Form 10-Q
period 1996-03-31
ORTHOLOGIC CORP
filed 1996-05-13
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                                ------------------------------------------------

                                                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to   ______________________

Commission File Number:
         0-21214

                                ORTHOLOGIC CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   86-0585310
- --------------------------------------------------------------------------------
  (State of other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

2850 S. 36th Street, #16, Phoenix, Arizona                   85034
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (602) 437-5520
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [X] Yes[ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        9,853,900 shares of common stock outstanding as of April 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                                ORTHOLOGIC CORP.
                                 BALANCE SHEETS
                                                    March 31,      December 31,
                                                      1996             1995
                                                  ------------    -------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                     $  5,112,403    $  8,830,514
    Short-term investment                           11,209,665       9,149,360
    Accounts receivable                              9,285,555       6,488,203
    Inventory                                        2,210,069       1,829,865
    Prepaids and other current assets                  628,700         273,237
                                                  ------------    ------------
       Total current assets                         28,446,392      26,571,179

FURNITURE AND EQUIPMENT:
    Total furniture and equipment                    2,069,876       1,891,987
    Less accumulated depreciation and
    amortization                                    (1,275,890)     (1,196,055)
                                                  ------------    ------------
       Furniture and equipment - net                   793,986         695,932

DEPOSITS AND OTHER ASSETS                               90,548          97,748

NOTE RECEIVABLE - Officer                              125,000         125,000
                                                  ------------    ------------
TOTAL                                             $ 29,455,926    $ 27,489,859
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                              $  1,420,398    $  1,053,323
    Accrued expenses                                 2,188,960       1,999,924
                                                  ------------    ------------

           Total current liabilities                 3,609,358       3,053,247


STOCKHOLDERS' EQUITY:
    Common  stock,  $.0005 par value -
       authorized, 15,000,000 shares;
       issued 9,840,700 and 9,625,864
       shares at March 31, 1996 and
       December 31, 1995, respectively                   4,920           4,813
    Additional paid-in capital                      44,363,026      43,887,804
    Retained deficit                               (18,521,378)    (19,456,005)
                                                  ------------    ------------
       Total stockholders' equity                   25,846,568      24,436,612
                                                  ------------    ------------

TOTAL                                             $ 29,455,926    $ 27,489,859
                                                  ============    ============

See notes to financial statements.

                                ORTHOLOGIC CORP.
                            STATEMENTS OF OPERATIONS




                                                        Three months ended
                                                             March 31,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------


NET SALES                                        $  6,759,732      $  2,517,083

COST OF GOODS SOLD                                  1,122,279           560,304
                                                 ------------      ------------

GROSS MARGIN                                        5,637,453         1,956,779

OPERATING EXPENSES:
    Selling, general and administrative             4,424,148         2,337,350
    Research and development                          551,611           621,730
                                                 ------------      ------------
               Total operating expenses             4,975,759         2,959,080
                                                 ------------      ------------

             Operating income (loss)                  661,694        (1,002,301)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
    Grant revenue                                      49,400            35,816
     Interest income                                  238,533            51,063
    Interest expense                                        0           (20,392)
                                                 ------------      ------------
                Total other income                    287,933            66,487
                                                 ------------      ------------

Income (loss) before taxes                            949,627          (935,814)

Income tax provision                                  (15,000)                0
                                                 ------------      ------------

Net income (loss)                                $    934,627      ($   935,814)
                                                 ============      ============



NET INCOME (LOSS) PER WEIGHTED AVERAGE
    NUMBER OF COMMON SHARES OUTSTANDING          $       0.09      ($      0.13)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                      10,398,099         7,146,593
                                                 ============      ============

See notes to financial statements.

                                ORTHOLOGIC CORP.
                            STATEMENTS OF CASH FLOWS
                                                                   Three months ended
                                                                       March 31,
                                                             --------------------------
                                                                1996            1995
                                                             -----------    -----------
OPERATING ACTIVITIES:
    Net income (loss)                                        $   934,627    ($  935,814)
    Adjustment to reconcile net income (loss) to net cash
       used in operating activities:
             Depreciation and amortization                        79,835         77,590
    Change in operating assets and liabilities:
       Accounts receivable                                    (2,797,352)      (593,905)
       Inventory                                                (380,204)      (291,606)
       Prepaids and other current assets                        (355,463)       (24,484)
       Deposits and other assets                                   7,200            370
       Accounts payable                                          367,075         37,934
       Accrued expenses                                          189,036         24,043
                                                             -----------    -----------
         Net cash used in operating activities                (1,955,246)    (1,705,872)

INVESTING ACTIVITIES:
    Expenditures for furniture and equipment                    (177,889)       (51,932)
    Purchase of short-term investments                        (2,060,305)             0
                                                             -----------    -----------
         Net cash used in investing activities                (2,238,194)       (51,932)

FINANCING ACTIVITIES:
    Payments under long term debt                                      0        (19,706)
    Advances on line of credit                                         0        870,495
    Proceeds from issuance of common stock                       475,329      1,945,270
                                                             -----------    -----------
         Net cash provided by financing activities               475,329      2,796,059
                                                             -----------    -----------

NET (DECREASE) INCREASE IN CASH AND                           (3,718,111)     1,038,255
    CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                        8,830,514      3,265,350
                                                             ===========    ===========

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 5,112,403    $ 4,303,605
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION - Cash paid during the period for interest             0    $    20,392
                                                             ===========    ===========

See notes to financial statements.

                                ORTHOLOGIC CORP.
                          NOTES TO FINANCIAL STATEMENTS

1.    Financial Statement Presentation

      The balance sheet as of March 31, 1996, and the statements of operations and cash flows for the three months ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report and Form 10-K.


2.    Net Income (Loss) per Common Share

      Net income (loss) per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding stock options.


3.    Inventory

      Inventory is stated at the lower of cost (FIFO method) or market and consists of the following:

                                                  March 31, 1996
                                                   ------------
                 Raw materials                       $1,667,719
                 Work-in process                         62,790
                 Finished goods                         479,560
                                                   ============
                                                     $2,210,069
                                                   ============

                                ORTHOLOGIC CORP.
                    NOTES TO FINANCIAL STATEMENTS (continued)

4.    Line of Credit

      The Company has available a $2 million revolving line of credit from a bank. The Company may borrow on the line of credit in amounts up to 70% of eligible accounts receivable. At March 31, 1996 the aggregate amount which the Company could borrow totaled $2,000,000. The line of credit is collateralized by all accounts receivable, inventory and fixed assets of the Company, bears interest at prime plus one and three-quarter percentage points and matures on June 2, 1996. The Company must meet certain covenants including monthly financial ratios and minimum net worth and quarterly net loss amounts. At March 31, 1996, there were no amounts outstanding under this line of credit.

5.    Income Taxes

      The Company has recorded a deferred tax asset of $7.5 million relating to its NOL carry forward. This amount is completely offset by a valuation allowance. For the three months ended March 31, 1996, the Company has recognized the estimated alternative minimum tax which will be due.



6.    Subsequent Event

      On April 30, 1996 the Company issued 2,530,000 shares of common stock upon the closing of a public offering of its common stock. Gross proceeds to the Company were $78.4 million. Net proceeds to the Company after deducting costs of the offering were approximately $73.5 million. The common stock was sold at $31 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

              Net Sales. OrthoLogic's sales increased 169% from $2.5 million during the three months ended March 31, 1995 to $6.8 million for the comparable period during 1996. The increase in the net sales was primarily attributable to higher sales levels of the OrthoLogic 1000.

              Gross Margin. Gross margin increased 188% from $2.0 million during the three months ended March 31, 1995 to $5.6 million for the comparable period during 1996. Gross margin as a percentage of sales increased from 78% in 1995 to 83% in 1996. The gross margin percentage improved as a result of absorption of fixed manufacturing cost over a higher volume of manufactured product and from a change in product sales mix to a higher gross margin product in 1996 compared to 1995.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 89% from $2.3 million during the three months ended March 31, 1995 to $4.4 million for the comparable period during 1996. The increase was attributable to higher personnel costs and other costs which relate directly to higher sales levels of the OrthoLogic 1000, such as commissions to sales representatives, allowance for bad debts and royalties.

              Research  and  Development  Expenses.   Research  and  development
              expenses during the three months ended March 31, 1995 totaled $621,730 compared to $551,611 for the comparable period during 1996. The decreased expenses are primarily attributable to a lower number of patients enrolled in one of its clinical trials during 1996 than in 1995. The Company is nearing the competition of enrollment for this clinical trial.

              Other Income. Other income increased 333% from $66,457 during the three months ended March 31, 1995 to $287,933 for the comparable period during 1996. The increase from 1995 to 1996 was primarily the result of increased interest income as a result of a higher level of cash and short-term investments.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

         At March 31, 1996, the Company had cash, cash equivalents and short-term investments of $16.3 million. Working capital increased 6% from $23.5 million at December 31, 1995 to $24.8 million at March 31, 1996, primarily due to net income for this three month period.

         The Company has available an aggregate $2 million revolving line of credit with a bank under which it may borrow up to 70% of eligible accounts receivable. At March 31, 1996 the aggregate amount which the Company could borrow totaled $2 million, and there were no amounts outstanding under this line of credit.

         The Company anticipates that the cash generated from the proceeds of the secondary offering (Note 6), product sales and current cash balances will be sufficient to meet the Company's capital requirements for the foreseeable future. There can be no assurance however, that the Company will not require additional financing in the future, or that such sources of capital will be available on terms favorable to the Company, if at all.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The 1996 Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 3, 1996.

           (b) The following persons were elected as directors of the Company at the Annual Meeting:

                                                       Results
                                          -------------------------------------
                                                      Withhold      Broker
                                             For      Authority    Non-Votes
                                          ---------   ---------    ---------
Three-year term  John M. Holliman III     8,863,186    57,381          0
                 Augustus A. White III    8,863,071    57,496          0


           The following persons are continuing directors; Fredric J. Feldman, Elwood D. Howse, Jr., George A. Oram, Jr. and Allan M. Weinstein, Ph.D.

           (c) In addition to the election of directors, the following agenda items were submitted to a shareholders' vote:

                                                                         Results
                                                  ------------------------------------------------------
                                                                                                Broker
                                                     For          Against        Abstain       Non-Votes
                                                     ---          -------        -------       ---------
1.   Amendment to the Company's Certificate of
      Incorporation to increase the number of
      authorized shares of common stock from
      15,000,000 to 40,000,000                    6,424,969      2,443,969       26,644         24,986


2.   Ratification of Deloitte & Touche LLP as
     independent auditors for the year
     ending December 31, 1995                     8,887,709        5,503         27,355          - 0 -

           (d) The Annual Meeting was adjourned to a later date before action on an amendment to the Company's Stock Option Plan ("Plan") to increase the number of shares available for grant of options under the Plan by 600,000 shares. Shareholders will consider this amendment on Friday, May 17, 1996 at 9:00 a.m. local time at the Executive Offices of the Company, 2850 South 36th Street, Phoenix, Arizona 85034.

Item 6.    Exhibits and Reports on Form 8-K

           A.     Exhibits

                        Exhibit
                        Number        Description
                        ------        -----------
                          3.1         Ameded   and   Restated   Certificate   of
                                      Incorporation

                         11.1         Statement  of  Computation  of net  income
                                      (loss)  per  Weighted  Average  Number  of
                                      Common Shares Outstanding

           B.     Reports on Form 8-K.

                  No current Reports on Form 8-K were filed by the Company during the three months ended March 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                                  Title                                        Date
- ---------                                  -----                                        ----


/s/ Allan M. Weinstein      Chairman of the Board of Directors, President and       May 12, 1996
- ----------------------      Chief Executive Officer (Principal Executive
Allan M. Weinstein          Officer)




/s/ Allen R. Dunaway        Vice-President and Chief Financial Officer              May 12, 1996
- --------------------        (Principal Financial Officer)
Allen R. Dunaway