Form 10-Q
period 1996-06-30
ORTHOLOGIC CORP
filed 1996-08-14
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                             June 30, 1996
                                   --------------------------------------------

                                       or

[     ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________________  to   ___________________

Commission File Number:         0-21214

                                ORTHOLOGIC CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                     86-0585310
- --------------------------------------------------------------------------------
(State of other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  2850 S. 36th Street, #16, Phoenix, Arizona                       85034
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     [X]  Yes      [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        25,008,346 shares of common stock outstanding as of July 31, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                                ORTHOLOGIC CORP.
                                 BALANCE SHEETS

                                                                         June 30,            December 31,
                                                                           1996                  1995
                                                                     ------------------    ------------------
ASSETS                                                                  (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                             $63,128,560            $8,830,514
    Short-term investments                                                 22,777,045             9,149,360
    Accounts receivable, net                                               11,596,784             6,488,203
    Inventory                                                               2,865,150             1,829,865
    Prepaids and other current assets                                         940,801               273,237
                                                                     ------------------    ------------------
       Total current assets                                               101,308,340            26,571,179

FURNITURE AND EQUIPMENT:
    Furniture and equipment                                                 2,249,824             1,891,987
    Less accumulated depreciation and amortization                         (1,363,844)           (1,196,055)
                                                                     ------------------    ------------------
       Furniture and equipment - net                                          885,980               695,932

INTANGIBLES, net                                                            3,620,472                   ---

DEPOSITS AND OTHER ASSETS                                                      93,113                97,748

NOTE RECEIVABLE - Officer                                                         ---               125,000
                                                                     ------------------    ------------------
                                                                         $105,907,905           $27,489,859
                                                                     ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                       $1,307,210            $1,053,323
    Accrued expenses                                                        2,881,721             1,999,924
                                                                     ------------------    ------------------

           Total current liabilities                                        4,188,931             3,053,247


STOCKHOLDERS' EQUITY:
    Common stock, $.0005 par value - authorized, 40,000,000 shares;
       24,980,846 and 19,251,728 shares issued                                 12,491                 9,626
    Additional paid-in capital                                            118,747,555            43,882,991
    Retained deficit                                                      (17,041,072)          (19,456,005)
                                                                     ------------------    ------------------
       Total stockholders' equity                                         101,718,974            24,436,612
                                                                     ------------------    ------------------

                                                                         $105,907,905           $27,489,859
                                                                     ==================    ==================

See notes to financial statements.

                                ORTHOLOGIC CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended                         Six months ended
                                                            June 30,                                  June 30,
                                             ---------------------------------------    -----------------       -----------------
                                                   1996                   1995                1996                    1995
                                             ------------------       --------------    -----------------       -----------------
NET SALES                                           $7,911,929           $3,073,503          $14,671,661              $5,590,586

COST OF GOODS SOLD                                   1,252,095              642,090            2,374,374               1,202,394
                                             ------------------       --------------    -----------------       -----------------
GROSS PROFIT                                         6,659,834            2,431,413           12,297,287               4,388,192

OPERATING EXPENSES:
    Selling, general and administrative             5,526,632            2,603,233            9,950,780               4,940,583
    Research and development                          546,009              534,501            1,097,620               1,156,231
                                             ------------------       --------------    -----------------       -----------------
             Total operating expenses               6,072,641            3,137,734           11,048,400               6,096,814
                                             ------------------       --------------    -----------------       -----------------
             Operating income (loss)                  587,193            ( 706,321)           1,248,887              (1,708,622)
                                             ------------------       --------------    -----------------       -----------------

OTHER INCOME (EXPENSE):
    Grant revenue                                      44,747               37,561               94,147                  73,377
    Interest income                                   863,366               49,544            1,101,899                 100,607
    Interest expense                                      ---              (13,046)                 ---                 (33,438)
                                             ------------------       --------------    -----------------       -----------------
              Total other income                      908,113               74,059            1,196,046                 140,546
                                             ------------------       --------------    -----------------       -----------------

Income (loss) before taxes                          1,495,306             (632,262)           2,444,933              (1,568,076)

Income tax expense                                     15,000                  ---               30,000                     ---
                                             ------------------       --------------    -----------------       -----------------

Net income (loss)                                  $1,480,306            ($632,262)          $2,414,933             ($1,568,076)
                                             ==================       ==============    =================       =================



NET INCOME (LOSS) PER WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                   $0.06               ($0.04)               $0.11                  ($0.11)
                                             ==================       ==============    =================       =================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                       24,768,690           14,976,564           22,733,854              14,636,764
                                             ==================       ==============    =================       =================

See notes to financial statements.

                                ORTHOLOGIC CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         1996                  1995
                                                                  -------------------    ------------------
OPERATING ACTIVITIES:
    Net income (loss)                                                    $2,414,933           ($1,568,076)
    Adjustment to reconcile net income (loss) to net cash
       used in operating activities:
             Depreciation and amortization                                  183,443               151,206
    Change in operating assets and liabilities:
       Accounts receivable                                               (5,108,581)           (1,438,974)
       Inventory                                                         (1,035,285)             (411,455)
       Prepaids and other current assets                                   (667,565)              (15,122)
       Deposits and other assets                                              4,635                (1,866)
       Accounts payable                                                     253,887                17,188
       Accrued expenses                                                     881,797               279,404
                                                                  -------------------    ------------------
         Net cash used in operating activities                           (3,072,736)           (2,987,695)

INVESTING ACTIVITIES:
    Intangibles                                                          (3,675,939)                  ---
    Expenditures for furniture and equipment                               (318,023)              (73,513)
    Purchase of short-term investments, net                             (13,627,685)                  ---
    Repayment of note receivable                                            125,000                   ---
                                                                  -------------------    ------------------
         Net cash used in investing activities                          (17,496,647)              (73,513)

FINANCING ACTIVITIES:
    Payments under long term debt                                               ---               (19,706)
    Proceeds from issuance of common stock                               74,867,429             1,973,270
                                                                  -------------------    ------------------
         Net cash provided by financing activities                       74,867,429             1,953,564
                                                                  -------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND                                      54,298,046            (1,107,644)
    CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                   8,830,514             3,265,350

                                                                  ===================    ==================

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $63,128,560            $2,157,706
                                                                  ===================    ==================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION - Cash paid during the period for interest                      ---               $33,438
                                                                  ===================    ==================

See notes to financial statements.

                                ORTHOLOGIC CORP.
                          NOTES TO FINANCIAL STATEMENTS



1.    Financial Statement Presentation
      --------------------------------

      The balance sheet as of June 30, 1996, and the statements of operations for the three and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report and Form 10-K.


2.    Net Income (Loss) per Common Share
      ----------------------------------

      Net income (loss) per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period after giving effect to the stock split as described in Note 6.
      Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding stock options.


3.    Inventory
      ---------

      Inventory is stated at the lower of cost (FIFO method) or market and consists of the following:

                                                  June 30, 1996
                                               ----------------------
            Raw materials                             $2,130,076
            Work-in process                               99,236
            Finished goods                               635,838
                                               ======================
                                                      $2,865,150
                                               ======================


4.    Intangibles
      -----------

      The Company is in the process of converting from a dealer network to a network of direct salespeople. In connection with this conversion the
      Company had paid $3.7 million as of June 30, 1996, to certain former independent dealers for the return of territory rights, covenants-not-to-compete with varying terms and the right to hire former independent dealer sales representatives as Company employees. This amount is being amortized over seven years.

                                ORTHOLOGIC CORP.
                    NOTES TO FINANCIAL STATEMENTS (continued)



5.    Income Taxes
      ------------

      The Company has recorded a deferred tax asset of $7.5 million relating to its NOL carry forward. This amount is completely offset by a valuation allowance. For the six months ended June 30, 1996, the Company has recognized the estimated alternative minimum tax which will be due.


6.    Equity
      ------

      On April 30, 1996 the Company issued 2,530,000 shares of common stock upon the closing of a public offering of its common stock. Gross proceeds to the Company were $78.4 million. The net proceeds to the Company after deducting costs of the offering were approximately $73.5 million. The common stock was sold at $31 per share. During the first quarter of 1996 the Company amended its Articles of Incorporation to authorize 40,000,000 shares of common stock, $.0005 par value. In addition, the Board of Directors approved a 2 for 1 stock split in the form of a 100 percent common share dividend which was paid on June 25, 1996, to stockholders of record as of June 4, 1996. The accompanying financial statements have been restated to give effect to the split.


7.    Litigation
      ----------

      During June and July 1996 certain lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder.

      Plaintiffs in these actions allege that correspondence received by the Company from the Food and Drug Administration (the "FDA") regarding the promotion and custom configurations of the Company's OrthoLogic 1000 Bone Growth Stimulator was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company made untrue statements of material facts or omitted to state material facts necessary in order to make the statements not misleading. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to the Plaintiffs.

      All plaintiffs seek class action status, unspecified compensatory damages, fees and costs. Plaintiffs also seek extraordinary, equitable and/or injunctive relief as permitted by law. Management believes that the allegations are without merit and will vigorously defend them. The costs associated with defending these allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in these financial statements.

                                ORTHOLOGIC CORP.
                    NOTES TO FINANCIAL STATEMENTS (continued)


8.    Subsequent Event
      ----------------

      On July 22, 1996 the Company signed a Letter Agreement to acquire all of the outstanding stock of Sutter Corporation, a subsidiary of Columbia/HCA Healthcare Corporation for approximately $25 million cash. The transaction is subject to regulatory approval, normal due diligence and the completion of a definitive purchase agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

               Since receiving approval of its PMA (pre-market approval application) from the Food and Drug Administration ("FDA") in March 1994 of its OrthoLogic 1000 Bone Growth Stimulator, the Company has marketed its products primarily through a network of independent orthopaedic specialty dealers and a small number of direct sales representatives. During May and June of 1996, the Company initiated a plan to convert the primary marketing channel from an independent dealer network to a direct sales force. As of June 30, 1996, the Company had paid approximately $3.7 million to certain former independent dealers for the return of territory rights, covenants-not-to-compete with varying terms and the right to hire former independent dealer sales representatives as Company employees. These expenditures are classified on the balance sheet as intangibles and are being amortized over seven years. The Company expects to continue negotiating additional similar transactions with remaining independent dealers.


Results of Operations

              Net Sales. Total net sales during the three and six months ended June 30, 1996, were $7.9 million and $14.7 million, respectively, compared to $3.1 million and $5.6 million during the comparable periods in 1995, respectively, reflecting an increase of 157% and 162%, respectively. The increase in the net sales was primarily attributable to higher sales levels of the OrthoLogic 1000.

              Gross Profit. The increased sales levels generated gross profit of $6.7 million and $12.3 million for the three and six months ended June 30, 1996, which was an increase of 174% and 180% over the comparable periods in 1995, respectively. Gross profit as a percentage of net sales increased from 79.1% to 84.2% for the three months ended June 30, 1995 and 1996, respectively and from 78.5% to 83.8% for the six months ended June 30, 1995 and 1996, respectively. The gross profit percentage improved as a result of the fixed manufacturing costs being absorbed over a higher volume of manufactured product and from a change in product sales mix to a higher gross profit product in 1996 compared to 1995.

              Selling, General and Administrative. Total selling, general, and administrative expenses ("SG&A") increased 112% and 101% for the three and six months ended June 30, 1996 versus the same periods during 1995, respectively. As a percentage of sales, SG&A went from 84.7% to 69.9% for the three months ended June 30, 1995 versus 1996, respectively, and from 88.4% to 67.8% for the six months ended June 30, 1995 versus 1996, respectively. The increased SG&A dollars are due primarily to the variable component of SG&A (commissions, bad debts, royalties) associated with the increased sales. The fixed component of SG&A has also increased due to the additional personnel and other infrastructure required to support the growing sales volume. As a result SG&A is expected to be higher throughout 1996 compared to 1995.

              Research and Development. Research and development expenses during the six months ended June 30, 1996 were down approximately 5% compared to the same period during 1995. The decreased expenses are primarily attributable to a lower number of patients enrolled in one of the Company's clinical trials during 1996 than in 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


              Other Income. Other income increased substantially during 1996 due primarily to interest income which was $863,000 and $1.1 million for the three and six months ended June 30, 1996, respectively, versus $50,000 and $101,000 in the comparable periods during 1995, respectively. This increase is due primarily to an increased level of cash and short-term investments resulting from the sale of common stock.


Liquidity and Capital Resources

              As discussed in Note 6 to the financial statements, the Company issued 2,530,000 shares of its common stock at $31 per share through a public offering, generating net proceeds of approximately $73.5 million.

              At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $85.9 million. Working capital increased over 300% from $23.5 million at December 31, 1995 to $97.1 million at June 30, 1996, primarily due to proceeds from the stock offering.

              As discussed in Note 8 to the financial statements, the Company signed a Letter Agreement to acquire all of the outstanding stock of Sutter Corporation for approximately $25 million cash. This transaction is subject to regulatory approval, normal due diligence and the completion of a definitive purchase agreement. In addition, the Company is in the process of converting from a dealer network to a network of direct salespeople. In connection with this conversion, the Company had paid approximately $3.7 million as of June 30, 1996, to certain former independent dealers for the return of territory rights, covenants-not-to-compete with varying terms and the right to hire former independent dealer sales representatives as Company employees. It is anticipated that approximately $5 million will be paid for similar transactions during 1996.

              The Company anticipates that the cash generated from the proceeds of the stock offering (Note 6), product sales and current cash balances will be sufficient to meet the Company's capital requirements for the foreseeable future. There can be no assurance however, that the Company will not require additional financing in the future, or that such sources of capital will be available on terms favorable to the Company, if at all.

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

      Commencing on June 24, 1996, certain lawsuits were filed in the United States District Court for the District Court of Arizona against the Company and certain officers and directors alleging violations of Sections 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and, as to other defendants, Sections 20(a) of the Exchange Act. These lawsuits are:

                  Mark Silveria v. Allan M. Weinstein,  Allen R. Dunaway,  David
      E. Derminio and OrthoLogic Corporation, Cause No. CIV 96-1563 PHX EHC, filed in the United States District Court for the District of Arizona (Phoenix Division) on July 1, 1996.

                  Derric C. Chan and Anna Chan as attorney in fact for Moon-Yung Chow, on behalf of themselves and all others similarly situated v. OrthoLogic Corporation, Allan M. Weinstein, Frank P. Magee and David E. Derminio, Cause No. CIV 96-1514 PHX RCB, filed in the United States District Court for the District of Arizona (Phoenix Division) on June 27, 1996.

                  Jeffrey M. Boren and Charles E. Peterson, Jr., on behalf of themselves and all others similarly situated v. Allan M. Weinstein and OrthoLogic Corp., Cause No. CIV 96-1520 PHX RCB, filed in the United States District Court for the District of Arizona (Phoenix Division) on June 24, 1996.

                  Dorothy Cohen, on behalf of herself and all others similarly situated v. OrthoLogic Corp. and Allan M. Weinstein, Cause No. CIV 96-1615 PHX SMM, filed in the United States District Court for the District of Arizona (Phoenix Division) on July 9, 1996.

                  Joseph C. Barton, on behalf of himself and all others similarly situated v. OrthoLogic Corp. and Allan M. Weinstein, Cause No. CIV 96-1643 PHX ROS, filed in the United States District Court for the District of Arizona (Phoenix Division) on July 12, 1996.

                  Jeffrey Draker, on behalf of himself and all others similarly situated v. Allan M. Weinstein, and OrthoLogic Corp., Cause No. CIV 96-1667 PHX RCB, filed in the United States District Court for the District of Arizona (Phoenix Division) on July 16, 1996.

                  Edward and Eleanor Katz v. OrthoLogic Corp. and Allan M. Weinstein, Cause No. CIV 96-1668 PHX RGS, filed in the United States District Court for the District of Arizona (Phoenix Division) on July 17, 1996.

                  Mark J. Rutkin, Paul A. Wallace, Malcolm E. Brathwaite, Elaine
      K. Davies and David G. Davies, Larry E. Carder, and Carl Hust, on behalf of themselves and all others similarly situated v. Allan M. Weinstein, Allen R. Dunaway, David E. Derminio, Frank P. Magee and OrthoLogic Corp., Cause No. CIV 96-1678 PHX EHC, filed in the United States District Court for the District of Arizona (Phoenix Division) on July 17, 1996.

                  Frank J. DeFelice, on behalf of himself and all others similarly situated v. OrthoLogic Corp. and Allan M. Weinstein, Cause No CIV 96-1713 PHX EHC, filed in the United States District Court for the District of Arizona (Phoenix Division) on July 23, 1996.

                  Plaintiffs in these actions allege the correspondence received by the Company from the FDA regarding the promotion and custom configuration of the Company's OrthoLogic 1000 Bone Growth Stimulator was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company made untrue statements of material facts or omitted to state material facts necessary in order to make the statements not misleading. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to plaintiffs.

                  All   plaintiffs   seek  class  action   status,   unspecified
      compensatory damages, fees and costs. Plaintiffs also seek extraordinary, equitable and /or injunctive relief as permitted by law.

                  On or about June 20, 1996, a lawsuit entitled Norman Cooper et. al. v. OrthoLogic Corp., et al., Cause No. CV 96-10799, was filed in the Superior Court, Maricopa County, Arizona. The plaintiffs allege violations of Arizona Revised Statutes Sections 44-1991 (state securities fraud) and 44-1522 (consumer fraud) and common law fraud and factual allegations substantially similar to those alleged in the federal court class action complaints. Plaintiffs also seek class action status, unspecified compensatory and punitive damages, fees and costs. Plaintiffs also seek injunctive and/or equitable relief.

                  On July 10, 1996, a complaint was filed by Randall Hutchens in the California Superior Court, Small Claims Division (No. SSB1415) against Allan M. Weinstein, supposedly based on the same legal and factual issues as the class action cases. Plaintiff seeks damages of $5,000.

                  On June 24, 1996, the Company received notice that the National Association of Securities Dealers, Inc. ("NASD") is conducting a routine review of the trading activity in the Company's stock. The Company responded to this inquiry on July 17, 1996.

                  On August 7, 1996, the Company received a subpoena from the Arizona Corporation Commission Securities Division for the production of records regarding the above lawsuits and NASD review.

Item 4.     Submission of Matters to a Vote of Security Holders

         The reconvened annual meeting of stockholders of the Company was held on May 17, 1996 to vote on an amendment to the Company's Stock Option Plan to increase the number of shares of common stock available for grant thereunder by 600,000 shares. The results are as follows:

                                                       BROKER
                                                       ------
          FOR            AGAINST       ABSTAIN        NON-VOTES
          ---            -------       -------        ---------

       5,055,889        1,741,914       43,360        2,275,894


         Results of votes on other matters submitted to the stockholders during the annual meeting are reported in Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.


Item 5.    Other Information

           A. The Company received a warning letter from the FDA dated May 31, 1996 regarding the promotion and custom configurations of the Company's OrthoLogic 1000 Bone Growth Stimulator. The FDA letter expressed concerns regarding representations with respect to using patient registry data, promotion of the OrthoLogic 1000 for new indications without an approved supplemental application and changes in design or physical layout of the device for these new indications and using the FDA name in promotional literature. Through subsequent correspondence and conversations with the FDA, the Company believes that the issues raised in the warning letter have been resolved.

           B.     On July 22, 1996, the Company issued a press release, filed as
                  Exhibit 99.1 hereto, announcing that it has signed a Letter Agreement to acquire all of the outstanding stock of Sutter Corporation, a subsidiary of Columbia/HCA Healthcare Corporation for approximately $25 million cash. The transaction is subject to regulatory approval, normal due diligence and the completion of a definitive purchase agreement.

Item 6.    Exhibits and Reports on Form 8-K

           A. See Exhibit Index following the Signatures page which is incorporated herein by reference.

           B.     Reports on Form 8-K.

                  On July 1, 1996, the Company filed a current report on Form 8-K dated June 28, 1996, to report in Item 5 receipt of an FDA warning letter, shareholder lawsuits and the NASD inquiry and the Company's appointment of a new President and Chief Operating Officer.

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

Signature                              Title                                    Date
- ---------                              -----                                    ----



/s/ Allan M. Weinstein      Chairman of the Board of Directors and          August 13, 1996
Allan M. Weinstein          Chief Executive Officer
                            (Principal Executive Officer)



/s/ Allen R. Dunaway        Vice-President and Chief Financial Officer      August 13, 1996
Allen R. Dunaway            (Principal Financial and Accounting Officer)

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

    Exhibit                                                                Incorporated by                       Filed
      No.                        Description                                Reference to:                       Herewith
      ---                        -----------                                -------------                       --------

      3.1          Amended and Compiled Certificate of         Exhibit 3.1 to the Company's Quarterly
                   Incorporation of the Company                Report on Form
                                                               10-Q for the period ended March 31, 1996

      3.2          Bylaws of the Company                       Exhibit 3.4 to the Company's Amendment
                                                               No. 2 to Registration Statement on Form
                                                               S-1 (No. 33-47569) filed with the SEC
                                                               on January 25, 1993

     10.1          Addendum to Lease between the Company       Exhibit 10.8.1 to the Company's
                   and Cook Inlet Region, Inc. commencing      Registration Statement on Form S-3 (No.
                   April 1, 1996                               333-3082) filed with the SEC on April
                                                               2, 1996 ("April 1996 S-3")

     10.2          Underwriting Agreement between the          Exhibit 1.1 to April 1996 S-3
                   Company and Volpe, Welty & Company,
                   Hambrecht & Quist and Dain Bosworth
                   Inc., as Representatives of the
                   Underwriters

     10.3          Maturity Modification Letter dated          Exhibit 10.21 for April 1996 S-3
                   March 29, 1996, by Silicon Valley Bank

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 (continued)

    Exhibit                                                                Incorporated by                       Filed
      No.                        Description                                Reference to:                       Herewith
      ---                        -----------                                -------------                       --------

     10.4          Employment Agreement dated March 28,        Exhibit 10.28 to April 1993
                   1996, between the Company and Nicholas      S-3
                   A. Skaff

     10.5          Employment Agreement dated July 1,                                                              X
                   1996, between the Company and George A.
                   Oram, Jr.

     11.1          Statement of Computation of Net Income                                                          X
                   (Loss) per Weighted Average Number of
                   Common Shares Outstanding

      27           Financial Data Schedule                                                                         X

     99.1          Press release announcing intent to                                                              X
                   acquire Sutter Corporation from
                   Columbia/HCA Healthcare Corporation