Form 10-Q
period 1996-09-30
ORTHOLOGIC CORP
filed 1996-11-14
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             September 30, 1996
                                        ----------------------------------------

                                       or

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________  to   ___________________________

Commission File Number:      0-21214

                                ORTHOLOGIC CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                                                   86-0585310
----------------------------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

 2850 S. 36th Street, #16, Phoenix, Arizona                          85034
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (602) 437-5520
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

      25,022,346 shares of common stock outstanding as of October 31, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                                ORTHOLOGIC CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     December 31,
                                                                          1996             1995
                                                                      -------------    -------------
ASSETS                                                                 (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                         $  16,382,542    $   8,830,514
    Short-term investments                                               37,070,149        9,149,360
    Accounts receivable, net                                             24,989,396        6,488,203
    Inventories, net                                                      5,597,530        1,829,865
    Prepaids and other current assets                                     1,186,914          273,237
    Deferred income taxes                                                 2,401,000             --
                                                                      -------------    -------------
       Total current assets                                              87,627,531       26,571,179

FURNITURE, RENTAL FLEET AND EQUIPMENT:
    Furniture, rental fleet and equipment                                10,803,730        1,891,987
    Less accumulated depreciation and amortization                       (1,687,403)      (1,196,055)
                                                                      -------------    -------------
       Furniture, rental fleet and equipment - net                        9,116,327          695,932

INTANGIBLES, net                                                         16,403,115             --

DEPOSITS AND OTHER ASSETS                                                    93,113           97,748

NOTE RECEIVABLE - Officer                                                      --            125,000
                                                                      -------------    -------------
                                                                      $ 113,240,086    $  27,489,859
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                  $   3,125,755    $   1,053,323
    Accrued expenses                                                      7,557,555        1,999,924
                                                                      -------------    -------------

           Total current liabilities                                     10,683,310        3,053,247

DEFFERRED RENT AND CAPITAL LEASE OBLIGATION                                 296,823             --

STOCKHOLDERS' EQUITY:
    Common stock, $.0005 par value - authorized, 40,000,000 shares;
       25,022,346 and 19,251,728 shares issued                               12,509            9,626
    Additional paid-in capital                                          118,832,041       43,882,991
    Retained deficit                                                    (16,584,597)     (19,456,005)
                                                                      -------------    -------------
       Total stockholders' equity                                       102,259,953       24,436,612
                                                                      -------------    -------------

                                                                      $ 113,240,086    $  27,489,859
                                                                      =============    =============

See notes to consolidated financial statements.

                                ORTHOLOGIC CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three months ended             Nine months ended
                                                  September 30,                 September 30,
                                          ----------------------------    ----------------------------
                                              1996            1995            1996            1995
                                          ------------    ------------    ------------    ------------
NET REVENUES                              $ 10,407,527    $  4,049,603    $ 25,079,188   $  9,640,189

COST OF REVENUES                             1,990,951         800,914       4,365,325      2,003,308
                                          ------------    ------------    ------------   ------------

GROSS PROFIT                                 8,416,576       3,248,689      20,713,863      7,636,881

OPERATING EXPENSES:
    Selling, general and administrative      8,506,765       2,995,926      18,487,545      7,936,509
    Research and development                   529,784         456,647       1,627,404      1,612,878
                                          ------------    ------------    ------------   ------------
               Total operating expenses      9,036,549       3,452,573      20,114,949      9,549,387
                                          ------------    ------------    ------------   ------------

             Operating income (loss)          (619,973)       (203,884)        598,914     (1,912,506)
                                          ------------    ------------    ------------   ------------

OTHER INCOME (EXPENSE):
    Grant revenue                               37,103          85,494         131,250        158,871
     Interest income                         1,039,345          27,285       2,141,244        127,892
    Interest expense                              --            (8,750)           --          (42,188)
                                          ------------    ------------    ------------   ------------
                Total other income           1,076,448         104,029       2,272,494        244,575
                                          ------------    ------------    ------------   ------------


Net income (loss)                         $    456,475    $    (99,855)   $  2,871,408   $ (1,667,931)
                                          ============    ============    ============   ============

NET INCOME (LOSS) PER WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                     $       0.02    $      (0.01)   $       0.12   $      (0.11)
                                          ============    ============    ============   ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                25,800,962      15,038,402      23,759,306     14,772,294
                                          ============    ============    ============   ============

See notes to consolidated financial statements.

                                ORTHOLOGIC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine months ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           1996            1995
                                                                       ------------    ------------
OPERATING ACTIVITIES:
    Net income (loss)                                                  $  2,871,408    $ (1,667,931)
    Adjustment to reconcile net income (loss) to net cash
       used in operating activities:
             Depreciation and amortization                                  824,735         226,469
    Change in operating assets and liabilities net of effects from purchase of Sutter Corporation:
           Accounts receivable                                           (6,718,447)     (2,719,237)
            Inventories                                                  (2,217,596)       (680,628)
            Prepaids and other current assets                              (811,858)       (136,866)
            Deposits and other assets                                         4,635          (1,866)
            Accounts payable                                                375,676         259,867
            Accrued expenses                                              1,082,429         638,215
                                                                       ------------    ------------
                       Net cash used in operating activities             (4,589,018)     (4,081,977)

INVESTING ACTIVITIES:
    Intangibles from dealer transactions                                 (9,278,912)           --
    Expenditures for furniture and equipment, net                          (828,744)        (93,653)
    Purchase of short-term investments, net                             (27,920,789)           --
    Repayment of note receivable                                            125,000            --
    Payment for purchase of Sutter Corporation, net of cash acquired    (24,907,442)           --
                                                                       ------------    ------------
         Net cash used in investing activities                          (62,810,887)        (93,653)

FINANCING ACTIVITIES:
    Payments under long term debt                                              --           (19,706)
    Proceeds from issuance of common stock                               74,951,933       2,057,714
                                                                       ------------    ------------
         Net cash provided by financing activities                       74,951,933       2,038,008
                                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH AND                                       7,552,028      (2,137,622)
    CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                   8,830,514       3,265,350

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 16,382,542    $  1,127,728
                                                                       ============    ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION - Cash paid during the period for interest                     --      $     42,188
                                                                       ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
The Company purchased all of the capital stock of Sutter Corporation and incurred certain costs related to this acquisition for a total purchase price of $25,047,000. In connection with this acquisition, liabilities were assumed as follows:

             Fair value of assets acquired                       $ 31,516,000
             Cash paid and costs related to the acquisition of
             capital stock                                        (25,047,000)
                                                                 ------------
                  Liabilities assumed                            $  6,469,000
                                                                 ============

See notes to consolidated financial statements.

                                ORTHOLOGIC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Financial Statement Presentation
      --------------------------------

      The consolidated financial statements include the accounts of OrthoLogic Corp. ("OrthoLogic") since its inception in July 1987 and its wholly-owned subsidiary Sutter Corporation (collectively the "Company") since its acquisition on August 30, 1996. All material intercompany accounts and transactions have been eliminated.

      The consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

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


2.    Net Income (Loss) per Common Share
      ----------------------------------

      Net income (loss) per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period after giving effect to a 2 for 1 stock split in the form of a 100 percent common share dividend which was paid on June 25, 1996, to stockholders of record as of June 4, 1996. The accompanying financial statements have been restated to give effect to the split. Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding stock options.

3.    Acquisition of Sutter Corporation
      ---------------------------------

      On August 30, 1996, OrthoLogic acquired all of the outstanding capital stock of Sutter Corporation ("Sutter") for $24,500,000 in cash. The acquisition was accounted for as a purchase and, accordingly the net assets and results of operations of Sutter have been included in these consolidated financial statements commencing August 30, 1996. The purchase resulted in goodwill of $7.4 million which is being amortized over 15 years. The following unaudited pro-forma summary combines the consolidated results of operations of OrthoLogic and Sutter as if the acquisition had occurred on January 1 of that period after giving effect to certain adjustments including amortization of the purchase price in excess of net assets acquired, interest income, and income taxes. This pro-forma summary is not necessarily indicative of the results of operations that would have occurred if OrthoLogic and Sutter had been combined during such periods. Moreover, the pro-forma summary is not intended to be indicative of the results of operations to be attained in the future.

                                ORTHOLOGIC CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Acquisition of Sutter Corporation  (continued)
      ---------------------------------

                                              Nine Months Ended
                                                September 30,
                                    ------------------------------------
                                    (in thousands, except per share data)

                                            1996            1995
                                            ----            ----

Net revenues                              $  48,818        $ 34,745
                                          =========        ========
Net income (loss)                         $   1,752        $ (2,513)
                                          =========        ========
Net income (loss) per common share        $     .07        $   (.17)
                                          =========        ========


4.    Inventories
      -----------

      Inventories are stated at the lower of cost (FIFO method) or market and consisted of the following:

                                                         September 30, 1996
                                                      --------------------------

                   Raw materials                              $3,743,040
                   Work-in process                               292,100
                   Finished goods                              1,922,256
                                                              ----------
                                                               5,957,396
                   Less reserve for obsolescence               (359,866)
                                                              ----------
                                                              $5,597,530
                                                              ==========

5.    Intangibles
      -----------

      The Company is in the process of converting from a dealer network to a network of direct salespeople. In connection with this conversion the Company had paid $9.3 million as of September 30, 1996, to certain former independent dealers for the return of territory rights, covenants-not-to-compete with varying terms and the right to hire former independent dealer sales representatives as Company employees. This amount is being amortized over seven years. Intangibles also include approximately $7.4 million of goodwill discussed in Note 3.


6.    Income Taxes
      ------------

      The Company has recorded a deferred tax asset of $9.9 million relating primarily to NOL carry forwards and allowances for doubtful accounts and inventory obsolescence. This amount is offset by a $7.5 million valuation allowance.


7.    Litigation
      ----------

      During 1996 certain lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder.

                                ORTHOLOGIC CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Litigation (continued)
      ----------

      Plaintiffs in these actions allege that correspondence received by the Company from the Food and Drug Administration (the "FDA") regarding the promotion and custom configurations of the Company's OrthoLogic 1000 Bone Growth Stimulator was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to the plaintiffs.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

               Since receiving approval of its PMA (pre-market approval application) from the Food and Drug Administration ("FDA") in March 1994 of its OrthoLogic 1000 Bone Growth Stimulator, the Company has marketed its products primarily through a network of independent orthopaedic specialty dealers and a small number of direct sales representatives. During the second quarter of 1996, the Company initiated a plan to convert the primary marketing channel from an independent dealer network to a direct sales force. As of September 30, 1996, the Company paid approximately $9.3 million to certain former independent dealers for the return of territory rights, covenants-not-to-compete with varying terms and the right to hire former independent dealer sales representatives as Company employees. The Company expects to continue negotiating additional similar transactions with remaining independent dealers.

               On August 30, 1996 the Company acquired all of the outstanding capital stock of Sutter Corporation, for $24,500,000 in cash. Accordingly, the net assets and results of operations of Sutter have been included in these financial statements commencing August 30, 1996.


Results of Operations

              Net Revenues. Total net revenues during the three and nine months ended September 30, 1996, were $10.4 million and $25.1 million, respectively, compared to $4.0 million and $9.6 million during the comparable periods in 1995, respectively, reflecting an increase of 157% and 160%, respectively. The increase in the net revenues was primarily attributable to higher sales levels of the OrthoLogic 1000 and Sutter revenues..

              Gross Profit. The increased revenue levels generated gross profit of $8.4 million and $20.7 million for the three and nine months ended September 30, 1996, which was an increase of 159% and 171% over the comparable periods in 1995, respectively. Gross profit as a percentage of net revenues remained flat for the three months ended September 30, 1996 versus the same period in 1995. Gross profit as a percentage of net revenues increased from 79.2% to 82.6% for the nine months ended September 30, 1995 and 1996, respectively. The gross profit percentage improved as a result of the fixed manufacturing costs being absorbed over a higher volume of manufactured product and from a change in product revenue mix to a higher gross profit product in 1996 compared to 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)


              Selling, General and Administrative. Total selling, general, and administrative expenses ("SG&A") increased 184% and 133% for the three and nine months ended September 30, 1996 versus the same periods during 1995, respectively. As a percentage of revenues, SG&A went from 74.0% to 81.7% for the three months ended September 30, 1995 versus 1996, respectively, and from 82.3% to 73.7% for the nine months ended September 30, 1995 versus 1996, respectively. The increased SG&A dollars are due in part to the variable component of SG&A (commissions, bad debts, royalties) associated with the increased revenues. The fixed component of SG&A has also increased due to the additional personnel and other infrastructure required to support the growing revenue volume, salespeople added as a result of the transition to a direct sales force and expenses of Sutter. As a result SG&A is expected to be higher throughout 1996 compared to 1995.

              Research and Development. Research and development expenses during the three months ended September 30, 1996 increased approximately 16% compared to the same period during 1995. The increase is due primarily to the timing of various clinical trials. Expenditures for the nine months ended September 30, 1996 are relatively flat compared to the same period in 1995.

              Other Income. Other income increased during 1996 due primarily to interest income which was $1.0 million and $2.1 million for the three and nine months ended September 30, 1996, respectively, versus $27,000 and $128,000 in the comparable periods during 1995, respectively. This increase is due primarily to an increased level of cash and short-term investments resulting from the sale of common stock.


Liquidity and Capital Resources

              On April 30, 1996 the Company issued 2,530,000 shares of common stock upon the closing of a public offering of its common stock. Net proceeds to the Company were approximately $73.5 million.

              At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $53.5 million. Working capital increased over 227% from $23.5 million at December 31, 1995 to $76.9 million at September 30, 1996, primarily due to proceeds from the stock offering.

              The Company is in the process of converting from a dealer network to a network of direct salespeople. In connection with this conversion, the Company had paid approximately $9.3 million as of September 30, 1996, to certain former independent dealers for the return of territory rights, covenants-not-to-compete with varying terms and the right to hire former independent dealer sales representatives as Company employees. It is anticipated that approximately $1 million will be paid for similar transactions during the remainder of 1996.

              As noted above, OrthoLogic acquired Sutter Corporation on August 30, 1996 and accounted for the transaction using the purchase method. The Company paid $25,047,000 and assumed liabilities totaling $6,469,000 for assets with a fair value of $31,516,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

              The Company anticipates that the cash generated from the proceeds of the stock offering, product revenues and current cash balances will be sufficient to meet the Company's capital requirements for the foreseeable future. There can be no assurance however, that the Company will not require additional financing in the future, or that such sources of capital will be available on terms favorable to the Company, if at all.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

              Certain of the statements contained in this document that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: (i) the results of the Company's efforts to implement its business strategy; (ii) actions of the Company's competitors and the Company's ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matters; (iv) other risks detailed in the Company's other filings with the Commission; and (v) the costs and results of pending litigation.

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

                  Reference is made to the disclosure under the Caption "Part II
      - Item 1. Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

                  Commencing on June 24, 1996, certain lawsuits were filed in the United States District Court for the District Court of Arizona against the Company and certain officers and directors alleging violations of Sections 10 (b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and, as to other defendants, Sections 20 (a) of the Exchange Act. In addition to the lawsuits referred to above, the following were filed:

                  Scott Longacre, Rickie Trainor, W. Preston Battle, III, Taylor
      D. Shepherd, Dianna Lynn Shepherd, Gordon H. Hogan, Trustee, and Dallas Warehouse Corp., Inc., on behalf of themselves and all others similarly situated v. Allan M. Weinstein, Allen R. Dunaway, David E. Derminio, Frank
      P. Magee, and OrthoLogic Corp., Cause No. CIV 96-1891 PHX PGR, filed in the United States District Court for the District of Arizona (Phoenix Division) on August 16, 1996.

                  Jeffrey D. Bailey, Milton Berg, Bryan Boatwright, Charles R. Campbell, Mark and Cathy Daniel, Tom Drotar, Rudy Gonnella, David Gross, Janet Gustafson, Willa P. Koretz, Dr. Richard Lewis, John Maynard, Margaret Milosh, Michelle Milosh, Theresa L. Onn, Ward B. Perry, William Schillings, Darwin and Merle Sen, Nestor Serrano and Larry E. and Gloria
      M. Swanson v. Allan M. Weinstein, Allen R. Dunaway, David E. Derminio and OrthoLogic Corporation, Cause No. CIV 96-1910 PHX PGR, filed in the United States District Court for the District of Arizona (Phoenix Division) on August 19, 1996.

                  Nancy Z. Kyser and Mark L. Nichols, on behalf of themselves and all others similarly situated v. OrthoLogic Corporation, Allan M. Weinstein, Frank P. Magee and David E. Derminio, Cause No. CIV 96-1937 PHX ROS, filed in the United States District Court for the District of Arizona (Phoenix Division) on August 22, 1996.

                  Plaintiffs in these actions allege the correspondence received by the Company from the FDA regarding the promotion and custom configuration of the Company's OrthoLogic 1000 Bone Growth Stimulator was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to plaintiffs.

                  All   plaintiffs   seek  class  action   status,   unspecified
      compensatory damages, fees and costs. Plaintiffs also seek extraordinary, equitable and/or injunctive relief as permitted by law.

                  Additionally, on or about July 16, 1996, Jacob B. Rapoport filed a Shareholder Derivative Complaint for Breach of Fiduciary Duty and Misappropriation of Confidential Corporate Information (based on similar factual issues underlying the above lawsuits) in the Superior Court of the State of

PART II - OTHER INFORMATION

      Arizona,  Maricopa County, No. CV96-12406 against Allan M. Weinstein, John
      M. Holliman, Augustus A. White, Frederic J. Feldman, Elwood D. Howse, George A. Oram, Frank P. Magee and David E. Derminio, Defendants and OrthoLogic Corp., Nominal Defendant. On October 29, 1996 the defendants removed the case to the United States District Court for the District of Arizona (Phoenix Division) No. CIV 2451 PHX RCB pursuant to 28 U.S.C. ss. 1332 on the grounds of diversity. Defendants have also filed a motion to dismiss the complaint.

                  The Court ordered the July 10, 1996 complaint filed by Randall Hutchens in the California Superior Court, Small Claims Division (No. SSB1415) against Allan M. Weinstein, dismissed without prejudice on August 27, 1996.

                  On June 24, 1996, the Company received notice that the National Association of Securities Dealers, Inc., ("NASD") is conducting a routine review of the trading activity in the Company's stock. The Company responded to this inquiry in July 1996 and to a follow up inquiry in September 1996.

                  On August 7, 1996, the Company received a subpoena from the Arizona Corporation Commission Securities Division for the production of records regarding the above lawsuits and the NASD review. The Company has responded to the subpoena.


Item 6.    Exhibits and Reports on Form 8-K

           A. See Exhibit Index following the Signatures page which is incorporated herein by reference.

           B.     Reports on Form 8-K.

                  On September 13, 1996, the Company filed a current report on Form 8-K dated August 30, 1996, to report in Item 2 the consummation of its acquisition of the capital stock of Sutter Corporation. The Form 8-K was amended on November 14, 1996 to include the following financial statements:

                        -     Unaudited  Pro-Forma  Balance Sheet as of June 30,
                              1996.

                        - Unaudited Pro-Forma Statement of Income for the six month period ended June 30, 1996.

                        - Unaudited Pro-Forma Statement of Operations for the year ended December 31, 1995.

                        - Audited financial statements of Sutter Corporation for the years ended December 31, 1995, 1994 and 1993 and independent auditors report.

                        - Unaudited balance sheet of Sutter Corporation as of June 30, 1996.

                        - Unaudited statements of income for the six month periods ended June 30, 1996 and 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Signature                            Title                                             Date
---------                            -----                                             ----


/s/ Allan M. Weinstein          Chairman of the Board of Directors and            November 14, 1996
----------------------
Allan M. Weinstein              Chief Executive Officer
                                (Principal Executive Officer)



/s/ Allen R. Dunaway            Vice-President and Chief Financial Officer        November 14, 1996
--------------------
Allen R. Dunaway                (Principal Financial and Accounting Officer)

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

     10.1          Stock purchase agreement dated August       Exhibit 2.1 to the Company's Form 8-K
                   30, 1996 by and among OrthoLogic Corp.,     filed on September 13, 1996
                   Sutter Corporation and Smith
                   Laboratories, Inc.

     11.1          Statement of Computation of Net Income                                                          X
                   (Loss) per Weighted Average Number of
                   Common Shares Outstanding

      27           Financial Data Schedule                                                                         X