Form 10-K
period 1996-12-31
ORTHOLOGIC CORP
filed 1997-03-31
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                         Commission file number: 0-21214

                                ORTHOLOGIC CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                                 86-0585310
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            2850 South 36th Street, Suite 16, Phoenix, Arizona 85034
                    (Address of principal executive offices)

                    Issuer's telephone number: (602) 437-5520

           Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                  Name of each exchange on which registered:
       None                                                N/A
--------------------                  ------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0005 per share;
         Rights to purchase 1/100 of a share of Series A Preferred Stock
         ---------------------------------------------------------------
                                (Title of Class)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing bid price of the registrant's Common Stock as reported on the Nasdaq National Market on February 21, 1997 was approximately $146,117,400. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

        The number of outstanding shares of the registrant's Common Stock on February 21, 1997 was 25,031,846.


                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Part II hereof and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1997 are incorporated by reference in Part III hereof.

                                ORTHOLOGIC CORP.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                        PART I

    Item 1.  Business.....................................................................................  1
    Item 2.  Properties................................................................................... 11
    Item 3.  Legal Proceedings............................................................................ 11
    Item 4.  Submission of Matters to a Vote of Security Holders.......................................... 13
    Executive Officers of the Registrant.................................................................. 13

                                                        PART II

    Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters..................... 15
    Item 6.  Selected Financial Data...................................................................... 15
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........ 15
    Item 8.  Financial Statements and Supplementary Data.................................................. 21
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......... 21

                                                        PART III

    Item 10. Directors and Executive Officers of the Registrant........................................... 22
    Item 11. Executive Compensation....................................................................... 22
    Item 12. Security Ownership of Certain Beneficial Owners and Management............................... 22
    Item 13. Certain Relationships and Related Transactions............................................... 22

                                                        PART IV

    Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................... 22

    SIGNATURES............................................................................................S-1

                                     PART I
                                     ------

Item 1. Business

General

    The Company was incorporated as a Delaware corporation in July 1987 as IatroMed, Inc. and changed its name to OrthoLogic Corp. in July 1991. Unless the context otherwise requires, the "Company" or "OrthoLogic" as used herein refers to Orthologic Corp. and its subsidiaries. The Company's executive offices are located at 2850 South 36th Street, Phoenix, Arizona 85034, and its telephone number is (602) 437-5520.

    OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopaedic devices for the orthopaedic healthcare market including bone growth stimulation, Continuous Passive Motion ("CPM") devices and ancillary orthopaedic recovery products. OrthoLogic's devices and other rehabilitation products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopaedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

    The Company entered the CPM business with its acquisition of Sutter Corporation ("Sutter") in August 1996. Sutter manufactures and markets CPM devices. Sutter also offers ancillary orthopaedic products such as bracing and cryotherapy through its CarePlan. CarePlan is a product and service concept that enables a sales representative to offer surgeons a range of ancillary orthopaedic products. The Company has included Sutter's operations in its consolidated financial statements since August 30, 1996. The Company continued to develop its CPM business when its newly formed subsidiary, Toronto Medical Orthopaedics Ltd., a Canada corporation, acquired substantially all of the assets and business of Toronto Medical Corp, an Ontario corporation, and its United States subsidiaries in March 1997. The Company also acquired Danninger Medical Technology, Inc.'s CPM product line in March 1997.

    OrthoLogic periodically discusses with third parties the possible acquisition of technology, product lines and businesses in the orthopaedic healthcare market and from time to time enters into letters of intent that provide OrthoLogic with an exclusivity period during which it considers possible acquisitions.

Products

                  OrthoLogic's primary products include bone growth stimulation and fracture fixation devices ("Fracture Healing Products") and CPM devices and related products ("Orthopaedic Rehabilitation Products"). These products are sold primarily through the Company's direct sales force. For 1996, 1995 and 1994, revenues from Fracture Healing Products and Orthopaedic Rehabilitation Products as a percentage of total revenues were as follows:

                                              Percentage of Total Net Revenues,
                                                  Year Ended December 31,
                                              --------------------------------
                                               1996        1995         1994
                                               ----        ----         ----
Fracture Healing Products                       68%        100%         100%
Orthopaedic Rehabilitation Products             32%         -0-          -0-

    Fracture Healing

    OrthoLogic(R) 1000. OrthoLogic's bone growth stimulation product is the OrthoLogic 1000. Prescribed by a physician, the OrthoLogic 1000 is a portable, noninvasive magnetic field bone growth stimulator designed for home treatment of patients who have a non-healing fracture. The OrthoLogic 1000 comprises two magnetic field treatment transducers (coils) and a microprocessor-controlled signal generator that delivers highly specific, low energy combined static and alternating magnetic fields.

         In 1989, the Company received U.S. Food and Drug Administration ("FDA") clearance of an Investigational Device Exemption ("IDE") to conduct a clinical trial of the OrthoLogic 1000 for the treatment of patients with a specific variety of non-healing fracture called a nonunion fracture of certain long bones. A nonunion fracture was defined for the purposes of this study as a fracture that remains unhealed for at least nine months post-injury. The patients enrolled in the Company's clinical trial had very severe nonunion fractures; the average fracture remained non-healing for 2.4 years post-injury and had an average of 2.5 unsuccessful surgical procedures performed prior to enrollment. Based on the data submitted to the FDA in the Company's Pre-Market Approval ("PMA") application, 60.7% of these non-healing fractures healed. In March 1994, the FDA granted the Company PMA approval to market this product for treatment of nonunion fractures of certain long bones. As a condition of the March 1994 PMA approval for the OrthoLogic 1000, the FDA required the Company to maintain a registry of all patients using the device. Based on an initial review of the approximately 400 patients who had nonunion fractures (as defined above) and then completed treatment at the time the Company submitted registry data in July 1996, approximately 72% of the patients have healed.

         In 1990, the Company received supplemental IDE clearance to conduct human clinical trials of the OrthoLogic 1000 on patients with another type of non-healing fracture called a delayed union fracture. For purposes of this study, a delayed union fracture was defined as a non-healing fracture five to nine months post-injury. This clinical trial was designed as a double-blind, placebo-controlled, randomized study. An analysis of the data has been completed by the Company, and this analysis indicates the benefit of the OrthoLogic 1000 in the treatment of delayed union fractures. However, the Company believes that a larger number of patients is necessary to establish statistical significance. Although the data on the active OrthoLogic 1000 units showed a positive effect, the healing rate in the placebo group was greater than originally anticipated. The Company recently combined the existing data from the study with delayed union data collected in the Company's Post Marketing Clinical Registry. This combined data set has been analyzed and submitted to the FDA to support the Company's request to expand the non-union definition to include patients five months post-injury. There can be no assurance that this data will result in regulatory approval.

         SpinaLogic(R) 1000. The SpinaLogic 1000 is a portable, noninvasive magnetic field bone growth stimulator being developed to enhance the healing process as either an adjunct to spinal fusion surgery or as treatment for a failed spinal fusion surgery. The Company believes that the SpinaLogic 1000 offers benefits similar to those of the OrthoLogic 1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The SpinaLogic 1000 consists of one magnetic field treatment transducer and a microprocessor-controlled signal generator, both of which are positioned near the spine through use of an adjustable belt which the patient places around the torso. The Company received approval of an IDE from the FDA in August 1992 and commenced clinical trials for the SpinaLogic 1000 as an adjunct to spinal fusion surgery in February 1993. The Company received approval of an IDE supplement from the FDA in September of 1995 to conduct a clinical trial of the SpinaLogic 1000 as a noninvasive treatment for a failed spinal fusion surgery. The Company commenced this on-going clinical trial in the fourth quarter of 1995. The Company has not yet applied for FDA approval to market the SpinaLogic 1000, and there can be no assurance that the Company will receive such approval if sought.

         BioLogic(R) Magnetic Field Technology. The natural process of musculoskeletal tissue healing involves a complex interaction of several physiological processes, which include the stimulation of specific cells such as osteoblasts, fibroblasts and endothelial cells. When an injury occurs, growth factors are produced at the healing site which stimulate selected cells to initiate the healing cascade. In most cases, these cells are able to initiate repair in response to an injury and restore the musculoskeletal tissue to its original strength and structure. Cell stimulation is a necessary component of tissue regeneration and is dependent upon certain triggering events that activate the production of connective tissue. The BioLogic technology is a second generation magnetic field technology licensed to the Company and used in the OrthoLogic 1000 and SpinaLogic 1000. The technology utilizes a specific combination of a low energy static magnetic field with a low-energy alternating magnetic field, which the Company believes increases cell stimulation. The technologies employed in first generation electromagnetic bone growth stimulators produce only an alternating magnetic field. The Company believes the use of combined static and alternating magnetic fields in its BioLogic technology increases the potency of the treatment and therefore reduces the required daily treatment time. The BioLogic technology is also a low-energy technology. The strength of the BioLogic magnetic fields are in the range of the earth's magnetic field. By comparison, the strength of the magnetic fields produced by competitive technologies is many times greater than that of the earth's magnetic field.

         In addition to the OrthoLogic 1000 and the SpinaLogic 1000, the Company is also engaged in research of additional applications of the proprietary BioLogic technology, including cartilage regeneration and osteoporosis treatment.

         Fracture Fixation. The Company's fracture fixation products consist of the OrthoFrame(R) External Fixator, the OrthoFrame/Mayo Wrist Fixator and the OrthoNail(TM), an intramedullary rod for humeral and tibial fractures. OrthoFrame products are external fixation devices constructed of non-metallic carbon fiber-epoxy composite material. The OrthoFrame offers a versatile design which can be utilized for immobilization of a wide array of fracture types, including tibia, femur, ankle, elbow and pelvic fractures. The OrthoFrame/Mayo Wrist Fixator is a specialized device developed in cooperation with the Orthopaedic Department of the Mayo Clinic, Rochester, Minnesota, for the treatment of complex wrist (Colles) fractures. The Orthopaedic Department of the Mayo Clinic has agreed to provide ongoing clinical input on future design enhancements for the OrthoFrame/Mayo Wrist Fixator. Both products utilize non-metallic carbon fiber-epoxy materials to reduce device weight and are radiolucent (i.e., eliminate the blocking of x-rays caused by metallic devices). The Company believes that the patented fracture alignment mechanism of the OrthoFrame products allows for simpler application, and the radiolucency and light weight composite materials of the OrthoFrame products provide benefits to both surgeon and patient. OrthoFrame products are shipped pre-assembled in sterile packaging to increase ease-of-use for the surgeon and to reduce handling and inventory expenses for the hospital. The OrthoNail is an internal fixation device used to treat fractures of the humerus and tibia. The Company received 510(k) marketing clearance from the FDA in September 1995 and commenced selling the product for humerus fractures in December 1995. In March 1996, the Company received 510(k) marketing clearance from the FDA for the version of the OrthoNail to be used in connection with fractures of the tibia. The Company does not actively market the OrthoNail.

         Orthopaedic Rehabilitation

         Continuous Passive Motion. The Company began manufacturing and leasing CPM products upon its acquisition of Sutter in August 1996. CPM devices provide controlled, continuous movement of joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following trauma or surgery to repair or replace joints. The products are designed to reduce pain and swelling, accelerate recovery of joint movement, reduce the length of a hospital stay, and reduce the incidence of complications. The major market for CPM devices is for use immediately following knee and hip joint replacement surgeries. CPM devices are used primarily by post-surgery orthopaedic patients in hospitals and in their homes. CPM devices are also used in nursing homes, sports medicine clinics and private practice physical therapy clinics.

         The Company's Sutter Legasus Sport CPM(R) and SportLite(R)PB are designed for knee rehabilitation. The Legasus Sport CPM(R) facilitates full extension after knee surgery and has an optional patella mobilizer to prevent scarring. The SportLite(R)PB is an adjustable post-operative knee brace. The Company also offers a LiteLift(R) CPM specifically designed for hospital use. The Company's other CPM products include the WaveFlex(TM)C.F.T. hand CPM device for post-surgical hand rehabilitation and the CPM 9000AT(TM) for ankle rehabilitation. Sutter recently began marketing its Sutter CarePlan(TM) and Sutter CarePlan(TM)II to offer physicians a single source for products required for a patient's rehabilitation and to allow physicians to customize procedures and streamline rehabilitation protocols. The Sutter CarePlan(TM) and Sutter CarePlan(TM)II include the Company's Sutter products as well as products that Sutter purchases from third party suppliers. While the majority of Sutter's products are designed for the lower extremity, the Company's other CPM products acquired in 1997 include a wide range of CPM devices for most human joints on which CPM is used.

         Ancillary Orthopaedic Products. The Company offers a line of both postoperative and functional braces and ancillary orthopaedic products such as cryotherapy through its CarePlan. Postoperative braces are used in the period immediately following surgery to provide stability, within a controlled range of motion, to the operative site. Functional braces are used in the long-term rehabilitation phase after a patient begins to participate in sporting activities and can be used for a year or longer after surgery/injury. Cryotherapy is a treatment modality that cools the operative site to reduce pain and swelling. There are several types of cryotherapy devices, ranging from ice packs to clinical units. In 1996, Sutter introduced a new cryotherapy device called the Blue Arctic. The device provides temperature-controlled cold therapy using a reservoir of ice water and a pump that circulates the water through a pad placed over the injury/surgical site.

         Other Product Development

         OrthoSound(TM). The Company currently is conducting preclinical and a pilot clinical trial relating to the design, development and testing of diagnostic and therapeutic devices utilizing its nonthermal ultrasound technology ("OrthoSound") for use in medical applications that relate to bone, cartilage, ligament or tendon diagnostics and healing. In the area of diagnostics, the OrthoSound research projects address the potential use of ultrasound for the assessment of bone strength and fracture risk in osteoporotic patients and the assessment of fracture healing. In therapeutic applications, the focus of the OrthoSound research is on the potential use of ultrasound for the treatment of at-risk fractures to increase the healing rate and reduce the need for subsequent surgical procedures. The Company has not yet applied for FDA approval to market the OrthoSound, and there can be no assurance that the Company will do so or that it would receive such approval if sought.

Marketing and Sales

         Fracture Healing Products are prescribed by orthopaedic surgeons and podiatrists practicing in private practices, hospitals and orthopaedic and podiatric treatment centers. The Company is focusing its marketing and sales efforts on these groups, with particular emphasis on those clinicians who treat bone healing problems. CPM products are prescribed by orthopaedic surgeons, hospitals, orthopaedic trauma centers and allied health professionals. CPM devices are leased to the patient, typically for a period of one to three weeks. Additionally, the Company utilizes physician-to-physician selling via presentations and scientific and clinical articles published in medical journals.

         As a result of the Company's transition during 1996 to an internal salesforce, the Company's sales and marketing efforts now are primarily conducted directly through the Company's own sales people. The Company also has retained selling agreements with two orthopaedic specialty dealers. Of the Company's approximately 500 employees at December 31, 1996, approximately 290 are involved in sales and marketing. The Company employs 19 area vice presidents to manage regional sales, each of whom has responsibility for the Company's direct sales and marketing efforts and the activities of the Company's specialty dealers in a designated geographic area. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Sales force."

         Through the efforts of the Company's specialized direct sales force servicing third party payors, the Company has contracted with over 320 third party payors, including various Blue Cross/Blue Shield organizations, and the Department of Veteran Affairs. In addition, the Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states.

         OrthoFrame and OrthoFrame/Mayo products are sold internationally through distributors located in European and South American countries. Currently, the OrthoLogic 1000 is not marketed internationally. However, the Company has entered into a cooperative business development arrangement with Tokyo-based Mitsubishi Chemical Corporation to collaborate in seeking approval from Japan's Ministry of Health and Welfare for reimbursement and the use of the OrthoLogic 1000 by Japanese national insurance. The Company's March 1997 Toronto acquisition may also increase the Company's access to international markets. Historically, the Company's export sales as a percentage of net sales have been less than 1%. The Company believes that this percentage may increase due to its recent acquisitions of businesses with more significant international sales. See "Item 1 -- Business -- General."

         While OrthoLogic has not experienced seasonality of revenues for its fracture healing products, the Company believes that revenues of its newly acquired CPM Products may be seasonal. CPM devices are used as adjuncts to surgery and historically the strongest quarter tends to be the fourth quarter of the calendar year. The Company believes this trend may be because (i) individuals tend to put off elective surgical intervention until later in the year when their insurance deductibles have been met, and (ii) sports-related injuries tend to increase in the fall and winter months. OrthoLogic recently entered the CPM business, and it is possible that the Company's future results may be subject to more seasonality.

Research and Development

         The Company's research and development staff presently includes 18 individuals, of whom four hold doctoral (Ph.D. or D.V.M.) degrees. Individuals within the research and development organization have extensive experience in the areas of biomaterials, bioengineering, animal modeling and cell biology. Research and development efforts emphasize product engineering, activities related to the clinical trials conducted by the Company and basic research. With regard to basic research, the research and development staff conducts in-house research projects in the area of fracture healing. The staff also supports and monitors external research projects in biophysical stimulation of growth factors and the potential use of ultrasound technology in diagnostic and therapeutic applications relating to bone, cartilage, ligament or tendon. Both the in-house and external research and development projects also provide technical marketing support for the Company's products and explore the development of new products and also additional therapeutic applications for existing products. Product engineering activities are primarily related to improvements in the CPM devices. The Company also has a clinical regulatory group that initiates and monitors clinical trials at approximately 30 clinical centers in the United States. The Company's research and development expenditures totaled $2.8 million, $2.1 million and $2.2 million in the years ended December 31, 1994, 1995 and 1996, respectively. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

Manufacturing

         The Company assembles the OrthoLogic 1000 from parts supplied by third parties, performs tests on both the components and assembled product and calibrates the assembled product to specifications. The Company currently purchases the microprocessor used in the OrthoLogic 1000 from a sole source supplier. The OrthoLogic 1000 is not dependent on this microprocessor and the Company believes that it could be redesigned to incorporate another microprocessor. At any point in time, the Company maintains a supply of the microprocessor on hand to meet its sales forecast for at least one year. In addition, the magnetic field sensor employed in the OrthoLogic 1000 is available from two sources. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Other components and materials used in the manufacture and assembly of the OrthoLogic 1000 are available from multiple sources.

         The Company assembles the OrthoFrame and OrthoNail products from parts supplied by third parties. These products are packaged and sterilized by outside sources and shipped by the Company from its facilities. The composite material components of the OrthoFrame products are currently sourced from two vendors. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company maintains a supply of these components on hand to meet its sales forecast for at least six months. Other components and materials used in the manufacture and assembly of the OrthoFrame products are readily available from multiple sources. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Key Suppliers."

         The Company assembles CPM devices from parts supplied by third parties. These parts are assembled, calibrated and tested at the Company's facilities. The Company purchases several CPM components, including microprocessors, motors and custom key panels, from sole-source suppliers. The Company believes that these products are not dependent on those components and could be redesigned to incorporate comparable components. The Company places orders for these components to meet its sales forecast for the current year. Other components and materials used in the manufacture and assembly of CPM products are available from multiple sources.

         The Company purchases its other Orthopaedic Rehabilitation Products fully assembled from third-party suppliers. These products are available from multiple sources.

Competition

         The orthopaedic industry is characterized by rapidly evolving technology and intense competition. With respect to the treatment of bone fractures, the Company believes that patients with non-healing fractures are primarily treated with surgery, and this represents its primary competition although other manufacturers of noninvasive bone growth stimulators also represent competition for the OrthoLogic 1000. The Company's main competitors for these products are Electro-Biology, Inc. ("EBI"), a subsidiary of Biomet, Inc., OrthoFix International N.V. ("OrthoFix") and Biolectron Inc. Exogen, Inc. markets a nonthermal ultrasound device for the acceleration of the time to a healed fracture for closed, cast immobilized, fresh fractures of the tibia and distal radius. With respect to the adjunctive treatment of spinal fusion surgery, the Company expects its primary competitors for its products to be EBI and OrthoFix. With respect to external fixation devices, the Company's primary competitors are OrthoFix, Howmedica, Inc. (a subsidiary of Pfizer, Inc.), EBI, Smith & Nephew Richards, Inc., Synthes, Inc. and ACE Orthopedic Manufacturing (a division of Depuy, Inc.). The same group of companies and Applied OsteoSystems, Inc. represent its primary competition in the internal fixation market. The Company believes that it may now be the largest domestic CPM device provider. The Company's primary competitors in the United States for CPM devices are privately held Thera-Kinetics, Inc., many independent owners/lessors of CPM devices, and suppliers of traditional orthopaedic rehabilitation services including orthopaedic immobilization and follow up physical therapy. The Company also believes that there are several foreign CPM device manufacturers and providers that it will encounter if it expands international sales or as those competitors sell in the United States.

         Many of the Company's competitors have substantially greater resources and experience in research and development, obtaining regulatory approvals, manufacturing, and marketing and sales of medical devices, and therefore represent significant competition for the Company. The Company is aware that its competitors are conducting clinical trials for other medical applications of their respective technologies. In addition, other companies are developing or may develop a variety of other products and technologies to be used in CPM devices, the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound. The Company believes that competition is based on, among other factors, the safety and efficacy of products in the marketplace, physician familiarity with the product, ease of patient use, product reliability, reputation, price, sales and marketing capability and reimbursement.

         Any product developed by the Company that gains any necessary regulatory approval will have to compete for market acceptance and market share in an intensely competitive market. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing as well as any necessary regulatory approval processes, and supply commercial quantities of the product to the market will be critical to its competitive success. There can be no assurance the Company can successfully compete on these bases. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Intense Competition" and "-- Rapid Technological Change."

Patents, Licenses and Proprietary Rights

         The Company's practice is to require its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreements provide that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual relating to the Company's business while employed by the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

         It is also the Company's policy to protect its owned and licensed technology by, among other things, filing patent applications for the technologies that it considers important to the development of its business. The Company uses the Biologic(R) technology through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. With respect to the BioLogic technology, the delivery of such technology to the patient and specific applications of such technology, the Company holds title to four United States patents and to patents issued in Australia, Switzerland, Germany, France, and the United Kingdom, as well as to a pending patent application in Japan, and holds an exclusive worldwide license to 28 United States patents, eight Australian patents, five Canadian patents, and one Japanese patent. Currently there are five pending United States patent applications and multiple pending patent applications in Canada, Japan, and Europe. The Company's license for the BioLogic technology extends for the life of the underlying patents (which are due to expire over a period of years beginning in 2006 and extending through
2014) and covers all improvements and applies to the use of the technology for all medical applications in man and animals. The license provides for payment of royalties by the Company from the net sales revenues of products using the BioLogic technology. The license agreement can be terminated for breach of any material provision of the license. See Note 4 of Notes to Consolidated Financial Statements.

         The Company holds an exclusive worldwide license to four United States patents covering OrthoFrame products. The license, which extends for the life of the underlying patents (the earliest of which was issued in 1986) and covers all improvements, provides for payment of royalties by the Company from the sales revenues of OrthoFrame products. The license provides for minimum royalties of $100,000 per calendar year. The license agreement can be terminated for breach of any material provision of the license and, at the Company's option, upon 60 days' notice to the licensor.

         The Company has been assigned four United States patents covering methods for ultrasonic bone assessment by noninvasively and quantitatively evaluating the status of bone tissue in vivo through measurement of bone mineral density, strength and fracture risk. Additionally, patent applications are pending for this technology in the United States, Canada, Japan, and Europe as well as two pending international applications.

         With respect to CPM technology, the Company currently owns sixteen United States patents, three pending United States patent applications, two Canadian patents, three Canadian patent applications, two Japanese patents, and a European patent. The issued United States patents on this technology are due to expire over a period of years beginning in the year 2001 and extending through 2013. These patents could expire at an earlier date if the patents are not maintained by paying certain fees and/or annuities to the United States Patent and Trademark Office and/or appropriate foreign patent offices at certain intervals over the life of the patents. The pending United States patents, if issued, would begin to expire over a period of time beginning around 2015, and could expire at an earlier date, if not maintained as noted in the previous sentence.

         OrthoLogic(R), OrthoLogic & Design(R), OrthoFrame(R), BioLogic(R), SpinaLogic(R), Tomorrow's Technology Today(R), CaseLog(R), OrthoSonic(R), Legasus Sport CPM(R), LiteLift(R), Sportlite(R), Sutter(R), Danninger Medical(R), Mobilimb(R), and Totalcare(R) are federally registered trademarks of the Company. Additionally, the Company claims trademark rights in PerioLogic(TM), OsteoLogic(TM), OrthoNail(TM), OrthoSound(TM), Quickfix(TM), CPM 9000AT(TM), Legasus CPM(TM), WaveFlex(TM), Sutter CarePlan(TM), Home Rehab System(TM) and Danniflex(TM).

         The Company has become aware of an assertion in Germany against one of its recently acquired CPM patents. The Company is in the early stages of investigating the assertion, but it does not currently believe that it will have a material effect on the Company. The Company is not aware of any other claims that have been asserted against the Company for infringement of proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future.

Government Regulation

         The activities of the Company are regulated by foreign, federal, state and local governments. Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated by the FDA under a number of statutes, including the Medical Device Amendments Act of 1976 to the Federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990 (collectively, the "FDC Act"). The Company's current BioLogic technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent FDA review, and are required to be tested under an IDE clinical trial and approved for marketing under a PMA.

         To begin human clinical studies the Company must apply to the FDA for an IDE. Generally, preclinical laboratory and animal tests are required to establish a scientific basis for granting of an IDE. Once an IDE is granted, clinical trials can commence which involve rigorous data collection as specified in the IDE protocol. After the clinical trial is completed, the data are compiled and submitted to the FDA in a PMA application. FDA approval of a PMA application occurs after the applicant has established safety and efficacy to the satisfaction of the FDA. The FDA approval process may include review by an FDA advisory panel. Approval of a PMA application includes specific requirements for labeling of the medical device with regard to appropriate indications for use. Among the conditions for PMA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures comply with the FDA regulations setting forth Good Manufacturing Practices ("GMP"). The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. In addition, the Company must comply with post-approval reporting requirements of the FDA. If violations of applicable regulations are noted during FDA inspections, the continued marketing of any products manufactured by the Company may be adversely affected. No significant deficiencies have been noted in FDA inspections of manufacturing facilities under the Company's operation.

         The Company's external fixation devices, the OrthoFrame and the OrthoFrame/Mayo Wrist Fixator, and the Company's internal fixation product, OrthoNail, are Class II devices. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments Act of 1976 was enacted, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) pre-market notification with the agency. The Company obtained 510(k) pre-market notification clearances from the FDA for the OrthoFrame and OrthoNail product lines.

         The Company's CPM devices are Class I devices which do not require 510(k) pre-market notification. However, CPM manufacturers must comply with GMP regulations. The devices must also meet Underwriters Laboratories standards for electrical safety. For sales to the European Community, CPM devices must meet established electromechanical safety and electromagnetic emissions regulations. The Company also expects that the European Community will soon require compliance with quality control standards. The Company believes that it currently complies with these regulations.

         Manufacturers outside the United States that export devices to the United States may be subject to FDA inspection. The FDA generally inspects companies every few years. The frequency of inspection depends upon the company's status with respect to regulatory compliance. To date, the Company's foreign operations have not been the subject of any inspections conducted by the FDA.

         Under Canada's Food and Drugs Act and the rules and regulations thereunder (the "Food and Drugs Act"), the CPM devices sold by the Company do not require any Canadian regulatory approvals prior to their introduction to the market. However, the Company must provide Health and Welfare Canada with notice concerning the sale of a device. Notice for all of the CPM devices currently manufactured by the Company in Canada has been provided to Health and Welfare Canada. Subsequent to such notification, Health and Welfare Canada may request the Company to provide it with the results of the testing conducted on the device. If the results of such testing do not substantiate the nature of the benefits claimed to be obtainable from the use of the device or the performance characteristics claimed for such device to the satisfaction of Health and Welfare Canada, the sale of the device in Canada would be prohibited until appropriate results had been submitted. The Company has not been asked to provide such testing results to the Canadian authorities.

         CPM devices must comply with the applicable provincial regulations regarding the sale of electrical products by receiving the prior approval of either the Canadian Standards Association ("CSA") or the provincial hydro-electric authority, unless the device is otherwise exempt from such requirement. To date, the Company believes that its CPM devices have, unless otherwise exempt, obtained such necessary approvals prior to introduction to the market.

         The FDC Act regulates the labeling of medical devices to indicate the uses for which they are approved, both in connection with PMA approval and thereafter, including any sponsored promotional activities or marketing materials distributed by or on behalf of the manufacturer or seller. A determination by the FDA that a manufacturer or seller is engaged in marketing of a product for other than its approved use may result in administrative, civil or criminal actions against the manufacturer or seller. In a warning letter issued May 31, 1996, the FDA raised various issues regarding certain promotional literature covering the OrthoLogic 1000 and other issues regarding the marketing and alleged custom configuration of the device. Primarily, the FDA questioned the use in the Company's literature of the patient success rate reflected in the patient registry data for the OrthoLogic 1000, focusing on differences between the patient populations in the original PMA and the subsequent patient registry data with respect to the time from injury to treatment. The FDA did not question the accuracy of the information reported in the patient registry data or the patient success rate reflected in that data. In its May 31, 1996 letter, the FDA also questioned whether changes had been made in the signal frequency of the OrthoLogic 1000, and raised issues with respect to use of the FDA's name in promotional materials, the promotion of the device as having the ability to stimulate the human growth factor IGF-II pathway, as well as an independent distributor's promotion of the device for treatment of the non-appendicular skeleton. The Company responded to the issues addressed in the FDA's letter, including the submission of a PMA supplement that included only registry data for patients who met the original PMA criteria. The Company has agreed not to refer to the IGF-II growth factor data or use the FDA name in its promotional literature, agreed not to promote or inventory devices for indications beyond those currently approved, and instituted a policy covering individual promotional correspondence between sales representatives and customers. The Company also reaffirmed that at no time had the Company modified the signal frequency of the OrthoLogic 1000, and agreed not to promote or inventory reconfigured devices until supplementary PMA approval is received. The Company and the FDA have resolved all of the issues raised in the May 31, 1996 letter.

         The previous owners of certain of the Company's CPM businesses received correspondence from the FDA regarding operating procedures and deviations from GMP practices. The Company believes that those issues were resolved before it acquired the businesses.

         Regulations governing human clinical studies outside the United States vary widely from country to country. Historically, some countries have permitted human studies earlier in the product development cycle than the United States. This disparity in regulation of medical devices may result in more rapid product approvals in certain foreign countries than the United States, while approvals in countries such as Japan may require longer periods than in the United States. In addition, although certain of the Company's products have undergone clinical trials in the United States and Canada, such products have not undergone clinical studies in any other foreign country and the Company does not currently have any arrangements to begin any such foreign studies.

         The process of obtaining necessary government approvals is time-consuming and expensive. There can be no assurance that the necessary approvals for new products or applications will be obtained by the Company or, if they are obtained, that they will be obtained on a timely basis. Furthermore, the Company or the FDA must suspend clinical trials upon a determination that the subjects or patients are being exposed to an unreasonable health risk. The FDA may also require post-approval testing and surveillance programs to monitor the effects of the Company's products. In addition to regulations enforced by the FDA, the Company is also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations. The ability of the Company to operate profitably will depend in part upon the Company obtaining and maintaining all necessary certificates, permits, approvals and clearances from the United States and foreign and other regulatory authorities and operating in compliance with applicable regulations. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Regulations regarding the manufacture and sale of the Company's current products or other products that may be developed or acquired by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation" and " -- Condition of Acquired facilities."

Third Party Payment

         Most medical procedures are reimbursed by a variety of third party payors, including Medicare and private insurers. The Company's strategy for obtaining reimbursement authorization for its products is to establish their safety, efficacy and cost effectiveness as compared to other treatments. The Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states. The Company contracts with over 320 third party payors as an approved provider, including the Department of Veterans Affairs and various Blue Cross/Blue Shield organizations. Because the process of obtaining reimbursement for products through third-party payors is longer than through direct invoicing of patients, the Company must maintain sufficient working capital to support operations during the collection cycle. In addition, third party payors as an industry have undergone consolidation and that trend appears to be continuing. The concentration of such economic power may result in third party payors obtaining additional leverage and thus negatively affecting the Company's margins.

         As part of the Company's efforts to establish its primary products as treatments of choice among third party payors, the Company has entered into two consulting agreements with practicing physicians. These physicians were retained by the Company to increase product acceptance, respond to inquiries from other clinicians regarding the Company's products or to assist the Company in seeking third party payor endorsement of practice pattern changes. Significant uncertainty exists as to the reimbursement status of newly approved health care products such as of those that may be offered by the Company, and there can be no assurance that adequate third party coverage will continue to be available for the Company's products at current levels. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Limitations on Third Party Payment; Uncertain Effects of Managed Care."

Product Liability Insurance

         The business of the Company entails the risk of product liability claims. The Company maintains a product liability and general liability insurance policy and an umbrella excess liability policy. There can be no assurance that liability claims will not exceed the coverage limit of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. Consequently, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company has not experienced any product liability claims to date resulting from its Fracture Healing Products. To date, liability claims resulting from the Company's CPM Products have not had a material adverse effect on business. Additionally, the agreements by which the Company acquired its CPM businesses generally require the seller to retain liability for claims arising before the acquisition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk of Product Liability Claims."

Employees

         As of December 31, 1996, the Company had 512 employees, including 290 in sales and marketing, 18 in research and development and clinical and regulatory affairs, 15 in managed care, approximately 71 in reimbursement and 118 in manufacturing, finance and administration. The managed care staff is charged with changing the practice patterns of the orthopaedic community through the influence of third party payors on treatment regimes. The Company believes that the success of its business will depend, in part, on its ability to identify, attract and retain qualified personnel. In the future, the Company will need to add additional skilled personnel or retain consultants in such areas as research and development, manufacturing and marketing and sales. The Company considers its relationship with its employees to be good. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Key Personnel; Recent Management Change."

Item 2. Properties

         The Company leases facilities in Arizona and CPM facilities in California, Toronto (Canada) and Ohio. These facilities are designed and constructed for industrial purposes and are located in industrial districts. Each facility is suitable for the Company's purposes and is effectively utilized. The table below sets forth certain information about the Company's principal facilities.

                                     Approx.
Location                           Square Feet      Lease Expires    Description             Principal Activity
--------                           -----------      -------------    -----------             ------------------
Phoenix, Arizona                     22,500             12/97        2-story                 Fracture Healing
                                                                     building in             Products operations and
                                                                     industrial park         executive offices

San Diego, California                18,766             8/98         1-story in              Sutter CPM Products
                                                                     industrial park         assembly

                                     26,970             9/98         2-story in              CPM Product
                                                                     industrial park         administration

Toronto, Ontario, Canada             28,547            2/28/99       1-story in              CPM assembly
                                                                     industrial park

         The Company believes that each facility is well maintained, except for damage due to excess moisture from water leaking into its San Diego facilities. The Company is currently taking steps to repair the source of the leaks and resulting damage. The Company is working with both the landlord and Sutter's prior owner to allocate the expenses of such repair.

         In March 1997, the Company began a restructuring plan to consolidate all CPM manufacturing in its Toronto facility and all CPM administrative and service functions in Phoenix. The Company intends to close all of its other CPM facilities. The Company also intends to move its Phoenix operations to a new leased facility in Phoenix before the Company's lease on its current Phoenix facility expires.

Item 3. Legal Proceedings

         On June 24, 1996, and on several days thereafter, lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging violations of Sections 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and, as to other defendants, Section 20(a) of the Exchange Act. See "Item 7 -- Management's Discussion and Analysis of Financial Condition Results of Operations -- Potential Adverse Outcome of Litigation." These lawsuits are:

         Mark Silveria v. Allan M. Weinstein, Allen R. Dunaway, David E. Derminio and OrthoLogic Corporation, Cause No. CIV 96-1563 PHX EHC, filed in the United States District Court for the District of Arizona (Phoenix Division) on July 1, 1996.

         Derric C. Chan and Anna Chan as attorney in fact for Moon-Yung Chow, on behalf of themselves and all others similarly situated v. OrthoLogic Corporation, Allan M. Weinstein, Frank P. Magee and David E. Derminio, Cause No. CIV 96-1514 PHX RCB, filed in the United States District Court for the District of Arizona (Phoenix Division) on June 21, 1996.

         Jeffrey M. Boren and Charles E. Peterson, Jr., on behalf of themselves and all other similarly situated v. Allan M. Weinstein and OrthoLogic Corp., Cause No. CIV 96-1520 PHX RCB, filed in the United States District Court for the District of Arizona on June 24, 1996.

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

         Mark J. Rutkin, Paul A. Wallace, Malcolm E. Brathwaite, Elaine K. Davies and David G. Davies, Larry E. Carder and Carl Hust, on behalf of themselves and all others similarly situated v. Allan M. Weinstein, Allen R. Dunaway, David E. Derminio and OrthoLogic Corp., Cause No. CIV 96-1678 PHX EHC, filed in the United States District Court for the District of Arizona (Phoenix Division), on July 17, 1996.

         Frank J. DeFelice, on behalf of himself and all others similarly situated v. OrthoLogic Corp. and Allan M. Weinstein, Cause No. CIV 96-1713 PHX EHC, filed in the United States District Court for the District of Arizona (Phoenix Division), on July 23, 1996.

         Scott Longacre, Joseph E. Sheedy, Trustee, Rickie Trainor, W. Preston Battle, III, Taylor D. Shepherd, Dianna Lynn Shepherd, Gordon H. Hogan, Trustee, and Dallas Warehouse Corp., Inc., on behalf of themselves and all others similarly situated v. Allan M. Weinstein, Allen R. Dunaway, David E. Derminio, Frank P. Magee and OrthoLogic Corp., Cause No. CIV 96-1891 PHX PGR, filed in the United States District Court for the District of Arizona (Phoenix Division) on August 16, 1996.

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

         Plaintiffs  in  these  actions  allege   generally   that   information
concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OrthoLogic 1000 Bone Growth Stimulator, and the matters set forth therein, was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts necessary in order to make the statements not misleading. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to plaintiffs. All plaintiffs seek class action status, unspecified compensatory damages, fees and costs. Plaintiffs also seek extraordinary, equitable and/or injunctive relief as permitted by law. Pursuant to court orders dated December 17, 1996 and January 19, 1997, the preceding actions have been consolidated for all purposes, and lead plaintiffs and counsel have been appointed. A consolidated complaint has yet to be filed.

         On or about June 20, 1996, a lawsuit entitled Norman Cooper, et al. v. OrthoLogic Corp., et al., Cause No. CV 96-10799, was filed in the Superior Court, Maricopa County, Arizona. The plaintiffs allege violations of Arizona Revised Statutes Sections 44-1991 (state securities fraud) and 44-1522 (consumer fraud) and common law fraud based upon factual allegations substantially similar to those alleged in the federal court class action complaints. Plaintiffs also seek class action status, unspecified compensatory and punitive damages, fees and costs. Plaintiffs also seek injunctive and/or equitable relief. By agreement of the parties, that action has been stayed while the federal actions proceed.

         On or  about  July 16,  1996,  Jacob B.  Rapoport  filed a  Shareholder
Derivative Complaint for Breach of Fiduciary Duty and Misappropriation of Confidential Corporation Information (based on similar factual issues underlying the above lawsuits) in the Superior Court of the State of Arizona, Maricopa County, No. CV 96-12406 against Allan M. Weinstein, John M. Holliman, Augustus
A. White, Fredric J. Feldman, Elwood D. Howse, George A. Oram, Frank P. Magee and David E. Derminio, Defendants and OrthoLogic Corp., Nominal Defendant. On October 29, 1996 the defendants removed the case to the United States District Court for the District of Arizona (Phoenix Division) No. CIV 96-2451 PHX RCB on grounds of diversity pursuant to 28 U.S.C. ss. 1332. Defendants filed a motion to dismiss the complaint. By agreement of the parties, the case has been stayed pending a decision on defendants' anticipated motion to dismiss the consolidated federal class action lawsuits.

         The Company denies the substantive allegations in the aforesaid lawsuits and plans to defend the actions vigorously.

         In February 1997, the Company received a letter from the California Department of Industrial Relations Division of Occupational Safety and Health regarding an informal complaint involving certain physical problems with one of Sutter's facilities. The Company responded to the letter in March 1997 and believes that it has addressed or is in the process of addressing the issues raised. See "Item 2 -- Properties" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Condition of Acquired Facilities."


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Executive Officers of the Registrant

         The following table sets forth information regarding the executive officers of the Company:

Name                            Age   Title
----                            ---   -----
Allan M. Weinstein, Ph.D.       51    Chairman of the Board, Chief Executive Officer, President and Director
Frank P. Magee, D.V.M.          40    Executive Vice President, Research and Development
David E. Derminio               44    Vice President, Marketing and Sales
Allen R. Dunaway                42    Vice President, Chief Financial Officer and Secretary
James B. Koeneman, Ph.D.        60    Vice President, Engineering
MaryAnn G. Miller               39    Vice President, Human Resources
Nicholas A. Skaff               41    Vice President, Managed Care

         Allan M. Weinstein, Ph.D. has been the Chairman of the Board, President and Chief Executive Officer and a Director of the Company since its inception in 1987. Dr. Weinstein is a member of the Board of Directors of the Health Industry Manufacturers Association and Raymedica, Inc., a privately held spinal implant company.

         Frank P. Magee, D.V.M. joined the Company as a Vice President in November 1989 and became Executive Vice President, Research and Development in 1991.

         David E. Derminio joined the Company in March 1993 as Vice President, Marketing and Sales. From 1984 to 1993 he served as the Vice President of Sales for Med-Tech West, Inc., a distributor of orthopaedic and neurosurgical products.

         Allen R. Dunaway joined the Company in February 1992 as its Vice President and Chief Financial Officer. From 1991 to 1992, he served as Operations Manager and Chief Financial Officer for Gentron Corporation, an electronics manufacturer.

         James B. Koeneman, Ph.D. joined OrthoLogic as Director of Engineering in May 1994 and became Vice President, Engineering in September 1994. From 1984 to 1994, Dr. Koeneman was the Head of the Bioengineering Division at Harrington Arthritis Research Center.

         MaryAnn G. Miller joined the Company as Vice President of Human Resources in October 1996. From November 1995 to June 1996, Ms. Miller was Human Resources Director for Southwestco Wireless, Inc. doing business as CellularOne, a subsidiary of Bell Atlantic Nynex Mobile, a provider of wireless telecommunications services in the Southwest. From October 1992 to July 1995, Ms. Miller was a human resources officer with Firstar Corporation, a Wisconsin-based bank holding company. She was most recently First Vice President and Regional Human Resources Director of Firstar from January 1994 to July 1995.

         Nicholas A. Skaff joined the Company as Vice President, Managed Care in April 1996. From January 1996 to April 1996, Mr. Skaff was the Southwest Region Area Vice President for Olsten Corp., a home care company, and President of Children's HomeCare, a pediatric home care joint venture between Olsten Corp. and Phoenix Children's Hospital. From January 1995 to December 1995, he was the Area Vice President of Olsten Corp.'s neuro rehabilitation group. From January 1994 to December 1994, he was the President and Chief Executive Officer of RWW Associates, Inc., a neurologic rehabilitation company. From August 1987 to December 1993, Mr. Skaff was the Chief Financial Officer of NeuroCare, a neurologic rehabilitation home care company.

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The information under the heading "Stockholder Information" on page 15 of the Company's Annual Report to Stockholders for the year ended December 31, 1996 (the "Annual Report") is incorporated herein by reference.

         On October 15, 1996, the Company issued a warrant to purchase 5,000 shares of the Company's Stock at $2.41 per share to an investor relations consultant in exchange for a previously issued warrant to purchase 50,000 shares at $2.41 per share and as part of the termination of the consultant's services for the Company. The October 1996 warrant is exercisable at any time until March 14, 2001. Exemption for this transaction was claimed pursuant to Section 4(2) of the Securities Act of 1933, as the purchaser was familiar with and capable of evaluating the financial condition and business activities of the Company.


Item 6. Selected Financial Data

         The information on page 15 of the Annual Report under the heading "Selected Financial Data" is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information on pages 13 and 14 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

         The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. This Report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such forward-looking statement is qualified by reference to the following cautionary statements.

         Limited History of Profitability; Quarterly Fluctuations in Operating Results. The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company has experienced significant operating losses since its inception and had an accumulated deficit of approximately $16.9 million at December 31, 1996. While the Company was first profitable in the fourth quarter of 1995, there can be no assurance that the Company will ever generate sufficient revenues to attain operating profitability or retain net profitability on an on-going annual basis. In addition, the Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products, the timing, cost and acceptance of product introductions and enhancements made by the Company or others, levels of third party payment, alternative treatments which currently exist or may be introduced in the future, completion of acquisitions, changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development, and regulatory, clinical and other expenditures. See "Item 1 -- Business -- Competition."

         Potential Adverse Outcome of Litigation. The Company is a defendant in a number of investor lawsuits relating generally to correspondence received by the Company from the FDA in mid-1996 regarding the promotion and configuration of the Company's OrthoLogic 1000 Bone Growth Stimulator. See "Item 1 -- Business -- Governmental Regulation" and "Item 3 -- Legal Proceedings." The Company intends to defend these lawsuits vigorously. However, an adverse outcome in this litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Salesforce. A substantial portion of the Company's sales are generated through the Company's internal salesforce of approximately 290 employees. During 1996, the Company shifted its primary focus from sales through independent orthopaedic specialty dealers to an internal salesforce. This internal salesforce requires the Company to devote greater resources to sales training and management. In addition, the Company is faced with the challenge of managing and effectively motivating a much larger sales force than it has ever had. Moreover, many of those new salespeople are inexperienced in selling the Company's products, and salespeople historically experience a learning curve before they become efficient, if at all. There can be no assurance that the internal salesforce will be able to maintain or exceed the Company's historic sales through independent specialty dealers. The Company's marketing success depends in large part upon the ability of sales and marketing personnel to demonstrate to potential customers the benefits of the Company's products and their advantages over competing products and surgical procedures. See "Item 1 -- Business -- Marketing and Sales."

         Dependence on Key Personnel; Recent Management Change. The success of the Company is dependent in large part on the ability of the Company to attract and retain its key management, operating, technical, marketing and sales personnel as well as clinical investigators who are not employees of the Company. Such individuals are in high demand, and the identification, attraction and retention of such personnel could be lengthy, difficult and costly. The Company competes for its employees and clinical investigators with other companies in the orthopaedic industry and research and academic institutions. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the expansion of its business. In 1996, the Company hired a new President and Chief Operating Officer who subsequently resigned in February 1997. Such loss of services of one or more members of the senior management group or the Company's inability to hire additional personnel as necessary could have an adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Employees."

         Dependence on Primary Product and Future Products. Over two-thirds of the Company's 1996 revenues were derived from the sales of the OrthoLogic 1000 for the treatment of non-healing fractures. While the Company believes that revenues from CPM devices will reduce the Company's dependence on revenues from the OrthoLogic 1000, the Company believes that, to sustain long-term growth, it must develop and introduce additional products and expand approved indications for its existing products. The development and commercialization by the Company of additional products will require substantial product development, regulatory, clinical and other expenditures. There can be no assurance that the Company's technologies will allow it to develop new products and/or expand indications for existing products in the future or that the Company will be able to manufacture or market such products successfully. Any failure by the Company to develop new products and/or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Products" and "Item 1 -- Business -- Competition."

         Uncertainty of Market Acceptance. The Company believes that the demand for bone growth stimulators is still developing, and the Company's success will depend in part upon the continued growth of this demand. There can be no assurance that this demand will develop. The long-term commercial success of the OrthoLogic 1000 will also depend in significant part upon its widespread acceptance by a significant portion of the medical community as a safe, efficacious and cost-effective alternative to invasive procedures. The Company is unable to predict how quickly, if at all, its products may be accepted by members of the orthopaedic medical community. The widespread acceptance of the Company's primary products represents a significant change in practice patterns for the orthopaedic medical community and in reimbursement policy for third party payors. Historically, some orthopaedic medical professionals have indicated hesitancy in prescribing bone growth stimulator products such as those manufactured by the Company. Failure of the Company's products to achieve widespread market acceptance by the orthopaedic medical community and third party payors would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Third Party Payment."

         Selection and Integration of Acquisitions. A key element of the Company's strategy is expansion through acquisitions of products, technologies and businesses. The Company acquired Sutter Corporation in August 1996, and certain assets of Toronto Medical Corp. and Danninger Medical Technology, Inc. in March 1997. See "Item 1 -- Business - General." There can be no assurance, however, that the Company will be successful in identifying additional appropriate opportunities or negotiating favorable terms. In addition, successful integration of such acquisitions is critical to the future financial performance of the combined Company. Complete integration of any acquisition could take several quarters or more to accomplish and will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing, manufacturing and research and development efforts. There can be no assurance that present and potential customers of the Company and any acquired entity would continue their historic buying patterns without regard to the acquisition, and any significant delay or reduction in orders could have an adverse effect on the Company's business, financial condition and results of operations. The process of integrating companies may also cause management's attention to be diverted from operating the Company, and any difficulties encountered in the transition process could have an adverse impact on the business, financial condition and operating results of the Company. In addition, the process of combining two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on their combined operations.

         The difficulty of combining companies is increased by the need to integrate the personnel and the geographic distance between companies. Changes brought about by any acquisition may cause key employees or distributors to terminate their relationship with the Company. There can be no assurance that the combined Company will retain the employees and dealer relationships or that the Company will realize any potential benefits of any acquisitions. In addition, the Company might incur significant integration or additional operating costs associated with an acquisition. There can be no assurance that such costs will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters following the consummation of any acquisition, while the operations of the acquired business are being integrated into the Company's operations. There can be no assurance that, following any acquisition, the Company will be able to operate any acquired business on a profitable basis.

         Limited Combined Operating History and Results. In August 1996, the Company entered the CPM business with its acquisition of Sutter. Financial results of Sutter before August 1996 reflect operations when Sutter was not under current control or management and as such may not be indicative of future operating results. Although the Company does not anticipate incurring significant additional operating costs associated with Sutter, there can be no assurance that such costs will not be incurred or that the purchase, or any other acquisition, will not have an adverse effect upon the Company's operating results, while the operations of the purchased business are being integrated into the Company's operations. There can be no assurance that, following any acquisition, the Company will be able to operate the purchased business on a profitable basis or that the Company will be able to recover any excess of the purchase price of the business acquired over its tangible book value.

         Condition of Acquired Facilities. In connection with the Company's recent acquisition of Sutter, it determined that the acquired facilities had several physical problems primarily resulting from excess moisture from water leaking into the facility. The Company is currently taking steps to correct the resulting damage. Certain Sutter employees have also reported adverse personal effects resulting from these problems. The Company has notified both the landlord and prior owner of Sutter concerning these claims and the Company is working with the landlord and prior owner to resolve these issues. As the Company seeks to resolve these issues, these damages and claims and any future discoveries regarding the facilities' management under past ownership could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 3 -- Legal Proceedings" and "Item 2 -- Properties."

         Management of Growth. The Company has experienced a period of rapid growth that has placed, and could continue to place, a significant strain on the Company's financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations, including integration of acquired businesses. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its manufacturing, operational and financial control systems and infrastructure and management information systems, and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company's business, financial condition, and results of operations could be adversely affected.

         Limitations on Third Party Payment; Uncertain Effects of Managed Care. The Company's ability to commercialize its products successfully in the United States and in other countries will depend in part on the extent to which acceptance of payment for such products and related treatment will continue to be available from government health administration authorities, private health insurers and other payors. Cost control measures adopted by third party payors in recent years have had and may continue to have a significant effect on the purchasing and practice patterns of many health care providers, generally causing them to be more selective in the purchase of medical products. In addition, payors are increasingly challenging the prices and clinical efficacy of medical products and services. Payors may deny reimbursement if they determine that the product used in a procedure was experimental, was used for a nonapproved indication or was unnecessary, inappropriate, not cost-effective, unsafe, or ineffective. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will continue to be available to the Company at current levels. Failure to continue to obtain reimbursement from payors at levels acceptable to the Company could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Third Party Payment."

         Uncertainty and Potential Negative Effects of Health Care Reform. The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to (i) increase access to health care for the uninsured, (ii) control the escalation of health care expenditures within the economy, and (iii) use health care reimbursement policies to help control the federal deficit. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and methods of payment, and public debate of these issues will likely continue. Due to uncertainties regarding the outcome of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering health care reform. The Company's plans for increased international sales are largely dependent upon other countries' adoption of managed care systems and their acceptance of the potential benefits of the Company's products and the belief that managed care plans will have a positive effect on sales. For the reasons identified in this and in the preceding paragraph, however, those assumptions may be incorrect. Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations, and ability to market its products as currently contemplated.

         Intense Competition. The orthopaedic industry is characterized by intense competition. Currently, there are three major competitors other than the Company selling electromagnetic bone growth stimulation products approved by the FDA for the treatment of nonunion fractures and one large domestic and several foreign manufacturers of CPM devices. The Company also competes with many independent owners/lessors of CPM devices in addition to the providers of traditional orthopaedic immobilization products and rehabilitation services. The Company estimates that one of its competitors has a dominant share of the market for electromagnetic bone growth stimulation products for non-healing fractures in the United States, and another has a dominant share of the market for use of their device as an adjunct to spinal fusion surgery. In addition, there are several large, well-established companies that sell fracture fixation devices similar in function to those sold by the Company. Many participants in the medical technology industry, including the Company's competitors, have substantially greater capital resources, research and development staffs and facilities than the Company. Such participants have developed or are developing products that may be competitive with the products that have been or are being developed or researched by the Company. Other companies are developing a variety of other products and technologies to be used in CPM devices, the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound. One company has received FDA approval for a nonthermal ultrasound device to treat nonsevere fresh fractures of the lower leg and lower forearm. There can be no assurance that products marketed by these or other companies will not be sold for use in treating non-healing fractures or spinal fusions, even in the absence of regulatory approval to do so. Any such sales could have a material adverse effect on the Company. Many of the Company's competitors have substantially greater experience than the Company in conducting research and development, obtaining regulatory approvals, manufacturing and marketing and selling medical devices. Any failure by the Company to develop products that compete favorably in the marketplace would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Research and Development" and "Item 1 -- Business -- Competition."

         Rapid Technological Change. The medical device industry is characterized by rapid and significant technological change. There can be no assurance that the Company's competitors will not succeed in developing or marketing products or technologies that are more effective and/or less costly and which render the Company's products obsolete or non-competitive. In addition, new technologies, procedures and medications could be developed that replace or reduce the value of the Company's products. The Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. There can be no assurance that the Company's new product development efforts will result in any commercially successful products. A failure to develop new products could have a material adverse effect on the company's business, financial condition and results of operations. See "Item 1 -- Business -- Research and Develop ment."

         Government Regulation. The Company's current and future products and manufacturing activities are and will be regulated under the Medical Device Amendments Act of 1976 to the Food, Drug and Cosmetic Act and the 1990 Safe Medical Devices Act. The Company's current BioLogic technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent level of FDA review for medical devices and are required to be tested under IDE clinical trials and approved for marketing under a PMA. The Company's fracture fixation devices are Class II devices that are marketed pursuant to 510(k) clearance from the FDA. The Company received PMA approval from the FDA in March 1994 and commenced marketing the OrthoLogic 1000 for the treatment of nonunion fractures. The Company has completed a data analysis of a clinical trial of the OrthoLogic 1000 for the treatment of delayed union fractures, and based on this analysis, the Company believes that a larger number of patients is required to establish statistical significance before it submits a supplement to its existing PMA for such indication. There can be no assurance that the FDA will allow expansion of the study without requiring a new clinical trial. If a new trial is required, there can be no assurance that it will establish statistical significance leading to product approval. However, the Company recently combined the existing data from the study with delayed union data collected in the Company's Post Marketing Clinical Registry. This combined data set has been analyzed and submitted to the FDA to support the Company's request to expand the non-union definition to include patients five months post-injury. There can be no assurance that this data will result in regulatory approval.

         The Company received approval of an IDE for the SpinaLogic 1000 for use as an adjunct to spinal fusion surgery in August 1992 and commenced clinical trials for this product in February 1993. In September 1995, the Company received an approval of an IDE supplement for the SpinaLogic 1000 for treatment of failed spinal fusions. The Company commenced this study in the fourth quarter of 1995. There can be no assurance that any such clinical trials will be successfully completed or that, if completed, the results of such studies will demonstrate clinical benefits or that the Company will receive regulatory approval for the OrthoLogic 1000 for the treatment of delayed union fractures or other broader indications or for the SpinaLogic 1000 or for any other products. Any significant delay in receiving or failure to receive regulatory approval of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Products" and "Item 1 -- Business -- Government Regulation."

           The FDA and comparable agencies in many foreign countries and in state and local governments impose substantial limitations on the introduction of medical devices through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, typically include significant limitations on the indicated uses for which a product may be marketed. In addition, approved products may be subject to additional testing and surveillance programs required by regulatory agencies, and product approvals could be withdrawn and labelling restrictions may be imposed for failure to comply with regulatory standards or upon the occurrence of unforeseen problems following initial marketing.

         The Company is also required to adhere to applicable requirements for FDA Good Manufacturing Practices and to engage in extensive record keeping and reporting and to make available its manufacturing facilities for periodic inspections by governmental agencies, including the FDA, and comparable agencies in other countries. Failure to comply with these and other applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, or operating restrictions and criminal prosecutions. The Company has received letters from the FDA regarding its regulatory compliance. The Company believes that all issues raised in the letters have been resolved. See "Item 1 -- Business - Government Regulation."

         Changes in existing regulations or interpretations of existing regulations or adoption of new or additional restrictive regulations could prevent the Company from obtaining, or affect the timing of, future regulatory approvals. If the Company experiences a delay in receiving or fails to obtain any governmental approval for any of its current or future products or fails to comply with any regulatory requirements, the Company's business, financial condition and results of operations could be materially adversely affected. See "Item 1 -- Business -- Products" and "Item 1 -- Business -- Government Regulation."

         Dependence on Key Suppliers. The Company purchases the microprocessor used in the OrthoLogic 1000 from a sole source supplier, Phillips N.V. In addition, there are two suppliers for another component used in the OrthoLogic 1000 and two suppliers for the composite material components of the OrthoFrame products. Establishment of additional or replacement suppliers for the components cannot be accomplished quickly. While the Company maintains a supply of certain OrthoLogic 1000 components to meet sales forecasts for one year and OrthoFrame components to meet sales forecasts for six months, any delay or interruption in supply of these components could significantly impair the Company's ability to manufacture its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations. See "Item 1 -- Business--Manufacturing."

         Dependence on Patents, Licenses and Proprietary Rights. The Company's success will depend in significant part on its ability to obtain and maintain patent protection for products and processes, to preserve its trade secrets and proprietary know-how and to operate without infringing the proprietary rights of third parties. While the Company holds title to numerous United States and foreign patents and patent applications, as well as licenses to numerous United States and foreign patents (see "Item 1 -- Business -- Patents, Licenses and Proprietary Rights"), no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors or that any of the patents held by or licensed to the Company will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. In addition, although the Company holds or licenses patents for its technologies, others may hold or receive patents which contain claims having a scope that covers products developed by the Company. There can be no assurance that licensing rights to the patents of others, if required for the Company's products, will be available at all or at a cost acceptable to the Company.

         The Company licenses covering the BioLogic and OrthoFrame technologies provide for payment by the Company of royalties. Each license may be terminated if the Company breaches any material provision of such license. The termination of any license would have a material adverse effect on the Company's business, financial condition and results of operations. See Note 4 of Notes to Consolidated Financial Statements.

         The Company also relies on unpatented trade secrets and know-how. The Company generally requires its employees, consultants, advisors and investigators to enter into confidentiality agreements which include, among other things, an agreement to assign to the Company all inventions that were developed by the employee while employed by the Company that are related to its business. There can be no assurance, however, that these agreements will protect the Company's proprietary information or that others will not gain access to, or independently develop similar trade secrets or know-how.

         There has been substantial litigation regarding patent and other intellectual property rights in the orthopaedic industry. Litigation, which could result in substantial cost to, and diversion of effort by, the Company may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the

Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. There can be no assurance that the results of such litigation would be favorable to the Company. In addition, competitors may employ litigation to gain a competitive advantage. Adverse determinations in litigation could subject the Company to significant liabilities, and could require the Company to seek licenses from third parties or prevent the Company from manufacturing, selling or using its products, any of which determinations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Patents, Licenses and Proprietary Rights."

         Risk of Product Liability Claims. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company. The Company maintains a product liability and general liability insurance policy with coverage of an annual aggregate maximum of $2.0 million. The Company's product liability and general liability policy is provided on an occurrence basis. The policy is subject to annual renewal. In addition, the Company maintains an umbrella excess liability policy which covers product and general liability with coverage of an additional annual aggregate maximum of $10.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Item 1 -- Business -- Product Liability Insurance."

         Possible Volatility of Stock Price. The market price of the Company's Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements and timing of potential acquisitions, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

         Developments in any of these areas, which are more fully described elsewhere in "Item 1 -- Business," "Item 3 -- Legal Proceedings," and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 and 14 of the Company's 1996 Annual Report to stockholders, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


Item 8.  Financial Statements and Supplementary Data

         The information on pages 16 through 27 of the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant

         Information  in response to this Item is  incorporated  by reference to
(i) the information relating to the Company's directors under the caption "Election of Directors" and the information relating to Section 16 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 16, 1997 (the "Proxy Statement"), and (ii) the information under the caption "Executive Officers of the Registrant" in Part I hereof. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1996.

Item 11. Executive Compensation

         The  information  under  the  heading   "Executive   Compensation"  and
"Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The  information  under the heading  "Voting  Securities  and Principal
Holders  Thereof  -  Security   Ownership  of  Certain   Beneficial  Owners  and
Management" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information under the heading "Certain Transactions" in the Proxy Statement is incorporated herein by reference.


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:
    ---------------------------------------------------------

    1.       Financial Statements

    The following financial statements of OrthoLogic Corp. and Independent Auditors' Report are incorporated by reference from pages 16 through 27 of the Annual Report:

             Balance Sheets - December 31, 1996 and 1995.

             Statements of Operations - Each of the three years in the period ended December 31, 1996.

             Statements of Stockholders' Equity - Each of the three years in the period ended December 31, 1996.

             Statements of Cash Flows - Each of the three years in the period ended December 31, 1996.

             Notes to Financial Statements

    2.       Financial Statement Schedules

    Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

    3.       Exhibits  and  Management  Contracts,  and  Compensatory  Plans and
             Arrangements

    All management contracts and compensatory plans and arrangements are identified by footnote after the Exhibit Descriptions on the attached
    Exhibit Index.

(b) Reports on Form 8-K.
    --------------------

    On September 13, 1996, the Company filed a current report on Form 8-K dated August 30, 1996, to report in Item 2 the consummation of its acquisition of the capital stock of Sutter Corporation. The Form 8-K was amended on November 14, 1996 to include the following financial statements:

             --       Unaudited Pro-Forma Balance Sheet as of June 30, 1996.

             -- Unaudited Pro-Forma Statement of Income for the six-month period ended June 30, 1996

             -- Unaudited Pro-Forma Consolidated Statement of Operations for the year ended December 31, 1995.

             --       Audited financial statements of Sutter Corporation for the
                      years  ended   December  31,  1995,   1994  and  1993  and
                      independent auditor's report.

             --       Unaudited  balance sheet  of Sutter Corporation as of June
                      30, 1996.

             -- Unaudited statements of income of Sutter for the six-month periods ended June 30, 1996 and 1995.

(c) Exhibits
    --------

    See the Exhibit Index immediately following the signature page of this report, which Index is incorporated herein by reference.

(d) Financial Statements and Schedules
    ----------------------------------

    See Item 14(a)(1) and (2) above.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ORTHOLOGIC CORP.


Date: March   28  , 1997                 By   /s/ Allan M. Weinstein
           -------                           ------------------------
                                               Allan M. Weinstein
                                               Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                           Date
---------                          -----                                           ----

/s/ Allan M. Weinstein             Chairman of the Board of Directors,             March 28, 1997
---------------------------------  President and Chief Executive Officer
Allan M. Weinstein                 (Principal Executive Officer)


                                                                                   March 28, 1997
/s/ Fredric J. Feldman             Director
---------------------------------
Fredric J. Feldman

                                                                                   March 28, 1997
/s/ John M. Holliman III           Director
---------------------------------
John M. Holliman III



/s/ Elwood D. Howse, Jr.           Director                                        March 28, 1997
---------------------------------
Elwood D. Howse, Jr.


/s/ George A. Oram, Jr.            Director                                        March 28, 1997
---------------------------------
George A. Oram, Jr.


/s/ Augustus A. White III, M.D.    Director                                        March 28, 1997
---------------------------------
Augustus A. White III, M.D.


/s/ Allen R. Dunaway               Vice President and Chief Financial Officer      March 28, 1997
---------------------------------  (Principal Financial and Accounting
Allen R. Dunaway                   Officer)

                                ORTHOLOGIC CORP.
                      EXHIBIT INDEX TO REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

  Exhibit                                                                                             Filed
    No.             Description                           Incorporated by Reference To:              Herewith
    ---             -----------                           -----------------------------              --------
     2.1     Stock Purchase Agreement dated               Exhibit 2.1 to the Company's Current
             August 30, 1996 by and among the             Report on Form 8-K filed on
             Company, Sutter Corporation and              September 13, 1996
             Smith Laboratories, Inc.

    2.2      Purchase and Sale  Agreement dated as        Exhibit 2.1 to the Company's
             Current of December 30, 1996 by and among    Report on Form 8-K filed
             on March the Company and Toronto  Medical    18, 1997  ("March  1997 8-K")
             Corp., an Ontario corporation

    2.3      Amendment to Purchase and Sale               Exhibit 2.2 to March 1997 8-K
             Agreement dated as of January 13,
             1997 by and among the Company and
             Toronto Medical Corp., an Ontario
             corporation

    2.4      Second Amendment to Purchase and             Exhibit 2.3 to March 1997 8-K
             Sale Agreement dated as of March 1,
             1997 by and among the Company and
             Toronto Medical Corp., an Ontario
             corporation

    2.5      Assignment of Purchase and Sale              Exhibit 2.4 to March 1997 8-K
             Agreement dated as of March 1, 1997
             by and among the Company, Toronto
             Medical Orthopaedics Ltd., a Canada
             corporation and Toronto Medical
             Corp., an Ontario corporation

    2.6      Asset Purchase Agreement dated March         Exhibit 2.1 to the Company's Current
             12, 1997 by and among the Company,           Report on Form 8-K filed on March
             Danninger Medical Technology, Inc., a        27, 1997
             Delaware corporation, and Danninger
             Healthcare, Inc., an Ohio corporation

     3.1     Composite Certificate of Incorporation       Exhibit 3.1 to Company's Form 10-Q
             of the Company, as amended                   for the quarter ended March 31, 1996
                                                          (File No. 0-21214)

     3.2     Bylaws of the Company                        Exhibit 3.4 to Company's
                                                          Amendment No. 2 to Registration
                                                          Statement on Form S-1 (No. 33-
                                                          47569) filed with the SEC on January
                                                          25, 1993 ("January 1993 S-1")
     4.1     Articles 5, 9 and 11 of Amended Form         Exhibit 3.2 to January 1993 S-1
             of Amendment to Certificate of
             Incorporation of the Company

     4.2     Articles II and III.2(c)(ii) of Bylaws of    Exhibit 3.4 to January 1993 S-1
             the Company

                                      EX-1

  Exhibit                                                                                             Filed
    No.             Description                           Incorporated by Reference To:              Herewith
    ---             -----------                           -----------------------------              --------
     4.3     Specimen Common Stock Certificate            Exhibit 4.1 to January 1993 S-1

     4.4     Stock Option Plan of the Company, as         Incorporated by reference to Exhibit
             amended and approved by stockholders         99.1 to the Company's Registration
             (1)                                          Statement on Form S-8  (No. 333-
                                                          09785) filed with the SEC on August
                                                          8, 1996

     4.5     Stock Purchase Warrant, dated August         Exhibit 4.6 to the Company's Form
             18, 1993, issued to CyberLogic, Inc.         10-K for the fiscal year ended
                                                          December 31, 1994 ("1994 10-K")

     4.6     Stock Purchase Warrant, dated                Exhibit 4.6 to Company's
             September 20, 1995, issued to                Registration Statement on Form S-1
             Registered Consulting Group, Inc.            (No. 33-97438) filed with the SEC on
                                                          September 27, 1995 ("1995 S-1")
    4.7      Stock Purchase Warrant, dated October
             15, 1996, issued to Registered                                                            X
             Consulting Group, Inc.

    4.8      Rights Agreement dated as of March 4,         Exhibit 4.1 to the Company's
             1997 between the Company and Bank             Registration Statement on Form 8-A
             of New York, and Exhibits A, B and C          filed with the SEC on March 6, 1997
             thereto

    10.1     License Agreement dated September 3,         Exhibit 10.6 to January 1993 S-1
             1987 between the Company and Life
             Resonances, Inc.

    10.2     Invention, Confidential Information and      Exhibit 10.7 to January 1993 S-1
             Non-Competition Agreement dated
             September 18, 1987 between the
             Company and Weinstein

    10.3     Lease between the Company and                Exhibit 10.8 to January 1993 S-1
             MeraBank dated January 26, 1989

    10.4     First Amendment to Lease, dated              Exhibit 10.8.1 to January 1993 S-1
             March 15, 1989 between the Company
             and MeraBank

    10.5     Second Amendment to Lease, dated             Exhibit 10.8.2 to January 1993 S-1
             September 17, 1990 between the
             Company and MeraBank

    10.6     Third Amendment to Lease, dated              Exhibit 10.8.3 to January 1993 S-1
             November 4, 1991 between the
             Company and Cook Inlet Region,
             Incorporated

    10.7     Fourth Amendment to Lease, dated             Exhibit 10.9 to the Company's Form
             March 24, 1992 between the Company           10-Q for the quarter ended September
             and Cook Inlet Region, Incorporated          30, 1994, File No. 0-21214
                                                          ("September 30, 1994 10-Q")

                                      EX-2

  Exhibit                                                                                             Filed
    No.             Description                           Incorporated by Reference To:              Herewith
    ---             -----------                           -----------------------------              --------
    10.8     Fifth Amendment to Lease, dated              Exhibit 10.10 to the Company's
             September 14, 1993 between the               September 30, 1994 10-Q
             Company and Cook Inlet Region,
             Incorporated

    10.9     Invention, Confidential Information and      Exhibit 10.11 to January 1993 S-1
             Non-Competition Agreement dated
             January 10, 1989 between the Company
             and Frank P. Magee

    10.10    Addendum to Lease between the                Exhibit 10.8.1 to the Registration
             Company and Cook Inlet Region, Inc.          Statement on Form S-3 (No. 333-
             commencing April 1, 1996                     3082) filed with the SEC on April 2,
                                                          1996 ("April 1996 S-3")

    10.11    1995 Officer Bonus Plan(1)                   Exhibit 10.10 to the Company's
                                                          Annual Report on Form 10-K for the
                                                          year ended December 31, 1995
                                                          ("1995 10-K")

    10.12    1996 Officer Bonus Plan(1)                   Exhibit 10.11 to 1995 10-K

    10.13    1997 Officer Bonus Plan(1)                                                               X

    10.14    Form of Indemnification Agreement*           Exhibit 10.16 to January 1993 S-1

    10.15    License Agreement dated December 2,          Exhibit 10.22 to January 1993 S-1
             1992 between Orthotic Limited
             Partnership and Company

    10.16    Consulting Agreement dated May 1,            Exhibit 10.11 to the Company's
             1990 between Augustus A. White III           September 30, 1994 Form 10-Q
             and the Company(1)

    10.17    Letter of employment dated March 5,          Exhibit 10.29 to the Company's Form
             1993 between the Company and David           10-K for the year ended December
             E. Derminio(1)                               31, 1992, File No.
                                                          0-21214

    10.18    Amendment to Employment Agreement            Exhibit 10.18 to 1995 10-K
             between the Company and David E.
             Derminio dated July 12, 1995(1)

    10.19    Loan Modification Agreement dated            Exhibit 10.22 to 1995 S-1
             March 23, 1995 between Company and
             Silicon Valley Bank

    10.20    Employment Agreement dated                   Exhibit 10.9 to January 1993 S-1
             December 17, 1992 between Allan M.
             Weinstein and the Company(1)

    10.21    Renewal of Employment Agreement of           Exhibit 10.22.1 to 1994 10-K
             Allan M. Weinstein dated March 28,
             1995(1)

    10.22    Employment Agreement dated                   Exhibit 10.10 to January 1993 S-1
             December 17, 1992 between Frank P.
             Magee and the Company(1)

                                      EX-3

  Exhibit                                                                                             Filed
    No.             Description                           Incorporated by Reference To:              Herewith
    ---             -----------                           -----------------------------              --------
    10.23    Renewal of Employment Agreement of           Exhibit 10.23 to 1994 10-K
             Frank P. Magee dated March 28,
             1995(1)

    10.24    Employment Agreement dated                   Exhibit 10.24 to 1995 10-K
             February 27, 1992 between Allen R.
             Dunaway and the Company(1)

    10.25    Amendment to Employment Agreement            Exhibit 10.25 to 1995 10-K
             between the Company and Allen R.
             Dunaway dated February 14, 1996(1)

    10.26    Underwriting Agreement between the           Exhibit 1.1 to 1995 S-1
             Company and Volpe, Welty & Co. and
             Dain Bosworth, Inc., as Representa
             tives of the Underwriters

    10.27    Underwriting Agreement between the           Exhibit 1.1 to April 1996 S-3
             Company and Volpe, Welty &
             Company Hambrecht & Quist and Dain
             Bosworth, Inc., as Representatives of
             the Underwriters

    10.28    Maturity Modification Letter dated           Exhibit 10.21 to April 1996 S-3
             March 29, 1996, by Silicon Valley
             Bank

    10.29    Employment Agreement dated March             Exhibit 10.28 to April 1996 S-3
             28, 1996 between the Company and
             Nicholas A. Skaff(1)

    10.30    Employment Agreement dated July 1,           Exhibit 10.5 to Company's Quarterly
             1996 between the Company and                 Report on Form 10-Q for the quarter
             George A. Oram, Jr.(1)                       ended June 30, 1996

    10.34    Lease made March 1997 between                                                             X
             Toronto Medical Corp. and Toronto
             Medical Orthopaedics Ltd.

    10.35    Lease dated September 4, 1991 by and                                                      X
             between Greystone Realty Corporation
             and Sutter Corporation

    10.36    Lease dated February 10, 1988                                                             X
             between MIC Four Points and Sutter
             Biomedical, Inc.

    10.37    First Addendum to Lease dated                                                             X
             February 15, 1988 by and between
             MIC Four Points and Sutter
             Biomedical, Inc.

    10.38    October 7, 1988 Second Addendum to                                                        X
             Lease dated February 10, 1988 between
             MIC Four Points and Sutter
             Biomedical, Inc.

                                      EX-4

  Exhibit                                                                                             Filed
    No.             Description                           Incorporated by Reference To:              Herewith
    ---             -----------                           -----------------------------              --------
   10.39     Severance Agreement effective February                                                    X
             18, 1997 by and between George A.
             Oram, Jr. and the Company (1)

   10.40     Promissory Note dated November 15,                                                        X
             1996 made by George A. Oram, Jr. in
             favor of the Company (1)

    11.1     Statement of Computation of Net                                                           X
             Income (Loss) per Weighted Average
             Number of Common and Common Equivalent
             Shares Outstanding

    13.1     Portions of 1996 Annual Report to                                                         X
             Stockholders

    21.1     Subsidiaries of Registrant                                                                X

    23.1     Consent of Deloitte & Touche LLP

    27       Financial Data Schedule                                                                   X

--------------------------------------
(1)      Management contract or compensatory plan or arrangement

* The Company has entered into a separate indemnification agreement with each of its current direct and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Company has filed the form of such indemnification agreement.
                                      EX-5