Form 10-K/A
period 1996-12-31
ORTHOLOGIC CORP
filed 1997-04-25
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K/A
                               (Amendment No. 1)


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

         Orthologic Corp., a Delaware Corporation (the "Company"), hereby amends certain exhibits to its Report on Form 10-K for the year ended December 31, 1996 as set forth below:

                                    Part II
                                    -------

Item 8.  Financial Statements and Supplementary Data

         The information on pages 16 through 27 of the Company's Annual Report to stockholders for the year ended December 31, 1996 ("Annual Report") is incorporated herein by reference.

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

(d) Financial Statements and Schedules
    ----------------------------------

    See Item 14(a)(1) and (2) above.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ORTHOLOGIC CORP.



Date: April   24    , 1997                 By   /s/ Allan M. Weinstein
           -------                           ------------------------
                                               Allan M. Weinstein
                                               Chief Executive Officer

                                ORTHOLOGIC CORP.
            EXHIBIT INDEX TO REPORT ON FORM 10-K/A (Amendment No. 1)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

  Exhibit                                                                                           Previously          Filed
    No.             Description                           Incorporated by Reference To:               Filed            Herewith
    ---             -----------                           -----------------------------             ----------         --------
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

     4.2     Articles II and III.2(c)(ii) of Bylaws of    Exhibit 3.4 to January 1993 S-1
             the Company

                                      EX-1

  Exhibit                                                                                           Previously          Filed
    No.             Description                           Incorporated by Reference To:               Filed            Herewith
    ---             -----------                           -----------------------------             ----------         --------
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

                                      EX-2

  Exhibit                                                                                           Previously          Filed
    No.             Description                           Incorporated by Reference To:               Filed            Herewith
    ---             -----------                           -----------------------------             ----------         --------
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

    10.19    Loan Modification Agreement dated            Exhibit 10.22 to 1995 S-1
             March 23, 1995 between Company and
             Silicon Valley Bank

    10.20    Employment Agreement dated                   Exhibit 10.9 to January 1993 S-1
             December 17, 1992 between Allan M.
             Weinstein and the Company(1)

    10.21    Renewal of Employment Agreement of           Exhibit 10.22.1 to 1994 10-K
             Allan M. Weinstein dated March 28,
             1995(1)

    10.22    Employment Agreement dated                   Exhibit 10.10 to January 1993 S-1
             December 17, 1992 between Frank P.
             Magee and the Company(1)

                                      EX-3

  Exhibit                                                                                           Previously          Filed
    No.             Description                           Incorporated by Reference To:               Filed            Herewith
    ---             -----------                           -----------------------------             ----------         --------
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


    10.35    Lease dated September 4, 1991 by and                                                                       X
             between Greystone Realty Corporation
             and Sutter Corporation

    10.36    Lease dated February 10, 1988                                                                              X
             between MIC Four Points and Sutter
             Biomedical, Inc.

    10.37    First Addendum to Lease dated                                                                              X
             February 15, 1988 by and between
             MIC Four Points and Sutter
             Biomedical, Inc.

    10.38    October 7, 1988 Second Addendum to                                                                         X
             Lease dated February 10, 1988 between
             MIC Four Points and Sutter
             Biomedical, Inc.

                                      EX-4

  Exhibit                                                                                           Previously          Filed
    No.             Description                           Incorporated by Reference To:               Filed            Herewith
    ---             -----------                           -----------------------------             ----------         --------
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

   10.40     Promissory Note dated November 15,                                                        X
             1996 made by George A. Oram, Jr. in
             favor of the Company (1)

    11.1     Statement of Computation of Net                                                           X
             Income (Loss) per Weighted Average
             Number of Common and Common Equivalent
             Shares Outstanding


    13.1     Portions of 1996 Annual Report to                                                                          X
             Stockholders


    21.1     Subsidiaries of Registrant                                                                X


    23.1     Consent of Deloitte & Touche LLP                                                                           X


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