Form 10-Q
period 1997-03-31
ORTHOLOGIC CORP
filed 1997-05-15
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997
                                 -----------------------------------------------

                                       or

[   ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ____________________

Commission File Number:  0-21214

                                ORTHOLOGIC CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                                86-0585310
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  2850 S. 36th Street, #16, Phoenix, Arizona                            85034
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

       25,069,346 shares of common stock outstanding as of April 30, 1997

                                ORTHOLOGIC CORP.



                                      INDEX

                                                                        Page No.


Part I      Financial Information

            Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets----------------------------- 1
               March 31, 1997 and December 31, 1996

            Consolidated Statements of Operation-------------------------------2
               Three Months ended March 31, 1997 and 1996

            Consolidated Statements of Cash Flows------------------------------3
               Three Months ended March 31, 1997 and 1996

            Notes to Consolidated Financial Statements-------------------- 4 - 5

            Item 2.  Management's Discussion and Analysis of Financial---- 6 - 8
                      Condition and Results of Operations


Part II     Other Information

            Item 1.   Legal Proceedings--------------------------------------- 9

            Item 2.   Changes in Securities----------------------------------- 9

            Item 6.   Exhibits and Reports on Form 8-K------------------------ 9

                                OrthoLogic Corp.
                      Condensed Consolidated Balance Sheets

                                                            March 31,        December 31,
                                                              1997               1996
                                                          -------------      -------------
                                                           (Unaudited)
ASSETS


Cash and cash equivalents                                 $  11,729,634      $  13,493,853
Short-term investments                                       16,642,730         35,306,989
Accounts receivable                                          32,578,196         26,856,144
Inventory                                                     9,544,447          6,551,382
Prepaids and other current assets                             1,944,915          1,194,679
Deferred income taxes                                         2,568,411          2,401,000
                                                          -------------      -------------
   Total current assets                                      75,008,333         85,804,047

Furniture, rental fleet and equipment                        13,526,994         11,364,295
Accumulated depreciation                                     (3,029,253)        (2,282,292)
                                                          -------------      -------------
  Furniture and equipment, net                               10,497,741          9,082,003

Intangibles, net                                             29,794,125         17,846,540
Deposits and other assets                                        91,045             93,112
Note receivable - Officer                                       200,000            200,000
                                                          -------------      -------------

   Total Assets                                           $ 115,591,244      $ 113,025,702
                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                          $   3,628,786      $   2,041,943
Loan payable - current portion                                  500,000               --
Accrued liabilities                                           8,530,759          8,776,896
                                                          -------------      -------------
   Total current liabilities                                 12,659,545         10,818,839

Deferred rent and capital lease obligation                      300,945            279,929
Loan payable - long term portion                                875,000               --

Stockholders' Equity

Common stock                                                     12,533             12,509
Additional paid-in capital                                  118,944,618        118,832,041
Accumulated deficit                                         (17,201,397)       (16,917,616)
                                                          -------------      -------------
   Total stockholders' equity                               101,755,754        101,926,934
                                                          -------------      -------------

     Total Liabilities and Stockholders' Equity           $ 115,591,244      $ 113,025,702
                                                          =============      =============

See notes to consolidated financial statements

                                OrthoLogic Corp.
                      Consolidated Statements of Operations
                                    Unaudited

                                                            Three months ended
                                                                 March 31,
                                                            1997              1996
                                                       ------------      ------------
REVENUES
  Net sales                                            $  9,571,673      $  6,759,732
  Net rentals                                             7,730,042              --
                                                       ------------      ------------
    Total Revenues                                       17,301,715         6,759,732
                                                       ------------      ------------

COST OF REVENUES
  Cost of goods sold                                      2,714,037         1,122,279
  Cost of rentals                                         2,031,331              --
                                                       ------------      ------------
    Total Cost of Revenues                                4,745,368         1,122,279

GROSS PROFIT                                             12,556,347         5,637,453

OPERATING EXPENSES
  Selling, general and administrative                    12,889,498         4,424,148
  Research and development                                  576,056           551,611
                                                       ------------      ------------
   Total Operating Expenses                              13,465,554         4,975,759
                                                       ------------      ------------

OPERATING INCOME (LOSS)                                    (909,207)          661,694

OTHER INCOME (EXPENSE)
  Grant revenue                                              73,681            49,400
  Interest Income                                           567,836           238,533
  Interest expense                                           (5,400)             --
                                                       ------------      ------------
    Total Other Income                                      636,117           287,933
                                                       ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (273,090)          949,627

Provision for income taxes                                     --             (15,000)
                                                       ------------      ------------

NET INCOME (LOSS)                                      $   (273,090)     $    934,627
                                                       ============      ============

NET INCOME (LOSS) PER COMMON SHARE                     $      (0.01)     $       0.04
                                                       ============      ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                25,037,890        20,796,198
                                                       ============      ============

See notes to consolidated financial statements.

                                OrthoLogic Corp.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                           Three months ended
                                                                                March 31,
                                                                           1997             1996
                                                                      ------------      ------------
OPERATING ACTIVITIES
   Net Earnings (Loss)                                             $   (273,090)     $    934,627
   Noncash items:
           Depreciation and amortization                              1,320,697            79,835
           Other                                                        (10,692)             --

   Net change in Other Operating items:
           Accounts receivable                                         (826,466)       (2,797,352)
           Inventory                                                   (418,821)         (380,204)
           Prepaids and other current assets                           (834,509)         (355,463)
           Deposits and other assets                                      2,068             7,200
           Accounts payable                                              39,927           367,075
           Accrued liabilities                                         (335,495)          189,036
                                                                   ------------      ------------

           Cash Flows used in Operating Activities                   (1,336,381)       (1,955,246)


INVESTING ACTIVITIES
          Purchase of fixed assets, net                               (532,026)         (177,889)
          Cash paid for acquisitions, net of other effects         (18,210,269)
          Purchases (Sales) of short term investments               18,664,259        (2,060,305)
          Intangible from dealer transactions                         (462,403)             --
                                                                   ------------      ------------

                      Cash Flows used in Investing Activities         (540,439)       (2,238,194)


FINANCING ACTIVITIES
          Net proceeds from stock option exercises                     112,601           475,329
                                                                   ------------      ------------

                      Cash Flows from Financing Activities             112,601           475,329


          Net Decrease in Cash & Cash Equivalents                   (1,764,219)       (3,718,111)
          Cash & Cash Equivalents, Beginning of Period              13,493,853         8,830,514
                                                                   ------------      ------------
          Cash & Cash Equivalents, End of Period                  $ 11,729,634      $  5,112,403
                                                                  ============      ============

See notes to consolidated financial statements.

                                ORTHOLOGIC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Financial Statement Presentation
      --------------------------------

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The consolidated balance sheet as of March 31, 1997, and the consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996 are unaudited however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

 2.   Earnings (Loss) Per Share
      --------------------------

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock. The Company will provide the required disclosures in their year-end report. The effect on the Company's earnings per share disclosure is not material for the periods presented.

3.    Preferred Stock Purchase Rights
      -------------------------------

      On February 25, 1997 the Company declared a dividend distribution of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of the Company's common stock, payable March 12, 1997 to holders of record on that date. The Rights will expire on March 11, 2007.

      Each Right will entitle shareholders to buy 1/100 of a share of Series A Preferred Stock at an exercise price of $25.00.

      Initially, no separate Rights certificates will be distributed; the Rights will trade with the Company's common stock and will not be exercisable until the earlier of 10 business days following the acquisition of 15% or more of the Company's common stock by a person or group or 15 business days following the commencement of a tender offer for 20% or more of the Company's common stock.

                                ORTHOLOGIC CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.    Preferred Stock Purchase Rights (continued)
      -------------------------------------------

      At the discretion of the Board of Directors of the Company, the Rights can be redeemed at any time prior to the 10th day following the date the Rights become exercisable. If the Rights are not redeemed by the Board, and the Company is acquired, holders of the Rights (other than an "acquiring person") will be entitled to purchase additional shares of common stock of either the Company or the acquiring corporation (whichever survives) at one-half the market price.

 4.   Acquisitions
      ------------

      On March 3, 1997 and March 12, 1997, the Company acquired certain assets and assumed certain liabilities of Toronto Medical Corp. (Toronto) and Danninger Medical Technology, Inc. (DMTI). After paying certain of the assumed liabilities, the net cash outlay was approximately $7.2 million for Toronto and $11 million for DMTI. Both acquisitions were accounted for as a purchase which resulted in goodwill of $4 million for Toronto and $7.7 million for DMTI. The goodwill is being amortized over 20 years.

      Management plans to restructure the operations related to these acquisitions during the second and third quarter of 1997 including, but not limited to, closing and/or relocating facilities and terminating or relocating certain employees. The Restructuring Plan will include the integration of these acquisitions. Once the estimated costs related to these activities are determined, they will be accrued and reflected as additional acquisition costs in the allocation of purchase price.

      Had the Toronto and DMTI acquisitions occurred on January 1, 1996, combined unaudited pro forma results for the three months ended March 31, 1997 and 1996, would have been: net revenues - $20.5 and $11.2 million; net earnings (loss) - $(336,000) and $348,000; net earnings (loss) per common share - $(0.01) and $0.02.

      The pro forma amounts disclosed above include revenue and net income derived from product sales to competing independent dealers of orthopaedic rehabilitation products. Subsequent to the acquisition, the Company discontinued selling products to these dealers. Excluding the dealer product sales, combined unaudited pro forma results for the three months ended March 31, 1997 and 1996, would have been: net revenues- $19.2 and $9.6 million; net earnings (loss) - $(764,000) and $121,000; net earnings
      (loss) per common share - $(0.03) and $0.01.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Results of Operations

              OrthoLogic has completed three recent acquisitions which affect the year-to-year comparability of its consolidated financial position and results of operations: the acquisition of Sutter Corporation (Sutter) on August 30, 1996 and the acquisition of certain assets and the assumption of certain liabilities of two other orthopaedic rehabilitation related companies in March 1997.

              Revenues

              OrthoLogic's revenue increased 156% from $6.8 million in the first quarter of 1996 to $17.3 in the first quarter of 1997. The increase in revenue was due primarily to growth in sales of the OrthoLogic 1000 product and to first quarter sales in Sutter ($9 million) and the recently acquired operations ($900,000). The Company believes that revenues for its orthopaedic rehabilitation products may be seasonal, with the strongest sales occurring in the fourth quarter.

              Gross Profit

              Gross profit increased from $5.6 million in the first quarter of 1996 to $12.6 million in the first quarter of 1997. Gross profit as a percentage of revenue was 73% for the three months ended March 31, 1997 compared to 83% for the comparable period during 1996. The overall gross profit percentage declined as a result of the recently acquired orthopaedic rehabilitation operations which have a lower gross profit percentage than the Company's fracture healing products.

              Selling, General and Administrative Expenses

              Selling, general and administrative (S,G&A) expenses for the first quarter of 1997 were $12.9 million, up $8.5 million from the comparable 1996 period. The increase from 1996 is due to in part to the variable costs (commissions, bad debts, and royalties) associated with the increased revenue. The first quarter of 1997 also included the Sutter S,G&A, which is a significant component of total S,G&A. During late 1996, the fixed component of S,G&A increased due to the addition of employees, including salespeople added to support the Company's transition to a direct sales force, and other infrastructure required to support the growing and projected revenue volume.

              OrthoLogic is currently  consolidating  facilities and eliminating
              expenses  from   redundant   operations   from  within  the  three
              businesses that were recently acquired.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


              Research  and Development

              Research and development (R&D) expenses were $576,000 for the first quarter of 1997 compared to $552,000 for the comparable 1996 period. The increase in R&D expenses was due to the 1997 acquisitions.

              Other Income

              Other Income of $636,000 for the first quarter of 1997 consisted of interest income of $568,000 and grant revenue of $74,000 offset by interest expense of $5,400. Other income for the comparable 1996 period consisted of interest income of $239,000 and grant revenue of $49,400. The 138% increase in interest income was due to the investment of the $74 million in net proceeds from the Company's April 1996 public offering of common stock. Grant revenue increased 51% because the Company was participating in two research grant projects in the first quarter of 1997 compared to only one project in the first quarter of 1996.

Liquidity and Capital Resources

              At March 31, 1997, the Company had cash and investments of $28.4 million compared to $48.8 million at December 31, 1996. Working capital decreased from $75 million at December 31, 1996 to $62.3 million at March 31, 1997. The decrease in cash and investments is primarily the result of cash used for acquisitions of $18.2 million. Other uses of cash included $1.4 million for operating activities and $532,000 for the purchase of fixed assets. In addition, the Company paid $462,000 to a former independent dealer for the return of territory rights, rights to hire former independent dealer sales representatives and convenants not to compete, as the Company completes its transition to a direct sales force.

              The Company currently believes that cash generated from product sales and rentals and its available cash resources will be sufficient to meet it current operating requirements and internal development and integration initiatives for the foreseeable future. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that such sources of capital will be available on terms favorable to the Company, if at all.

              The Company plans to relocate its corporate offices in the fourth quarter of 1997. No lease has been signed related to this move.

              There are currently no other material definitive commitments for future use of the Company's available cash resources; however, management continually evaluates opportunities to expand its operations, which includes internal development of new products and may include additional acquisitions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


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

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               See the information under the caption "Item 3 Legal Proceedings" of the Company's 10-K for the fiscal year ended December 31, 1996.

Item 2.        Changes in Securities

               On February 21, 1997, the Company's Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock, par value $.0005 per share (a "Common Share"), of the Company to stockholders of record at the close of business on March 12, 1997, all as described in detail in the Company's Forms 8-A and 8-K filed with the Securities and Exchange Commission on March 6, 1997 which are incorporated herein by reference. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Bank of New York, as Rights Agent. Except as set forth in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $.0005 per share at a price of $25.00, subject to adjustment. The Purchase Price shall be paid in cash.

Item 6.        Exhibits and Reports on Form 8-K

                    (a) See Exhibit Index following the signature page which is incorporated herein by reference.

                    (b)     Reports on Form 8-K

                            1) On March 6, 1997, the Company filed a Current Report on Form 8-K dated February 21, 1997 to report in Item 5, the Board's declaration of a dividend distribution of Rights described in
                                Item 2 above.

                            2) On March 18,  1997,  the Company  filed a Current
                               Report on Form 8-K dated March 3, 1997, to report in Item 2, the consummation of its acquisition of substantially all the assets and business and the assumption of substantially all of the liabilities of Toronto Medical Corp., an Ontario corporation, pursuant to a Purchase and Sale Agreement dated as of December 30, 1996.

                            3) On March 27,  1997,  the Company  filed a Current
                               Report on Form 8-K dated March 12, 1997 to report in Item 2, the consummation of its acquisition of certain assets and the assumption of certain liabilities of each of Danninger Medical Technology, Inc., a Delaware corporation ("DMTI"), and Danninger Healthcare, Inc., an Ohio corporation and a wholly-owned subsidiary of DMTI ("DHI, and together with DMTI, "Danninger"), pursuant to an Asset Purchase Sale Agreement (the "Agreement") dated March 12, 1997.

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


Signature                                     Title                                Date
---------                                     -----                                ----



/s/ Allan M. Weinstein         Chairman of the Board of Directors and             May 15, 1997
----------------------         Chief Executive Officer
Allan M. Weinstein             (Principal Executive Officer)




/s/ Allen R. Dunaway           Vice-President and Chief Financial Officer         May 15, 1997
--------------------           (Principal Financial and Accounting Officer)
Allen R. Dunaway

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

   Exhibit                                                                          Incorporated by                    Filed
     No.                             Description                                     Reference to:                   Herewith
     ---                             -----------                                     -------------                   --------

     2.1         Stock Purchase Agreement dated August 30, 1996 by       Exhibit 2.1 to the Company's Current
                 and among the Company, Sutter Corporation and Smith     Report on Form 8-K filed on September
                 Laboratories, Inc.                                      13, 1996

     2.2         Purchase and Sale Agreement dated as of December        Exhibit 2.1 to the Company's
                 30, 1996 by and among the Company and                   Current Report on Form 8-K filed
                 Toronto Medical Corp., an Ontario                       on March 18, 1997 ("March 18,
                 corporation                                             1997 8-K")

     2.3         Amendment to Purchase and Sale Agreement dated as       Exhibit 2.2 to March 18, 1997 8-K
                 of January 13, 1997 by and among the Company and
                 Toronto Medical Corp., an Ontario corporation

     2.4         Second Amendment to Purchase and Sale Agreement         Exhibit 2.3 to March 18, 1997 8-K
                 dated as of March 1, 1997 by and among the Company
                 and Toronto Medical Corp., an Ontario corporation

     2.5         Assignment of Purchase and Sale Agreement dated as      Exhibit 2.4 to March 18, 1997 8-K
                 of March 1, 1997 by and among the Company, Toronto
                 Medical Orthopaedics Ltd., a Canada corporation and
                 Toronto Medical Corp., an Ontario corporation

     2.6         Asset Purchase Agreement dated March 12, 1997 by        Exhibit 2.1 to the Company's
                 and among the Company,  Danninger Medical               Current Report on Form 8-K filed
                 Technology, Inc., a Delaware corporation,               on March  27,  1997
                 and Danninger Healthcare,  Inc., an
                 Ohio corporation

     3.1         Composite Certificate of Incorporation of the                                                           X
                 Company, as amended, including Certificate of
                 Designation in respect of Series A Preferred
                 Stock

     3.2         Bylaws of the Company                                   Exhibit 3.4 to Company's Amendment
                                                                         No. 2 to Registration Statement on
                                                                         Form S-1 (No. 33-47569) filed with
                                                                         the SEC on January 25, 1993 ("January
                                                                         1993 S-1")

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 (continued)

   Exhibit                                                                          Incorporated by                    Filed
     No.                             Description                                     Reference to:                   Herewith
     ---                             -----------                                     -------------                   --------
     4.1         Articles 5, 9 and 11 of Certificate of                  Exhibit 3.1 above
                 Incorporation of the Company

     4.2         Articles II and III.2(c)(ii) of Bylaws of the           Exhibit 3.4 to January 1993 S-1
                 Company

     4.3         Specimen Common Stock Certificate                       Exhibit 4.1 to January 1993 S-1

     4.4         Stock Option Plan of the Company, as amended and        Incorporated by reference to Exhibit
                 approved by stockholders                                99.1 to the Company's Registration
                                                                         Statement on Form S-8 (No. 333-09785)
                                                                         filed with the SEC on August 8, 1996

     4.5         Stock Purchase Warrant, dated August 18, 1993,          Exhibit 4.6 to the Company's Form
                 issued to CyberLogic, Inc.                              10-K for the fiscal year ended
                                                                         December 31, 1994

     4.6         Stock Purchase Warrant, dated September 20, 1995,       Exhibit 4.6 to Company's Registration
                 issued to Registered Consulting Group, Inc.             Statement on Form S-1 (No. 33-97438)
                                                                         filed with the SEC on September 27,
                                                                         1995

     4.7         Stock Purchase Warrant, dated October 15, 1996,         Exhibit 4.7 to the Company's Form
                 issued to Registered Consulting Group, Inc.             10-K for the fiscal year ended
                                                                         December 31, 1996 ("1996 10-K")

     4.8         Rights Agreement dated as of March 4, 1997              Exhibit 4.1 to the Company's
                 between the Company and Bank of New York,               Registration Statement on Form 8-A
                 and Exhibits A, B and C thereto                         filed with the SEC on March 6, 1997

    10.1         1997 Officer Bonus Plan                                 Exhibit 10.13 to 1996 10-K

    10.2         Lease made March 1997 between Toronto Medical Corp.     Exhibit 10.34 to 1996 10-K
                 and Toronto Medical Orthopaedics Ltd.

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 (continued)

   Exhibit                                                                          Incorporated by                    Filed
     No.                             Description                                     Reference to:                   Herewith
     ---                             -----------                                     -------------                   --------

    10.3         Severance Agreement dated February 18, 1997 by and      Exhibit 10.39 to 1996 10-K
                 between George A. Oram, Jr. and the Company

    10.4         Employment Agreement by and between Allan M.                                                            X
                 Weinstein and the Company effective as of December
                 1, 1996

    10.5         Employment Agreement by and between Frank P. Magee                                                      X
                 and the Company effective as of December 1, 1996

    10.6         Employment Agreement by and between Allen R.                                                            X
                 Dunaway and the Company effective as of December 1,
                 1996

    10.7         Employment Agreement by and between James B.                                                            X
                 Koeneman and the Company effective as of December
                 1, 1996

    10.8         Employment Agreement by and between MaryAnn G.                                                          X
                 Miller and the Company effective as of December 1,
                 1996

    10.9         Employment Agreement by and between Nicholas A.                                                         X
                 Skaff and the Company effective as of December 1,
                 1996


     11          Statement of Computation of Net Income (Loss) per                                                       X
                 Weighted Average Number of Common Shares Outstanding

     27          Financial Data Schedule                                                                                 X