Form 10-Q
period 1997-06-30
ORTHOLOGIC CORP
filed 1997-08-14
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


For the quarterly period ended               June 30, 1997
                                 -----------------------------------------------

                                       or

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number:      0-21214


                                ORTHOLOGIC CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                                86-0585310
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


  2850 S. 36th Street, #16, Phoenix, Arizona                             85034
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [X]Yes    [ ]No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        25,102,846 shares of common stock outstanding as of July 31, 1997

                                ORTHOLOGIC CORP.



                                      INDEX


                                                                        Page No.
Part I      Financial Information

            Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
                June 30, 1997 and December 31, 1996 ...........................1

            Consolidated Statements of Operation
                Three Months and Six Months ended June 30, 1997 and 1996 ......2

            Consolidated Statements of Cash Flows
                Six Months ended June 30, 1997 and 1996 .......................3

            Notes to Consolidated Financial Statements ........................4

            Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations .......7


Part II     Other Information

            Item 1.  Legal Proceedings .......................................11

            Item 3.  Quantitative and Qualitative Disclosures
                          About market Risk ..................................11

            Item 4.  Submission of Matters to a Vote of Security Holders .....11

            Item 5.  Other Information .......................................11

            Item 6.  Exhibits and Reports on Form 8-K ........................12

                                OrthoLogic Corp.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)




                                                         June 30,   December 31,
                                                          1997          1996
                                                        ---------     ---------
ASSETS                                                 (Unaudited)

Cash and cash equivalents                               $   9,046     $  13,494
Short-term investments                                     12,933        35,307
Accounts receivable                                        31,247        26,856
Inventory                                                   9,814         6,551
Prepaids and other current assets                           1,858         1,195
Deferred income taxes                                       2,599         2,401
                                                        ---------     ---------
   Total current assets                                    67,497        85,804

Furniture, rental fleet and equipment                      15,488        11,364
Accumulated depreciation                                   (3,782)       (2,282)
                                                        ---------     ---------
  Furniture and equipment, net                             11,706         9,082

Intangibles, net                                           35,605        17,847
Deposits and other assets                                      91            93
Note receivable - Officer                                    --             200
                                                        ---------     ---------

   Total Assets                                         $ 114,899     $ 113,026
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities

Accounts payable                                        $   3,093     $   2,042
Loan payable - current portion                                455          --
Accrued liabilities                                        10,521         8,777
                                                        ---------     ---------
   Total current liabilities                               14,069        10,819

Deferred rent and capital lease obligation                    189           280
Loan payable - long term portion                              625          --
Obligations under co-promotion agreement                    1,000          --
                                                        ---------     ---------
   Total liabilities                                       15,883        11,099
                                                        ---------     ---------

Commitments                                                  --            --

Stockholders' Equity

Common stock                                                   13            13
Additional paid-in capital                                118,980       118,832
Deficit                                                   (19,977)      (16,918)
                                                        ---------     ---------
   Total stockholders' equity                              99,016       101,927
                                                        ---------     ---------

     Total Liabilities and Stockholders' Equity         $ 114,899     $ 113,026
                                                        =========     =========

See notes to consolidated financial statements.

                                OrthoLogic Corp.
                      Consolidated Statements of Operations
                                    Unaudited
                      (in thousands, except per share data)

                                     Three months ended June 30,    Six months ended June 30,
                                     ---------------------------    -------------------------
                                          1997        1996              1997        1996
                                        --------------------          --------------------
REVENUES
  Net sales                             $  9,377    $  7,912          $ 18,949    $ 14,671
  Net rentals                              8,940        --              16,670        --
                                        --------------------          --------------------
     Total Revenues                       18,317       7,912            35,619      14,671
                                        --------------------          --------------------

COST OF REVENUES
  Cost of goods sold                       2,304       1,252             5,018       2,374
  Cost of rentals                          2,274        --               4,306        --
                                        --------------------          --------------------
     Total Cost of Revenue                 4,578       1,252             9,324       2,374
                                        --------------------          --------------------

GROSS PROFIT                              13,739       6,660            26,295      12,297

OPERATING EXPENSES
  Selling, general and administrative     16,311       5,527            29,200       9,951
  Research and development                   613         546             1,189       1,097
                                        --------------------          --------------------
     Total Operating Expenses             16,924       6,073            30,389      11,048
                                        --------------------          --------------------

OPERATING INCOME (LOSS)                   (3,185)        587            (4,094)      1,249

OTHER INCOME
 Grant revenue                                25          45                99          94
 Interest income                             389         863               951       1,102
                                        --------------------          --------------------
             Total Other Income              414         908             1,050       1,196
                                        --------------------          --------------------

INCOME (LOSS) BEFORE INCOME TAXES         (2,771)      1,495            (3,044)      2,445

Provision for income taxes                  --            15              --            30
                                        --------------------          --------------------

NET INCOME (LOSS)                       $ (2,771)   $  1,480          $ (3,044)   $  2,415
                                        ====================          ====================

NET INCOME (LOSS) PER COMMON SHARE      $  (0.11)   $   0.06          $  (0.12)   $   0.11
                                        ====================          ====================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 25,096      24,769            25,066      22,734
                                        ====================          ====================

See notes to consolidated financial statements.

                                OrthoLogic Corp.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                      (in thousands, except per share data)

                                                                                  Six Months Ended
                                                                                --------------------
                                                                                June 30,    June 30,
                                                                                  1997        1996
                                                                                --------    --------
OPERATING ACTIVITIES
    Net Income (Loss)                                                           $ (3,044)   $  2,415
                  Noncash items:
                  Depreciation and amortization                                    3,078         183
                  Other                                                              (15)       --

                  Net change in Other Operating items:
                  Accounts receivable                                                524      (5,109)
                  Inventory                                                         (610)     (1,035)
                  Prepaids and other current assets                                 (657)       (668)
                  Deposits and other assets                                            2           5
                  Accounts payable                                                  (496)        254
                  Accrued liabilities                                               (423)        882
                                                                                --------    --------
                                    Cash Flows (used in) Operating Activities     (1,641)     (3,073)
                                                                                --------    --------

INVESTING ACTIVITIES
                  Purchase of fixed assets, net                                   (2,797)       (318)
                  Cash paid for acquisitions, net of other effects               (20,907)       --
                  Sales (Purchases) of short term investments                     22,373     (13,628)
                  Collection of note receivable                                      200         125
                  Payments under co-promotion agreement                           (1,011)       --
                  Intangible from dealer transactions                               (486)     (3,676)
                                                                                --------    --------
                                    Cash Flows (used in) Investing Activities     (2,628)    (17,497)
                                                                                --------    --------

FINANCING ACTIVITIES
                  Payments on Capital Leases                                         (32)       --
                  Payments on Loan Payable                                          (295)       --
                  Proceeds from issuance of common stock                            --        74,867
                  Net proceeds from stock option exercises                           148        --
                                                                                --------    --------
                                    Cash Flows (used in) provided by                (179)     74,867
                                                                                --------    --------
                                    Financing Activities

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                              (4,448)     54,297
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                           13,494       8,831
                                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  9,046    $ 63,128
                                                                                ========    ========


SUPPLEMENTAL DISCLOSURES  OF CASH FLOW  INFORMATION
                  Cash paid  during  the period for:
                  Interest                                                      $     52    $      0
                                                                                ========    ========
                  Income Taxes                                                  $    238    $     10
                                                                                ========    ========

See notes to consolidated financial statements.

                                ORTHOLOGIC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Financial Statement Presentation
      --------------------------------

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the OrthoLogic Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three months and six months ended June 30, 1997 and 1996 and the consolidated statement of cash flows for the six months ended June 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.    New Accounting Pronouncements
      -----------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock. The Company will provide the required disclosures in its year-end report. The effect on the Company's earnings per share disclosure is not material for the periods presented.

The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on the Company's financial statements. The "Disclosures about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

3.    Preferred Stock Purchase Rights
      -------------------------------

On February 25, 1997 the Company declared a dividend distribution of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of the Company's common stock, payable March 12, 1997 to holders of record on that date. The Rights will expire on March 11, 2007.

                                ORTHOLOGIC CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

4.    Acquisitions
      ------------

On March 3, 1997 and March 12, 1997, the Company acquired certain assets and assumed certain liabilities of Toronto Medical Corp. (Toronto) and Danninger Medical Technology, Inc. (DMTI). After paying certain of the assumed liabilities, the net cash outlay was approximately $7.5 million for Toronto and $10.7 million for DMTI. Both acquisitions were accounted for as a purchase which resulted in goodwill of $4 million for Toronto and $7.7 million for DMTI. The goodwill is being amortized over 20 years.

Management is restructuring the operations related to these acquisitions and Sutter Corporation (acquired in August 1996). The restructuring activities, which will continue through the third quarter, include closing and/or relocating duplicate facilities and terminating or relocating certain employees. Once the estimated costs related to these activities are determined, they will be accrued and reflected as additional acquisition costs in the allocation of purchase price.

Had the Toronto and DMTI acquisitions occurred on January 1, 1996, combined unaudited pro forma results for the six months ended June 30, 1997 and 1996, would have been: net revenues - $38.9 million and $23.3 million; net (loss) - $(3.0) million and $(224,000); net (loss) per common share - $(0.12) and $(0.01).

The pro forma amounts disclosed above include revenue and net income derived from product sales to competing independent dealers of orthopaedic rehabilitation products. Subsequent to the acquisition, the Company discontinued selling products to these dealers. Excluding the dealer product sales, combined unaudited pro forma results for the six months ended June 30, 1997 and 1996, would have been: net revenues - $37.5 million and $19.7 million; net (loss) - $(3.4) million and $(665,000); net (loss) per common share - $(0.14) and $(0.03).

5.    Co-promotion Agreement
      ----------------------

The Company entered into an exclusive co-promotion agreement (the "agreement") with Sanofi Pharmaceuticals, Inc. ("Sanofi") on June 23, 1997 for the purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopaedic surgeons in the United States for the treatment of pain in patients with

                                ORTHOLOGIC CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


osteoarthritis of the knee. The initial term of the agreement ends on December 31, 2002. Upon the expiration of the initial term, Sanofi may terminate the agreement, extend the agreement for an additional one year period, or enter into a revised agreement with the Company. Upon termination of the agreement, Sanofi shall pay the Company an amount equal to 50% of the gross compensation paid to the Company, pursuant to the agreement, for the immediately preceding year.

Under the terms of the agreement, the Company is obligated to use its best efforts to market and promote Hyalgan; to pay Sanofi a royalty of 10% of the net selling price, as defined; and to pay the manufacturer of Hyalgan certain pre-determined amounts and a pro-rata portion of a 10% royalty on combined annual net sales of Hyalgan by Sanofi and the Company in excess of $30.0 million. In addition, the Company is obligated to pay a total of $4.0 million in payments during the first eighteen months of the agreement. During the second quarter, the Company incurred a $1.0 million payment of this amount. The Company has recorded the remaining $3 million in its financial statements.

The Company's sales force will commence efforts to promote Hyalgan in the third quarter of 1997. The Company does not anticipate significant revenues from the product until after the current year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     Six Months Ended June 30, 1997 and June 30, 1996

         Revenues

         OrthoLogic's revenues increased 143% from $14.7 million for the six months ended June 30, 1996 to $35.6 million for the six months ended June 30, 1997. The increase in revenue was due primarily to revenues from its orthopaedic rehabilitation products ($22.1 million). The Company believes that revenues for its orthopaedic rehabilitation products may be seasonal, with the strongest sales occurring in the fourth quarter. Excluding the effects of the Company's acquisitions, revenues from the OrthoLogic 1000 were down 9% to $12.8 million for the six months ended June 30, 1997 from $14.1 million for the comparable period in 1996. The Company does not believe that there is a single factor causing the decline in OrthoLogic 1000 sales. The Company attributes the decline to multiple factors, including the shift from a distribution network to a direct sales force, a lower number of total salespeople selling the OrthoLogic 1000 in 1997 compared to 1996, quality and effectiveness of sales management, and increased competitive pressures.

         Additionally, during the second quarter of 1997, the Company changed its estimate for allowance for bad debt expense, increasing its allowance by $2.0 million related to Medicare receivables for the OrthoLogic 1000 which are outside Medicare's coverage definition. Prior to the second quarter, Medicare reimbursed for the OrthoLogic 1000 even when physicians prescribed use of the device outside Medicare's own definition of a non-union fracture. Prescriptions of that kind covered by Medicare typically accounted for 7 percent to 9 percent of OrthoLogic 1000 revenue. The Company no longer recognizes Medicare revenue from prescriptions outside the coverage definition.

         Gross Profit

         Gross profit increased from $12.3 million for the six months ended June 30, 1996 to $26.3 million for the six months ended June 30, 1997. The increase in gross profit was due primarily to the gross profit of Sutter ($13.3 million) and the recently acquired operations ($1.8 million). Gross profit as a percentage of revenue was 73.8% for the six months ended June 30, 1997 compared to 83.8% for the comparable period during 1996. The overall gross profit percentage declined as a result of the recently acquired orthopaedic rehabilitation operations which have a lower gross profit percentage than the Company's fracture healing products.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


         Selling, General and Administrative Expenses

         Selling, general and administrative (SG&A) expenses for the six months ended June 30, 1997 were $29.2 million, up $19.2 million from the comparable 1996 period. The 1997 period included the SG&A from the acquisitions, which comprise a significant portion of the Company's SG&A. The increase from 1996 is also due, in part, to the variable costs (commissions, bad debts and royalties) associated with the increased revenue. Additionally, SG&A includes $2.0 million in bad debt expense related to Medicare receivables for the OrthoLogic 1000 which are outside Medicare's coverage definition. During late 1996, the fixed component of SG&A increased due to the addition of employees, including salespeople added to support the Company's transition to a direct sales force, and other infrastructure required to support the growing and projected revenue volume.

         OrthoLogic  is  currently   consolidating   duplicate   facilities  and
         eliminating expenses from redundant operations from within the three businesses that were recently acquired.

         Research and Development

         Research and Development (R&D) expenses were $1.2 million for the six months ended June 30, 1997 compared to $1.1 million for the comparable 1996 period. The increase in R&D expenses was due to the acquisitions, while R&D for the remainder of the Company remained stable.

         Other Income

         Other income of $1.1 million for the six months ended June 30, 1997 consisted of interest income of $951,000 and grant revenue of $99,000. Other income for the comparable 1996 period consisted of interest income of $1.1 million and grant revenue of $94,000. The decrease in interest income was due to cash used for acquisitions of $18.2 million at the end of the first quarter 1997.

     Three Months Ended June 30, 1997 and June 30, 1996

         Revenues increased 132% to $18.3 million for the second quarter of fiscal 1997, as compared to $7.9 million for the same period in 1996. Gross profit rose 106% to $13.7 million for the second quarter of fiscal 1997 from $6.7 million for the second quarter of fiscal 1996. During the second quarter, SG&A expenses rose 195% to $16.3 million as compared to $5.5 million for the same period last year. Other income fell 54% to $414,000 for the second quarter of fiscal 1997 compared to $908,000 for the second quarter of fiscal 1996. The business factors resulting in these changes and relevant trends affecting the Company's business during the second quarters of 1997 and 1996 are comparable to those described in the preceding discussion for the six-month period.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

         At June 30, 1997, the Company had cash and investments of $22.0 million compared to $48.8 million at December 31, 1996. Working capital decreased from $75.0 million at December 31, 1996 to $53.4 million at June 30, 1997. The decrease in cash and investments is primarily the result of cash used for acquisitions and related costs of $20.9 million. Other uses of cash included $1.6 million for operating activities and $2.8 million for the purchase of fixed assets, primarily rental assets for its orthopedic rehabilitation division. In January 1997, the Company paid $486,000 to a former independent dealer for the return of territory rights and convenants not to compete, as the Company completed its transition to a direct sales force.

         Under the terms of the co-promotion agreement with Sanofi, the Company is obligated to pay a total of $4 million in payments during the first eighteen months of the agreement. During the second quarter, the Company paid $1.0 million of the required payment under the co-promotion agreement for the right to market and promote Hyalgan.

         The Company currently believes that cash generated from product sales and rentals and its available cash resources will be sufficient to meet its current operating requirements and internal development and integration initiatives for the foreseeable future. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that such sources of capital will be available on terms favorable to the Company, if at all.

         The Company plans to relocate its corporate offices in the fourth quarter of 1997 to a 100,000 square foot office/manufacturing facility in Tempe, Arizona. The proposed terms of the lease are for a ten year period commencing December 1, 1997.

         There are currently no other material definitive commitments for future use of the Company's available cash resources; however, management continually evaluates opportunities to expand its operations, which includes internal development of new products and may include additional acquisitions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


Certain of the statements contained in this document that are not historical facts, including, without limitation, statements of future expectations of revenue from Hyalgan sales, availability of cash, and projections of results of operations and financial condition, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward- looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: (i) the results of the Company's efforts to implement its business strategy; (ii) actions of the Company's competitors and the Company's ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matters; (iv) other risks detailed in the Company's other filings with the Commission; and (v) the costs and results of pending litigation. Additional factors which might affect such forward-looking statements are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         See the information under the caption "Item 3 Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Item not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on May 16, 1997 to vote on the election of Class III Directors (Proposal 1); an amendment to the Company's 1987 Stock Option Plan to increase the number of shares of common stock available for grant thereunder by 160,000 shares (Proposal 2); the ratification and approval of the Company's 1997 Stock Option Plan (Proposal 3); and the ratification of appointment of Deloitte & Touche, LLP as independent accountants for the fiscal year ending December 31, 1997 (Proposal 4). The results are as follows:

                                                                                                            BROKER
                                          FOR                  AGAINST              ABSTAINED              NON-VOTES
                                          ---                  -------              ---------              ---------
Proposal 1
   Allan M. Weinstein, Ph.D.          22,409,585               826,670                  0                      0
   Elwood D. Howse, Jr.               22,457,710               778,545                  0                      0

Proposal 2                            19,946,990              3,196,325              92,940                    0

Proposal 3                            19,934,307              3,208,932              93,016                    0

Proposal 4                            23,074,833               91,299                70,123                    0

         A more detailed discussion of each proposal is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 5.  Other Information

         On May 21, 1997, the Company's Vice President - Marketing and Sales for Fracture Healing Products, David E. Derminio, resigned.

Item 6.  Exhibits and Reports on Form 8-K

            (a) See Exhibit Index following the Signatures page which is incorporated herein by reference.

            (b)   Reports on Form 8-K


                  1) On March 18, 1997, the Company filed a Current Report on Form 8-K dated March 3, 1997, to report in Item 2, the consummation of its acquisition of all the assets and business and the assumption of substantially all of the liabilities of Toronto Medical Corp., an Ontario corporation, pursuant to a Purchase and Sale Agreement dated as of December 30, 1996. The Form 8-K was amended on May 19, 1997 to include in Item 7 the following financial statements:

                           Unaudited   Pro-Forma   Consolidated   Statements  of
                           Income/(Loss) for the three month period ended March 31, 1997 and for the year ended December 31, 1996.

                           Audited Consolidated Balance Sheet at May 31, 1996 and 1995; Consolidated Statements of Income/(Loss) and Consolidated Statements of Cash Flows for the years ended May 31, 1996 and 1995; and independent auditor's report.


                  2) On March 27, 1997, the Company filed a Current Report on Form 8-K dated March 12, 1997 to report in Item 2, the consummation of its acquisition of certain assets and the assumption of certain liabilities of each of
                        Danninger Medical Technology, Inc., a Delaware corporation ("DMTI"), and Danninger Healthcare, Inc., an Ohio corporation and a wholly-owned subsidiary of DMTI, pursuant to an Asset Purchase Sale Agreement dated March 12, 1997. The Form 8-K was amended on June 11, 1997 to include in Item 7 the following financial statements:

                           Unaudited   Pro-Forma   Consolidated   Statements  of
                           Income/(Loss) for the three month period ended March 31, 1997 and for the year ended December 31, 1996.

                           Unaudited Consolidated Statement of Net Assets as of March 12, 1997.

                           Unaudited Consolidated Statement of Revenues and Expenses of Net Assets for the period January 1, 1997 to March 12, 1997 and for the period January 1, 1996 to March 12, 1996.

                           Audited Consolidated Statement of Net Assets at December 31, 1996 and Consolidated Statement of
                           Revenues and Expenses of Net Assets for the year ended December 31, 1996 and independent auditor's report.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




ORTHOLOGIC CORP.
----------------
(Registrant)


Signature                          Title                              Date
---------                          -----                              ----

/s/ Allan M. Weinstein      Chairman of the Board of             August 14, 1997
-------------------------   Directors, President and Chief
Allan M. Weinstein          Executive Officer (Principal
                            Executive Officer)




/s/ Allen R. Dunaway        Vice-President and Chief Financial   August 14, 1997
--------------------------  Officer (Principal Financial and
Allen R. Dunaway            Accounting Officer)

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

     Exhibit                                                                      Incorporated by                   Filed
       No.                           Description                                   Reference to:                   Herewith
----------------      ---------------------------------------     -------------------------------------          -----------
       2.1            Stock Purchase Agreement dated August       Exhibit 2.1 to the Company's Current
                      30, 1996 by and among the Company,          Report on Form 8-K filed on September
                      Sutter Corporation and Smith                13, 1996
                      Laboratories, Inc.

       2.2            Purchase and Sale Agreement dated as of     Exhibit 2.1 to the Company's Current
                      December 30, 1996 by and among the          Report on Form 8-K filed on March 18,
                      Company and Toronto Medical Corp., an       1997 ("March 18, 1997 8-K")
                      Ontario corporation

       2.3            Amendment to Purchase and Sale              Exhibit 2.2 to March 18, 1997 8-K
                      Agreement dated as of January 13, 1997
                      by and among the Company and Toronto
                      Medical Corp., an Ontario corporation

       2.4            Second Amendment to Purchase and Sale       Exhibit 2.3 to March 18, 1997 8-K
                      Agreement dated as of March 1,
                      1997 by and among the Company and
                      Toronto Medical Corp., an Ontario
                      corporation

       2.5            Assignment of Purchase and Sale             Exhibit 2.4 to March 18, 1997 8-K
                      Agreement dated as of March 1, 1997 by
                      and among the Company, Toronto Medical
                      Orthopaedics Ltd., a Canada corporation
                      and Toronto Medical Corp., an Ontario
                      corporation

       2.6            Asset Purchase Agreement dated March        Exhibit 2.1 to the Company's Current
                      12, 1997 by and among the Company,          Report on Form 8-K filed on March 27,
                      Danninger Medical Technology, Inc., a       1997
                      Delaware corporation, and Danninger
                      Healthcare, Inc., an Ohio corporation

       3.1            Composite Certificate of Incorporation      Exhibit 3.1 to the Company's Current
                      of the Company, as amended, including       Report on Form 10-Q filed on May 15,
                      Certificate of Designation in respect       1997 ("First Quarter 1997 10-Q")
                      of Series A Preferred Stock

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

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 (continued)

     Exhibit                                                                      Incorporated by                   Filed
       No.                           Description                                   Reference to:                   Herewith
----------------      ---------------------------------------     -------------------------------------          -----------
       4.1            Articles 5, 9 and 11 of Certificate of      Exhibit 3.1 above
                      Incorporation of the Company

       4.2            Articles II and III.2(c)(ii) of Bylaws      Exhibit 3.4 to January 1993 S-1
                      of the Company

       4.3            Specimen Common Stock Certificate           Exhibit 4.1 to January 1993 S-1

       4.4            1987 Stock Option Plan of the Company,                                                          X
                      as amended and approved by stockholders

       4.5            1997 Stock Option Plan of the Company                                                           X

       4.6            Stock Purchase Warrant, dated August        Exhibit 4.6 to the Company's Form 10-K
                      18, 1993, issued to CyberLogic, Inc.        for the fiscal year ended December 31,
                                                                  1994

       4.7            Stock Purchase Warrant, dated September     Exhibit 4.6 to Company's Registration
                      20, 1995, issued to Registered              Statement on Form S-1 (No. 33-97438)
                      Consulting Group, Inc.                      filed with the SEC on September 27, 1995

       4.8            Stock Purchase Warrant, dated October       Exhibit 4.7 to the Company's Form 10-K
                      15, 1996, issued to Registered              for the fiscal year ended December 31,
                      Consulting Group, Inc.                      1996 ("1996 10-K")

       4.9            Rights Agreement dated as of March 4,       Exhibit 4.1 to the Company's
                      1997 between the Company and Bank of        Registration Statement on Form 8-A
                      New York, and Exhibits A, B and C           filed with the SEC on March 6, 1997
                      thereto

       10.1           Co-promotion Agreement dated June 23,
                      1997 by and between the Company and                                                             X
                      Sanofi Pharmaceuticals, Inc.

        11            Statement of Computation of Net Income
                      (Loss) per Weighted Average Number of                                                           X
                      Common Shares Outstanding

        27            Financial Data Schedule                                                                         X