Form 10-Q
period 1997-09-30
ORTHOLOGIC CORP
filed 1997-11-14
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 1997
                                        ----------------------------------------

                                       or

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________  to   _____________________

Commission File Number:      0-21214

                                ORTHOLOGIC CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                          86-0585310
--------------------------------------------------------------------------------
(State of other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)


2850 S. 36th Street, #16, Phoenix, Arizona                           85034
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
                                                  Yes   X       No
                                                      -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      25,192,846 shares of common stock outstanding as of October 31, 1997

                                ORTHOLOGIC CORP.



                                      INDEX

                                                                        Page No.
Part I             Financial Information

                   Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets
                       September 30, 1997 and December 31, 1996--------------  1

                   Consolidated Statements of Operations
                       Three Months and Nine Months ended September 30, 1997
                       and 1996----------------------------------------------  2

                   Consolidated Statements of Cash Flows
                       Nine Months ended September 30, 1997 and 1996---------  3

                   Notes to Consolidated Financial Statements ---------------  4

                   Item 2.  Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations 7

                   Item 3.  Quantitative and Qualitative Disclosures
                                About Market Risk---------------------------- 10


Part II            Other Information

                   Item 1.  Legal Proceedings-------------------------------- 11


                   Item 6.  Exhibits and Reports on Form 8-K ---------------- 11

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                OrthoLogic Corp.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                   September 30, December 31,
                                                       1997          1996
                                                     ---------    ---------
ASSETS                                              (Unaudited)

Cash and cash equivalents                            $  11,345    $  13,494
Short-term investments                                   4,355       35,307
Accounts receivable                                     29,866       26,856
Inventory                                                9,659        6,551
Prepaids and other current assets                        2,451        1,195
Deferred income taxes                                    2,678        2,401
                                                     ---------    ---------
   Total current assets                                 60,354       85,804

Furniture, rental fleet and equipment                   14,522       11,364
Accumulated depreciation                                (3,737)      (2,282)
                                                     ---------    ---------
  Furniture and equipment, net                          10,785        9,082

Intangibles, net                                        30,339       17,847
Deposits and other assets                                   91           93
Note receivable - Officer                                 --            200
                                                     ---------    ---------

   Total Assets                                      $ 101,569    $ 113,026
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                     $   1,781    $   2,042
Loan payable - current portion                             500         --

Accrued liabilities                                     13,270        8,777
                                                     ---------    ---------
   Total current liabilities                            15,551       10,819

Deferred rent and capital lease obligation                 143          280
Loan payable - long term portion                           524         --
Obligations under co-promotion agreement                 1,000         --
                                                     ---------    ---------
   Total liabilities                                    17,218       11,099
                                                     ---------    ---------

Commitments                                               --           --

Stockholders' Equity

Common stock                                                13           13
Additional paid-in capital                             119,061      118,832
Deficit                                                (34,723)     (16,918)
                                                     ---------    ---------
   Total stockholders' equity                           84,351      101,927

     Total Liabilities and Stockholders' Equity      $ 101,569    $ 113,026
                                                     =========    =========

See notes to consolidated financial statements.

                                OrthoLogic Corp.
                      Consolidated Statements of Operations
                                    Unaudited
                      (in thousands, except per share data)

                                          Three months ended September 30,      Nine months ended September 30,
                                          ---------------------------------     ---------------------------------
                                                 1997            1996                 1997             1996
                                          ---------------------------------     ---------------------------------
REVENUES
  Net sales                               $          8,220 $         7,754      $        27,169 $         22,425
  Net rentals                                        9,186           2,654               25,856            2,654
  Fee Revenue                                          793               -                  793                -
                                          ---------------------------------     ---------------------------------
     Total Revenues                                 18,199          10,408               53,818           25,079
                                          ---------------------------------     ---------------------------------

COST OF REVENUES
  Cost of goods sold                                 2,719           1,315                7,737            3,689
  Cost of rentals                                    1,730             676                6,035              676
                                          ---------------------------------     ---------------------------------
     Total Cost of Revenue                           4,449           1,991               13,772            4,365
                                          ---------------------------------     ---------------------------------

GROSS PROFIT                                        13,750           8,417               40,046           20,714

OPERATING EXPENSES
  Selling, general and administrative               14,259           8,507               43,460           18,488
  Research and development                             632             530                1,821            1,627
  Restructuring Charge                              13,844               -               13,844                -
                                          ---------------------------------     ---------------------------------
     Total Operating Expenses                       28,735           9,037               59,125           20,115
                                          ---------------------------------     ---------------------------------

OPERATING INCOME (LOSS)                           (14,985)           (620)             (19,079)              599

OTHER INCOME
  Grant revenue                                          9              37                  108              131
  Interest income                                      231           1,039                1,182            2,141
                                          ---------------------------------     ---------------------------------
     Total Other Income                                240           1,076                1,290            2,272
                                          ---------------------------------     ---------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                 (14,745)             456             (17,789)            2,871

Provision for income taxes                               -               -                    -                -
                                          ---------------------------------     ---------------------------------

NET INCOME (LOSS)                         $       (14,745) $           456      $      (17,789) $          2,871
                                          =================================     =================================

NET INCOME (LOSS) PER COMMON
  AND EQUIVALENT SHARE                    $         (0.59) $          0.02      $        (0.71) $           0.12
                                          =================================     =================================

WEIGHTED AVERAGE NUMBER OF
COMMON AND EQUIVALENT SHARES OUTSTANDING
                                                    25,113          25,801               25,082           23,759
                                          =================================     =================================

See notes to consolidated financial statements.

                                OrthoLogic Corp.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                                     Nine Months Ended September 30
                                                                                     ------------------------------
                                                                                          1997        1996
                                                                                        --------    --------
OPERATING ACTIVITIES
    Net Income (Loss)                                                                   $(17,789)   $  2,871

                  Noncash items:
                  Depreciation and amortization                                            4,551         825
                  Restructuring charge and other                                          13,844        --
                  Other                                                                     (433)       --

                  Net change in Other Operating items:
                  Accounts receivable                                                      1,905      (6,718)
                  Inventory                                                                 (604)     (2,218)
                  Prepaids and other current assets                                       (1,430)       (812)
                  Deposits and other assets                                                    2           5
                  Accounts payable                                                        (1,808)        376
                  Accrued liabilities                                                       (807)      1,082
                                                                                        --------    --------
                                    Cash Flows (used in) Operating Activities             (2,569)     (4,589)
                                                                                        --------    --------

INVESTING ACTIVITIES
                  Purchase of fixed assets                                                (3,434)       (829)
                  Cash paid for acquisitions, net of cash acquired                       (25,327)    (24,907)
                  Sales (Purchases) of short term investments                             30,952     (27,921)
                  Collection of note receivable                                              200         125
                  Intangible from dealer transactions                                       (705)     (9,279)
                                                                                        --------    --------
                                    Cash Flows provided by (used in)
                                    Investing Activities                                   1,686     (62,811)
                                                                                        --------    --------

FINANCING ACTIVITIES
                  Payments on Capital Leases                                                 (75)       --
                  Payments on Loan Payable                                                  (420)       --
                  Payments under co-promotion agreement                                   (1,000)       --
                  Proceeds from issuance of common stock                                    --        74,952
                  Net proceeds from stock option exercises                                   229        --
                                                                                        --------    --------
                                    Cash Flows (used in) provided by                      (1,266)     74,952
                                                                                        --------    --------
                                    Financing Activities

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                      (2,149)      7,552
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                   13,494       8,831
                                                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 11,345    $ 16,383
                                                                                        ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                  Cash paid during the period for:
                  Interest                                                              $     81    $      0
                                                                                        ========    ========
                  Income Taxes                                                          $    317    $     81
                                                                                        ========    ========

See notes to consolidated financial statements.

                                ORTHOLOGIC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Financial Statement Presentation
      --------------------------------

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of OrthoLogic Corp. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

      The condensed consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three months and nine months ended September 30, 1997 and 1996 and the consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

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

      The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on the Company's financial statements. The "Disclosures about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

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

4.     Acquisitions
       ------------

      On March 3, 1997 and March 12, 1997, the Company acquired certain assets and assumed certain liabilities of Toronto Medical Corp. (Toronto) and Danninger Medical Technology, Inc. (DMTI). After paying certain of the assumed liabilities, the net cash outlay was approximately $7.5 million for Toronto and $10.7 million for DMTI. Both acquisitions were accounted for as a purchase which resulted in goodwill of $4 million for Toronto and $7.7 million for DMTI. The goodwill is being amortized over 20 years. The Company has substantially completed its restructuring of operations related to these acquisitions and the acquisition of Sutter Corporation (acquired in August 1996). The additional costs incurred related to the restructuring for all acquisitions, totaling $7.1 million, is reflected as additional acquisition costs in the allocation of purchase price. The goodwill is being amortized over the remaining goodwill period of 20 years.

      Had the Toronto and DMTI acquisitions occurred on January 1, 1996, combined unaudited pro forma results for the nine months ended September 30, 1997 and 1996, would have been: net revenues - $57.1 million and $37.8 million; net (loss) - $(17.8) million and $(114,000); net (loss) per common share - $(0.71) and $(0.00).

      The pro forma amounts disclosed above include revenue and net income derived from product sales to competing independent dealers of orthopaedic rehabilitation products. Subsequent to the acquisition, the Company discontinued selling products to these dealers. Excluding the dealer product sales, combined unaudited pro forma results for the nine months ended September 30, 1997 and 1996, would have been: net revenues - $55.7 million and $32.7 million; net (loss) - $(18.2) million and $(779,000); net (loss) per common share - $(0.72) and $(0.03).

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

      Under the terms of the agreement, the Company is obligated to: use its best efforts to market and promote Hyalgan; to pay Sanofi a royalty of 10% of the net selling price, as defined; and to pay the manufacturer of Hyalgan certain pre-determined amounts and a pro-rata portion of a 10% royalty on combined annual net sales of Hyalgan by Sanofi and the Company in excess of $30.0 million. In addition, the Company is obligated to pay a total of $4.0 million in payments during the first eighteen months of the agreement. During the second quarter, the Company incurred a $1.0 million payment of this amount. The Company has recorded the remaining $3.0 million in its financial statements.

      The Company's sales force began efforts to promote Hyalgan in the third quarter of 1997. Fee revenue of $793,000 recorded during the quarter represents the Company's estimate of its share of revenue in the quarter under the agreement.

      The final determination of the Company's fees recognized under this agreement is dependent upon Medicare's ultimate assignment of a billing code and a reimbursement amount.

6.     Restructure Charge
       ------------------

      During the third quarter of 1997, the Company restructured its sales, marketing and managed care groups. As a result of this restructuring and a second consecutive quarter of declining sales of the OrthoLogic 1000 bone growth stimulator, the Company determined that certain dealer intangibles acquired in the transition to a direct sales force have been impaired. The Company recorded a restructuring charge of $13.8 million in the third quarter, composed of a $10.0 million write-off of its dealer intangibles and $3.8 million in severance, facility closing and related costs.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

          Nine Months Ended September 30, 1997 and September 30, 1996

              Revenues

              OrthoLogic's revenues increased 115% from $25.1 million for the nine months ended September 30, 1996 to $53.8 million for the nine months ended September 30, 1997. The increase in revenue was due primarily to revenues from its orthopaedic rehabilitation products ($34.6 million in 1997 compared to $3.3 million in 1996). The orthopaedic rehabilitation area is engaged primarily in the direct rental of continuous passive motion devices to patients. The Company entered this area upon the acquisition of Sutter Corporation (Sutter) on August 30, 1996 and the assets of Toronto Medical Corp. (Toronto) and Danninger Medical Technology, Inc. (Danninger) in March of 1997. The Company believes that revenues for its orthopaedic rehabilitation products may be seasonal, with the strongest sales occurring in the fourth quarter.

              Excluding the effects of the Company's acquisitions, revenues from the OrthoLogic 1000 were down 16.5% to $17.5 million for the nine months ended September 30, 1997 from $21.0 million for the comparable period in 1996. The Company does not believe that there is a single factor causing the decline in OrthoLogic 1000 sales. The Company attributes the decline to multiple factors, including the shift from a distribution network to a direct sales force, fewer total salespeople selling the OrthoLogic 1000 in 1997 compared to 1996, and the quality and effectiveness of sales management. During the second quarter of 1997, the Company changed its estimate for allowance for bad debt expense, increasing its allowance by $2.0 million related to Medicare receivables for the OrthoLogic 1000 which are outside Medicare's coverage definition. Prior to the second quarter, Medicare reimbursed for the OrthoLogic 1000 even when physicians prescribed use of the device outside Medicare's own definition of a non-union fracture. Prescriptions of that kind covered by Medicare typically accounted for 7 percent to 9 percent of OrthoLogic 1000 revenue. The Company no longer recognizes Medicare revenue from prescriptions outside the coverage definition.

              During the third quarter of 1997, the Company began marketing Hyalgan to orthopaedic surgeons in the United States. For the quarter ended September 30, 1997, the Company recognized fee revenue of $793,000 related to these efforts, with an associated approximate $700,000 in SG&A expenses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

              Gross Profit

              Gross  profit  increased  from $20.7  million  for the nine months ended  September  30,  1996 to $40.0  million  for the nine months ended September 30, 1997. The increase in gross profit was due primarily to the increase in gross profit of Sutter ($19.1 million) and the recently acquired operations ($2.8 million) of Toronto and Danninger. Gross profit as a percentage of revenue was 74.4% for the nine months ended September 30, 1997 compared to 82.6% for the comparable period during 1996. The overall gross profit percentage declined as a result of the recently acquired orthopaedic rehabilitation operations which have a lower gross profit percentage than the Company's fracture healing products.

              Selling, General and Administrative Expenses

              Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 1997 were $43.5 million, up $25.0 million from the comparable 1996 period. The 1997 period included the SG&A from the acquisitions, which comprise a significant portion of the Company's SG&A. Additionally, SG&A for the nine months ended September 30, 1997 includes $2.0 million in bad debt expense incurred in the second quarter of 1997 related to Medicare receivables for the OrthoLogic 1000 which are outside Medicare's coverage definition. During late 1996, the fixed component of SG&A increased due to the addition of employees, including salespeople added to support the Company's transition to a direct sales force, and other infrastructure required to support the growing and projected revenue volume.

              In the third quarter of 1997, the Company substantially completed its consolidation of duplicate facilities and eliminated expenses from redundant operations from within the three businesses that were recently acquired.

              Research and Development

              Research and Development (R&D) expenses were $1.8 million for the nine months ended September 30, 1997 compared to $1.6 million for the comparable 1996 period. The increase in R&D expenses was due to the acquisitions, while R&D for the remainder of the Company remained stable.

              Restructuring Charge

              The Company restructured and reduced the size of its sales, marketing and managed care groups in the third quarter of 1997 in an effort to gain efficiencies in the management and function of its salespeople. The Company also incurred costs relating to the restructuring of its operations, including consolidation of facilities and reorganization of management. Associated with this restructuring, the Company incurred a charge of $13.8 million, comprised primarily of a $10.0 million write-off of its dealer intangibles which have been impaired and a $3.8 million write-off related to management and sales force severance, facility closing and related costs.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


              Other Income

              Other income of $1.3 million for the nine months ended September 30, 1997 consisted of interest income of $1.2 million and grant revenue of $108,000. Other income for the comparable 1996 period consisted of interest income of $2.1 million and grant revenue of $131,000. The decrease in interest income was due to cash used for acquisitions of $25.3 million and to cash used to fund operations.

          Three Months Ended September 30, 1997 and September 30, 1996

              Revenues increased 75% to $18.2 million for the third quarter of fiscal 1997, as compared to $10.4 million for the same period in 1996. Gross profit rose 63% to $13.7 million for the third quarter of fiscal 1997 from $8.4 million for the third quarter of fiscal 1996. During the third quarter, SG&A expenses rose 68% to $14.3 million as compared to $8.5 million for the same period last year. The Company incurred a restructuring charge of $13.8 million in the third quarter of 1997. Other income fell 78% to $240,000 for the third quarter of fiscal 1997 compared to $1.1 million for the third quarter of fiscal 1996. The business factors resulting in these changes and relevant trends affecting the Company's business during the third quarters of 1997 and 1996 are comparable to those described in the preceding discussion for the nine-month period.

          Liquidity and Capital Resources

              At September 30, 1997, the Company had cash and investments of $15.7 million compared to $48.8 million at December 31, 1996. Working capital decreased from $75.0 million at December 31, 1996 to $44.8 million at September 30, 1997. The decrease in cash and investments is primarily the result of cash used for acquisitions and related costs of $25.3 million. Other uses of cash included $3.3 million for operating activities, $1.0 million in payments under the Hyalgan co-promotion agreement, and $3.4 million for the purchase of fixed assets, primarily rental assets for the Company's orthopedic rehabilitation division.

              The change in intangibles from $17.8 million at December 31, 1996 to $30.3 million at September 30, 1997 is primarily due to costs associated with the acquisitions of Toronto and DMTI, cost of the co-promotion agreement with Sanofi and offset by the write-off of dealer intangibles described under Restructuring Change. Accrued liabilities increased from $8.8 million at December 31, 1996 to $13.3 million at September 30, 1997 primarily from the accrual of a $2 million obligation to Sanofi payable in the next 12 months, and the accrual of management and sales force severance, facility closing and related costs from the restructuring charge.

              Under the terms of the co-promotion agreement with Sanofi, the Company is obligated to pay a total of $4 million in payments during the first eighteen months of the agreement. During the second quarter, the Company paid $1.0 million of the required payment under the co-promotion agreement for the right to market and promote Hyalgan. Because such required payments are paid every six months, no payment was made during the third quarter.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

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

              The Company has signed a lease and will relocate its corporate offices in the fourth quarter of 1997 to a 100,000 square foot office/manufacturing facility in Tempe, Arizona. The terms of the lease are for a ten year period commencing December 1, 1997 with equal monthly rental payments. The Company is accounting for the lease as an operating lease.

              There are currently no other material definitive commitments for future use of the Company's available cash resources; however, management continually evaluates opportunities to expand its operations, which includes internal development of new products and may include additional acquisitions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

              Certain of the statements contained in this document that are not historical facts, including, without limitation, statements of future expectations of revenue from Hyalgan sales, availability of cash, and projections of results of operations and financial condition, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of the Company's efforts to implement its business strategy; (ii) actions of the Company's competitors and the Company's ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matters; (iv) dependence on reimbursement from third parties; (v) other risks detailed in the Company's other filings with the Securities and Exchange Commission; and (vi) the costs and results of pending litigation. Additional factors which might affect such forward-looking statements are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                  (b)    Reports on Form 8-K

                         1. On March  18,  1997,  the  Company  filed a  Current
                            Report on Form 8-K dated March 3, 1997, to report in
                            Item 2, the consummation of its acquisition of all the assets and business and the assumption of substantially all of the liabilities of Toronto Medical Corp., an Ontario corporation, pursuant to a Purchase and Sale Agreement dated as of December 30, 1996. The Form 8-K was amended on May 19, 1997 to include in Item 7 the following financial statements:

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

                            The Form 8-K was amended again on August 13, 1997 to
                               include  in  Item  7  the   following   financial
                               statements:

                            Audited  Consolidated  Balance Sheet at February 28,
                               1997; Consolidated Statement of Income, Consolidated Statement of Shareholders' Equity, and Consolidated Statement of Cash Flows for the period June 1, 1996 to February 28, 1997; and independent auditor's report.

                         2. On August  22,  1997,  the  Company  filed a Current
                            Report on Form 8-K dated August 21, 1997 reporting in Item 5 the press release attached as an exhibit in Item 7 announcing changes in the Company's senior management.

                         3. On October 10,  1997,  the  Company  filed a Current
                            Report on Form 8-K dated October 10, 1997 reporting in Item 5 the appointment of Thomas R. Trotter as the Company's president and chief executive officer effective October 20, 1997.

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



ORTHOLOGIC CORP.
----------------
(Registrant)


Signature                           Title                                     Date
---------                           -----                                     ----



/s/ Thomas R. Trotter   President and Chief Executive Officer           November 14, 1997
---------------------   (Principal Executive Officer)
Thomas R. Trotter



/s/ Allen R. Dunaway    Vice-President and Chief Financial Officer      November 14, 1997
--------------------    (Principal Financial and Accounting Officer)
Allen R. Dunaway

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

    Exhibit                                                              Incorporated by                       Filed
      No.                   Description                                   Reference to:                       Herewith
----------------   ---------------------------------------     ----------------------------------------    --------------
      2.1          Stock Purchase Agreement dated August       Exhibit 2.1 to the Company's Current
                   30, 1996 by and among the Company,          Report on Form 8-K filed on September
                   Sutter Corporation and Smith                13, 1996
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

      2.6          Asset Purchase Agreement dated March        Exhibit 2.1 to the Company's Current
                   12, 1997 by and among the                   Report on Form 8-K filed on March 27,
                   Company, Danninger Medical                  1997
                   Technology,  Inc., a Delaware
                   corporation, and Danninger
                   Healthcare, Inc., an Ohio corporation

      3.1          Composite Certificate of Incorporation      Exhibit 3.1 to the Company's Quarterly
                   of the Company, as amended, including       Report on Form 10-Q filed on May 15,
                   Certificate of Designation in respect       1997
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

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 (continued)

    Exhibit                                                              Incorporated by                       Filed
      No.                   Description                                   Reference to:                       Herewith
----------------   ---------------------------------------     ----------------------------------------    --------------
      4.1          Articles 5, 9 and 11 of Certificate of      Exhibit 3.1 above
                   Incorporation of the Company

      4.2          Articles II and III.2(c)(ii) of Bylaws      Exhibit 3.4 to January 1993 S-1
                   of the Company

      4.3          Specimen Common Stock Certificate           Exhibit 4.1 to January 1993 S-1

      4.4          1987 Stock Option Plan of the Company,      Exhibit 4.4 to the Company's Current
                   as amended and approved by stockholders     Report on Form 10-Q filed on August 14,
                                                               1997 ("Second Quarter 1997 10-Q")

      4.5          1997 Stock Option Plan of the Company       Exhibit 4.5 to Second Quarter 1997 10-Q

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

     10.1          Co-promotion Agreement dated June 23,       Exhibit 10.1 to Second Quarter 1997 10-Q
                   1997 by and between the Company and Sanofi
                   Pharmaceuticals, Inc.

     10.2          Single-tenant Lease-net dated June 12,                                                          X
                   1997 by and between the Company and
                   Chamberlain Development, L.L.C.

     10.3          Employment Agreement dated October 20,                                                          X
                   1997 by and between the Company and
                   Thomas R. Trotter, including Letter of
                   Incentive Option Grant, OrthoLogic
                   Corp. 1987 Stock Option Plan

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 (continued)

     10.4          Employment Agreement dated October 17,                                                          X
                   1997 by and between the Company and
                   Frank P. Magee

     10.5          Employment Agreement dated October 17,                                                          X
                   1997 by and between the Company and
                   Allan M. Weinstein

     10.6          Severance Agreement dated May 21, 1997                                                          X
                   between the Company and David E.
                   Derminio

     10.7          Severance Agreement dated September 19,                                                         X
                   1997 between the Company and Nicholas
                   A. Skaff

      11           Statement of Computation of Net Income                                                          X
                   (Loss) per Weighted Average Number of
                   Common Shares Outstanding

      27           Financial Data Schedule                                                                         X