Form 10-K
period 1997-12-31
ORTHOLOGIC CORP
filed 1998-03-31
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _________________

                         Commission file number: 0-21214

                                ORTHOLOGIC CORP.
             (Exact name of registrant as specified in its charter)

                    Delaware                          86-0585310
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

                   1275 West Washington Street, Tempe, Arizona
                      85281 (Address of principal executive
                                    offices)

                    Issuer's telephone number: (602) 286-5520

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0005 per share
                                (Title of Class)

         Rights to purchase 1/100 of a share of Series A Preferred Stock
                                (Title of Class)


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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant's Common Stock as reported on the Nasdaq National Market on March 1, 1998 was approximately $153,066,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be
affiliates.   This   determination   of  affiliate  status  is  not  necessarily
conclusive.

        The number of outstanding shares of the registrant's Common Stock on March 1, 1998 was 25,274,290.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference in Part II hereof and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1998 are incorporated by reference in Part III hereof.

                                ORTHOLOGIC CORP.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                      PART I

    Item 1.      Business.......................................................................................  1
    Item 2.      Properties..................................................................................... 11
    Item 3.      Legal Proceedings.............................................................................. 11
    Item 4.      Submission of Matters to a Vote of Security Holders............................................ 13
                 Executive Officers of the Registrant........................................................... 13

                                                      PART II

    Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...................... 15
    Item 6.      Selected Financial Data........................................................................ 15
    Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                      Operations................................................................................ 15
    Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......................................21
    Item 8.      Financial Statements and Supplementary Data.................................................... 21
    Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure................................................................................ 21

                                                     PART III

    Item 10.     Directors and Executive Officers of the Registrant............................................. 22
    Item 11.     Executive Compensation......................................................................... 22
    Item 12.     Security Ownership of Certain Beneficial Owners and Management................................. 22
    Item 13.     Certain Relationships and Related Transactions................................................. 22

                                                      PART IV

    Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................ 22

    SIGNATURES..................................................................................................S-1

                                     PART I
                                     ------

Item 1.     Business

General

    The Company was incorporated as a Delaware corporation in July 1987 as IatroMed, Inc. and changed its name to OrthoLogic Corp. in July 1991. Unless the context otherwise requires, the "Company" or "OrthoLogic" as used herein refers to OrthoLogic Corp. and its subsidiaries. The Company's executive offices are located at 1275 West Washington Street, Tempe, Arizona 85281, and its telephone number is (602) 286-5520.

    OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopaedic products and packaged services for the orthopaedic health care market including bone growth stimulation devices, continuous passive motion ("CPM") devices and ancillary orthopaedic recovery products. OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopaedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

    The Company extended its product line in August 1996 with its acquisition of Sutter Corporation ("Sutter"), a manufacturer and marketer of CPM devices, and enhanced its offering of CPM devices in March 1997 through the acquisition of the CPM assets of Toronto Medical Corp. ("TMC") and of Danninger Medical Technology, Inc. ("DMTI"). The Company also offers ancillary orthopaedic products such as bracing and cryotherapy through its CarePlan, a product and service concept that enables CPM sales representatives to offer surgeons a range of ancillary orthopaedic products. In June 1997, the Company further extended its product line by entering into a co-promotion agreement (the "Co-Promotion Agreement") with Sanofi Pharmaceuticals, Inc. The Co-Promotion Agreement allows the Company to market Hyalgan (sodium hyaluronate) to orthopedic surgeons in the United States for the relief of pain from osteoarthritis of the knee. The Company commenced marketing of Hyalgan in July 1997.

    OrthoLogic periodically discusses with third parties the possible acquisition of technology, product lines and businesses in the orthopaedic health care market and from time to time enters into letters of intent that provide OrthoLogic with an exclusivity period during which it considers possible acquisitions.

Products and Other Product Development

    OrthoLogic's product line includes bone growth stimulation and fracture fixation devices, CPM devices and related products and Hyalgan. The Company's product line is sold primarily through the Company's direct sales force.

    OrthoLogic(R) 1000. The OrthoLogic 1000 is a portable, noninvasive physician prescribed magnetic field bone growth stimulator designed for home treatment of patients who have a non-healing fracture. The OrthoLogic 1000 comprises two magnetic field treatment transducers (coils) and a microprocessor-controlled signal generator that delivers highly specific, low energy combined static and alternating magnetic fields.

    In 1989, the Company received U.S. Food and Drug Administration ("FDA") clearance of an Investigational Device Exemption ("IDE") to conduct a clinical trial of the OrthoLogic 1000 for the treatment of patients with a specific variety of non-healing fracture, called a nonunion fracture, of certain long bones. A nonunion fracture was defined for the purposes of this study as a fracture that remains unhealed for at least nine months post-injury. The patients enrolled in the Company's clinical trial had very severe nonunion fractures; the average fracture remained non-healing for 2.4 years post-injury and had an average of 2.5 unsuccessful surgical procedures performed prior to enrollment. Based on the data submitted to the FDA in the Company's Pre-Market Approval ("PMA") application, 60.7% of these non-healing fractures healed. In March 1994, the FDA granted the Company PMA approval to market this product for treatment of nonunion fractures. As a condition of the March 1994 PMA approval for the OrthoLogic 1000, the FDA required the Company to maintain a registry of all patients using the device. Based on an initial review of the approximately 400 patients who had nonunion fractures (as defined above) and then completed treatment at the time the Company submitted registry data in July 1996, approximately 72% of the patients have healed.

    In 1990, the Company received supplemental IDE clearance to conduct human clinical trials of the OrthoLogic 1000 on patients with another type of non-healing fracture called a delayed union fracture. For purposes of this study, a delayed union fracture was defined as a non-healing fracture five to nine months post-injury. This clinical trial was designed as a double-blind, placebo-controlled, randomized study. An analysis of the data was completed by the

Company in September 1995, and this analysis indicated the benefit of the OrthoLogic 1000 in the treatment of delayed union fractures. However, the Company believes that a larger number of patients is necessary to establish statistical significance. Although the data on the active OrthoLogic 1000 units showed a positive effect, the healing rate in the placebo group was greater than originally anticipated. The Company has combined the existing data from the study with delayed union data collected in the Company's Post Marketing Clinical Registry. This combined data has been analyzed and submitted to the FDA to support the Company's request to expand the non-union definition to include patients five months post-injury. There can be no assurance that this data will result in regulatory approval.

    In July 1997, the Company received a PMA supplement from the FDA for a single-coil model of the OrthoLogic 1000. The single-coil device, the OL-1000 SC, will utilize the same magnetic fields as the OrthoLogic 1000 but should be more comfortable for patients with fractures of some long bones, such as the upper femur or the scaphoid. The Company plans to release the product in the first quarter of 1998.

    Continuous Passive Motion. CPM devices provide controlled, continuous movement to joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following orthopaedic trauma or surgery. The products are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complication. The primary use of CPM devices occurs in the hospital and home environments, but they are also utilized in skilled nursing facilities, sports medicine and rehabilitation centers.

    The Company has several flagship CPM devices. The Legasus and Litelift knee CPMs, are designed with a patented anterior plate system to facilitate true full knee extension. The Legasus device is used primarily in the home while the LiteLift is specifically designed for the hospital environment. The WaveFlex C*F*T hand CPM is the only CPM device that moves each finger through an individual arc of motion and creates a full composite fist. The PS-1 pronation-supination forearm CPM, with its patented torque-isolating technology, drives pronation and supination at the distal forearm, and the model 600 shoulder unit has exclusive pause, warm-up, and compliance timer features that differentiate it from other shoulder CPM devices.

    Ancillary Orthopaedic Products. The Company offers a complete line of bracing, electrotherapy, cryotherapy and dynamic splinting products. The bracing line incudes post-operative, custom and pre-sized functional and osteoarthritis models. Post-operative braces are used in the early phases of post-surgical rehabilitation while functional braces are applied as the patient returns to work or sports activities. The electrotherapy line consists of TENS, NMES, high volt pulsed current, interferential, and biofeedback units. Cryotherapy is used to cool the operative or injured site in order to prevent pain and swelling. OrthoLogic produces its own motorized cryotherapy device, the Blue Artic, which provides temperature-controlled cold therapy using a reservoir of ice water and a pump that circulates the water through a pad over the injury/surgical site.

    Hyalgan. The Company began marketing Hyalgan during July 1997 under the Co-Promotion Agreement. Hyalgan is used for relief of pain from osteoarthritis of the knee for those patients who have failed to respond adequately to conservative non-pharmacological therapy and to simple analgesics, such as acetaminophen. Orthopeadic surgeons administer Hyalgan in their offices, with each patient receiving five injections over a period of four weeks. Hyalgan is a preparation of highly purified sodium hyaluronate, a chemical found in the body and present in high amounts in joints and synovial fluid. The body's own hyaluronate plays a number of key roles in normal joint function, and in osteoarthritis, the quality and quantity of hyaluronate in the joint fluid and tissues may be deficient.

    OrthoFrame(R); OrthoNail(TM). OrthoFrame products are external fixation devices constructed of non-metallic carbon fiber-epoxy composite material. The OrthoFrame offers a versatile design which can be utilized for immobilization of a wide array of fracture types, including tibia, femur, ankle, elbow and pelvic fractures. The OrthoFrame/Mayo Wrist Fixator is a specialized device developed in cooperation with the Orthopaedic Department of the Mayo Clinic, Rochester, Minnesota, for the treatment of complex wrist (Colles) fractures. The Orthopaedic Department of the Mayo Clinic has agreed to provide ongoing clinical input on future design enhancements for the OrthoFrame/Mayo Wrist Fixator. Both products utilize non-metallic carbon fiber-epoxy materials to reduce device weight and are radiolucent (i.e., eliminate the blocking of x-rays caused by metallic devices). The Company believes that the patented fracture alignment mechanism of the OrthoFrame products allows for simpler application, and the radiolucency and light weight composite materials of the OrthoFrame products provide benefits to both surgeon and patient. OrthoFrame products are shipped pre-assembled in sterile packaging to increase ease-of-use for the surgeon and to reduce handling and inventory expenses for the hospital. The OrthoNail is an internal fixation device used to treat fractures of the humerus and tibia. The Company received 510(k) marketing clearance from the FDA in September 1995 and commenced selling the product for humerus fractures in December 1995. In March 1996, the Company received 510(k) marketing clearance from the FDA for the version of the OrthoNail to be used in connection with fractures of the tibia. The Company does not actively market the OrthoNail.

    SpinaLogic(R) 1000. The SpinaLogic 1000 is a portable, noninvasive magnetic field bone growth stimulator being developed to enhance the healing process as either an adjunct to spinal fusion surgery or as treatment for a failed spinal fusion surgery. The Company believes that the SpinaLogic 1000 offers benefits similar to those of the OrthoLogic 1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The SpinaLogic 1000 consists of one magnetic field treatment transducer and a microprocessor-controlled signal generator, both of which are positioned near the spine through use of an adjustable belt which the patient places around the torso. The Company received approval of an IDE from the FDA in August 1992 and commenced clinical trials for the SpinaLogic 1000 as an adjunct to spinal fusion surgery in February 1993. The Company received approval of an IDE supplement from the FDA in September of 1995 to conduct a clinical trial of the SpinaLogic 1000 as a noninvasive treatment for a failed spinal fusion surgery. The Company commenced this on-going clinical trial in the fourth quarter of 1995. The Company is in the process of evaluating the results of the clinical trial for use of the SpinaLogic 1000 as an adjunct to spinal fusion surgery. The Company has not yet applied for FDA approval to market the SpinaLogic 1000, and there can be no assurance that the Company will receive such approval if sought.

    BioLogic(R) Magnetic Field Technology. The natural process of musculoskeletal tissue healing involves a complex interaction of several physiological processes, which include the stimulation of specific cells such as osteoblasts, fibroblasts and endothelial cells. When an injury occurs, growth factors are produced at the healing site which stimulate selected cells to initiate the healing cascade. In most cases, these cells are able to initiate repair in response to an injury and restore the musculoskeletal tissue to its original strength and structure. Cell stimulation is a necessary component of tissue regeneration and is dependent upon certain triggering events that activate the production of connective tissue. The BioLogic technology is a second generation magnetic field technology licensed to the Company and used in the OrthoLogic 1000 and SpinaLogic 1000. The technology utilizes a specific combination of a low energy static magnetic field with a low-energy alternating magnetic field, which the Company believes increases cell stimulation. The technologies employed in first generation electromagnetic bone growth stimulators produce only an alternating magnetic field. The Company believes the use of combined static and alternating magnetic fields in its BioLogic technology increases the potency of the treatment and therefore reduces the required daily treatment time. The BioLogic technology is also a low-energy technology. The strength of the BioLogic magnetic fields are in the range of the earth's magnetic field. By comparison, the strength of the magnetic fields produced by competitive technologies is many times greater than that of the earth's magnetic field. The Company is engaged in research of additional applications of the proprietary BioLogic technology, including cartilage regeneration and osteoporosis treatment.

    OrthoSound(TM). The Company currently is conducting preclinical and a pilot clinical trial relating to the design, development and testing of diagnostic and therapeutic devices utilizing its nonthermal ultrasound technology ("OrthoSound") for use in medical applications that relate to bone, cartilage, ligament or tendon diagnostics and healing. In the area of diagnostics, the OrthoSound research projects address the potential use of ultrasound for the assessment of bone strength and fracture risk in osteoporotic patients and the assessment of fracture healing. In therapeutic applications, the focus of the OrthoSound research is on the potential use of ultrasound for the treatment of at-risk fractures to increase the healing rate and reduce the need for subsequent surgical procedures. The Company has not yet applied for FDA approval to market OrthoSound based products, and there can be no assurance that the Company will do so or that it would receive such approval if sought.

    Chrysalin. In January 1998 the Company announced it had made a minority equity investment in Chrysalis BioTechnology, Inc. As part of the transaction, the Company has been awarded a nine-month, world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process of fractured bones. In pre-clinical animal studies, Chrysalin was shown to double the rate of fracture healing with a single injection into the fracture gap. The Company intends to conduct pre-clinical studies during 1998, and, depending on the results, an application may be filed with the FDA to conduct human clinical trials. However, there can be no assurance that the Company will do so or that it would receive such approval if sought.

Marketing and Sales

    The OrthoLogic 1000, the OrthoFrame and the OrthoNail are prescribed by orthopaedic surgeons and podiatrists practicing in private practices, hospitals and orthopaedic and podiatric treatment centers. The Company is focusing its marketing and sales efforts on these groups, with particular emphasis on those clinicians who treat bone healing problems. CPM products are prescribed by orthopaedic surgeons, hospitals, orthopaedic trauma centers and allied health professionals. CPM devices are leased to the patient, typically for a period of one to three weeks. Orthopaedic surgeons purchase Hyalyan from an exclusive distributor who sells Hyalgan under an agreement with Sanofi Pharmaceuticals, Inc. The Company's sales force calls on orthopeadic surgeons to provide them with product information relative to Hyalgan. Additionally, the Company utilizes physician-to-physician selling via presentations and scientific and clinical articles published in medical journals.

    As a result of the Company's transition during 1996 to an internal sales force, the Company's sales and marketing efforts now are primarily conducted directly through the Company's own sales people. Of the Company's approximately 565 employees at December 31, 1997, approximately 300 are involved in sales and marketing. The Company employs 12 area vice presidents to manage territory sales, each of whom has responsibility for the Company's sales and marketing efforts in a designated geographic area. During the year the Company restructured its sales force to reduce the number of area vice presidents and direct sales people. In late 1997, the Company created a single sales management structure to oversee the entire sales force. Prior to this change there was separate management for the fracture healing and orthopedic rehabilitation sales forces. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Sales Force."

    Through the efforts of the Company's specialized direct sales force servicing third party payors, the Company has contracted with over 400 third party payors, including various Blue Cross/Blue Shield organizations, and the Department of Veteran Affairs. In addition, the Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states.

    OrthoFrame and OrthoFrame/Mayo products are sold internationally through distributors located in European and South American countries. Currently, the OrthoLogic 1000 is not marketed internationally. However, the Company has entered into a cooperative business development arrangement with Tokyo-based Mitsubishi Chemical Corporation to collaborate in seeking approval from Japan's Ministry of Health and Welfare for reimbursement and the use of the OrthoLogic 1000 by Japanese national insurance. The Company's March 1997 acquisition of the assets of a Canadian CPM manufacturer may also increase the Company's access to international markets. Historically, the Company's export sales as a percentage of net sales have been less than 1%. The Company believes that this percentage may increase due to its recent acquisitions of businesses with more significant international sales. See "Item 1 -- Business -- General."

    While OrthoLogic has not experienced seasonality of revenues from sales of the OrthoLogic 1000, OrthoFrame and OrthoNail, revenues from leasing CPM equipment are seasonal. CPM devices are used most commonly as adjuncts to surgery and historically the strongest quarter tends to be the fourth quarter of the calendar year. The Company believes this trend may be because (i) individuals tend to put off elective surgical intervention until later in the year when their insurance deductibles have been met, and (ii) sports-related injuries tend to increase in the fall and winter months. The Company does not believe that revenues for Hyalgan will be seasonal.

Research and Development

    The Company's research and development staff presently includes 21 individuals, of whom 4 hold doctoral (Ph.D. or D.V.M.) degrees. Individuals within the research and development organization have extensive experience in the areas of biomaterials, bioengineering, animal modeling and cell biology. Research and development efforts emphasize product engineering, activities related to the clinical trials conducted by the Company and basic research. With regard to basic research, the research and development staff conducts in-house research projects in the area of fracture healing. The staff also supports and monitors external research projects in biophysical stimulation of growth factors and the potential use of ultrasound technology in diagnostic and therapeutic applications relating to bone, cartilage, ligament or tendon. Both the in-house and external research and development projects also provide technical marketing support for the Company's products and explore the development of new products and also additional therapeutic applications for existing products. Product engineering activities are primarily related to improvements in the CPM devices. The Company also has a clinical regulatory group that initiates and monitors clinical trials. The Company's research and development expenditures totaled $2.1 million, $2.2 million and $2.3 million in the years ended December 31, 1995, 1996 and 1997, respectively. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    The Company assembles CPM devices from parts that it manufactures in-house or purchases from third parties. These parts are assembled, calibrated and tested at the Company's facilities in Pickering (outside of Toronto), Canada. The Company purchases several CPM components, including microprocessors, motors and custom key panels from sole-source suppliers. The Company believes that its CPM products are not dependent on these components and could be redesigned to incorporate comparable components. The Company places orders for these components to meet sales forecast for six months. Other components and materials used in the manufacture and assembly of CPM products are available from multiple sources.

    The Company purchases other orthopaedic products fully assembled from third-party suppliers. These products are available from multiple sources.

    Fidia S.p.A., an Italian corporation, manufactures Hyalgan under an agreement with Sanofi Pharmaceuticals, Inc. Future revenues of the Company could be adversely affected in the event Fidia S.p.A. experiences disruptions in the manufacture of Hyalgan.

Competition

    The orthopaedic industry is characterized by rapidly evolving technology and intense competition. With respect to the treatment of bone fractures, the Company believes that patients with non-healing fractures are primarily treated with surgery, and this represents the Company's primary competition, although other manufacturers of noninvasive bone growth stimulators also represent competition for the OrthoLogic 1000. The Company's main competitors for these products are Electro-Biology, Inc. ("EBI"), a subsidiary of Biomet, Inc., OrthoFix International N.V. ("OrthoFix") and Biolectron Inc. Exogen, Inc. markets a nonthermal ultrasound device for the acceleration of the time to a healed fracture for closed, cast immobilized, fresh fractures of the tibia and distal radius. With respect to the adjunctive treatment of spinal fusion surgery, the Company expects its primary competitors for its products to be EBI and OrthoFix. With respect to external fixation devices, the Company's primary competitors are OrthoFix, Howmedica, Inc. (a subsidiary of Pfizer, Inc.), EBI, Smith & Nephew Richards, Inc., Synthes, Inc. and ACE Orthopedic Manufacturing (a division of Depuy, Inc.). The same group of companies and Applied OsteoSystems, Inc. represent its primary competition in the internal fixation market. The Company's primary competitors in the United States for CPM devices are privately held Thera-Kinetics, Inc., many independent owners/lessors of CPM devices and suppliers of traditional orthopaedic rehabilitation services including orthopaedic immobilization and follow up physical therapy. The Company also believes that there are several foreign CPM device manufacturers and providers with whom the Company will compete if it increases international sales efforts or as those competitors sell in the United States. The Company's primary competitor for Hyalgan is Biomatrix, Inc. which introduced a competing product in late 1997.

    Many of the Company's competitors have substantially greater resources and experience in research and development, obtaining regulatory approvals, manufacturing, and marketing and sales of medical devices and services, and therefore represent significant competition for the Company. The Company is aware that its competitors are conducting clinical trials for other medical applications of their respective technologies. In addition, other companies are developing or may develop a variety of other products and technologies to be used in CPM devices, the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, nonthermal ultrasound and the treatment of pain associated with osteoarthritis of the knee. The Company believes that competition is based on, among other factors, the safety and efficacy of products in the marketplace, physician familiarity with the product, ease of patient use, product reliability, reputation, price, sales and marketing capability and reimbursement.

    Any product developed by the Company that gains any necessary regulatory approval will have to compete for market acceptance and market share in an intensely competitive market. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing as well as any necessary regulatory approval processes and supply commercial quantities of the product to the market will be critical to its competitive success. There can be no assurance the Company can successfully compete on these bases. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Intense Competition" and "-- Rapid Technological Change."

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

    It is also the Company's policy to protect its owned and licensed technology by, among other things, filing patent applications for the technologies that it considers important to the development of its business. The Company uses the BioLogic(R) technology through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. With respect to the BioLogic technology, the delivery of such technology to the patient and specific applications of such technology, the Company holds title to four United States patents and to patents issued in Australia, Switzerland, Germany, France, and the United Kingdom, as well as to a pending patent application in Japan, and holds an exclusive worldwide license to 28 United States patents, eight Australian patents, five Canadian patents and one Japanese patent. Currently there are five pending United States patent applications and multiple pending patent applications in Canada, Japan, and Europe. The Company's license for the BioLogic technology extends for the life of the underlying patents (which are due to expire over a period of years beginning in 2006 and extending through 2014) and covers all improvements and applies to the use of the technology for all medical applications in man and animals. The license provides for payment of royalties by the Company from the net sales revenues of products using the BioLogic technology. The license agreement can be terminated for breach of any material provision of the license. See Note 4 of Notes to Consolidated Financial Statements.

    The Company holds an exclusive worldwide license to four United States patents covering OrthoFrame products. The license, which extends for the life of the underlying patents (the earliest of which issued in 1986) and covers all improvements, provides for payment of royalties by the Company from the sales revenues of OrthoFrame products. The license provides for minimum royalties of $100,000 per calendar year. The license agreement can be terminated for breach of any material provision of the license and, at the Company's option, upon 60 days' notice to the licensor.

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

    With respect to CPM technology, the Company currently owns 17 United States patents, one pending United States patent application, two Canadian patents, three Canadian patent applications, two Japanese patents, and a European patent. The issued United States patents on this technology are due to expire over a period of years beginning in the year 2001 and extending through 2016. These patents could expire at an earlier date if the patents are not maintained by paying certain fees and/or annuities to the United States Patent and Trademark Office and/or appropriate foreign patent offices at certain intervals over the life of the patents. The pending United States patents, if issued, would begin to expire over a period of time beginning around 2015, and could expire at an earlier date, if not maintained as noted in the previous sentence.

    OrthoLogic(R), OrthoLogic & Design(R), OrthoFrame(R), BioLogic(R), SpinaLogic(R), Tomorrow's Technology Today(R), TALON(R), CaseLog(R), OrthoSonic(R), Legasus Sport CPM(R), LiteLift(R), Sportlite(R), Sutter(R), Danninger Medical(R), Mobilimb(R), WaveFlex(R) and Totalcare(R) are federally registered trademarks of the Company. Additionally, the Company claims trademark rights in PerioLogicTM, OsteoLogicTM, OrthoNailTM, OrthoSoundTM, QuickfixTM, CPM 9000ATTM, Legasus CPMTM, Sutter CarePlanTM, Home Rehab SystemTM and DanniflexTM.

    The Company has become aware of an assertion in Germany against one of its recently acquired CPM patents. The Company does not believe that it will have a material effect on the Company. The Company is not aware of any other claims that have been asserted against the Company for infringement of proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future.

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

    The Company's current BioLogic technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent FDA review, and are required to be tested under an IDE clinical trial and approved for marketing under a PMA. To begin human clinical studies the Company must apply to the FDA for an IDE. Generally, preclinical laboratory and animal tests are required to establish a scientific basis for granting of an IDE. Once an IDE is granted, clinical trials can commence which involve rigorous data collection as specified in the IDE protocol. After the clinical trial is completed, the data are compiled and submitted to the FDA in a PMA application. FDA approval of a PMA application occurs after the applicant has established safety and efficacy to the satisfaction of the FDA. The FDA approval process may include review by an FDA advisory panel. Approval of a PMA application includes specific requirements for labeling of the medical device with regard to appropriate indications for use. Among the conditions for PMA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures comply with the FDA regulations setting forth Good Manufacturing Practices ("GMP"). The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. In addition, the Company must comply with post-approval reporting requirements of the FDA. If violations of applicable regulations are noted during FDA inspections, the continued marketing of any products manufactured by the Company may be adversely affected. No significant deficiencies have been noted in FDA inspections of the Company's manufacturing facilities.

    The OrthoFrame, OrthoFrame/Mayo Wrist Fixator and the OrthoNail are Class II devices. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments Act of 1976 was enacted, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) pre-market notification with the agency. The Company obtained 510(k) pre-market notification clearances from the FDA for the OrthoFrame and OrthoNail products.

    The Company's CPM devices are Class I devices which do not require 510(k) pre-market notification. However, CPM manufacturers must comply with GMP regulations. The devices must also meet Underwriters Laboratories standards for electrical safety. For sales to the European Community, CPM devices must meet established electromechanical safety and electromagnetic emissions regulations. The Company also expects that the European Community will soon require compliance with quality control standards. The Company believes that it currently complies with the new standards.

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

    The FDC Act regulates the labeling of medical devices to indicate the uses for which they are approved, both in connection with PMA approval and thereafter, including any sponsored promotional activities or marketing materials distributed by or on behalf of the manufacturer or seller. A determination by the FDA that a manufacturer or seller is engaged in marketing of a product for other than its approved use may result in administrative, civil or criminal actions against the manufacturer or seller. In a warning letter issued May 31, 1996, the FDA raised various issues regarding certain promotional literature covering the OrthoLogic 1000 and other issues regarding the marketing and alleged custom configuration of the device. Primarily, the FDA questioned the use in the Company's literature of the patient success rate reflected in the patient registry data for the OrthoLogic 1000, focusing on differences between the patient populations in the original PMA and the subsequent patient registry with respect to the time from injury to treatment. The FDA did not question the accuracy of the information reported in the patient registry data or the patient success rate reflected in that data. In its May 31, 1996 letter, the FDA also questioned whether changes had been made in the signal frequency of the OrthoLogic 1000, and raised issues with respect to use of the FDA's name in promotional materials, the promotion of the device as having the ability to stimulate the human growth factor IGF-II pathway, as well as an independent distributor's promotion of the device for treatment of the non-appendicular skeleton. The Company responded to the issues addressed in the FDA's letter, including the submission of a PMA supplement that included only registry data for patients who met the original PMA criteria. The FDA approved this PMA supplement with respect to patient registry date in January 1997. The Company has agreed not to use the FDA name in its promotional literature, agreed not to promote or inventory devices for indications beyond those currently approved and instituted a policy covering individual promotional correspondence between sales representatives and customers. The Company also reaffirmed that at no time had the Company modified the signal frequency of the OrthoLogic 1000 and agreed not to promote or inventory reconfigured devices until supplementary PMA approval is received. The Company and the FDA have resolved all of the issues raised in the May 31, 1996 letter. The FDA approved the use of pre-clinical research data in the marketing of the OrthoLogic 1000 in May 1997 by granting a pre-market approval supplement for a brochure, titled "Biophysical Stimulation of Fracture-Healing Mediated by IGF-II."

    In 1992,  the previous  owners of certain of the  Company's  CPM  businesses received correspondence from the FDA regarding operating procedures and deviations from GMP practices. The Company believes that those issues were resolved before it acquired the businesses.

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

    Hyalgan is considered a Class III Significant Risk Device and is subject to the same clinical trial and GMP reviews as described for the BioLogic technology-based products. The product is manufactured by Fidia S.p.A. in Italy and is imported into the United States. As a result each shipment of the product into the United States is subject to inspections, including by the United States Department of Agriculture. The import of Hyalgan could be delayed or denied for numerous reasons, and if this occurs, it could have a material adverse affect on sales of the product. To the Company's knowledge, no significant deficiencies have been noted in the FDA inspections of Fidia S.p.A.'s manufacturing facility.

    The process of obtaining necessary government approvals is time-consuming and expensive. There can be no assurance that the necessary approvals for new products or applications will be obtained by the Company or, if they are obtained, that they will be obtained on a timely basis. Furthermore, the Company or the FDA must suspend clinical trials upon a determination that the subjects or patients are being exposed to an unreasonable health risk. The FDA may also require post-approval testing and surveillance programs to monitor the effects of the Company's products. In addition to regulations enforced by the FDA, the Company is also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations. The ability of the Company to operate profitably will depend in part upon the Company obtaining and maintaining all necessary certificates, permits, approvals and clearances from the United States and foreign and other regulatory authorities and operating in compliance with applicable regulations. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Regulations regarding the manufacture and sale of the Company's current products or other products that may be developed or acquired by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation" and "-- Condition of Acquired Facilities."

Third Party Payment

    Most medical procedures are reimbursed by a variety of third party payors, including Medicare and private insurers. The Company's strategy for obtaining reimbursement authorization for its products is to establish their safety, efficacy and cost effectiveness as compared to other treatments. The Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states. The Company contracts with over 400 third party payors as an approved provider for its fracture healing and orthopedic rehabilitation products, including the Department of Veterans Affairs and various Blue Cross/Blue Shield organizations. Because the process of obtaining reimbursement for products through third-party payors is longer than through direct invoicing of patients, the Company must maintain sufficient working capital to support operations during the collection cycle. In addition, third party payors as an industry have undergone consolidation and that trend appears to be continuing. The concentration of such economic power may result in third party payors obtaining additional leverage and thus negatively affecting the Company's profitability and cash flows.

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

Year 2000 Compliance

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. The Company is in the process of consolidating its software and hardware systems to a single integrated system from the multiple systems maintained from the acquisitions completed in late 1996 and early 1997. The new integrated system is certified to be Year 2000 compliant. The Company believes that payment systems of third party payors may not yet be Year 2000 compliant. In the event that such systems are not made compliant in a timely manner, claims processing and reimbursement payments could have a material adverse effect on the Company's operations.

Employees

    As of December 31, 1997, the Company had 567 employees, including 298 in sales and marketing, 21 in research and development and clinical and regulatory affairs, approximately 11 in managed care, 83 in reimbursement and 154 in manufacturing, finance and administration. The managed care staff is charged with changing the practice patterns of the orthopaedic community through the influence of third party payors on treatment regimes. The Company believes that the success of its business will depend, in part, on its ability to identify, attract and retain qualified personnel. In the future, the Company will need to add additional skilled personnel or retain consultants in such areas as research and development, manufacturing and marketing and sales. The Company considers its relationship with its employees to be good. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Key Personnel; Recent Management Changes."

Item 2.     Properties

    The Company leases facilities in Tempe, Arizona and Pickering, Ontario, Canada. These facilities are designed and constructed for industrial purposes and are located in industrial districts. Each facility is suitable for the Company's purposes and is effectively utilized. The table below sets forth certain information about the Company's principal facilities.

                              Approx.
Location                    Square Feet             Lease Expires          Description         Principal Activity
--------                    -----------             -------------          -----------         ------------------
Tempe                         80,000                    11/07        2-story, in industrial    Fracture healing
                                                                     park                      products and executive
                                                                                               offices

Pickering                     28,500                    2/99         1-story,  in              CPM assembly
                                                                     industrial park

    The Company believes that each facility is well maintained.

    In March 1997, the Company began a restructuring plan to consolidate all CPM manufacturing in its Toronto facility and all CPM administrative and service functions in Phoenix. The consolidation was complete at the end of 1997. The Company has ceased operations at facilities in San Diego, California in connection with the consolidation. See "Item 7 -- Management's Discussion and Analysis of Financial Condition Results of Operations -- Condition of Acquired Facilities."

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

    Plaintiffs in these actions allege generally that information concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OrthoLogic 1000 Bone Growth Stimulator, and the matters set forth therein, was material and undisclosed, leading to an artificially inflated stock price.
Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts necessary in order to make the statements not misleading. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to plaintiffs. All plaintiffs seek class action status, unspecified compensatory damages, fees and costs. Plaintiffs also seek extraordinary, equitable and/or injunctive relief as permitted by law. Pursuant to court orders dated December 17, 1996 and January 19, 1997, the preceding actions were consolidated for all purposes before Judge Broomfield in Arizona federal district court, and lead plaintiffs and counsel were appointed. Thereafter, the Company and its officers and directors moved to dismiss the consolidated amended complaint for failure to state a claim. On February 5, 1998, Judge Broomfield dismissed the consolidated amended complaint in its entirety against the Company and its officers and directors, giving plaintiffs leave to amend all claims to cure all deficiencies. If any deficiencies with a claim are not cured by plaintiffs, that claim will be dismissed with prejudice as against the Company and its officers and directors.

    On or about June 20, 1996, a lawsuit entitled Norman Cooper, et al. v. OrthoLogic Corp., et al., Cause No. CV 96- 10799, was filed in the Superior Court, Maricopa County, Arizona. The plaintiffs allege violations of Arizona Revised Statutes Sections 44-1991 (state securities fraud) and 44-1522 (consumer fraud) and common law fraud based upon factual allegations substantially similar to those alleged in the federal court class action complaints. Plaintiffs also seek class action status, unspecified compensatory and punitive damages, fees and costs. Plaintiffs also seek injunctive and/or equitable relief. By agreement of the parties, that action has been stayed while the federal actions proceed.

    On or about July 16, 1996, Jacob B. Rapoport filed a Shareholder Derivative Complaint for Breach of Fiduciary Duty and Misappropriation of Confidential Corporation Information (based on similar factual issues underlying the above lawsuits) in the Superior Court of the State of Arizona, Maricopa County, No. CV 96-12406 against Allan M. Weinstein, John M. Holliman, Augustus A. White, Fredric J. Feldman, Elwood D. Howse, George A. Oram, Frank P. Magee and David E. Derminio, Defendants and OrthoLogic Corp., Nominal Defendant. On October 29, 1996 the defendants removed the case to the United States District Court for the District of Arizona (Phoenix Division) No. CIV 96-2451 PHX RCB on grounds of diversity pursuant to 28 U.S.C. ss. 1332. Defendants filed a motion to dismiss the complaint. By agreement of the parties, the case had been stayed pending a decision on defendants' motion to dismiss the consolidated amended class action complaint. The case continues to be stayed pending plaintiffs' amendment of their consolidated amended class action complaint in compliance with the Court's Order of Dismissal.

    The Company continues to deny the substantive allegations in the aforesaid lawsuits and will continue to defend the action vigorously.

    In March 1998, the former owner of the CPM assets acquired in the DMTI acquisition filed a lawsuit in the Court of Common Pleas in Franklin County, Ohio against the Company. The plaintiff alleges that the Company breached the acquisition agreement by not satisfying certain liabilities it assumed in the acquisition and that the Company breached an ancillary agreement for the temporary provision of services following the acquisition. Plaintiff has also demanded from the Court of Common Pleas a declaration that the Company is not entitled to cash escrowed in the acquisition. The Company had previously demanded indemnification from this plaintiff and had asked the escrow agent to deliver escrowed cash to it as a result of plaintiff's breaches of representations and warranties in the acquisition agreement. The Company denies these allegations and will defend the action vigorously.

    In February 1997, the Company received a letter from the California Department of Industrial Relations Division of Occupational Safety and Health regarding an informal complaint involving certain physical problems with one of the facilities leased by Sutter prior to its acquisition by the Company. The Company responded to the letter in March 1997 and believes that it has addressed the issues raised in that letter. See "Item 2 -- Properties" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Condition of Acquired Facilities."

Item 4.     Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers of the Registrant

    The following table sets forth information regarding the executive officers of the Company:

Name                                  Age   Title
----                                  ---   -----
Thomas R. Trotter                     50    Chief Executive Officer, President and Director
Frank P. Magee, D.V.M.                41    Executive Vice President, Research and Development
William C. Rieger                     48    Vice President, Marketing and Sales
Terry D. Meier                        59    Senior Vice President
Allen R. Dunaway                      43    Vice President, Chief Financial Officer and Secretary
MaryAnn G. Miller                     40    Vice President, Human Resources

    Thomas R. Trotter joined the Company as President and Chief Executive Officer and a Director in October 1997. From 1988 to October 1997, Mr. Trotter held various positions at Mallinckrodt, Inc. in St. Louis, Missouri, most recently as President of the Critical Care Division and a member of the Corporate Management Committee. From 1984 to 1988, he was President and Chief Executive Officer of Diamond Sensor Systems, a medical device company in Ann Arbor, Michigan. From 1976 to 1984, he held various senior management positions at Shiley, Inc. (a division of Pfizer, Inc.) in Irvine, California.

    Frank P. Magee, D.V.M. joined the Company as a Vice President in November 1989 and became Executive Vice President, Research and Development in 1991. Mr. Magee served as President between August 1997 and October 1997. From 1984 to 1989, Dr. Magee was head of Experimental Surgery at Harrington Arthritis Research Center, a not-for-profit independent research and development organization.

    William C. Rieger joined the Company in January 1998 as Vice President, Marketing and Sales. From 1994 to 1997, Mr. Rieger held the position of Vice President of Sales and Marketing at Hollister Inc., a privately held manufacturer of medical products. From 1985-1994, he held several positions as Vice President at Miles Inc. Diagnostic Division, a manufacturer of diagnostic products.

    Terry D. Meier joined the Company in March 1998 as Senior Vice President and beginning April 1, 1998, will serve as its Vice President and Chief Financial Officer. From 1974 to 1997, Mr. Meier held several positions at Mallinckrodt, Inc., a healthcare and specialty chemicals company. Most recently, he served as their Vice President and Corporate Controller and from 1989 to 1996, as the Senior Vice President and Chief Financial Officer.

    Allen R. Dunaway joined the Company in February 1992 as its Vice President and Chief Financial Officer. Mr. Dunaway has entered into a Transitional Employment Agreement with the Company. Pursuant to that agreement, Mr. Dunaway will serve as Chief Financial Officer through March 31, 1998 and will serve at the direction of the Chief Executive Officer thereafter.

    MaryAnn G. Miller joined the Company as Vice President of Human Resources in October 1996. From November 1995 to June 1996, Ms. Miller was Human Resources Director for Southwestco Wireless, Inc. doing business as CellularOne, a subsidiary of Bell Atlantic Nynex Mobile, a provider of wireless telecommunications services in the Southwest. From October 1992 to July 1995, Ms. Miller was a human resources officer with Firstar Corporation, a Wisconsin-based bank holding company. She was previously First Vice President and Regional Human Resources Director of Firstar from January 1994 to July 1995.

                                     PART II
                                     -------

Item 5.     Market for the  Registrant's  Common Equity and Related  Stockholder
            Matters

    The information under the heading "Stockholder Information" on page 17 of the Company's Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report") is incorporated herein by reference.

Item 6.     Selected Financial Data

    The information on pages 16 and 17 of the Annual Report under the heading "Selected Financial Data" is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information on pages 12 through 15 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

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

    Limited History of Profitability; Quarterly Fluctuations in Operating Results. The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company has experienced significant operating losses since its inception and had an accumulated deficit of approximately $34.7 million at December 31, 1997. While the Company was first profitable in the fourth quarter of 1997, there can be no assurance that the Company will ever generate sufficient revenues to attain operating profitability or retain net profitability on an on-going annual basis. In addition, the Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products, the timing, cost and acceptance of product introductions and enhancements made by the Company or others, levels of third party payment, alternative treatments which currently exist or may be introduced in the future, completion of acquisitions, changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development and regulatory, clinical and other expenditures. See "Item 1 -- Business -- Competition."

    Potential Adverse Outcome of Litigation. The Company is a defendant in a number of investor lawsuits relating generally to correspondence received by the Company from the FDA in mid-1996 regarding the promotion and configuration of the OrthoLogic 1000. See "Item 1 -- Business -- Governmental Regulation" and "Item 3 -- Legal Proceedings." The Company intends to defend these lawsuits vigorously. However, an adverse litigation outcome would have a material adverse effect on the Company's business, financial condition and results of operations.

    Dependence on Sales Force. A substantial portion of the Company's sales are generated through the Company's internal sales force of approximately 165 employees. During 1996, the Company shifted its primary focus from sales through independent orthopaedic specialty dealers to an internal sales force. This internal sales force requires the Company to devote greater resources to sales training and management. In addition, the Company is faced with the challenge of managing and effectively motivating a much larger sales force than it has ever had. Moreover, many of those new salespeople are inexperienced in selling the Company's products, and salespeople historically experience a learning curve before they become efficient, if at all. There can be no assurance that the internal sales force will be able to maintain or exceed the Company's historic sales through independent specialty dealers. The Company's marketing success depends in large part upon the ability of sales and marketing personnel to demonstrate to potential customers the benefits of the Company's products and their advantages over competing products and surgical procedures. In January 1998 the sales management was restructured so that territories are determined based only on geography and not on geography and devices. As a result, certain members of sales management are now responsible for devices not previously within their area of responsibility. There can be no assurance that these individuals will be able to manage their new responsibilities successfully. See "Item 1 -- Business -- Marketing and Sales."

    Dependence on Key Personnel; Recent Management Changes. The success of the Company is dependent in large part on the ability of the Company to attract and retain its key management, operating, technical, marketing and sales personnel as well as clinical investigators who are not employees of the Company. Such individuals are in high demand, and the identification, attraction and retention of such personnel could be lengthy, difficult and costly. The Company competes for its employees and clinical investigators with other companies in the orthopaedic industry and research and academic institutions. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the expansion of its business. In 1996, the Company hired a new President who subsequently resigned in February 1997. In October 1997, the Company hired a new President and Chief Executive Officer and in December 1997, the Company filled the newly created position of Vice President, Marketing Worldwide. A loss of the services of one or more members of the senior management group, or the Company's inability to hire additional personnel as necessary, could have an adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Employees."

    Historical Dependence on Primary Product; Future Products. During 1997 revenues from CPM devices reduced the Company's dependence on revenues from the OrthoLogic 1000. However, the Company believes that, to sustain long-term growth, it must develop and introduce additional products and expand approved indications for its existing products. The development and commercialization by the Company of additional products will require substantial product development, regulatory, clinical and other expenditures. There can be no assurance that the Company's technologies will allow it to develop new products or expand indications for existing products in the future or that the Company will be able to manufacture or market such products successfully. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Products" and "Item 1 -- Business -- Competition."

    Uncertainty of Market Acceptance. The Company believes that the demand for bone growth stimulators is still developing and the Company's success will depend in part upon the growth of this demand. There can be no assurance that this demand will develop. The long-term commercial success of the OrthoLogic 1000 will also depend in significant part upon its widespread acceptance by a significant portion of the medical community as a safe, efficacious and cost-effective alternative to invasive procedures. The Company is unable to predict how quickly, if at all, its products may be accepted by members of the orthopaedic medical community. The widespread acceptance of the Company's primary products represents a significant change in practice patterns for the orthopaedic medical community and in reimbursement policy for third party payors. Historically, some orthopaedic medical professionals have indicated hesitancy in prescribing bone growth stimulator products such as those manufactured by the Company. The use of CPM is more widely accepted, however the Company must continue to prove that the products are safe, efficacious and cost-effective in order to maintain and grow its market share. Hyalgan is a new therapeutic treatment for relief of pain from osteoarthritis of the knee. The long-term commercial success of the product will depend upon its widespread acceptance by a significant portion of the medical community and third party payors as a safe, efficacious and cost-effective alternative to other treatment options such as simple analgesics. Failure of the Company's products to achieve widespread market acceptance by the orthopaedic medical community and third party payors would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Third Party Payment."

    Integration of Acquisitions. The Company acquired Sutter Corporation in August 1996, and certain assets of each of TMC and DMTI in March 1997. See "Item 1 -- Business -- General." Successful integration of such acquisitions is critical to the future financial performance of the combined Company. Complete integration of any acquisition could take several quarters or more to accomplish and will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing, reimbursement, manufacturing and research and development efforts. The process of integrating companies may also cause management's attention to be diverted from operating the Company, and any difficulties encountered in the transition process could have an adverse impact on the business, financial condition and operating results of the Company. In addition, the process of combining organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on their combined operations.

    The difficulty of combining companies is increased by the need to integrate the personnel and the geographic distance between companies. Changes brought about by any acquisition may cause key employees or to terminate their relationship with the Company. There can be no assurance that the combined Company will retain the employees and or that the Company will realize any potential benefits of any acquisitions. In addition, the Company might incur significant integration or additional operating costs associated with an acquisition. There can be no assurance that such costs will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters following the consummation of any acquisition, while the operations of the acquired business are being integrated into the Company's operations. There can be no assurance that, following any acquisition, the Company will be able to operate any acquired business on a profitable basis.

    In the first quarter of 1997, the Company commenced the consolidation of the recent acquisitions. The administrative operations, manufacturing and servicing operations were consolidated by the end of 1997. The sales force management was consolidated in early 1998 and computer hardware and software systems are expected to be completed in mid 1998.

    Limited Combined Operating History and Results. The Company acquired Sutter in August 1996 and certain assets of each of TMC and DMTI in March 1997. Financial results of Sutter, TMC and DMTI before August 1996, March 1997 and March 1997, respectively, reflect operations when those businesses were not under the Company's management and, as such, may not be indicative of future operating results. Although the Company does not anticipate incurring significant additional operating costs associated with the acquisitions, there can be no assurance that such costs will not be incurred or that the purchase, or any other acquisition, will not have an adverse effect upon the Company's operating results while the operations are being integrated into the Company's operations. There can be no assurance that, following any acquisition, the Company will be able to operate the purchased business on a profitable basis or that the Company will be able to recover any excess of the purchase price of the business acquired over its tangible book value.

    Condition of Acquired Facilities. The Company has determined that the facilities acquired in the acquisition of Sutter had several physical problems, primarily resulting from excessive moisture and water leaks. Two Sutter employees have filed related worker's compensation claims, and these two claims are being processed by Sutter's worker's compensation carrier. In addition, the lack of maintenance has allegedly caused some structural problems at one facility, and employee complaints based upon these problems have led to two informal complaints by the California Department of Industrial Relations and Division of Occupational Safety and Health. Sutter has responded to both complaints and continues to work with its landlord to correct the problems. In addition, Sutter has notified the prior owners of Sutter of the problems because the prior owners may be the responsible party under the acquisition agreement for any required remedies. Sutter has vacated the leasehold premises of both Sutter facilities. Sutter vacated a manufacturing facility in conjunction with a negotiated lease termination. Sutter also vacated a mixed use facility and notified that landlord of its termination of the lease due to acts and omissions of the landlord. That landlord claims that rent remains unpaid but has not yet responded to Sutter's claim that the lease has been terminated. Damages, claims and future discoveries regarding the maintenance of the facilities by prior occupants could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 3 -- Legal Proceedings" and "Item 2 -- Properties."

    Management of Growth. The Company has experienced a period of rapid growth in the expansion of its product line with the CPM devices and Hyalgan. This growth has placed, and could continue to place, a significant strain on the Company's financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations, including integration of acquired businesses. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its manufacturing, operational and financial control systems and infrastructure and management information systems, and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company's business, financial condition, and results of operations could be adversely affected.

    Limitations on Third Party Payment; Uncertain Effects of Managed Care. The Company's ability to commercialize its products successfully in the United States and in other countries will depend in part on the extent to which acceptance of payment for such products and related treatment will continue to be available from government health administration authorities, private health insurers and other payors. Cost control measures adopted by third party payors in recent years have had and may continue to have a significant effect on the purchasing and practice patterns of many health care providers, generally causing them to be more selective in the purchase of medical products. In addition, payors are increasingly challenging the prices and clinical efficacy of medical products and services. Payors may deny reimbursement if they determine that the product used in a procedure was experimental, was used for a nonapproved indication or was unnecessary, inappropriate, not cost-effective, unsafe, or ineffective. The Company's products are reimbursed by most payors, however there are generally specific product usage requirements or documentation requirements in order for the Company to receive reimbursement. In certain circumstances the Company is successful in appealing reimbursement coverage for those applications which are not in compliance with the payor requirements. Medicare has very strict guidelines for reimbursement, and until the second quarter 1997, the Company had some success in appealing claims for applications of the OrthoLogic 1000 which were outside the coverage guidelines. During the second quarter of 1997 the Company determined that Medicare would no longer reimburse for such cases, and the Company wrote off all Medicare receivables which did not meet their guidelines. Significant uncertainty exists as to the reimbursement status of newly approved health care products, such as Hyalgan, and there can be no assurance that adequate third party coverage will continue to be available to the Company at current levels. Although the Company has recognized some fee revenue under the Co-Promotion Agreement for Hyalgan, the level of fees recognized under the Co-Promotion Agreement will ultimately be dependent on Medicare's assigned billing code and reimbursement amount. Failure to continue to obtain reimbursement from payors at levels acceptable to the Company could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Third Party Payment."

    Uncertainty and Potential Negative Effects of Health Care Reform. The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to (i) increase access to health care for the uninsured, (ii) control the escalation of health care expenditures within the economy and (iii) use health care reimbursement policies to help control the federal deficit. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and methods of payment, and public debate of these issues will likely continue. Due to uncertainties regarding the outcome of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering health care reform. The Company's plans for increased international sales are largely dependent upon other countries' adoption of managed care systems and their acceptance of the potential benefits of the Company's products and the belief that managed care plans will have a positive effect on sales. For the reasons identified in this and in the preceding paragraph, however, those assumptions may be incorrect. Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations and ability to market its products as currently contemplated.

    Intense Competition. The orthopaedic industry is characterized by intense competition. Currently, there are three major competitors other than the Company selling electromagnetic bone growth stimulation products approved by the FDA for the treatment of nonunion fractures, one large domestic and several foreign manufacturers of CPM devices and one competitor selling a therapeutic injectable for treatment of osteoarthritis of the knee. The Company also competes with many independent owners/lessors of CPM devices in addition to the providers of traditional orthopaedic immobilization products and rehabilitation services. The Company estimates that one of its competitors has a dominant share of the market for electromagnetic bone growth stimulation products for non-healing fractures in the United States, and another has a dominant share of the market for use of their device as an adjunct to spinal fusion surgery. In addition, there are several large, well-established companies that sell fracture fixation devices similar in function to those sold by the Company. Many participants in the medical technology industry, including the Company's competitors, have substantially greater capital resources, research and development staffs and facilities than the Company. Such participants have developed or are developing products that may be competitive with the products that have been or are being developed or researched by the Company. Other companies are developing a variety of other products and technologies to be used in CPM devices, the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound. One company has received FDA approval for a nonthermal ultrasound device to treat nonsevere fresh fractures of the lower leg and lower forearm. There can be no assurance that products marketed by these or other companies will not be sold for use in treating non-healing fractures or spinal fusions, even in the absence of regulatory approval to do so. Any such sales could have a material adverse effect on the Company. Many of the Company's competitors have substantially greater experience than the Company in conducting research and development, obtaining regulatory approvals, manufacturing and marketing and selling medical devices. Any failure by the Company to develop products that compete favorably in the marketplace would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Research and Development" and "Item 1 -- Business -- Competition."

    Rapid Technological Change. The medical device industry is characterized by rapid and significant technological change. There can be no assurance that the Company's competitors will not succeed in developing or marketing products or technologies that are more effective or less costly, or both, and which render the Company's products obsolete or noncompetitive. In addition, new technologies, procedures and medications could be developed that replace or reduce the value of the Company's products. The Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. There can be no assurance that the Company's new product development efforts will result in any commercially successful products. A failure to develop new products could have a material adverse effect on the company's business, financial condition and results of operations. See "Item 1 -- Business -- Research and Development."

    Government Regulation. The Company's current and future products and manufacturing activities are and will be regulated under the Medical Device Amendments Act of 1976 to the Food, Drug and Cosmetic Act and the 1990 Safe Medical Devices Act. The Company's current BioLogic technology-based products and Hyalgan are classified as Class III Significant Risk Devices, which are subject to the most stringent level of FDA review for medical devices and are required to be tested under IDE clinical trials and approved for marketing under a PMA. The Company's fracture fixation devices are Class II devices that are marketed pursuant to 510(k) clearance from the FDA. The Company received PMA approval from the FDA in March 1994 and commenced marketing the OrthoLogic 1000 for the treatment of nonunion fractures. The Company has completed a data analysis of a clinical trial of the OrthoLogic 1000 for the treatment of delayed union fractures, and based on this analysis, the Company believes that a larger number of patients is required to establish statistical significance before it submits a supplement to its existing PMA for such indication. There can be no assurance that the expansion of this study will establish statistical significance. In addition, there can be no assurance that the FDA will allow expansion of the study without requiring a new clinical trial. If a new trial is required, there can be no assurance that it will establish statistical significance leading to product approval. However, the Company recently combined the existing data from the study with delayed union data collected in the Company's Post Marketing Clinical Registry. This combined data set has been analyzed and submitted to the FDA to support the Company's request to expand the non-union definition to include patients five months post-injury. There can be no assurance that this submission will result in regulatory approval.

    The Company received approval of an IDE for the SpinaLogic 1000 for use as an adjunct to spinal fusion surgery in August 1992 and commenced clinical trials for this product in February 1993. The Company is in the process of evaluating the results of the clinical trial for use of the SpinaLogic 1000 as an adjunct to spinal fusion surgery. In September 1995, the Company received an approval of an IDE supplement for the SpinaLogic 1000 for treatment of failed spinal fusions. The Company commenced this study in the fourth quarter of 1995. There can be no assurance that any such clinical trials will be successfully completed or that, if completed, the results of such studies will demonstrate clinical benefits or that the Company will receive regulatory approval for the OrthoLogic 1000 for the treatment of delayed union fractures or other broader indications or for the SpinaLogic 1000 or for any other products. Any significant delay in receiving or failure to receive regulatory approval of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Products" and "Item 1 -- Business -- Government Regulation."

      The FDA and comparable agencies in many foreign countries and in state and local governments impose substantial limitations on the introduction of medical devices through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, typically include significant limitations on the indicated uses for which a product may be marketed. In addition, approved products may be subject to additional testing and surveillance programs required by regulatory agencies, and product approvals could be withdrawn and labeling restrictions may be imposed for failure to comply with regulatory standards or upon the occurrence of unforeseen problems following initial marketing.

    The Company is also required to adhere to applicable requirements for FDA Good Manufacturing Practices, to engage in extensive record keeping and reporting and to make available its manufacturing facilities for periodic inspections by governmental agencies, including the FDA and comparable agencies in other countries. Failure to comply with these and other applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, or operating restrictions and criminal prosecutions. The Company has received letters from the FDA regarding its regulatory compliance. The Company believes that all issues raised in the letters have been resolved. See "Item 1 -- Business -- Government Regulation."

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

    Dependence on Key Suppliers. The Company purchases the microprocessor used in the OrthoLogic 1000 from a sole source supplier, Phillips N.V. In addition, there are two suppliers for another component used in the OrthoLogic 1000 and two suppliers for the composite material components of the OrthoFrame products. Establishment of additional or replacement suppliers for the components cannot be accomplished quickly. In addition, Hyalgan is manufactured by a single company, Fidia S.p.A. Fidia has been manufacturing Hyalgan for sale in Europe since 1987. The Company purchases several CPM components, including microprocessors, motors and custom key panels from sole-source suppliers. The Company believes that its CPM products are not dependent on these components and could be redesigned to incorporate comparable components. While the Company maintains a supply of certain OrthoLogic 1000 components to meet sales forecasts for one year and OrthoFrame components to meet sales forecasts for three months and the distributor of Hyalgan maintains a supply of product to last several months, any delay or interruption in supply of these components or products could significantly impair the Company's ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations. See "Item 1 -- Business -- Manufacturing."

    Dependence on Patents, Licenses and Proprietary Rights. The Company's success will depend in significant part on its ability to obtain and maintain patent protection for products and processes, to preserve its trade secrets and proprietary know-how and to operate without infringing the proprietary rights of third parties. While the Company holds title to numerous United States and foreign patents and patent applications, as well as licenses to numerous United States and foreign patents (see "Item 1 -- Business -- Patents, Licenses and Proprietary Rights"), no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors or that any of the patents held by or licensed to the Company will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. In addition, although the Company holds or licenses patents for certain of its technologies, others may hold or receive patents which contain claims having a scope that covers products developed by the Company. There can be no assurance that licensing rights to the patents of others, if required for the Company's products, will be available at all or at a cost acceptable to the Company.

    The Company licenses covering the BioLogic and OrthoFrame technologies provide for payment by the Company of royalties. The Co-Promotion Agreement provides the Company with exclusive marketing rights for Hyalgan to orthopedic surgeons in the United States. The Company is paid a commission which is based upon the number of units sold at the wholesale acquisition cost less amounts for distribution costs, discounts, rebates, returns, product transfer price, overhead factor and a royalty factor. Each license may be terminated if the Company breaches any material provision of such license. The termination of any license would have a material adverse effect on the Company's business, financial condition and results of operations. See Note 4 of Notes to Consolidated Financial Statements.

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

    Risk of Product Liability Claims. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company for its fracture healing and Hyalgan products and only limited claims for its CPM products. The Company maintains a product liability and general liability insurance policy with coverage of an annual aggregate maximum of $2.0 million. The Company's product liability and general liability policy is provided on an occurrence basis. The policy is subject to annual renewal. In addition, the Company maintains an umbrella excess liability policy which covers product and general liability with coverage of an additional annual aggregate maximum of $25.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Item 1 -- Business -- Product Liability Insurance."

    Possible Volatility of Stock Price. The market price of the Company's Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, developments in litigation to which the Company is subject, announcements and timing of potential acquisitions, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

    Developments in any of these areas, which are more fully described elsewhere in "Item 1 -- Business," "Item 3 -- Legal Proceedings," and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 15 of the Company's 1997 Annual Report to stockholders, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

    The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

Item 8.     Financial Statements and Supplementary Data

    The information on pages 18 through 31 of the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant

    Information in response to this Item is incorporated by reference to (i) the biographical information relating to the Company's directors under the caption "Election of Directors" and the information relating to Section 16 compliance under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 15, 1998 (the "Proxy Statement"), and (ii) the information under the caption "Executive Officers of the Registrant" in Part I hereof. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1997.

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


                                     PART IV
                                     -------

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:
-------------------------------------------------------------

    1.       Financial Statements
             --------------------

    The following financial statements of OrthoLogic Corp. and Independent Auditors' Report are incorporated by reference from pages 18 through 31 of the Annual Report:

             Balance Sheets - December 31, 1997 and 1996.

             Statements of Operations - Each of the three years in the period ended December 31, 1997.

             Statements of Stockholders' Equity - Each of the three years in the period ended December 31, 1997.

             Statements of Cash Flows - Each of the three years in the period ended December 31, 1997.

             Notes to Financial Statements

    2.       Financial Statement Schedules
             -----------------------------

    Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

    3.       Exhibits  and  Management  Contracts,  and  Compensatory  Plans and
             -------------------------------------------------------------------
             Arrangements
             ------------

    All management contracts and compensatory plans and arrangements are identified by footnote after the Exhibit Descriptions on the attached
    Exhibit Index.

(b) Reports on Form 8-K.
------------------------

    The Company filed a Current Report on Form 8-K dated October 10, 1997 to report in Item 5 the appointment of Thomas R. Trotter to the position of President and Chief Executive Officer of the Company.

(c) Exhibits
------------

    See the Exhibit Index immediately following the signature page of this report, which Index is incorporated herein by reference.

(d) Financial Statements and Schedules
--------------------------------------

    See Item 14(a)(1) and (2) above.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORTHOLOGIC CORP.


Date:   March 27, 1998                  By  /s/ Thomas R. Trotter
                                          --------------------------------------
                                          Thomas R. Trotter
                                          President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Title                                           Date
---------                                              -----                                           ----
  /s/ Thomas R. Trotter                                President, Chief Executive Officer and          March 27, 1998
-----------------------------------------------------  Director  (Principal Executive Officer)
Thomas R. Trotter

                                                                                                       March 27, 1998
   /s/ John M. Holliman III                            Chairman of the Board of Directors
-----------------------------------------------------  and Director
John M. Holliman III

                                                                                                       March 27, 1998
   /s/ Fredric J. Feldman                              Director
-----------------------------------------------------
Fredric J. Feldman



   /s/ Elwood D. Howse, Jr.                            Director                                        March 27, 1998
-----------------------------------------------------
Elwood D. Howse, Jr.


   /s/ Stuart H. Altman                                Director                                        March 27, 1998
-----------------------------------------------------
Stuart H. Altman


   /s/ Augustus A. White III
-----------------------------------------------------
Augustus A. White III, M.D.                            Director                                        March 27, 1998


   /s/ Allen R. Dunaway                                Vice President and Chief Financial Officer      March 27, 1998
-----------------------------------------------------  (Principal Financial and Accounting
Allen R. Dunaway                                       Officer)

                                ORTHOLOGIC CORP.
                      EXHIBIT INDEX TO REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                               (File No. 0-21214)

   Exhibit                                                                                                      Filed
    No.                       Description                 Incorporated by Reference To:                        Herewith
    ---                       -----------                 -----------------------------                        --------
    2.1      Stock Purchase Agreement dated August        Exhibit 2.1 to the Company's Current
             30, 1996 by and among the Company,           Report on Form 8-K filed on
             Sutter Corporation and Smith                 September 13, 1996
             Laboratories, Inc.
    2.2      Purchase and Sale Agreement dated as of      Exhibit 2.1 to the Company's Current
             December 30, 1996 by and among the           Report on Form 8-K filed on March 18,
             Company and Toronto Medical Corp., an        1997 ("March 18, 1997 8-K")
             Ontario corporation

    2.3      Amendment to Purchase and Sale               Exhibit 2.2 to March 18, 1997 8-K
             Agreement dated as of January 13, 1997
             by and among the Company and Toronto
             Medical Corp., an Ontario corporation

    2.4      Second Amendment to Purchase and             Exhibit 2.3 to March 18, 1997 8-K
             Sale Agreement dated as of March 1,
             1997 by and among the Company and
             Toronto Medical Corp., an Ontario
             corporation

    2.5      Assignment of Purchase and Sale              Exhibit 2.4 to March 1997 8-K
             Agreement dated as of March 1, 1997 by
             and among the Company, Toronto
             Medical Orthopaedics Ltd., a Canada
             corporation and Toronto Medical Corp.,
             an Ontario corporation

    2.6      Asset Purchase Agreement dated March         Exhibit 2.1 to the Company's Current
             12, 1997 by and among the Company,           Report on Form 8-K filed on March 27,
             Danninger Medical Technology, Inc., a        1997
             Delaware corporation, and Danninger
             Health care, Inc., an Ohio corporation

     3.1     Composite Certificate of Incorporation       Exhibit 3.1 to Company's Form 10-Q
             of the Company, as amended, including        for the quarter ended March 31, 1997
             Certificate of Designation in respect of     ("March 1997 10-Q")
             Series A Preferred Stock

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

     4.1     Articles 5, 9 and 11 of the Certificate of   Exhibit 3.1 to March 1997 10-Q
             Incorporation of the Company

     4.2     Articles II and III.2(c)(ii) of Bylaws of    Exhibit 3.4 to January 1993 S-1
             the Company

     4.3     Specimen Common Stock Certificate            Exhibit 4.1 to January 1993 S-1

                                      EX-1

   Exhibit                                                                                                      Filed
    No.                       Description                 Incorporated by Reference To:                        Herewith
    ---                       -----------                 -----------------------------                        --------
     4.4     Stock Purchase Warrant, dated August         Exhibit 4.6 to the Company's Form 10-
             18, 1993, issued to CyberLogic, Inc.         K for the fiscal year ended December
                                                          31, 1994 ("1994 10-K")

     4.5     Stock Purchase Warrant, dated                Exhibit 4.6 to Company's Registration
             September 20, 1995, issued to                Statement on Form S-1 (No. 33-97438)
             Registered Consulting Group, Inc.            filed with the SEC on September 27,
                                                          1995 ("1995 S-1")

    4.6      Stock Purchase Warrant, dated October        Exhibit 4.7 to the Company's Annual
             15, 1996, issued to Registered               Report on Form 10-K for the year
             Consulting Group, Inc.                       ended December 31, 1996 ("1996
                                                          10-K")

    4.7      Rights Agreement dated as of March 4,        Exhibit 4.1 to the Company's
             1997 between the Company and Bank of         Registration Statement on Form 8-A
             New York, and Exhibits A, B and C            filed with the SEC on March 6, 1997
             thereto

     4.8     1987 Stock Option Plan of the Company,       Exhibit 4.4 to the Company's Form
             as amended and approved by                   10-Q for the quarter ended June 30,
             stockholders (1)                             1997 ("June 1997 10-Q")

     4.9     1997 Stock Option Plan of the Company(1)     Exhibit 4.5 to the Company's June
                                                          1997 10-Q

     4.10    Stock Purchase Warrant dated March                                                                   X
             2, 1998 issued to Silicon Valley Bank

     4.11    Antidilution Agreement dated March 2,                                                                X
             1998 by and between the Company and
             Silicon Valley Bank

    10.1     License Agreement dated September 3,         Exhibit 10.6 to January 1993 S-1
             1987 between the Company and Life
             Resonances, Inc.

    10.2     Invention, Confidential Information and      Exhibit 10.7 to January 1993 S-1
             Non-Competition Agreement dated
             September 18, 1987 between the
             Company and Weinstein

    10.3     Fifth Amendment to Lease, dated              Exhibit 10.10 to the Company's
             September 14, 1993 between the               September 30, 1994 10-Q
             Company and Cook Inlet Region,
             Incorporated

    10.4     Invention, Confidential Information and      Exhibit 10.11 to January 1993 S-1
             Non-Competition Agreement dated
             January 10, 1989 between the Company
             and Frank P. Magee

    10.5     Addendum to Lease between the                Exhibit 10.8.1 to the Registration
             Company and Cook Inlet Region, Inc.          Statement on Form S-3 (No. 333-3082)
             commencing April 1, 1996                     filed with the SEC on April 2, 1996
                                                          ("April 1996 S-3")

    10.6     1995 Officer Bonus Plan(1)                   Exhibit 10.10 to the Company's Annual
                                                          Report on Form 10-K for the year
                                                          ended December 31, 1995 ("1995 10-
                                                          K")

    10.7     1996 Officer Bonus Plan(1)                   Exhibit 10.11 to 1995 10-K

    10.8     1997 Officer Bonus Plan(1)                   Exhibit 10.13 to the Company's 1996
                                                          10-K

                                      EX-2

   Exhibit                                                                                                      Filed
    No.                       Description                 Incorporated by Reference To:                        Herewith
    ---                       -----------                 -----------------------------                        --------
    10.9     Form of Indemnification Agreement*           Exhibit 10.16 to January 1993 S-1

    10.10    License Agreement dated December 2,          Exhibit 10.22 to January 1993 S-1
             1992 between Orthotic Limited
             Partnership and Company

    10.11    Consulting Agreement dated May 1,            Exhibit 10.11 to the Company's
             1990 between Augustus A. White III and       September 30, 1994 Form 10-Q
             the Company(1)

    10.12    Loan Modification Agreement dated            Exhibit 10.22 to 1995 S-1
             March 23, 1995 between Company and
             Silicon Valley Bank

    10.13    Renewal of Employment Agreement of           Exhibit 10.23 to 1994 10-K
             Frank P. Magee dated March 28,
             1995(1)

    10.14    Employment Agreement dated February          Exhibit 10.24 to 1995 10-K
             27, 1992 between Allen R. Dunaway and
             the Company(1)

    10.15    Amendment to Employment Agreement            Exhibit 10.25 to 1995 10-K
             between the Company and Allen R.
             Dunaway dated February 14, 1996(1)

    10.16    Underwriting Agreement between the           Exhibit 1.1 to 1995 S-1
             Company and Volpe, Welty & Co. and
             Dain Bosworth, Inc., as Representatives
             of the Underwriters

    10.17    Underwriting Agreement between the           Exhibit 1.1 to April 1996 S-3
             Company and Volpe, Welty & Company
             Hambrecht & Quist and Dain Bosworth,
             Inc., as Representatives of the
             Underwriters

    10.18    Maturity Modification Letter dated           Exhibit 10.21 to April 1996 S-3
             March 29, 1996, by Silicon Valley Bank

    10.19    Lease made March 1997 between                Exhibit 10.34 to the Company's 1996
             Toronto Medical Corp. and Toronto            10-K
             Medical Orthopaedics Ltd.

    10.20    Lease dated September 4, 1991 by and         Exhibit 10.35 to the Company's
             between Greystone Realty Corporation         Annual Report on Form 10-K/A
             and Sutter Corporation                       (Amendment No. 1) for the year ended
                                                          December 31, 1996 ("1996 10-K/A")

    10.21    Lease dated February 10, 1988 between        Exhibit 10.36 to 1996 10-K/A
             MIC Four Points and Sutter Biomedical,
             Inc.

    10.22    First Addendum to Lease dated February       Exhibit 10.37 to 1996 10-K/A
             15, 1988 by and between MIC Four
             Points and Sutter Biomedical, Inc.

                                      EX-3

   Exhibit                                                                                                      Filed
    No.                       Description                 Incorporated by Reference To:                        Herewith
    ---                       -----------                 -----------------------------                        --------
   10.23     October 7, 1988 Second Addendum to           Exhibit 10.38  to 1996 10-K/A
             Lease dated  February  10, 1988  between MIC Four Points and Sutter
             Biomedical, Inc.

   10.24     Severance Agreement dated February           Exhibit 10.39 to the Company's 1996
             18, 1997 by and between George A.            10-K
             Oram, Jr. and the Company (1)

   10.25     Promissory Note dated November 15,           Exhibit 10.40 to the Company's 1996
             1996 made by George A. Oram, Jr. in          10-K
             favor of the Company (1)

   10.26     [Intentionally Omitted.]

   10.27     Employment Agreement by and between          Exhibit 10.4 to the Company's March
             Allan M. Weinstein and the Company           1997 10-Q
             effective as of December 1, 1996 (1)

   10.28     Employment Agreement by and between          Exhibit 10.5 to the Company's March
             Frank P. Magee and the Company               1997 10-Q
             effective as of December 1, 1996 (1)

   10.29     Employment Agreement by and between          Exhibit 10.6 to the Company's March
             Allen R. Dunaway and the Company             1997 10-Q
             effective as of December 1, 1996 (1)

   10.30     Employment Agreement by and between          Exhibit 10.7 to the Company's March
             James B. Koeneman and the Company            1997 10-Q
             effective as of December 1, 1996 (1)

   10.31     Employment Agreement by and between          Exhibit 10.8 to the Company's March
             MaryAnn G. Miller  and the Company           1997 10-Q
             effective as of December 1, 1996 (1)

   10.32     Employment Agreement by and between          Exhibit 10.9 to the Company's March
             Nicholas A. Skaff and the Company            1997 10-Q
             effective as of December 1, 1996 (1)

   10.33     Co-promotion Agreement dated June 23,        Exhibit 10.1 to the Company's June
             1997 by and between the Company and          1997 10-Q
             Sanofi Pharmaceuticals, Inc.

   10.34     Single-tenant Lease-net dated June 12,       Exhibit 10.2 to the Company's Form
             1997 by and between the Company and          10-Q for the quarter ended
             Chamberlain Development, L.L.C.              September 30, 1997 ("September 1997
                                                          10-Q")

   10.35     Employment Agreement dated October           Exhibit 10.3 to the Company's
             20, 1997 by and between the Company          September 1997 10-Q
             and Thomas R. Trotter, including Letter
             of Incentive Option Grant, OrthoLogic
             Corp. 1987 Stock Option Plan (1)

                                      EX-4

   Exhibit                                                                                                      Filed
    No.                       Description                 Incorporated by Reference To:                        Herewith
    ---                       -----------                 -----------------------------                        --------
   10.36     Employment Agreement dated October           Exhibit 10.4 to the Company's
             17, 1997 by and between the Company          September 1997 10-Q
             and Frank P. Magee (1)

   10.37     Employment Agreement dated                   Exhibit 10.5 to the Company's
             October 17, 1997 by and between the          September 1997 10-Q
             Company and Allan M. Weinstein (1)

   10.38     Severance Agreement dated May 21,            Exhibit 10.6 to the Company's
             1997 by and between the Company and          September 1997 10-Q
             David E. Derminio (1)

   10.39     Severance Agreement dated September          Exhibit 10.7 to the Company's
             19, 1997 by and between the Company          September 1997 10-Q
             and Nicholas A. Skaff (1)

   10.40     Employment Agreement effective as of                                                                 X
             December 15, 1997 by and between the
             Company and William C. Rieger (1)

   10.41     Transitional Employment Agreement                                                                    X
             dated February 2, 1998 by and between
             the Company and Allen R. Dunaway (1)

   10.42     Employment Agreement effective as of                                                                 X
             March 16, 1998 by and between the
             Company and Terry D. Meier (1)

   10.43     Revised and Restated Employment                                                                      X
             Agreement effective as of March 16,
             1998 by and between the Company and
             Allan M. Weinstein(1)

   10.44     Loan and Security Agreement dated                                                                    X
             March 2, 1998 by and between the
             Company and Silicon Valley Bank

   10.45     Registration Rights Agreement dated                                                                  X
             March 2, 1998 by and between the
             Company and Silicon Valley Bank

   11.1      Statement of Computation of Net                                                                      X
             Income (Loss) per Weighted Average
             Number of Common Shares Outstanding

   13.1      Portions of 1997 Annual Report to                                                                    X
             Stockholders

   21.1      Subsidiaries of Registrant                                                                           X

   23.1      Consent of Deloitte & Touche LLP                                                                     X

    27       Financial Data Schedule                                                                              X

---------------------------------------

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