Form 10-Q
period 1998-03-31
ORTHOLOGIC CORP
filed 1998-05-15
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1998
                              --------------------------------------------------

                                       or

[   ]  TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR  15(d) OF  THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________________  to  _______________________

Commission File Number:   0-21214

                                ORTHOLOGIC CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                                  86-0585310
-------------------------------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

 1275 W. Washington Street, Tempe, Arizona                              85281
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (602) 437-5520
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                2850 S. 36th Street, #16, Phoenix, Arizona, 85034
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ X ]  Yes     [   ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       25,291,690 shares of common stock outstanding as of April 30, 1998

                                ORTHOLOGIC CORP.



                                      INDEX

                                                                        Page No.
Part I     Financial Information

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
             March 31, 1998 and December 31, 1997-----------------------   1

           Consolidated Statements of Operations
             Three Months ended March 31, 1998 and 1997-----------------   2

           Consolidated Statements of Cash Flows
             Three Months ended March 31, 1998 and 1997-----------------   3

           Notes to Consolidated Financial Statements ------------------   4

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations-------   8


Part II    Other Information

           Item 1.  Legal Proceedings-----------------------------------  11

           Item 6.  Exhibits and Reports on Form 8-K -------------------  11

                                OrthoLogic Corp.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                    Unaudited


                                                        March 31,   December 31,
                                                          1998         1997
                                                        ---------    ---------
ASSETS

Cash and cash equivalents                               $   1,386    $   7,783
Short-term investments                                      3,495        4,569
Accounts receivable                                        25,491       34,424
Inventory                                                  11,733       10,548
Prepaids and other current assets                           1,868        1,673
Deferred income taxes                                       2,592        2,596
                                                        ---------    ---------
   Total current assets                                    46,565       61,593

Furniture, rental fleet and equipment                      19,280       16,455
Accumulated depreciation                                   (6,117)      (4,934)
                                                        ---------    ---------
  Furniture and equipment, net                             13,163       11,521

Intangibles, net                                           31,464       29,898
Deposits and other assets                                     911           91
                                                        ---------    ---------
   Total Assets                                         $  92,103    $ 103,103
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                        $   3,859    $   2,896
Loan payable - current portion                                500          500
Obligations under co-promotion agreement                    1,000        2,000
Accrued liabilities                                         9,737       11,340
                                                        ---------    ---------
   Total current liabilities                               15,096       16,736
                                                        ---------    ---------

Deferred rent and capital lease obligation                     92          106
Loan payable - long term portion                              274          524
Obligations under co-promotion agreement                    1,000        1,000
                                                        ---------    ---------
   Total liabilities                                       16,462       18,366
                                                        ---------    ---------
   Committments and contingencies [Notes 3 & 5]

Stockholders' Equity

Common stock                                                   13           13
Additional paid-in capital                                119,475      119,413
Accumlated deficit                                        (43,847)     (34,689)
                                                        ---------    ---------
   Total stockholders' equity                              75,641       84,737
                                                        ---------    ---------

     Total Liabilities and Stockholders' Equity         $  92,103    $ 103,103
                                                        =========    =========

See notes to consolidated financial statements.

                                OrthoLogic Corp.
                      Consolidated Statement of Operations
                      (in thousands, except per share data)
                                    Unaudited


                                                     Three months ended March 31
                                                     ---------------------------
                                                          1998          1997
                                                       --------      --------
REVENUES
  Net sales                                            $  8,763      $  9,572
  Net rentals                                            10,346         7,730
                                                       --------      --------
     Total Revenues                                      19,109        17,302
                                                       --------      --------
COST OF REVENUES
  Cost of goods sold                                      2,452         2,714
  Cost of rentals                                         1,964         2,032
                                                       --------      --------
     Total Cost of Revenue                                4,416         4,746
                                                       --------      --------

GROSS PROFIT                                             14,693        12,556

OPERATING EXPENSES
  Selling, general and administrative                    23,821        12,889
  Research and development                                  498           576
  Restructuring and other charges                          (399)         --
                                                       --------      --------
     Total Operating Expenses                            23,920        13,465
                                                       --------      --------

OPERATING LOSS                                           (9,227)         (909)

OTHER INCOME
  Grant/Other revenue                                      --              74
  Interest income                                            97           562
                                                       --------      --------
     Total Other Income                                      97           636
                                                       --------      --------

LOSS BEFORE INCOME TAXES                                 (9,130)         (273)

Provision for income taxes                                 --            --
                                                       --------      --------

NET LOSS                                               $ (9,130)     $   (273)
                                                       ========      ========

BASIC EARNINGS PER SHARE
------------------------

NET LOSS PER COMMON WEIGHTED SHARES
OUTSTANDING                                            $  (0.36)     $  (0.01)
                                                       ========      ========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                25,267        25,038
                                                       ========      ========
DILUTED EARNINGS PER SHARE
--------------------------

NET LOSS PER COMMON AND
DILUTIVE SHARES                                        $  (0.36)     $  (0.01)
                                                       ========      ========

WEIGHTED SHARES OUTSTANDING                            $ 25,277      $ 25,038
                                                       ========      ========
See notes to consolidated financial statements

                                OrthoLogic Corp.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                          Three Months Ended March 31
                                                                          ---------------------------
                                                                               1998          1997
                                                                               ----          ----
OPERATING ACTIVITIES
    Net Loss                                                                $ (9,130)     $   (273)
              Noncash items:
              Depreciation and amortization                                    2,181         1,321
              Other                                                             --             (11)

              Net change in Other Operating items:
              Accounts receivable                                             (3,757)          (85)
              Inventory                                                       (1,184)         (419)
              Allowance for bad debts                                         10,723          (741)
              Prepaids and other current assets                                 (191)         (835)
              Deposits and other assets                                          (70)            2
              Accounts payable                                                   963            40
              Accrued liabilities                                             (1,591)         (335)
                                                                            --------      --------
                                Cash flows used in operating activities       (2,056)       (1,336)
                                                                            --------      --------

INVESTING ACTIVITIES
              Purchase of fixed assets, net                                   (3,342)         (532)
              Cash paid for acquisitions, net of other effects                   (81)      (18,210)
              Investment in Chrysalis                                           (750)         --
              Sales (Purchases) of short term investments                      1,073        18,664
              Collection of note receivable                                     --            --
              Intangible from dealer transactions                               --            (463)
                                                                            --------      --------
                                Cash flows used in investing activities       (3,100)         (541)
                                                                            --------      --------

FINANCING ACTIVITIES
              Payments on Capital Leases                                        (274)         --
              Payments on Loan Payable                                          --            --
              Payments under co-promotion agreement                           (1,000)         --
              Proceeds from issuance of common stock                            --            --
              Foreign exchange                                                   (28)         --
              Net proceeds from stock option exercises                            61           113
                                                                            --------      --------
                                Cash flows used in financing activities       (1,241)          113
                                                                            --------      --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                          (6,397)       (1,764)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                        7,783        13,494
                                                                            --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  1,386      $ 11,730
                                                                            ========      ========

See notes to consolidated financial statements

                                ORTHOLOGIC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Financial Statement Presentation
      --------------------------------

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the OrthoLogic Corp. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

      The consolidated balance sheet as of March 31, 1998, and the consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 are unaudited, however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 1997 is derived from the Company's audited financial statements included in the 1997 annual report. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

2.    Acquisition
      -----------

      On March 3, 1997 and March 12, 1997, the Company acquired certain assets and assumed certain liabilities of Toronto Medical Corp. ("Toronto") and Danninger Medical Technology, Inc. ("DMTI"). After paying certain of the assumed liabilities, the net cash outlay was approximately $7.5 million for Toronto and $10.7 million for DMTI. Both acquisitions were accounted for as a purchase which resulted in goodwill of $4.5 million for Toronto and $9.5 million for DMTI. The goodwill is being amortized over 20 years.

      Had the Toronto and DMTI acquisitions occurred on January 1, 1997, combined unaudited pro forma results for the three months ended March 31, 1997 would have been $19.2 million net revenues, ($764,000) net earnings
      (loss), and (0.3) net earnings (loss) per common share. The operations were fully integrated in the Company's financial statements for the first quarter of 1998.

3.    Co-promotion Agreement
      ----------------------

      The Company entered into an exclusive, co-promotion agreement (the "Agreement") with Sanofi Pharmaceuticals, Inc. ("Sanofi") on June 23, 1997 for the purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopaedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee. The initial term of the agreement ends on December 31, 2002. Upon the expiration of the initial term, Sanofi may terminate the agreement, extend the agreement for an additional one-year period, or enter into a revised agreement with the Company. Upon termination of the Agreement, Sanofi must pay the Company an equal to 50% of the gross compensation paid to the Company, pursuant to the Agreement, for the immediately preceding year.

      The Company is paid a commission which is based upon the number of units sold at the wholesale acquisition costs less amounts for distribution costs, discounts, rebates and returns. In addition, the Company is obligated: to use its best efforts to market and promote Hyalgan; to pay Sanofi a royalty of 10% of the net selling price, as defined; and to pay the manufacturer of Hyalgan a product transfer price and a pro-rata portion of a 10% royalty on combined annual net sales of Hyalgan by Sanofi and the Company in excess of $30 million. In addition, the Company is obligated to pay a total of $4.0 million during the first eighteen months of the agreements. During 1997 and the first quarter of 1998, the Company paid $2.0 million of this amount. The Company has recorded the remaining $2.0 million as a liability in its financial statements.

      The Company's sales force began to promote Hyalgan in the third quarter of 1997.

4.    Licensing Agreement
      -------------------

      The Company announced in January 1998 that it has acquired a minority equity interest in a biotech firm, Chrysalis BioTechnology, Inc. for $750,000. As part of the transaction, the Company has been awarded a nine-month world-wide exclusive option to license the orthopaedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process. Chrysalis is currently developing the technology to stimulate the skin-wound healing process and has completed an extensive pre-clinical safety and efficiency profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and certain milestone payments to Chrysalis by the Company. The cost of performing the pre-clinical and clinical trials will be funded by the Company. The Company will pursue commercialization of Chrysalin, initially seeking Food and Drug Administration approval for the human clinical trials for the fracture-healing indication. The Company projects that Chrysalin could receive all the necessary FDA approvals and be introduced in the market during 2000. There can be no assurance, however, that the clinical trials will result in favorable data or that FDA approvals, if sought, will be obtained.

5.    Litigation
      ----------

      During 1996 certain lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder.

      Plaintiffs in these actions allege that correspondence received by the Company from the U.S. Food and Drug Administration (the "FDA") pertaining principally to the promotion of the Company's OrthoLogic Bone Growth Stimulator was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further alleged practices referenced in that correspondence operated as a fraud against plaintiffs. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to the plaintiffs.

      All plaintiffs seek class action status, unspecified compensatory damages, fees and costs. Plaintiffs also seek extraordinary, equitable and/or injunctive relief as permitted by law. The actions were consolidated for all purposes in the United States District Court for the District of Arizona and lead plaintiffs and counsel were appointed. The Company and its officers and directors moved to dismiss the consolidated amendment complaint for failure to state a claim. The Court dismissed the consolidated amended complaint in its entirety against the Company and its officers and directors but gave plaintiffs leave to amend all claims to cure all deficiencies. An amended complaint was filed in April, 1998 and the Company plans to move again to dismiss the complaint on virtually the same grounds as it did before.

      In addition, the Company has been served with a substantially similar action filed in Arizona state court alleging state law causes of action grounded in the same set of facts. This action remains stayed pending further developments in the Federal consolidated class action.

      In addition to the foregoing, a shareholder derivative complaint alleging among other things, breach of fiduciary duty in connection with the conduct alleged in the aforesaid federal and state court class actions have also been filed in Arizona state court. That action remains stayed pending further developments in the Federal consolidated class action.

      In March 1998, the former owner of the CPM assets acquired in the DMTI acquisition filed a lawsuit in the Court of Common Pleas in Franklin County, Ohio against the Company. The plaintiff alleges that the Company breached the acquisition agreement by not satisfying certain liabilities it assumed in the acquisition and that the Company breached an ancillary agreement for the temporary provision of services following the acquisition. Plaintiff has also demanded from the Court of Common Pleas a declaration that the Company is not entitled to cash escrowed in the acquisition. The Company had previously requested delivery to it of the escrowed cash and demanded indemnification for the plaintiff's breaches of representations and warranties in the acquisition agreement. The costs associated with defending these allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in these financial statements.

      Management believes that the allegations are without merit and will vigorously defend them.

      At March 31, 1998, the Company is involved in various other legal proceedings that arose in the ordinary course of business. In management's opinion, the ultimate resolution of these other legal proceedings will not have a material affect on the financial position, results of operations, or cash flow of the Company.

6.    New Accounting Pronouncements
      -----------------------------

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." For the quarter ended March 31, 1998, net income approximated comprehensive income.

7.    Debt
      ----

      Subsequent to quarter end, the Company signed an addendum to an accounts receivable revolving line of credit agreement reducing the line of credit balance from $10 million to $7.5 million.

8.    Allowance For Doubtful Accounts
      -------------------------------

      The allowance for doubtful accounts was increased by approximately $9.3 million during the first quarter of 1998 over and above the normal quarterly activity. The increase was a result of a management decision to focus resources on collection of current sales and on re-engineering the overall process of billing and collections. It is no longer considered to be as cost effective to expend significant resources on the collection of the older receivables as had been done in the past.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

Revenues

OrthoLogic's revenues increased 10% to $19.1 million from $17.3 million for the same period a year ago. The increase is primarily the result of revenue for Hyalgan which was launched in July 1997. Revenue from the Continuous Passive Motion rentals was greater than expected during the quarter, offsetting declining sales of fracture fixation devices.

Gross Profit

Gross profit increased from $12.6 million in the first quarter of 1997 to $14.7 million in the first quarter of 1998. Gross profit as a percentage of revenue was 77% for the three months ended March 31, 1998 compared to 73% for the comparable period during 1997.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the first quarter of 1998 were $23.8 million, up $10.9 million from the comparable period in 1997. The increase from 1997 is due in part to the variable costs associated with the increased revenue. The first quarter of 1998 also included the costs associated with the acquisition previously discussed.

The SG&A expenses include an increase of $9.3 million in the allowance for uncollectable accounts over the normal quarterly provision. As part of a larger project to re-engineer the sales, billings and collection process for enhanced efficiencies, the Company obtained independent evaluation of its billing files and collection strategies in April of 1998. The information obtained from this study prompted management to change its focus for future collection efforts to be primarily on the more recent sales. The cost of continuing to manage the older accounts receivable balances to the extent that had been done in the past is no longer considered as cost effective for the Company. This shift in the emphasis for the collections policy prompted the Company to increase the bad debt reserve for the outstanding balances of the older receivables. Excluding bad debt, total SG&A expenses decreased to 66% of total sales in the first quarter of 1998, from 68% in 1997.

Research and Development

Research and development (R&D) expenses were $498,000 for the first quarter of 1998 compared to $576,000 for the comparable 1997 period. The decrease was due to the unveiling of a new, single coil version of the OL-1000, no longer in R&D. The device extends the fracture healing benefits of the OL-1000 to the thigh and the long bone of the upper arm, extending from the shoulder to the elbow, and is suitable for the treating non-union fractures in most areas for larger individuals.

Other Income and Expenses

There was a reversal of expenses charged to restructuring in a prior period for $399,000. Other income declined to $97,000 in the first quarter of 1998 from $636,000 during the same period in 1997. This decrease is attributed to (1) the Company has not participated in any research grant projects in the current year and (2) the reduction in the amount in cash and investments has yielded a reduction in the interest income earned in the quarter to $97,000 in 1998 from $562,000 in 1997.

Liquidity and Capital Resources

On March 31, 1998, the Company had cash and investments of $4.9 million compared to $12.3 million at December 31, 1997. The decrease in cash and investments is primarily the result of a $1 million payment under a co-promotion agreement, a $1.2 million increase in inventory, and a $1.6 million increase in fixed assets, mostly for the Ortho Rehab rental fleet business. In addition, in January, OrthoLogic acquired a $750,000 equity interest in a biotech firm, Chrysalis BioTechnology, Inc., located in Galveston, Texas.

Subsequent to quarter end, the Company signed an addendum to an accounts receivable revolving line of credit agreement reducing the line of credit balance from $10 million to $7.5 million and removing the equipment advance of $2.5 million. The Company anticipates that its cash on hand and the funds available from this line of credit will be sufficient to meet the Company's projected cash and working capital requirements for the next 12 months. There can be no assurance, however, that this will prove to be the case. If the Company were required to obtain additional financing in the future, there can be assurance that such sources of capital will be available on terms favorable to the Company, if at all.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements, contained in this document that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements and future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to know and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: (i) the results of the Company's efforts to implement its business strategy; (ii) actions of the Company's competitors and the Company's ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matters; (iv) other risks detailed in the Company's other filings with the Commission; and (v) the costs and results of pending litigation.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          See the information under the caption "Item 5 - Litigation" in the notes to consolidated financial statements above.

Item 6.   Exhibits and Reports on Form 8-K

                   (a) See Exhibit Index  following the Signatures page which is incorporated herein by reference.

                   (b)  Reports on Form 8-K

                        None

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



ORTHOLOGIC CORP.
----------------
(Registrant)

Signature                                    Title                                             Date
---------                                    -----                                             ----


/s/ Thomas R. Trotter        President and Chief Executive Officer                         May 15, 1997
---------------------        (Principal Executive Officer)
Thomas R. Trotter


/s/ Terry D. Meier           Sr. Vice-President and Chief Financial Officer                May 15, 1997
----------------------       (Principal Financial and Accounting Officer)
Terry D. Meier

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

    Exhibit                                                        Incorporated by              Filed
      No.                       Description                          Reference to:             Herewith
  ----------       -----------------------------------------      ------------------         ------------
      4.1          Amendment to Stock Purchase
                   Warrant dated May 12, 1998 issued to
                   Silicon Valley Bank                                                            X

     10.1          Licensing agreement with Chrysalis
                   BioTechnology, Inc.                                                            X

     10.2          1998 Management Bonus Program                                                  X

     10.3          Loan Modification agreement dated
                   May 12, 1998 by and between the
                   Company and Silicon Valley Bank                                                X

      27           Financial Data Schedule                                                        X

                                                                         Page 13