Form 10-Q
period 1998-06-30
ORTHOLOGIC CORP
filed 1998-08-11
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                              --------------------------------------------------

                                       or

[   ]  TRANSITION REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________  to  _____________________

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

                                 (602) 286-5520
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

        25,300,190 shares of common stock outstanding as of July 31, 1998

                                ORTHOLOGIC CORP.



                                      INDEX

                                                                        Page No.
Part I     Financial Information

           Item 1.  Financial Statements

           Consolidated Balance Sheets
             June 30, 1998 and December 31, 1997----------------------------   1

           Consolidated Statements of Operations
             Three Months and Six Months ended June 30, 1998 and 1997-------   2

           Consolidated Statements of Cash Flows
             Six Months ended June 30, 1998 and 1997-------------------------  3

           Notes to Consolidated Financial Statements------------------------  4

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations------------  9


Part II    Other Information

           Item 1. Legal Proceedings----------------------------------------  12

           Item 4. Submission of Matters to a Vote of Security Holders------  12

           Item 5. Other Information - Deadline for Shareholders Proposals--  12

           Item 6. Exhibits and Reports on Form 8-K-------------------------  13

                                OrthoLogic Corp.
                           Consolidated Balance Sheets
                                 (in thousands)
                                    Unaudited



                                                     June 30,     December 31,
                                                      1998           1997
                                                    ---------     -----------
ASSETS

Cash and cash equivalents                           $     788      $   7,783
Short-term investments                                   --            4,569
Accounts receivable                                    25,114         34,424
Inventory                                              12,884         10,548
Prepaids and other current assets                       1,602          1,673
Deferred income taxes                                   2,592          2,596
                                                    ---------      ---------
   Total current assets                                42,980         61,593

Furniture, rental fleet and equipment                  20,843         16,455
Accumulated depreciation                               (7,088)        (4,934)
                                                    ---------      ---------
  Furniture and equipment, net                         13,755         11,521

Intangibles, net                                       30,965         29,898
Deposits and other assets                               1,138             91
                                                    ---------      ---------

   Total Assets                                     $  88,838      $ 103,103
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                    $   3,581      $   2,896
Loan payable - current portion                          2,003            500
Obligations under co-promotion agreement                2,000          2,000
Accrued liabilities                                     9,129         11,340
                                                    ---------      ---------
   Total current liabilities                           16,713         16,736
                                                    ---------      ---------

Deferred rent and capital lease obligation               --              106
Loan payable - long term portion                          238            524
Obligations under co-promotion agreement                 --            1,000
                                                    ---------      ---------
   Total liabilities                                   16,951         18,366
                                                    ---------      ---------


Stockholders' Equity

Common stock                                               13             13
Additional paid-in capital                            119,653        119,413
Accumulated deficit                                   (47,779)       (34,689)
                                                    ---------      ---------
   Total stockholders' equity                          71,887         84,737
                                                    ---------      ---------

     Total Liabilities and Stockholders' Equity     $  88,838      $ 103,103
                                                    =========      =========

See notes to consolidated financial statements.

                                OrthoLogic Corp.
                      Consolidated Statement of Operations
                      (in thousands, except per share data)
                                    Unaudited

                                              Three months ended June 30,   Six months ended June 30,
                                              ---------------------------   -------------------------
                                                   1998         1997          1998         1997
                                                   ----         ----          ----         ----

REVENUES                                        $ 17,501      $ 18,317      $ 36,610      $ 35,619

COST OF REVENUES                                   4,203         4,578         8,619         9,324
                                                ----------------------      ----------------------

GROSS PROFIT                                      13,298        13,739        27,991        26,295

OPERATING EXPENSES
     Selling, general and administrative          16,694        16,311        40,515        29,200
     Research and development                        545           613         1,043         1,189
     Restructuring and other charges                --            --            (399)         --
                                                ----------------------      ----------------------

          Total Operating Expenses                17,239        16,924        41,159        30,389
                                                ----------------------      ----------------------

OPERATING LOSS                                    (3,941)       (3,185)      (13,168)       (4,094)

OTHER INCOME
     Grant revenue                                  --              25          --              99
     Interest income                                  40           389           137           951
                                                ----------------------      ----------------------

     Total Other Income                               40           414           137         1,050
                                                ----------------------      ----------------------

LOSS BEFORE TAXES                                 (3,901)       (2,771)      (13,031)       (3,044)

Provision for income taxes                          --            --            --            --
                                                ----------------------      ----------------------

NET LOSS                                          (3,901)       (2,771)      (13,031)       (3,044)
                                                ----------------------      ----------------------

BASIC EARNINGS PER SHARE
------------------------

NET LOSS PER COMMON WEIGHTED SHARES
OUTSTANDING                                        (0.15)        (0.11)        (0.52)        (0.12)
                                                ----------------------      ----------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                       25,293        25,096        25,276        25,066
                                                ----------------------      ----------------------

DILUTED EARNINGS PER SHARE
--------------------------

NET LOSS PER COMMON AND DILUTED SHARES             (0.15)        (0.11)        (0.52)        (0.12)
                                                ----------------------      ----------------------

WEIGHTED SHARES OUTSTANDING                       25,293        25,096        25,276        25,066
                                                ----------------------      ----------------------

See notes to consolidated financial
statements

                                OrthoLogic Corp.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                                Six Months Ending June 30,
                                                                --------------------------
                                                                    1998          1997
                                                                    ----          ----
OPERATING ACTIVITIES
    Net Loss                                                     $(13,031)     $ (3,044)
        Non cash items:
        Depreciation and amortization                               3,913         3,078

        Other                                                        --             (15)
        Provision for bad debt                                      7,892            79

        Net change in other operating items:
        Accounts receivable                                          (548)          445
        Inventory                                                  (2,346)         (610)
        Prepaids and other current assets                              75          (657)
        Deposits and other assets                                    (297)            2
        Accounts payable                                              685          (496)
        Accrued liabilities                                        (2,201)         (423)
                                                                 --------      --------
                  Cash flows used in operating activities          (5,858)       (1,641)
                                                                 --------      --------

INVESTING ACTIVITIES
            Purchase of fixed assets                               (5,167)       (2,797)
            Cash paid for acquisitions, net of cash acquired          (81)      (20,907)
            Investment in Chrysalis                                  (750)         --
            Sales (Purchases) of short term investments             4,568        22,373
            Collection of note receivable                            --             200
            Intangible from dealer transactions                      --            (486)
                                                                 --------      --------
                  Cash flows used in investing activities          (1,430)       (1,617)
                                                                 --------      --------

FINANCING ACTIVITIES
            Payments on capital leases                               (402)          (32)
            Payments on loan payable                                1,504          (295)
            Payments under co-promotion agreement                  (1,000)       (1,011)
            Proceeds from issuance of common stock                   --            --
            Foreign exchange                                          (49)         --
            Net proceeds from stock option exercises                  240           148
                                                                 --------      --------
                  Cash flows used in financing activities             293        (1,190)
                                                                 --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (6,995)       (4,448)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      7,783        13,494
                                                                 --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    788      $  9,046
                                                                 ========      ========


See notes to consolidated financial statements.

                                ORTHOLOGIC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statement Presentation
     --------------------------------

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The consolidated balance sheet as of June 30, 1998, and the consolidated statements of operations and cash flows for the six months ended June 30, 1998 and 1997 are unaudited, however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 1997 is derived from the Company's audited financial statements included in the 1997 annual report. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's 1997 Annual Report.

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

     Had the Toronto and DMTI acquisitions occurred on January 1, 1997, combined unaudited pro forma results for the six months ended June 30, 1997 would have been $37.5 million net revenues, ($3.4 million) net earnings (loss), and (.14) net earnings (loss) per common share. The operations were fully integrated in the Company's financial statements for 1998.

3.   Co-promotion Agreement
     ----------------------

     The Company entered into an exclusive, co-promotion agreement (the "Agreement') with Sanofi Pharmaceuticals, Inc. ("Sanofi") on June 23, 1997 for the purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee. The initial term of the agreement ends on December 31, 2002. Upon the expiration of the initial term, Sanofi may terminate the agreement, extend the agreement for an additional one year period, or enter into a revised agreement with the Company. Upon termination of the Agreement,

     Sanofi must pay the Company an amount equal to 50% of the gross compensation paid to the Company, pursuant to the Agreement, for the immediately preceding year.

     The Company is paid a commission which is based upon the number of units sold at the wholesale acquisition costs less amounts for distribution costs, discounts, rebates and returns. In addition, the Company is obligated: to use its best efforts to market and promote Hyalgan; to pay Sanofi a royalty of 10% of the net selling price, as defined; and to pay the manufacturer of Hyalgan a product transfer price and a pro-rata portion of a 10% royalty on combined annual net sales of Hyalgan by Sanofi and the Company in excess of $30 million. In addition, the Company is obligated to pay a total of $4.0 million during the first eighteen months of the agreement. During 1997 and the first six months of 1998, the Company paid $2.0 million of this amount. The Company has recorded the remaining $2.0 million as a liability in its financial statements.

     The Company's sales force began to promote Hyalgan in the third quarter of 1997.

4.   Licensing Agreement
     -------------------

     The Company announced in January 1998 that it had acquired a minority equity interest in a biotech firm, Chrysalis BioTechnology, Inc. for $750,000. As part of the transaction, the Company has been awarded a nine-month world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process. Chrysalis is currently developing the technology to stimulate the skin-wound healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and certain milestone payments to Chrysalis by the Company. The Company will pursue commercialization of Chrysalis, initially seeking Food and Drug Administration (FDA) approval for the human clinical trials for the fracture-healing indication. The Company projects that Chrysalis could receive all the necessary FDA approvals and be introduced in the market during 2000. There can be no assurance, however, that the clinical trials will result in favorable data or that FDA approvals, if sought, will be obtained.

5.   Litigation
     ----------

     During 1996, certain lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder.

     Plaintiffs in these actions allege that correspondence received by the Company from the FDA regarding the Company's OrthoLogic 1000 Bone Growth Stimulator was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further alleged that practices referenced in the correspondence operated as a fraud against plaintiffs and that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to the plaintiffs.

     All plaintiffs seek class action status, unspecified compensatory damages, fees and costs. Plaintiffs also seek extraordinary, all equitable and/or injunctive relief as permitted by law. The actions were consolidated for the purposes in the United States District court for the District of Arizona and lead plaintiffs and counsel were appointed. The Company and its officers and directors moved to dismiss the consolidated amendment complaint for failure to state a claim. The Court dismissed the consolidated amended complaint in its entirety against the Company and its officers and directors, but gave plaintiffs leave to amend all claims to cure all deficiencies. An amended complaint was filed in April 1998, and the Company has moved again to dismiss the amended complaint on virtually the same grounds as it did before.

     In addition, the Company has been served with a substantially similar action filed in Arizona State Court alleging state law causes of action grounded in the same set of facts. This action remains stayed pending further developments in the Federal action.

     In addition to the foregoing, a shareholder derivative complaint alleging, among other things, breach of fiduciary duty in connection with the conduct alleged in the aforesaid federal and state court class actions, have also been filed in Arizona State Court. That action remains stayed pending further developments in the Federal consolidated class action.

     In March 1998, the former owner of the CPM assets acquired in the DMTI acquisition filed a lawsuit in the Court of Common Pleas in Franklin County, Ohio against the Company. The plaintiff alleges that the Company breached the acquisition agreement by not satisfying certain liabilities it assumed in the acquisition and that the Company breached an ancillary agreement for the temporary provision of services following the acquisition. Plaintiff has also demanded from the Court of Common Pleas a declaration that the Company is not entitled to cash escrowed in the acquisition. The Company had previously requested delivery to it of the escrowed cash and demanded indemnification for the plaintiff's breaches of representations and warranties in the acquisition agreement. The costs associated with defending these allegations and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs have been included in these financial statements.

     Management believes that the allegations are without merit and will vigorously defend them.

     At June 30, 1998, the Company is involved in various other legal proceedings that arose in the ordinary course of business. In management's opinion, the ultimate resolution of these other legal proceedings will not have a material affect on the financial position, results of operations, or cash flow of the Company.

6.   New Accounting Pronouncements
     -----------------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." For the six month period and the quarter ended June 30, 1998, net income approximated comprehensive income.

7.   Debt
     ----

     The Company has a revolving line of credit agreement with Silicon Valley bank for $7.5 million. At June 30, 1998, the outstanding balance was $1.5 million.

8.   Allowance for Doubtful Accounts
     -------------------------------

     The allowance for doubtful accounts was increased by approximately $9.3 million during the first quarter of 1998, over and above the normal quarterly activity. The increase was a result of a management decision to focus resources on collection of current sales and on re-engineering the overall process of billing and collections. It is no longer considered to be cost effective to expend significant resources on the collection of the older receivables as had been done in the past.

9.   Label Change for the OL 1000
     ----------------------------

     The Company has received approval for its PMA (Pre-Market Approval) Supplement from the FDA to change the label for the OL 1000 Bone Growth Stimulator. The revised label states that the OL 1000 is safe and effective for use in treating non-union fractures. A fracture is considered non-union when the fracture site shows no visibly progressive signs of healing. The former reference on the label to the nine-month post-injury time frame has been removed. OL 1000s may now be prescribed when the physician determines that a non-union exists.

10.  Equity Placement
     ----------------

     Subsequent to June 30, 1998, it was announced that the Company has completed a private equity placement with two investors, an affiliate of Credit Suisse First Boston Corp. and Capital Ventures International. Under the terms of the Purchase Agreement, OrthoLogic sold 15,000 shares of Series B Convertible Preferred Stock for $15 million (prior to costs). The Series B Convertible Preferred Stock is convertible into shares of Common Stock 300 days after issuance and will automatically convert, to the extent not previously converted, into Common Stock four years following the date of issuance. Each share of Series B Convertible Preferred Stock is convertible into Common Stock at a per share price equal to the lesser of the average of the 10 lowest closing bids during the 30 days prior to conversion, and 103% of the average of the closing bids for the 10 days prior to the 300th day following the issuance. The Series B Convertible Preferred Stock is convertible into Common Stock prior to the 300th day after issuance upon the occurrence of certain events (in which case the conversion price will be the average of the 10 lowest closing bids during the 30 days prior to conversion). This Agreement contains strict covenants that protect against hedging and short-selling of OrthoLogic Common Stock while the purchaser holds shares of the Series B Convertible Preferred Stock.

     In connection with the private placement of the Series B Convertible Preferred Stock, OrthoLogic issued to the purchasers warrants to purchase 40 shares of Common Stock for each share of Series B Convertible Preferred Stock, exercisable at $5.50. The warrants are valued at $1,093,980. The cost of the Equity Offering was approximately $966,000. Both the value of the warrants and the cost of the equity offering will be recognized over the 10 month conversion period as an "accretion of non-cash Preferred Stock Dividends" for the amount of $617,994 per quarter. The Company has agreed to file a registration statement covering the underlying Common Stock.

     Proceeds from the private placement will be used to fund new product opportunities, including SpinaLogic, Chrysalin and Hyalgan, as well as to complete the re-engineering of the Company's key business processes.

               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

Revenues

OrthoLogic reported revenues of $17.5 million for the second quarter, representing a 4.4% decrease from revenues of $18.3 million for the second quarter of 1997. OrthoLogic's revenues increased 2.8% to $36.6 million from $35.6 million for the six months ended June 30, 1998.

Gross Profit

Gross profit increased from $26.3 million for the six months ended June 30, 1997 to $28.0 million for the six months ended June 30, 1998. Gross profit, as a percentage of revenue, was 76% for the six months ended June 30, 1998 compared to 74% for the comparable period during 1997.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the six months ended June 30, 1998 were $41.2 million, up $10.7 million from the comparable period in 1997. The increase from 1997 is due in part to the variable costs associated with the increased revenue. The first quarter of 1998 also included an increase of $9.3 million in the allowance for doubtful accounts over the normal quarterly provision. As part of a larger project to re-engineer the sales, billings and collections process for enhanced efficiencies, the Company obtained an independent evaluation of its billing files and collection strategies in April of 1998. The information obtained from this study prompted management to change its focus for future collection efforts to be primarily on the more recent sales. The cost of continuing to manage the older accounts receivable to the extent that had been done in the past was no longer considered as cost effective for the Company. This shift in the emphasis for the collections policy prompted the Company to increase the bad debt reserve for the outstanding balances of the older receivables.

Research and Development

Research and Development (R&D) expenses were $1.0 million for the six months ended June 30, 1998 compared to $1.2 million for the comparable 1997 period. The decrease was due to the unveiling of a new, single coil version of the OL-1000, no longer in R&D. The device extends the fracture healing benefits of the OL-1000 to the thigh and the long bone of the upper arm, extending from the shoulder to the elbow, and is suitable for treating non-union fractures in most areas for larger individuals.

Other Income and Expenses

Other income declined to $137,000 in the six months ending June 30, 1998 from $1 million during the same period in 1997. This decrease is attributed to: (1) the Company not participating in any research grant projects in the current year; and (2) a reduction in cash and investments, which has yielded a reduction in interest income earned to $137 thousand in 1998, from $951 thousand in 1997.

Liquidity and Capital Resources

On June 30, 1998, the Company had cash and investments of $790,000 compared to $12.3 million (including short-term investments) at December 31, 1997. The decrease in cash and investments is primarily the result of a $1 million payment under a co-promotion agreement, a $2.3 million increase in inventory, and a $2.2 million increase in fixed assets (net of depreciation), mostly for the Ortho Rehab rental fleet business. In addition, in January, OrthoLogic acquired a $750,000 equity stake in pioneering biotech firm, Chrysalis BioTechnology, Inc. in Galveston, Texas. Cash used for operations amounted to $5.8 million during the six month period. A portion of operation costs included strengthening the senior management team, reorganizing the field sales force, redesigning business processes and renewing emphasis on product development. Cash increased by accessing a line of credit for $1.5 million. The line of credit was paid off subsequent to the period end.

The Company anticipates that its cash on hand and the funds available from the line of credit will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. There can be no assurance, however, that this will prove to be the case. If the Company were required to obtain additional financing in the future, there can be no assurance that such sources of capital will be available on terms favorable to the Company, if at all.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1998.

In addition, the Company has communicated with others whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this document that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements and future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: (i) the results of the Company's efforts to implement in business strategy; (ii) actions of the Company's competitors and the Company's ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matter; (iv) other risks detailed in the Company's other filings with the Commission; and (v) the costs and results of pending litigation.

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

           See "Note 5 - Litigation" of the Notes to Consolidated Financial Statements above.

Item 2.    Changes in Securities and Use of Proceeds

           See Note 10 of the Notes to Consolidated Financial Statements above.

Item 4.    Submission of Matters to Vote of Security Holders

           The annual meeting of the stockholders of the Company was held on May 15, 1998 to vote on: the election of Class I Directors (Proposal 1); an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of common stock available for grant thereunder by 375,000 shares (Proposal 2); and the ratification of Deloitte &
           Touche LLP as independent accountants for the fiscal year ending December 31, 1998 (Proposal 3). The results are as follows:

                                                                         BROKER
                                                                          NON-
                                FOR         AGAINST      ABSTAINED       VOTES

Proposal 1
  Fredric J. Feldman        23,649,127      309,343          0             0
  Thomas R. Trotter         23,658,974      299,496          0             0

Proposal 2                   22,59,510    1,233,266      125,694           0

Proposal 3                  23,825,291       52,465       80,714           0


           A more  detailed  discussion  of each  proposal  is  included  in the
           Company's   Proxy   Statement   for  the  1998   Annual   Meeting  of
           Stockholders.

Item 5.    Other Information

           Deadline for Shareholders Proposals

           Pursuant to Rule 14a05(e) under the Securities Exchange Act of 1934, as amended, effective June 29, 1998:

           (1) The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and for proxy for the Company's 1999 annual meeting of shareholders pursuant to Rule 14a-8 is December 8, 1998.

           (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is February 23, 1999.

Item 6.    Exhibits and Reports

           (a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

           (b)  Reports on Form 8-K

                1. On July 13, 1998, the Company issued 15,000 shares of its Series B Convertible Preferred Stock and related Warrants in a private placement to two institutional investors. The Company estimates the net proceeds of the offering, after expenses, to be approximately $14 million. The Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock issuable pursuant to the terms of the Series B Stock and related Warrants. The Securities Purchase Agreement, Certificate of Designation, Warrants, and Registration Rights Agreement were filed as exhibits to the Form 8-K.

                2. On July 13, 1998, OrthoLogic Corp. issued a Press Release regarding the previously mentioned private placement of 15,000 shares of its Series B Convertible Preferred Stock and related Warrants. The press release was filed as an exhibit to a report on Form 8-K.

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

Exhibit                                       Incorporated by           Filed
  No.          Description                     Reference to:           Herewith
  ---          -----------                     -------------           --------

  27           Financial Data Schedule

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



ORTHOLOGIC CORP.
----------------
(Registrant)


Signature                                        Title                                     Date
---------                                        -----                                     ----


/s/ Thomas R. Trotter           President and Chief Executive Officer                  August 7, 1998
-------------------------       (Principal Executive Officer)
Thomas R. Trotter



/s/ Terry D. Meier              Sr. Vice-President and Chief Financial Officer         August 7, 1998
-------------------------       (Principal Financial and Accounting Officer)
Terry D. Meier