Form 10-Q
period 1998-09-30
ORTHOLOGIC CORP
filed 1998-11-13
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------   --------------
Commission File Number: 0-21214


                                ORTHOLOGIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      86-0585310
-------------------------------             ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1275 W. Washington Street, Tempe, Arizona                  85281
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

                                 (602) 286-5520
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      25,300,190 shares of common stock outstanding as of October 30, 1998

                                ORTHOLOGIC CORP.

                                      INDEX

                                                                        PAGE NO.
Part I Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
                 September 30, 1998 and December 31, 1997................... 1

               Consolidated Statements of Operations
                 Three Months and Nine Months ended September 30, 1998
                 and 1997................................................... 2

               Consolidated Statements of Cash Flows
                 Nine Months ended September 30, 1998 and 1997.............. 3

               Notes to Consolidated Financial Statements................... 4

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations............... 9


Part II Other Information

       Item 1.  Legal Proceedings...........................................12

       Item 2.  Changes in Securities and Use of Proceeds...................12

       Item 6.  Exhibits and Reports on Form 8-K............................13

                                ORTHOLOGIC CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                  September 30,     December 31,
                                                      1998              1997
                                                      ----              ----
ASSETS

Cash and cash equivalents                          $   2,597         $   7,783
Short-term investments                                 6,135             4,569
Accounts receivable                                   24,091            34,424
Inventory                                             12,411            10,548
Prepaids and other current assets                      1,336             1,673
Deferred income taxes                                  2,646             2,596
                                                   ---------         ---------
   Total current assets                               49,216            61,593

Furniture, rental fleet and equipment                 20,058            16,455
Accumulated depreciation                              (7,332)           (4,934)
                                                   ---------         ---------
  Furniture and equipment, net                        12,726            11,521

Intangibles, net                                      30,467            29,898
Deposits and other assets                              1,043                91
                                                   ---------         ---------

   TOTAL ASSETS                                    $  93,452         $ 103,103
                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                   $   2,049         $   2,896
Loan payable - current portion                           500               500
Obligations under co-promotion agreement               1,000             2,000
Accrued liabilities                                    7,704            11,340
                                                   ---------         ---------
   Total current liabilities                          11,253            16,736
                                                   ---------         ---------
Deferred rent and capital lease obligation                --               106
Loan payable - long term portion                         110               524
Obligations under co-promotion agreement                  --             1,000
                                                   ---------         ---------
   Total liabilities                                  11,363            18,366
                                                   ---------         ---------

Series B convertible preferred stock                  13,558

STOCKHOLDERS' EQUITY

Common stock                                              13                13
Additional paid-in capital                           120,130           119,413
Accumulated deficit                                  (51,612)          (34,689)
                                                   ---------         ---------
   Total stockholders' equity                         68,531            84,737
                                                   ---------         ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  93,452         $ 103,103
                                                   =========         =========
See notes to consolidated financial statements.

                                ORTHOLOGIC CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                    UNAUDITED

                                      Three months ended    Nine months ended
                                      ------------------    -----------------
                                       1998        1997      1998        1997
                                       ----        ----      ----        ----

Revenues                             $17,739    $ 18,199   $ 54,350    $ 53,818

Cost of revenues                       4,293       4,449     12,912      13,772
                                     -------    --------   --------    --------

Gross profit                          13,446      13,750     41,438      40,046

Operating expenses
 Selling, general and administrative  15,824      14,259     56,344      43,460
 Research and development              1,425         632      2,468       1,821
 Restructuring and other charges          --      13,844       (399)     13,844
                                     -------    --------   --------    --------

      Total operating expenses        17,249      28,735     58,413      59,125
                                     -------    --------   --------    --------

Operating loss                        (3,803)    (14,985)   (16,975)    (19,079)

Other income
 Grant revenue                             2          12          2         108
 Interest income                         130         231        267       1,182
                                     -------    --------   --------    --------

 Total other income                      132         243        269       1,290
                                     -------    --------   --------    --------

Loss before taxes                     (3,671)    (14,742)   (16,706)    (17,789)

Provision for income taxes                --          --         --          --
                                     -------    --------   --------    --------

Net loss                              (3,671)    (14,742)   (16,706)    (17,789)
                                     =======    ========   ========    ========
Accretion of non-cash preferred
stock dividend                          (618)         --       (618)         --
                                     -------    --------   --------    --------
Net loss applicable to common
stockholders                          (4,289)    (14,742)   (17,324)    (17,789)
                                     =======    ========   ========    ========
BASIC EARNINGS PER SHARE

Net loss per share                     (0.17)      (0.59)     (0.69)      (0.71)
                                     =======    ========   ========    ========
Weighted average of common
shares outstanding                    25,300      25,113     25,287      25,082
                                     =======    ========   ========    ========
DILUTED EARNINGS PER SHARE

Net loss per share                     (0.17)      (0.59)     (0.69)      (0.71)
                                     =======    ========   ========    ========
Weighted average and common
shares outstanding                    25,300      25,113     25,287      25,082
                                     =======    ========   ========    ========

See notes to consolidated financial statements

                                ORTHOLOGIC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    UNAUDITED

                                                Nine Months Ending September 30,
                                                --------------------------------
                                                       1998            1997
                                                       ----            ----
OPERATING ACTIVITIES
 Net Loss                                           $(17,324)        $(17,789)
   Non cash items:
   Depreciation and amortization                       6,082            4,551
   Restructuring charge                                                13,844
   Other                                                                 (433)
   Net change in other operating items:
   Accounts receivable                                 8,340            1,905
   Inventory                                          (1,863)            (604)
   Prepaids and other current assets                     287           (1,430)
   Deposits and other assets                            (203)               2
   Accounts payable                                     (847)          (1,808)
   Accrued liabilities                                (3,624)            (807)
                                                    --------         --------
      Cash flows used in operating activities         (9,152)          (2,569)
                                                    --------         --------
INVESTING ACTIVITIES
 Purchase of fixed assets                             (5,186)          (3,434)
 Cash paid for acquisitions, net of cash acquired        (81)         (25,327)
 Investment in Chrysalis                                (750)              --
 Sales (Purchases) of short term investments          (1,567)          30,952
 Collection of note receivable                            --              200
 Intangible from dealer transactions                      --             (705)
                                                    --------         --------
      Cash flows used in investing activities         (7,584)           1,686
                                                    --------         --------
FINANCING ACTIVITIES
 Payments on capital leases                             (155)             (75)
 Payments on loan payable                               (375)            (420)
 Payments under co-promotion agreement                (2,000)          (1,000)
 Proceeds from issuance of convertible preferred
   stock and warrants (Net)                           14,034               --
 Net proceeds from stock option exercises                240              229
 Foreign exchange                                       (194)              --
                                                    --------         --------
      Cash flows used in financing activities         11,550           (1,266)
                                                    --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (5,186)          (2,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         7,783           13,494
                                                    --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $  2,597         $ 11,345
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

   The consolidated balance sheet as of September 30, 1998, and the consolidated statements of operations and cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 1997 is derived from the Company's audited financial statements included in the 1997 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

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

   Had the Toronto and DMTI acquisitions occurred on January 1, 1997, combined unaudited pro forma results for the nine months ended September 30,1997 would have been $57.1 million net revenues, $17.8 million net loss and (.71) net loss per common share. The operations were fully integrated in the Company's financial statements for 1998.

3. CO-PROMOTION AGREEMENT

   The Company entered into an exclusive, co-promotion agreement (the "Co-Promotion Agreement') with Sanofi Pharmaceuticals, Inc. ("Sanofi") on September 23, 1997 for the purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee. The initial term of the Co-Promotion Agreement ends on December 31, 2002. Upon the expiration of the initial term, Sanofi may terminate the Co-Promotion Agreement, extend the agreement for an additional one year period, or enter into a revised

   Co-Promotion Agreement with the Company. Upon termination of the Co-Promotion Agreement, Sanofi must pay the Company an amount equal to 50% of the gross compensation paid to the Company, pursuant to the Co-Promotion Agreement, for the immediately preceding year.

   The Company is paid a commission which is based upon the number of units sold at the wholesale acquisition costs less amounts for distribution costs, discounts, rebates and returns. In addition, the Company is obligated: to use its best efforts to market and promote Hyalgan; to pay Sanofi a royalty of 10% of the net selling price, as defined; and to pay the manufacturer of Hyalgan a product transfer price and a pro-rata portion of a 10% royalty on combined annual net sales of Hyalgan by Sanofi and the Company in excess of $30 million. In addition, the Company is obligated to pay a total of $4.0 million during the first eighteen months of the agreement. During 1997 and the first nine months of 1998, the Company paid $3.0 million of this amount. The Company has recorded the remaining $1.0 million as a liability in its financial statements.

   The Company's sales force began to promote Hyalgan in the third quarter of 1997.

4. LICENSING AGREEMENT

   The Company announced in January 1998 that it had acquired a minority equity interest in a biotech firm, Chrysalis BioTechnology, Inc. for $750,000. As part of the transaction, the Company was awarded a nine-month world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process. Chrysalis is currently developing the technology to stimulate the skin-wound healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and certain milestone payments to Chrysalis by the Company. An additional fee of $750,000 for the initial license was recognized in the third quarter. The agreement has been extended to the earlier of January 1, 1999 or until the Company collects sufficient additional preclinical data to complete its evaluation of the Technology. The Company will pursue commercialization of Chrysalis, initially seeking Food and Drug Administration (FDA) approval for the human clinical trials for the fracture-healing indication. The Company projects that Chrysalis could receive all the necessary FDA approvals and be introduced in the market during 2000. There can be no assurance, however, that the clinical trials will result in favorable data or that FDA approvals, if sought, will be obtained.

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

   At September 30, 1998, the Company is involved in various other legal proceedings that arose in the ordinary course of business. In management's opinion, the ultimate resolution of these other legal proceedings will not have a material affect on the financial position, results of operations, or cash flow of the Company.

6. NEW ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." For the nine month period and the quarter ended September 30, 1998, net income approximated comprehensive income.

7. DEBT

   The Company has a revolving line of credit agreement with Silicon Valley bank for $7.5 million.

8. ALLOWANCE FOR DOUBTFUL ACCOUNTS

   The allowance for doubtful accounts was increased by approximately $9.3 million during the first quarter of 1998, over and above the normal quarterly activity. The increase was a result of a management decision to focus resources on collection of current sales and on re-engineering the overall process of billing and collections. It is no longer considered to be cost effective to expend significant resources on the collection of the older receivables as had been done in the past. For the quarter ending September 30, 1998, total gross accounts receivable decreased by $281,881 while the total allowances for bad debt increased $740,715. For the same quarter in 1997, gross accounts receivable decreased $1.1 million and the total allowance for bad debt increased $250,701.

9. EQUITY PLACEMENT

   In July 1998, the Company completed a private equity placement with two investors, an affiliate of Credit Suisse First Boston Corp. and Capital Ventures International. Under the terms of the Purchase Agreement, OrthoLogic sold 15,000 shares of Series B Convertible Preferred Stock for $15 million
   (prior to costs). The Series B Convertible Preferred Stock is convertible into shares of Common Stock 300 days after issuance and will automatically convert, to the extent not previously converted, into Common Stock four years following the date of issuance. Each share of Series B Convertible Preferred Stock is convertible into Common Stock at a per share price equal to the lesser of the average of the 10 lowest closing bids during the 30 days prior to conversion and 103% of the average of the closing bids for the 10 days prior to the 300th day following the issuance. The Series B Convertible Preferred Stock is convertible into Common Stock prior to the 300th day after issuance upon the occurrence of certain events (in which case the conversion price will be the average of the 10 lowest closing bids during the 30 days prior to conversion). This Agreement contains strict covenants that protect against hedging and short-selling of OrthoLogic Common Stock while the purchaser holds shares of the Series B Convertible Preferred Stock.

   In connection with the private placement of the Series B Convertible Preferred Stock, OrthoLogic issued to the purchasers warrants to purchase 40 shares of Common Stock for each share of Series B Convertible Preferred Stock, exercisable at $5.50. The warrants are valued at $1,093,980. The cost of the Equity Offering was approximately $966,000. Both the value of the warrants and the cost of the equity offering will be recognized over the 10 month conversion period as an "accretion of non-cash Preferred Stock Dividends" for the amount of $617,994 per quarter. The Company has filed a registration statement covering the underlying Series B Convertible Preferred Common Stock and Warrants.

   Proceeds from the private placement will be used to fund new product opportunities, including SpinaLogic, Chrysalin and Hyalgan, as well as to complete the re-engineering of the Company's key business processes.

10. LEGAL SETTLEMENT

   The Company settled a false claims matter with the U.S. Department of Justice in a case that was filed under qui tam provisions of the Federal False Claims Act. The allegations included the submission of claims for reimbursement for a small number of custom medical devices to various federal care programs including Medicare, TRICARE (formerly known as CHAMPUS) and various state Medicaid programs.

   The Company denies any wrongdoing or liability with respect to the allegations in this matter. Nevertheless, in effort to avoid the expense, burden and uncertainty of litigation in this case as well as the potential distraction this case could have on the Company's management, the Company agreed to settle this matter. Under the terms of the definitive settlement agreement, the Company paid to the U.S. Department of Justice, on behalf of several federal health care programs including Medicare, TRICARE, and various state Medicaid programs, the amount of $1,000,000. In return, the U.S. Department of Justice has agreed to release the Company's officers, employees, and directors from any causes of actions for civil damages or civil penalties for the various allegations being settled in this matter. The original complaint was dismissed with prejudice.

   The Company recognized the costs associated with this settlement agreement in the second quarter of 1998.

11. PRE-MARKET APPROVAL SUBMISSION FOR SPINALOGIC-1000

   In August 1998, the Company submitted a Pre-Market Approval (PMA) Supplement to the U.S. Food and Drug Administration (FDA) for the SpinaLogic-1000, a new product for the stimulation of spinal fusion. The FDA has accepted the filing, with a filing date of August 20, 1998. Acceptance of the application for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit substantive review.

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

RESULTS OF OPERATIONS

REVENUES

The Company reported revenues of $17.7 million for the third quarter, representing a 2.5% decrease from revenues of $18.2 million for the third quarter of 1997. The Company's revenues increased 1.0% to $54.3 million for the nine months ending September 30, 1998 from $58.8 million for the nine months ended September 30, 1997. Sales finished the quarter below expectations, reflecting a larger than expected impact from the seasonal effect of the summer holiday period.

GROSS PROFIT

Gross profit increased from $40.0 million for the nine months ended September 30, 1997 to $41.4 million for the nine months ended September 30, 1998. Gross profit, as a percentage of revenue, was 76% for the nine months ended September 30, 1998 compared to 74% for the comparable period during 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 1998 were $56.3 million, up $12.9 million from the comparable period in 1997. The increase from 1997 is due in part to the variable costs associated with the increased revenue. The first quarter of 1998 also included an increase of $9.3 million in the allowance for doubtful accounts over the normal quarterly provision. As part of a larger project to re-engineer the sales, billings and collections process for enhanced efficiencies, the Company obtained an independent evaluation of its billing files and collection strategies in April of 1998. The information obtained from this study prompted management to change its focus for future collection efforts to be primarily on the more recent sales. The cost of continuing to manage the older accounts receivable to the extent that had been done in the past was no longer considered as cost effective for the Company. This shift in the emphasis for the collections policy prompted the Company to increase the bad debt reserve for the outstanding balances of the older receivables. In addition, a $1 million legal settlement (see Note 10) was recognized in the second quarter of 1998.

RESEARCH AND DEVELOPMENT

Research and Development (R&D) expenses were $2.5 million for the nine months ended September 30, 1998 compared to $1.8 million for the comparable 1997 period. The increase was due to a $750,000 accrual for the initial license fee for Chrysalin. This was partially offset due to the unveiling of a new, single coil version of the OL-1000, no longer in R&D. The device extends the fracture healing benefits of the OL-1000 to the thigh and the long bone of the upper arm, extending from the shoulder to the elbow, and is suitable for treating non-union fractures in most areas for larger individuals.

OTHER INCOME AND EXPENSES

Other income declined to $269,000 in the nine months ending September 30, 1998 from $1.3 million during the same period in 1997. This decrease is attributed to: (1) the Company not participating in any research grant projects in the current year; and (2) a reduction in cash and investments, which has yielded a reduction in interest income earned to $267,000 in 1998, from $1.2 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998, the Company had cash and investments of $8.7 million compared to $12.3 million (including short-term investments) at December 31, 1997. The change in cash and investments is primarily the result of a $2 million payment under the Co-Promotion Agreement, a $1.9 million increase in inventory, and the $1 million legal settlement previously discussed. In addition, in January 1998, the Company acquired a $750,000 equity stake in Chrysalis BioTechnology, Inc., a biotech firm, in Galveston, Texas. Cash used for operations amounted to $9.2 million during the nine month period. A portion of operation costs included strengthening the senior management team, reorganizing the field sales force, redesigning business processes and renewing emphasis on product development. In July 1998, the Company completed a private equity placement (see Note 9) providing net proceeds of $14 million. The outstanding line of credit was paid off during the third quarter.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this document that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements and future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, involve risks and uncertanties that may cause the actual results, performance or achievement of the Company to differ materially from those contemplated in such forward-looking statements. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: (i) the results of the Company's efforts to implement its Securities and Exchange business strategy;
(ii) actions of the Company's competitors and the Company's ability to respond to such actions; (iii) changes in governmental regulation, tax rates and similar matter; (iv) other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and on the Company's other filings with the Securities and Exchange Commission; (v) approval of new products by the FDA and market acceptance of new products; (vi) dependence on third party payors; and (vii) the costs and results of pending litigation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

        See "Note 5 - Litigation" of the Notes to Consolidated Financial Statements above.

Item 2. Changes in Securities and Use of Proceeds

        See "Note 9 - Equity Placement" of the Notes to Consolidated Financial Statements above.

Item 6. Exhibits and Reports

        (a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

        (b)     Reports on Form 8-K

                1. On July 13, 1998, the Company issued 15,000 shares of its Series B Convertible Preferred Stock and related Warrants in a private placement to two institutional investors. The Company estimates the net proceeds of the offering, after expenses, to be approximately $14 million. The Company has filed with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock issuable pursuant to the terms of the Series B Convertible Preferred Stock and related Warrants. The Securities Purchase Agreement, Certificate of Designation, Warrants, and Registration Rights Agreement were filed as exhibits to the Form 8-K.

                2. On July 13, 1998, the Company issued a press release regarding the private placement of 15,000 shares of its Series B Convertible Preferred Stock and related Warrants. The press release was filed as an exhibit to a report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORTHOLOGIC CORP.
 (Registrant)


     Signature                          Title                                    Date
     ---------                          -----                                    ----
/s/ Thomas R. Trotter     President and Chief Executive Officer             November 12, 1998
-----------------------   (Principal Executive Officer)
Thomas R. Trotter


/s/ Terry D. Meier        Sr. Vice-President and Chief Financial Officer    November 12, 1998
-----------------------   (Principal Financial and Accounting Officer)
Terry D. Meier
