Form 10-K
period 1998-12-31
ORTHOLOGIC CORP
filed 1999-04-01
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant's Common Stock as reported on the Nasdaq National Market on March 1, 1999 was approximately $82,742,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be
affiliates.   This   determination   of  affiliate  status  is  not  necessarily
conclusive.

        The number of outstanding shares of the registrant's Common Stock on March 25, 1999 was 25,441,590.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference in Part II hereof and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999 are incorporated by reference in Part III hereof.

                                ORTHOLOGIC CORP.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business...........................................................  1
Item 2.   Properties......................................................... 10
Item 3.   Legal Proceedings.................................................. 10
Item 4.   Submission of Matters to a Vote of Security Holders................ 12
          Executive Officers of the Registrant............................... 12

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters........................................... 14
Item 6.   Selected Financial Data............................................ 14
Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........20
Item 8.   Financial Statements and Supplementary Data........................ 20
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 20

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 21
Item 11.  Executive Compensation............................................. 21
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 21
Item 13.  Certain Relationships and Related Transactions..................... 21

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 21

SIGNATURES...................................................................S-1

                                     PART I

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

    OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopedic products and packaged services for the orthopedic health care market including bone growth stimulation devices, continuous passive motion ("CPM") devices and ancillary orthopedic recovery products and a therapeutic injectable for relief of pain from osteoarthritis of the knee. OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

    OrthoLogic periodically discusses with third parties the possible acquisition of technology, product lines and businesses in the orthopedic health care market and from time to time enters into letters of intent that provide OrthoLogic with an exclusivity period during which it considers possible acquisitions.

PRODUCTS AND OTHER PRODUCT DEVELOPMENT

    OrthoLogic's product line includes bone growth stimulation and fracture fixation devices, CPM devices and related products and Hyalgan. The Company's product line is sold primarily through the Company's direct sales force.

    ORTHOLOGIC(R) 1000; OL-1000 SC. The ORTHOLOGIC 1000 is a portable, noninvasive physician prescribed magnetic field bone growth stimulator designed for home treatment of patients who have a non-healing fracture. The ORTHOLOGIC 1000 comprises two magnetic field treatment transducers (coils) and a microprocessor-controlled signal generator that delivers highly specific, low energy combined static and alternating magnetic fields.

    In 1989, the Company received U.S. Food and Drug Administration ("FDA") clearance of an Investigational Device Exemption ("IDE") to conduct a clinical trial of the ORTHOLOGIC 1000 for the treatment of patients with a specific variety of non-healing fracture, called a nonunion fracture, of certain long bones. A nonunion fracture was defined for the purposes of this study as a fracture that remains unhealed for at least nine months post-injury. In 1990, the Company received supplemental IDE clearance to conduct human clinical trials of the ORTHOLOGIC 1000 on patients with another type of non-healing fracture called a delayed union fracture. For purposes of this study, a delayed union fracture was defined as a non-healing fracture five to nine months post-injury. In March 1994, the FDA granted the Company's PreMarket Approval ("PMA") to market the ORTHOLOGIC 1000 for treatment of nonunion fractures. During June 1998, the Company received the approval of the FDA to change the ORTHOLOGIC 1000 label to remove references to the nine months post injury time frame. The revised label states that the ORTHOLOGIC 1000 is safe and effective for use in treating non-union fractures.

    In July 1997, the Company received a PMA supplement from the FDA for a single-coil model of the ORTHOLOGIC 1000. The single-coil device, the OL-1000 SC, utilizes the same magnetic fields as the ORTHOLOGIC 1000, is available in four sizes and is designed to be more comfortable for patients with fractures of some long bones, such as the upper femur or the scaphoid. The Company released this product during the first quarter of 1998.

    CONTINUOUS PASSIVE MOTION. CPM devices provide controlled, continuous movement to joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following orthopedic trauma or surgery. The products are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complication. The primary use of CPM devices occurs in the hospital and home environments, but they are also utilized in skilled nursing facilities, sports medicine and rehabilitation centers.

    ANCILLARY ORTHOPEDIC PRODUCTS. The Company offers a complete line of bracing, electrotherapy, cryotherapy and dynamic splinting products. The bracing line incudes post-operative, custom and pre-sized functional and osteoarthritis models. Post-operative braces are used in the early phases of post-surgical rehabilitation while functional braces are applied as the patient returns to work or sports activities. The electrotherapy line consists of TENS, NMES, high volt pulsed current, interferential, and biofeedback units. Cryotherapy is used to cool the operative or injured site in order to prevent pain and swelling. OrthoLogic produces its own motorized cryotherapy device, the Blue Artic, which provides temperature-controlled cold therapy using a reservoir of ice water and a pump that circulates the water through a pad over the injury/surgical site.

    HYALGAN. The Company began marketing Hyalgan to orthopedic surgeons during July 1997 under a Co-Promotion Agreement with Sanofi Pharmaceuticals, Inc. (the "Co-Promotion Agreement"). Hyalgan is used for relief of pain from osteoarthritis of the knee for those patients who have failed to respond adequately to conservative non-pharmacological therapy and to simple analgesics, such as acetaminophen. Orthopedic surgeons administer Hyalgan in their offices, with each patient receiving five injections over a period of four weeks. Hyalgan is a preparation of highly purified sodium hyaluronate, a chemical found in the body and present in high amounts in joints and synovial fluid. The body's own hyaluronate plays a number of key roles in normal joint function, and in osteoarthritis, the quality and quantity of hyaluronate in the joint fluid and tissues may be deficient.

    CHRYSALIN. In January 1998 the Company made a minority equity investment in Chrysalis BioTechnology, Inc. As part of the transaction, the Company has been awarded a world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process of fractured bones. In pre-clinical animal studies, Chrysalin was shown to double the rate of fracture healing with a single injection into the fracture gap. The Company conducted pre-clinical studies during 1998, and, intends to submit an Investigational New Drug Application ("INDA") to the FDA during 1999. However, there can be no assurance that the Company will do so or that it would receive such approval if sought.

    ORTHOFRAME(R). ORTHOFRAme products are external fixation devices constructed of non-metallic carbon fiber-epoxy composite material. The ORTHOFRAME offers a versatile design which can be utilized for immobilization of a wide array of fracture types, including tibia, femur, ankle, elbow and pelvic fractures. The ORTHOFRAME/MAYO Wrist Fixator is a specialized device developed in cooperation with the Orthopedic Department of the Mayo Clinic, Rochester, Minnesota, for the treatment of complex wrist (Colles) fractures. The Orthopedic Department of the Mayo Clinic has agreed to provide ongoing clinical input on future design enhancements for the ORTHOFRAME/MAYO Wrist Fixator. Both products utilize non-metallic carbon fiber-epoxy materials to reduce device weight and are radiolucent (I.E., eliminate the blocking of x-rays caused by metallic devices). The Company believes that the patented fracture alignment mechanism of the ORTHOFRAME products allows for simpler application, and the radiolucency and light weight composite materials of the ORTHOFRAME products provide benefits to both surgeon and patient. ORTHOFRAME products are shipped pre-assembled in sterile packaging to increase ease-of-use for the surgeon and to reduce handling and inventory expenses for the hospital.

    SPINALOGIC(R) 1000. ThE SPINALOGIC 1000 is a portable, noninvasive magnetic field bone growth stimulator being developed to enhance the healing process as either an adjunct to spinal fusion surgery or as treatment for a failed spinal fusion surgery. The Company believes that the SPINALOGIC 1000 offers benefits similar to those of the ORTHOLOGIC 1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The SPINALOGIC 1000 consists of one magnetic field treatment transducer and a microprocessor-controlled signal generator, both of which are positioned near the spine through use of an adjustable belt which the patient places around the torso. The Company received approval of an IDE from the FDA in August 1992 and commenced clinical trials for the SPINALOGIC 1000 as an adjunct to spinal fusion surgery in February 1993. The Company received approval of an IDE supplement from the FDA in September of 1995 to conduct a clinical trial of the SPINALOGIC 1000 as a noninvasive treatment for a failed spinal fusion surgery. The Company commenced this on-going clinical trial in the fourth quarter of 1995. The Company's application for a PMA Supplement was submitted to the FDA's Center for Devices and Radiological Health with a filing date of August 20, 1998. This acceptance indicates that the FDA has made a determination that the PMA application, as supplemented, is sufficiently complete to permit a substantive review. At the end of December, 1998 the Company submitted an amendment to the PMA Supplement in response to requests from the FDA.

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

MARKETING AND SALES

    The  ORTHOLOGIC  1000,  OL-1000 SC, the  ORTHOFRAME  and the  ORTHONAIL  are
prescribed by orthopedic surgeons and podiatrists practicing in private practices, hospitals and orthopedic and podiatric treatment centers. The Company is focusing its marketing and sales efforts on these groups, with particular emphasis on those clinicians who treat bone healing problems. CPM products are prescribed by orthopedic surgeons, hospitals, orthopedic trauma centers and allied health professionals. CPM devices are leased to the patient, typically for a period of one to three weeks. Orthopedic surgeons purchase Hyalgan from an exclusive distributor who sells Hyalgan under an agreement with Sanofi Pharmaceuticals, Inc. The Company's sales force calls on orthopedic surgeons to provide them with product information relative to Hyalgan. Additionally, the Company utilizes physician-to-physician selling via presentations and scientific and clinical articles published in medical journals.

    The Company's sales and marketing efforts are primarily conducted directly through the Company's own sales people. Of the Company's approximately 501 employees at December 31, 1998, approximately 309 are involved in sales and marketing. The Company employs 9 area vice presidents to manage territory sales, each of whom has responsibility for the Company's sales and marketing efforts in a designated geographic area. The Company's sales force services all product lines.

    Through the efforts of the Company's specialized direct sales force servicing third party payors, the Company has contracted with over 425 third party payors, including various Blue Cross/Blue Shield organizations, and the Department of Veteran Affairs. In addition, the Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states.

    ORTHOFRAME and ORTHOFRAME/MAYO products are sold internationally through distributors located in European and South American countries. Historically, the Company's export sales as a percentage of net sales have been less than 1%. See "Item 1 -- Business -- General."

    While OrthoLogic has not experienced seasonality of revenues from sales of the ORTHOLOGIC 1000 and ORTHOFRAME, revenues from leasing CPM equipment are seasonal. CPM devices are used most commonly as adjuncts to surgery and historically the strongest quarter tends to be the fourth quarter of the calendar year. The Company believes this trend may be because (i) individuals tend to put off elective surgical intervention until later in the year when their insurance deductibles have been met, and (ii) sports-related injuries tend to increase in the fall and winter months. The Company does not believe that revenues for Hyalgan will be seasonal.

RESEARCH AND DEVELOPMENT

    The Company's research and development staff presently includes 15 individuals, of whom 4 hold doctoral (Ph.D. or D.V.M.) degrees. Individuals within the research and development organization have extensive experience in the areas of biomaterials, bioengineering, animal modeling and cell biology. Research and development efforts emphasize product engineering, activities related to the clinical trials conducted by the Company and basic research. With regard to basic research, the research and development staff conducts in-house research projects in the area of fracture healing. The staff also supports and monitors external research projects in biophysical stimulation of growth factors and the potential use of ultrasound technology in diagnostic and therapeutic applications relating to bone, cartilage, ligament or tendon. Both the in-house and external research and development projects also provide technical marketing support for the Company's products and explore the development of new products and also additional therapeutic applications for existing products. Product engineering activities are primarily related to improvements in the CPM devices. The Company also has a clinical regulatory group that initiates and monitors clinical trials. The Company's research and development expenditures totaled $2.2 million, $2.3 million and $2.9 million in the years ended December 31, 1996, 1997 and 1998, respectively. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING

    The Company assembles the ORTHOLOGIC 1000 and OL-1000 SC from parts supplied by third parties, performs tests on both the components and assembled product and calibrates the assembled product to specifications. The Company currently purchases the microprocessors used in the ORTHOLOGIC 1000 and OL-1000 SC from a sole source supplier. The ORTHOLOGIC 1000 and OL-1000 SC are not dependent on this microprocessor, and the Company believes that each could be redesigned to incorporate another microprocessor. At any point in time, the Company maintains a supply of the microprocessor on hand to meet its sales forecast for at least one year. In addition, the magnetic field sensor employed in the ORTHOLOGIC 1000 and OL-1000 SC are available from two sources. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Other components and materials used in the manufacture and assembly of the ORTHOLOGIC 1000 and OL-1000 SC are available from multiple sources.

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

    The Company assembles the ORTHOFRAME product from parts supplied by third parties. The composite material components of the ORTHOFRAME products are currently sourced from two vendors. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. The Company maintains a supply of these components on hand to meet its sales forecast for at least six months. Other components and materials used in the manufacture and assembly of the ORTHOFRAME products are readily available from multiple sources. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Key Suppliers."

    The Company purchases other orthopedic products fully assembled from third-party suppliers. These products are available from multiple sources.

COMPETITION

    The orthopedic industry is characterized by rapidly evolving technology and intense competition. With respect to the treatment of bone fractures, the Company believes that patients with non-healing fractures are primarily treated with surgery, and this represents the Company's primary competition, although other manufacturers of noninvasive bone growth stimulators also represent competition for the ORTHOLOGIC 1000 and OL-1000 SC. The Company's main competitors for these products are Electro-Biology, Inc. ("EBI"), a subsidiary of Biomet, Inc., OrthoFix International N.V. ("OrthoFix") and Biolectron Inc. Exogen, Inc. markets a nonthermal ultrasound device for the acceleration of the time to a healed fracture for closed, cast immobilized, fresh fractures of the tibia and distal radius. With respect to the adjunctive treatment of spinal fusion surgery, the Company expects its primary competitors for its products to be EBI and OrthoFix. With respect to external fixation devices, the Company's primary competitors are OrthoFix, Howmedica, Inc. (a subsidiary of Pfizer, Inc.), EBI, Smith & Nephew Richards, Inc., Synthes, Inc. and ACE Orthopedic Manufacturing (a division of Depuy, Inc.). The same group of companies and Applied OsteoSystems, Inc. represent its primary competition in the internal fixation market. The Company's primary competitors in the United States for CPM devices are privately held Thera-Kinetics, Inc., many independent owners/lessors of CPM devices and suppliers of traditional orthopedic rehabilitation services including orthopedic immobilization and follow up physical therapy. The Company also believes that there are several foreign CPM device manufacturers and providers with whom the Company will compete if it increases international sales efforts or as those competitors sell in the United States. The Company's primary competitor for Hyalgan is Biomatrix, Inc.

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

    It is also the Company's policy to protect its owned and licensed technology by, among other things, filing patent applications for the technologies that it considers important to the development of its business. The Company uses the BIOLOGIC(R) technology in its bone growth stimulation devices through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. With respect to the BIOLOGIC technology, the delivery of such technology to the patient and specific applications of such technology, the Company holds title to five United States patents and to patents issued in Australia and Europe (Switzerland, Germany, France, and the United Kingdom), as well as to a pending international application and pending patent applications in the United States and Japan, and holds an exclusive worldwide license to 27 United States patents, eight Australian patents, five Canadian patents, two European patents (Germany, France, the United Kingdom, Spain and Italy) and two Japanese patents. Currently there is one pending patent application in Japan and multiple pending patent applications in Canada and Germany. The Company's license for the BIOLOGIC technology extends for the life of the underlying patents (which are due to expire over a period of years beginning in 2006 and extending through 2016) and covers all improvements and applies to the use of the technology for all medical applications in man and animals. The license provides for payment of royalties by the Company from the net sales revenues of products using the BIOLOGIC technology. The license agreement can be terminated for breach of any material provision of the license. See Note 6 of Notes to Consolidated Financial Statements.

     The Company holds an exclusive worldwide license to four United States patents covering ORTHOFRAME products. The license, which extends for the life of the underlying patents (the earliest of which issued in 1986) and covers all improvements, provides for payment of royalties by the Company from the sales revenues of ORTHOFRAME products. The license provides for minimum royalties of $100,000 per calendar year. The license agreement can be terminated for breach of any material provision of the license and, at the Company's option, upon 60 days' notice to the licensor. See Note 6 of Notes to Consolidated Financial Statements.

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

    ORTHOLOGIC(R), ORTHOLOGIC & DESIGN(R), ORTHOFRAME(R), BIOLOGIC(R), SPINALOGIC(R), TOMORROW'S TECHNOLOGY TODAY(R), TALON(R), CASELOG(R), ORTHOSONIC(R), LEGASUS SPORT CPM(R), LITELIFT(R), SPORTLITE(R), SUTTER(R), DANNINGER MEDICAL(R), MOBILIMB(R), WAVEFLEX(R), AND TOTALCARE(R) are federally registered trademarks of the Company. Additionally, the Company claims trademark rights in PERIOLOGICTM, OSTEOLOGICTM, ORTHONAILTM, ORTHOSOUNDTM, QUICKFIXTM, CPM 9000ATTM, LEGASUS CPMTM, SUTTER CAREPLANTM, HOME REHAB SYSTEMTM and DANNIFLEXTM.

    The Company has become aware of an assertion in Germany against one of its CPM patents. The Company does not believe that it will have a material effect on the Company. The Company is not aware of any other claims that have been asserted against the Company for infringement of proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future.

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

    The ORTHOFRAME and ORTHOFRAME/MAYO WRIST FIXATOR are Class II devices. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments Act of 1976 was enacted, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) pre-market notification with the agency. The Company obtained 510(k) pre-market notification clearances from the FDA for the ORTHOFRAME and ORTHONAIL products.

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

    Hyalgan is considered a Class III Significant Risk Device and is subject to the same clinical trial and GMP reviews as described for the BIOLOGIC technology-based products. The product is manufactured by Fidia S.p.A. in Italy and is imported into the United States. As a result, each shipment of the product into the United States is subject to inspections, including by the United States Department of Agriculture. The import of Hyalgan could be delayed or denied for numerous reasons, and, if this occurs, it could have a material adverse affect on sales of the product. To the Company's knowledge, no significant deficiencies have been noted in the FDA inspections of Fidia S.p.A.'s manufacturing facility.

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

THIRD PARTY PAYMENT

    Most medical procedures are reimbursed by a variety of third party payors, including Medicare and private insurers. The Company's strategy for obtaining reimbursement authorization for its products is to establish their safety, efficacy and cost effectiveness as compared to other treatments. The Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states. The Company contracts with over 425 third party payors as an approved provider for its fracture healing and orthopedic rehabilitation products, including the Department of Veterans Affairs and various Blue Cross/Blue Shield organizations. Because the process of obtaining reimbursement for products through third-party payors is longer than through direct invoicing of patients, the Company must maintain sufficient working capital to support operations during the collection cycle. In addition, third party payors as an industry have undergone consolidation, and that trend appears to be continuing. The concentration of such economic power may result in third party payors obtaining additional leverage and thus negatively affecting the Company's profitability and cash flows.

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

YEAR 2000 COMPLIANCE

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain data-based information.

    STATE OF READINESS: The Company has implemented a Year 2000 Corporate Compliance Plan for coordinating and evaluating compliance activities in all business activities. The Company's Plan includes a series of initiatives to ensure that all the Company's computer equipment and software will function properly in the next millennium. "Computer equipment (or hardware) and software" includes systems generally thought of as IT dependent, as well as systems not obviously IT dependent, such as manufacturing equipment, telecopier machines, and security systems.

    The Company began the implementation of this plan in fiscal year 1998. All internal IT systems and non-IT systems were inventoried during the assessment phase of the plan. The first execution of the plan occurred in June 1998 when the Company converted all internal processing systems for accounting, manufacturing, third party billing, inventory and other operational processes to the Year 2000 compliant software. In addition, in the ordinary course of business, as the Company periodically replaces computer equipment and software, it will acquire only Year 2000 compliant products. The Company presently believes that its software replacements and planned modifications of certain existing computer equipment and software will be completed on a timely basis so as to avoid any of the potential Year 2000 related disruptions or malfunctions of its computer equipment and software.

    The Company has completed its compliance review of virtually all of its products and has not learned of any products that it manufactures that will cease functioning or experience an interruption in operations as a result of the transition to the Year 2000.

    COSTS: The Company has used both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred to date on the Year 2000 compliance. Such costs are principally payroll and related costs for internal IT personnel. The costs to date have been less than $100,000. Future costs related to Year 2000 compliance are anticipated to be less than $100,000 for fiscal year 1999. External costs have been incurred for the normal system upgrades and software conversions related to other operational requirements.

    RISKS: The Company believes it has an effective Plan in place to anticipate and resolve any potential Year 2000 issues in a timely manner. In the event, however, that the Company does not properly identify Year 2000 issues or that compliance testing is not conducted on a timely basis, there can be no assurance that Year 2000 issues will not materially and adversely affect the Company's results of operations or relationships with third parties. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect the Company. The amount of potential liability and lost revenue that would be reasonably likely to result from the failure by the Company and certain key parties to achieve Year 2000 compliance on a timely basis cannot be reasonably estimated at this time.

     The Company currently believes that the most likely worst case scenario with respect to the Year 2000 issue is the failure of third party insurance payors to become compliant, which could result in the temporary interruption of the payments received for services and products purchased. This could interrupt cash payments received by the Company, which in turn would have a negative impact on the Company.

    CONTINGENCY PLAN: A contingency plan has not yet been developed for dealing with the most likely worst case scenarios. As part of its continuous assessment process, the Company is developing contingency plans as necessary. These plans could include, but are not limited to, use of alterative suppliers and vendors, substitutes for banking institutions, and the development of alternative payments solutions in dealing with third party payors. The Company currently plans to complete such contingency planning by October 1999.

    These plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

EMPLOYEES

    As of December 31, 1998, the Company had 501 employees, including 309 in sales and marketing, 15 in research and development and clinical and regulatory affairs, approximately 4 in managed care, 83 in reimbursement and 90 in manufacturing, finance and administration. The managed care staff is charged with changing the practice patterns of the orthopedic community through the influence of third party payors on treatment regimes. The Company believes that the success of its business will depend, in part, on its ability to identify, attract and retain qualified personnel. In the future, the Company will need to add additional skilled personnel or retain consultants in such areas as research and development, manufacturing and marketing and sales. The Company considers its relationship with its employees to be good. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Key Personnel; Recent Management Changes."

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

              Approx.
Location  Square Feet  Lease Expires        Description      Principal Activity
--------  -----------  -------------        -----------      ------------------

Tempe        80,000        11/07      2-story, in industrial   Assembly,
                                      park                     Administration

Pickering    28,500         2/99      1-story,  in             CPM assembly
                                      industrial park

    The Company believes that each facility is well maintained.

    In 1997, the Company consolidated all CPM manufacturing in its Toronto facility and all CPM administrative and service functions in Phoenix. The Company has ceased operations at facilities in San Diego, California in connection with the consolidation. See "Item 7 -- Management's Discussion and Analysis of Financial Condition Results of Operations -- Condition of Acquired Facilities."

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

    Plaintiffs in these actions allege generally that information concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OrthoLogic 1000 Bone Growth Stimulator, and the matters set forth therein, was material and undisclosed, leading to an artificially inflated stock price.
Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts necessary in order to make the statements not misleading. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to plaintiffs. All plaintiffs seek class action status, unspecified compensatory damages, fees and costs. Plaintiffs also seek extraordinary, equitable and/or injunctive relief as permitted by law. Pursuant to court orders dated December 17, 1996 and January 19, 1997, the preceding actions were consolidated for all purposes before Judge Broomfield in Arizona federal district court, and lead plaintiffs and counsel were appointed. Thereafter, the Company and its officers and directors moved to dismiss the consolidated amended complaint for failure to state a claim. On February 5, 1998, Judge Broomfield dismissed the consolidated amended complaint in its entirety against the Company and its officers and directors, giving plaintiffs leave to amend all claims to cure all deficiencies. Plaintiffs have filed an amended complaint, and the cases are pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding the executive officers of the Company:

Name                    Age  Title
----                    ---  -----
Thomas R. Trotter       51   Chief Executive Officer, President and Director
Frank P. Magee, D.V.M.  42   Executive Vice President, Research and Development
Terry D. Meier          60   Senior Vice President, Chief Financial Officer
William C. Rieger       49   Vice President, Marketing Worldwide
David K. Floyd          38   Vice President, Sales
Ruben Chairez, Ph.D.    56   Vice President, Medical Regulatory and Clinical
                              Affairs
MaryAnn G. Miller       41   Vice President, Human Resources
Kevin Lunau             41   Vice President, Manufacturing

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

    Terry D. Meier joined the Company in March 1998 as Senior Vice President and on April 1, 1998, began serving as its Chief Financial Officer. From 1974 to 1997, Mr. Meier held several positions at Mallinckrodt, Inc., a healthcare and specialty chemicals company. Most recently, he served as their Vice President and Corporate Controller and from 1989 to 1996, as the Senior Vice President and Chief Financial Officer.

    William C. Rieger joined the Company in January 1998 as Vice President, Marketing and Sales. From 1994 to 1997, Mr. Rieger held the position of Vice President of Sales and Marketing at Hollister Inc., a privately held manufacturer of medical products. From 1985-1994, he held several positions as Vice President at Miles Inc. Diagnostic Division, a manufacturer of diagnostic products.

    David K. Floyd joined the Company in May 1998 as Vice President, Sales. From September 1994 through April 1998, Mr. Floyd was associated with Sulzer Orthopedics, most recently as Vice President of Sales with responsibility for sales activity in North America and South America. From May 1987 through August 1994. Mr. Floyd held positions in sales and marketing with Zimmer Inc., a Bristol-Myers Squibb Company and a manufacturer of medical devices.

    Ruben Chairez, Ph.D., joined the Company in May 1998 as Vice President, Medical Regulatory and Clinical Affairs. From November, 1993 through April 1998, Dr. Chairez served as Vice President, Regulatory Affairs/Quality Assurance of SenDx Medical, Inc., a manufacturer of blood gas analyzer systems. From July 1990 to November 1993, Mr. Chairez was the Director of Regulatory Affairs with Glen - Probe Incorporated, an in retro diagnostic device manufacturer.

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

    Kevin Lunau joined the Company as Vice President of Manufacturing on March 17, 1999. From 1991 to 1999, Mr. Lunau held management positions at Orthologic Canada (previously Toronto Medical Corp.), a subsidiary of OrthoLogic. Most recently, he served as Orthologic Canada's Executive Vice President and General Manager.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The information under the heading "Stockholder Information" on page 18 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report") is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information on pages 17 and 31 of the Annual Report under the heading "Selected Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information on pages 13 through 16 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

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

    LIMITED HISTORY OF PROFITABILITY; QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company has experienced significant operating losses since its inception and had an accumulated deficit of approximately $51.4 million at December 31, 1998. There can be no assurance that the Company will ever generate sufficient revenues to attain operating profitability or retain net profitability on an on-going annual basis. In addition, the Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products, the timing, cost and acceptance of product introductions and enhancements made by the Company or others, levels of third party payment, alternative treatments which currently exist or may be introduced in the future, completion of acquisitions, changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development and regulatory, clinical and other expenditures. See "Item 1 -- Business -- Competition."

    POTENTIAL ADVERSE OUTCOME OF LITIGATION. The Company is a defendant in a number of investor lawsuits relating generally to correspondence received by the Company from the FDA in mid-1996 regarding the promotion and configuration of the ORTHOLOGIC 1000. See "Item 1 -- Business -- Governmental Regulation" and "Item 3 -- Legal Proceedings." The Company intends to defend these lawsuits vigorously. However, an adverse litigation outcome could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON SALES FORCE. A substantial portion of the Company's sales are generated through the Company's internal sales force of approximately 282 employees. During 1996, the Company shifted its primary focus from sales through independent orthopedic specialty dealers to an internal sales force. In January 1998 the sales management was restructured so that territories are determined based only on geography and not on geography and devices. As a result, certain members of sales management were now responsible during 1998 for devices not previously within their area of responsibility. There can be no assurance that these individuals will be able to manage their new responsibilities successfully. See "Item 1 -- Business -- Marketing and Sales."

    DEPENDENCE ON KEY PERSONNEL; RECENT MANAGEMENT CHANGES. The success of the Company is dependent in large part on the ability of the Company to attract and retain its key management, operating, technical, marketing and sales personnel as well as clinical investigators who are not employees of the Company. Such individuals are in high demand, and the identification, attraction and retention of such personnel could be lengthy, difficult and costly. The Company competes for its employees and clinical investigators with other companies in the orthopedic industry and research and academic institutions. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the expansion of its business. A loss of the services of one or more members of the senior management group, or the Company's inability to hire additional personnel as necessary, could have an adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Employees."

    HISTORICAL DEPENDENCE ON PRIMARY PRODUCT; FUTURE PRODUCTS. During 1997 and 1998 revenues from CPM devices and Hyalgan reduced the Company's dependence on revenues from the ORTHOLOGIC 1000. However, the Company believes that, to sustain long-term growth, it must develop and introduce additional products and expand approved indications for its existing products. The development and commercialization by the Company of additional products will require substantial product development, regulatory, clinical and other expenditures. There can be no assurance that the Company's technologies will allow it to develop new products or expand indications for existing products in the future or that the Company will be able to manufacture or market such products successfully. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Products" and "Item 1 -- Business -- Competition."

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company believes that the demand for bone growth stimulators is still developing and the Company's success will depend in part upon the growth of this demand. There can be no assurance that this demand will develop. The long-term commercial success of the ORTHOLOGIC 1000 will also depend in significant part upon its widespread acceptance by a significant portion of the medical community as a safe, efficacious and cost-effective alternative to invasive procedures. The Company is unable to predict how quickly, if at all, its products may be accepted by members of the orthopedic medical community. The widespread acceptance of the Company's primary products represents a significant change in practice patterns for the orthopaedic medical community and in reimbursement policy for third party payors. Historically, some orthopedic medical professionals have indicated hesitancy in prescribing bone growth stimulator products such as those manufactured by the Company. The use of CPM is more widely accepted, however the Company must continue to prove that the products are safe, efficacious and cost-effective in order to maintain and grow its market share. Hyalgan is a new therapeutic treatment for relief of pain from osteoarthritis of the knee. The long-term commercial success of the product will depend upon its widespread acceptance by a significant portion of the medical community and third party payors as a safe, efficacious and cost-effective alternative to other treatment options such as simple analgesics. Failure of the Company's products to achieve widespread market acceptance by the orthopedic medical community and third party payors would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Third Party Payment."

    INTEGRATION OF ACQUISITIONS. The Company acquired three businesses in 1996 and 1997. In the first quarter of 1997, the Company commenced the consolidation of the recent acquisitions. The administrative operations, manufacturing and servicing operations were consolidated by the end of 1997. The sales force management was consolidated in early 1998 and computer hardware and software systems were consolidated during 1998. Successful integration of such acquisitions is critical to the future financial performance of the combined Company.

    CONDITION  OF  ACQUIRED  FACILITIES.  The Company  has  determined  that the facilities acquired in the acquisition of Sutter Corporation ("Sutter") had several physical problems, primarily resulting from excessive moisture and water leaks. Two Sutter employees have filed related worker's compensation claims, and these two claims are being processed by Sutter's worker's compensation carrier. In addition, the lack of maintenance has allegedly caused some structural problems at one facility, and employee complaints based upon these problems have led to two informal complaints by the California Department of Industrial Relations and Division of Occupational Safety and Health. Sutter has responded to both complaints and continues to work with its landlord to correct the problems. In addition, Sutter has notified the prior owners of Sutter of the problems because the prior owners may be the responsible party under the acquisition agreement for any required remedies. Sutter has vacated the leasehold premises of both Sutter facilities. Sutter vacated a manufacturing facility in conjunction with a negotiated lease termination. Sutter also vacated a mixed use facility and notified that landlord of its termination of the lease due to acts and omissions of the landlord. That landlord claims that rent remains unpaid but has not yet responded to Sutter's claim that the lease has been terminated. Damages, claims and future discoveries regarding the maintenance of the facilities by prior occupants could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 3 -- Legal Proceedings" and "Item 2 -- Properties."

    MANAGEMENT OF GROWTH. The Company experienced a period of rapid growth during 1996 and 1997. This growth has placed, and could continue to place, a significant strain on the Company's financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations, including integration of acquired businesses. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its manufacturing, operational and financial control systems and infrastructure and management information systems, and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company's business, financial condition, and results of operations could be adversely affected.

    LIMITATIONS ON THIRD PARTY PAYMENT; UNCERTAIN EFFECTS OF MANAGED CARE. The Company's ability to commercialize its products successfully in the United States and in other countries will depend in part on the extent to which acceptance of payment for such products and related treatment will continue to be available from government health administration authorities, private health insurers and other payors. Cost control measures adopted by third party payors in recent years have had and may continue to have a significant effect on the purchasing and practice patterns of many health care providers, generally causing them to be more selective in the purchase of medical products. In addition, payors are increasingly challenging the prices and clinical efficacy of medical products and services. Payors may deny reimbursement if they determine that the product used in a procedure was experimental, was used for a nonapproved indication or was unnecessary, inappropriate, not cost-effective, unsafe, or ineffective. The Company's products are reimbursed by most payors, however there are generally specific product usage requirements or documentation requirements in order for the Company to receive reimbursement. In certain circumstances the Company is successful in appealing reimbursement coverage for those applications which are not in compliance with the payor requirements. Medicare has very strict guidelines for reimbursement, and until the second quarter 1997, the Company had some success in appealing claims for applications of the ORTHOLOGIC 1000 which were outside the coverage guidelines. During the second quarter of 1997 the Company determined that Medicare would no longer reimburse for such cases, and the Company wrote off all Medicare receivables which did not meet Medicare's guidelines. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will continue to be available to the Company at current levels. See "Item 1 - Business Third Party Payment."

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

    INTENSE COMPETITION. The orthopedic industry is characterized by intense competition. Currently, there are three major competitors other than the Company selling electromagnetic bone growth stimulation products approved by the FDA for the treatment of nonunion fractures, one large domestic and several foreign manufacturers of CPM devices and one competitor selling a therapeutic injectable for treatment of osteoarthritis of the knee. The Company also competes with many independent owners/lessors of CPM devices in addition to the providers of traditional orthopedic immobilization products and rehabilitation services. The Company estimates that one of its competitors has a dominant share of the market for electromagnetic bone growth stimulation products for non-healing fractures in the United States, and another has a dominant share of the market for use of their device as an adjunct to spinal fusion surgery. In addition, there are several large, well-established companies that sell fracture fixation devices similar in function to those sold by the Company. Many participants in the medical technology industry, including the Company's competitors, have substantially greater capital resources, research and development staffs and facilities than the Company. Such participants have developed or are developing products that may be competitive with the products that have been or are being developed or researched by the Company. Other companies are developing a variety of other products and technologies to be used in CPM devices, the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound. One company has received FDA approval for a nonthermal ultrasound device to treat nonsevere fresh fractures of the lower leg and lower forearm. There can be no assurance that products marketed by these or other companies will not be sold for use in treating non-healing fractures or spinal fusions, even in the absence of regulatory approval to do so. Any such sales could have a material adverse effect on the Company. Many of the Company's competitors have substantially greater experience than the Company in conducting research and development, obtaining regulatory approvals, manufacturing and marketing and selling medical devices. Any failure by the Company to develop products that compete favorably in the marketplace would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Research and Development" and "Item 1 -- Business -- Competition."

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

    The Company received approval of an IDE for the SPINALOGIC 1000 for use as an adjunct to spinal fusion surgery in August 1992 and commenced clinical trials for this product in February 1993. The Company is in the process of evaluating the results of the clinical trial for use of the SPINALOGIC 1000 as an adjunct to spinal fusion surgery. In September 1995, the Company received an approval of an IDE supplement for the SPINALOGIC 1000 for treatment of failed spinal fusions. The Company commenced this study in the fourth quarter of 1995. The Company submitted a PMA (pre-market approval) Supplement to the FDA for SPINALOGIC 1000 on August 20, 1998, starting the FDA's 180 day review period. The supplement was based on the original PMA approved for the ORTHOLOGIC 1000. However, on December 30, 1998 the Company submitted an amendment to the SpinaLogic PMA Supplement, providing more analysis of the clinical data. The Company believes the submission of the amendment may restart the 180 day review period. There can be no assurance that the Company will receive regulatory approval of the SPINALOGIC 1000 or any other products. Any significant delay in receiving or failure to receive regulatory approval of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Products" and "Item 1 -- Business -- Government Regulation."

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

    The Company is also required to adhere to applicable requirements for FDA Good Manufacturing Practices, to engage in extensive record keeping and reporting and to make available its manufacturing facilities for periodic inspections by governmental agencies, including the FDA and comparable agencies in other countries. Failure to comply with these and other applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, or operating restrictions and criminal prosecutions. From time to time, the Company receives letters from the FDA regarding regulatory compliance. The Company has responded to all such letters and believes all outstanding issues raised in such letters have been resolved. See "Item 1 -- Business -- Government Regulation."

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

    DEPENDENCE ON KEY SUPPLIERS. The Company purchases the microprocessor used in the ORTHOLOGIC 1000 and OL- 1000 SC from a sole source supplier, Phillips N.V. In addition, there are two suppliers for another component used in the ORTHOLOGIC 1000 and OL-1000 SC and two suppliers for the composite material components of the ORTHOFRAME products. Establishment of additional or replacement suppliers for the components cannot be accomplished quickly. In addition, Hyalgan is manufactured by a single company, Fidia S.p.A. Fidia has been manufacturing Hyalgan for sale in Europe since 1987. The Company purchases several CPM components, including microprocessors, motors and custom key panels from sole-source suppliers. The Company believes that its CPM products are not dependent on these components and could be redesigned to incorporate comparable components. While the Company maintains a supply of certain ORTHOLOGIC 1000 and OL-1000 SC components to meet sales forecasts for one year and ORTHOFRAME components to meet sales forecasts for three months and the distributor of Hyalgan maintains a supply of product to last several months, any delay or interruption in supply of these components or products could significantly impair the Company's ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations. See "Item 1 -- Business -- Manufacturing."

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

    The Company's licenses covering the BIOLOGIC and ORTHOFRAME technologies provide for payment by the Company of royalties. A Co-Promotion Agreement with Sanofi provides the Company with exclusive marketing rights for Hyalgan to orthopedic surgeons in the United States. The Company is paid a fee which is based upon the number of units sold at the wholesale acquisition cost less amounts for distribution costs, discounts, rebates, returns, product transfer price, overhead factor and a royalty factor. Each license may be terminated if the Company breaches any material provision of such license. The termination of any license would have a material adverse effect on the Company's business, financial condition and results of operations. See Note 15 of Notes to Consolidated Financial Statements.

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

    There has been substantial litigation regarding patent and other intellectual property rights in the orthopedic industry. Litigation, which could result in substantial cost to, and diversion of effort by the Company may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. There can be no assurance that the results of such litigation would be favorable to the Company. In addition, competitors may employ litigation to gain a competitive advantage. Adverse determinations in litigation could subject the Company to significant liabilities, and could require the Company to seek licenses from third parties or prevent the Company from manufacturing, selling or using its products, any of which determinations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Patents, Licenses and Proprietary Rights."

    RISK OF PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company for its fracture healing and Hyalgan products and only limited claims for its CPM products. The Company maintains a product liability and general liability insurance policy with coverage of an annual aggregate maximum of $2.0 million per occurrence. The Company's product liability and general liability policy is provided on an occurrence basis. The policy is subject to annual renewal. In addition, the Company maintains an umbrella excess liability policy which covers product and general liability with coverage of an additional annual aggregate maximum of $25.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Item 1 -- Business -- Product Liability Insurance."

    POSSIBLE VOLATILITY OF STOCK PRICE. Factors such as fluctuations in the Company's operating results, developments in litigation to which the Company is subject, announcements and timing of potential acquisitions, conversion of preferred stock, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

    Developments in any of these areas, which are more fully described elsewhere in "Item 1 -- Business," "Item 3 -- Legal Proceedings," and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 16 of the Company's Annual Report to stockholders, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

    The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not currently vulnerable to a material extent to fluctuations in interest rates, commodity prices, or foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information on pages 17 through 31 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information in response to this Item is incorporated by reference to (i) the biographical information relating to the Company's directors under the caption "Election of Directors" and the information relating to Section 16 compliance under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 15, 1999 (the "Proxy Statement"), and (ii) the information under the caption "Executive Officers of the Registrant" in Part I hereof. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1998.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1.   Financial Statements

          The following financial statements of OrthoLogic Corp. and Independent Auditors' Report are incorporated by reference from pages 19 through 31 of the Annual Report:

          Balance Sheets - December 31, 1998 and 1997.

          Statements of Operations - Each of the three years in the period ended December 31, 1998.

          Statements of Comprehensive Income - Each of the three years in the period ended December 31, 1998.

          Statements of Stockholders' Equity - Each of the three years in the period ended December 31, 1998.

          Statements of Cash Flows - Each of the three years in the period ended December 31, 1998.

          Notes to Financial Statements

     2.   Financial Statement Schedules


                       Valuation and Qualifying Accounts.

Allowance for doubtful accounts

Balance December 31, 1995                                          $ (1,480,000)
1996 Additions charged to expense             (10,151,117)
1996 Deductions to allowance                    3,036,117
Balance December 31, 1996                                            (8,595,000)
1997 Additions charged to expense             (11,246,229)
1997 Deductions to allowance                    8,470,705
Balance December 31, 1997                                           (11,370,524)
1998 Additions charged to expense             (19,529,547)
1998 Deductions to allowance                   11,582,247
Balance December 31, 1998                                          $(19,317,824)

Allowance for inventory reserves

Balance December 31, 1995                                          $          0
1996 Additions charged to expense                (260,602)
1996 Deductions to allowance
Balance December 31, 1996                                              (260,602)
1997 Additions charged to expense                (944,313)
1997 Deductions to allowance                      843,277
Balance December 31, 1997                                              (361,638)
1998 Additions charged to expense              (1,239,181)
1998 Deductions to allowance                      852,421
Balance December 31, 1998                                          $   (748,398)

     3.   Exhibits  and  Management   Contracts,   and  Compensatory  Plans  and
          Arrangements

          All management contracts and compensatory plans and arrangements are identified by footnote after the Exhibit Descriptions on the attached
          Exhibit Index.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits

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

                                       ORTHOLOGIC CORP.

Date:   March 31, 1999                 By        /s/ Thomas R. Trotter
                                           -------------------------------------
                                           Thomas R. Trotter
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                 Date
---------                       -----                                 ----

/s/ Thomas R. Trotter           President, Chief Executive        March 31, 1999
---------------------------     Officer and Director
Thomas R. Trotter               (Principal Executive Officer)



/s/ John M. Holliman III        Chairman of the Board of          March 31, 1999
---------------------------     Directors and Director
John M. Holliman III



/s/ Fredric J. Feldman          Director                          March 31, 1999
---------------------------
Fredric J. Feldman

/s/ Elwood D. Howse, Jr.        Director                          March 31, 1999
---------------------------
Elwood D. Howse, Jr.


/s/ Stuart H. Altman            Director                          March 31, 1999
---------------------------
Stuart H. Altman, Ph.D.

/s/ Augustus A. White III       Director                          March 31, 1999
---------------------------
Augustus A. White III, M.D.


/s/ Terry D. Meier              Senior Vice President and         March 31, 1999
---------------------------     Chief Financial Officer
Terry D. Meier                  (Principal Financial and
                                 Accounting Officer)

                                ORTHOLOGIC CORP.
                      EXHIBIT INDEX TO REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

     4.9     1997 Stock Option Plan of the Company(1)     Exhibit 4.5 to the Company's June
                                                          1997 10-Q

     4.10    Stock Purchase Warrant dated March           Exhibit 4.10 to the Company's 1997 10-K
             2, 1998 issued to Silicon Valley Bank

                                      EX-1

   Exhibit                                                                                         Filed
    No.                       Description                 Incorporated by Reference To:           Herewith
    ---                       -----------                 -----------------------------           --------
4.11     Antidilution Agreement dated March 2,        Exhibit 4.11 to the Company's 1997 10-K
         1998 by and between the Company and
         Silicon Valley Bank

4.12     Amendment to Stock Purchase Warrant          Exhibit  4.1 to the Company's  form 10-Q
         dated May 12, 1998 issued to Silicon         for the quarter ended September 30, 1998
         Valley Bank                                  ("September 1998 10-Q")

4.13     Form of Warrant                              Exhibit 4.1 to the Company's Form 8-K filed
                                                      on July 13, 1998

4.14     Registration Rights Agreement                Exhibit 4.2 to the Company's Form 8-K filed
                                                      on July 13, 1998

5.1      Form of Opinion Letter of Quarles & Brady    Exhibit 5.1 to the Company's S-3 filed on
                                                      August 24, 1998.

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

10.14    [Intentionally omitted]

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

10.18    Maturity Modification Letter dated           Exhibit 10.21 to April 1996 S-3
         March 29, 1996, by Silicon Valley Bank

                                      EX-2

   Exhibit                                                                                    Filed
    No.                       Description                 Incorporated by Reference To:      Herewith
    ---                       -----------                 -----------------------------      --------
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

10.29     [intentionally omitted]

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

                                      EX-3

   Exhibit                                                                                         Filed
    No.                       Description                 Incorporated by Reference To:           Herewith
    ---                       -----------                 -----------------------------           --------
10.40     Employment Agreement effective as of         Exhibit 10.7 to the Company's September
          December 15, 1997 by and between the         1997 10-Q
          Company and William C. Rieger (1)

10.41     Transitional Employment Agreement            Exhibit 10.40 to the Company's 1997
          dated February 2, 1998 by and between        10-K
          the Company and Allen R. Dunaway (1)

10.42     Employment Agreement effective as of         Exhibit 10.42 to the Company's 1997
          March 16, 1998 by and between the            10-K
          Company and Terry D. Meier (1)

10.43     Revised and Restated Employment              Exhibit 10.43 to the Company's 1997
          Agreement effective as of March 16,          10-K
          1998 by and between the Company and
          Allan M. Weinstein(1)

10.44     Loan and Security Agreement dated            Exhibit 10.44 to the Company's 1997
          March 2, 1998 by and between the             10-K
          Company and Silicon Valley Bank

10.45     Registration Rights Agreement dated          Exhibit 10.45 to the Company's 1997
          March 2, 1998 by and between the             10-K
          Company and Silicon Valley Bank

10.46     Licensing Agreement with Chrysalis           Exhibit 10.1 to the Company's September
          Biotechnolgoy, Inc.                          1998 10-Q

10.47     1998 Management Bonus Program                Exhibit 10.2 to the Company's September
                                                       1998 10-Q

10.48     Loan Modification Agreement dated            Exhibit 10.3 to the Company's September
          May 12, 1998 by and between the              1998 10-Q
          Company and Silicon Valley Bank

10.49     Securities Purchase Agreement                Exhibit 10.1 to the Company's Form 8-K
                                                       filed on July 13, 1998

11.1      Statement of Computation of Net Income                                                        X
          (Loss) per Weighted Average Number of
          Common Shares Outstanding

13.1      Portions of 1998 Annual Report to                                                             X
          Stockholders

21.1      Subsidiaries of Registrant                   Exhibit 21.1 to the Company's 1997 10-K

23.1      Consent of Deloitte & Touche LLP                                                              X

27        Financial Data Schedule                                                                       X

----------

(1)  Management contract or compensatory plan or arrangement

* The Company has entered into a separate indemnification agreement with each of its current direct and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Company has filed the form of such indemnification agreement.

                                      EX-4