Form 10-K/A
period 1998-12-31
ORTHOLOGIC CORP
filed 1999-04-09
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _________________

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated by reference to (i) the biographical information relating to the Company's directors under the caption "Election of Directors" and the information relating to Section 16 compliance under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 4, 1999 (the "Proxy Statement"), and (ii) the information under the caption "Executive Officers of the Registrant" in Part I hereof. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1998.

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

                                        ORTHOLOGIC CORP.

Date:   April 2, 1999                   By    /s/ Thomas R. Trotter
                                          -------------------------------------
                                          Thomas R. Trotter
                                          President and Chief Executive Officer

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

10.49     Securities Purchase Agreement                Exhibit 10.1 to the Company's Form 8-K
                                                       filed on July 13, 1998

11.1      Statement of Computation of Net Income       Exhibit 11.1 to the Company's Annual
          (Loss) per Weighted Average Number of        Report on Form 10-K for the year ended
          Common Shares Outstanding                    December 31, 1998 ("1998 10-K")

13.1      Portions of 1998 Annual Report to            Exhibit 13.1 to the Company's 1998 10-K
          Stockholders

21.1      Subsidiaries of Registrant                   Exhibit 21.1 to the Company's 1997 10-K

23.1      Consent of Deloitte & Touche LLP             Exhibit 23.1 to the Company's 1998 10-K

23.2      Independent Auditors' Report                                                                 X

27        Financial Data Schedule                      Exhibit 27 to the Company's 1998 10-K

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