Form 10-Q
period 1999-03-31
ORTHOLOGIC CORP
filed 1999-05-14
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31,1999
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to   _______________________

Commission File Number: 0-21214


                                ORTHOLOGIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               86-0585310
--------------------------------                           -------------------
(State of other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

1275 W. Washington Street, Tempe, Arizona                         85281
-----------------------------------------                  -------------------
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

        25,455,590 shares of common stock outstanding as of April 30,1999

                                ORTHOLOGIC CORP.



                                      INDEX

                                                                        PAGE NO.
Part I    Financial Information

          Item 1. Financial Statements

          Consolidated Balance Sheets
              March 31,1999 and December 31,1998 ...........................2

          Consolidated Statements of Operations and of
            Comprehensive Income
              Three Months ended March 31,1999 and 1998 ....................3

          Consolidated Statements of Cash Flows
              Three Months ended March 31,1999 and 1998 ....................4

          Notes to Consolidated Financial Statements .......................5

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ........10


Part II   Other Information

          Item 1.  Legal Proceedings ......................................14

          Item 6.  Exhibits and Reports on Form 8 K .......................14

                                ORTHOLOGIC CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                    UNAUDITED


                                                        March 31,   December 31,
ASSETS                                                    1999          1998
                                                        ---------     ---------
Cash and cash equivalents                               $   3,698     $   1,714
Short-term investments                                      1,248         6,053
Accounts receivable                                        28,501        27,031
Inventory                                                  11,075        11,960
Prepaids and other current assets                           1,576           799
Deferred income taxes                                       2,640         2,643
                                                        ---------     ---------
     Total Current assets                                  48,738        50,200

Furniture, rental fleet and equipment                      23,515        21,962
Accumulated depreciation                                   (9,975)       (9,095)
                                                        ---------     ---------
     Furniture and equipment, net                          13,540        12,867
                                                        ---------     ---------

Goodwill and other intangibles                             30,245        30,568
Deposits and other assets                                     717           345
                                                        ---------     ---------
     Total Assets                                       $  93,240     $  93,980
                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                        $   2,934     $   3,039
Loan payable-current portion                                  250           500
Obligations under co-promotion agreement                        -         1,000
Accrued liabilities                                         7,050         6,844
                                                        ---------     ---------
     Total current liabilities                             10,234        11,383
                                                        ---------     ---------
Deferred rent and capital lease obligation                    270           196
                                                        ---------     ---------
     Total liabilities                                     10,504        11,579
                                                        ---------     ---------
Series B Convertible Preferred Stock                       14,794        14,176

Stockholders' Equity

Common Stock                                                   13            13
Additional paid in capital                                120,026       119,659
Accumulated deficit                                       (51,932)      (51,419)
Comprehensive Income (loss)                                  (165)          (28)
                                                        ---------     ---------
     Total stockholders' equity                            67,942        68,225
                                                        ---------     ---------
     Total Liabilities and Stockholders' Equity         $  93,240     $  93,980
                                                        =========     =========

See notes to consolidated financial statements

                                ORTHOLOGIC CORP.
        CONSOLIDATED STATEMENT OF OPERATIONS AND OF COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                    UNAUDITED

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1999              1998
                                                     --------          --------
Revenues                                             $ 21,068          $ 19,109

Cost of revenues                                        4,718             4,416
                                                     --------          --------
Gross profit                                           16,350            14,693

Operating expenses
  Selling, general and administrative                  15,738            23,821
  Research and development                                520               498
  Restructuring and other charges                          --              (399)
                                                     --------          --------
       Total operating expenses                        16,258            23,920
                                                     --------          --------

Operating income (loss)                                    92            (9,227)

  Other income
  Grant revenue                                             1                --
  Interest income                                          56                97
                                                     --------          --------
       Total other income                                  57                97
                                                     --------          --------

Income (loss) before income taxes                         149            (9,130)

Provision for income taxes                                 16                 0
                                                     --------          --------
Net income (loss)                                         133            (9,130)
                                                     --------          --------
Accretion on non cash preferred stock dividend           (618)               --
                                                     --------          --------
Net loss applicable to common stockholders           $   (485)         $ (9,130)
                                                     ========          ========

BASIC EARNINGS PER SHARE

Net loss per common share                            $  (0.02)         $  (0.36)
                                                     ========          ========

Weighted average number of common and equivalent
  shares outstanding                                   25,379            25,267
                                                     ========          ========

DILUTED EARNINGS PER SHARE

Net loss per common and equivalent shares            $  (0.02)         $  (0.36)
                                                     ========          ========

Weighted average number of common and diluted
  shares outstanding                                   25,379            25,267
                                                     ========          ========

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Net loss applicable to common stockholders           $   (485)         $ (9,130)
Foreign translation adjustment                           (165)              (13)
                                                     --------          --------
Comprehensive loss applicable to common
 stockholders                                        $   (650)         $ (9,143)
                                                     ========          ========

See notes to consolidated financial statements

                                ORTHOLOGIC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    UNAUDITED

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          1999        1998
                                                        -------     -------

OPERATING ACTIVITIES
  Net profit (loss)                                     $   133     $(9,130)
    Non cash items:
    Depreciation and amortization                         1,441       2,181

    Net change in other operating items:
    Accounts receivable                                  (1,470)      6,966
    Inventories                                             855      (1,184)
    Prepaids and other current assets                      (744)       (191)
    Deposits and other assets                              (372)        (70)
    Accounts payable                                       (105)        963
    Accrued and other current liabilities                   206      (1,591)
                                                        -------     -------
        Cash flows used in operating activities             (56)     (2,056)
                                                        -------     -------

INVESTING ACTIVITIES
    Purchase of fixed assets                             (1,614)     (3,342)
    Acquisitions, net of cash acquired                     (176)        (81)
    Investments in Chrysalis                                 --        (750)
    Sales of short-term investments                       4,804       1,073
                                                        -------     -------
      Cash flows provided by (used in) investing
        activities                                        3,014      (3,100)
                                                        -------     -------

FINANCING ACTIVITIES
    Payments on capital leases & long term debt              73        (274)
    Payments on loan payable                               (250)         --
    Payments under co-promotion agreement                (1,000)     (1,000)
    Foreign Exchange                                       (165)        (28)
    Net proceeds from stock option exercises                368          61
                                                        -------     -------
      Cash flows used in financing activities              (974)     (1,241)
                                                        -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,984      (6,397)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            1,714       7,783
                                                        -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 3,698     $ 1,386
                                                        =======     =======


Supplemental disclosure of cash flow information
    Accretion of non cash preferred stock dividend      $   618          --
    Cash paid during the period for interest            $    35     $    10
    Cash paid during the period for income taxes        $    80          --

See notes to consolidated financial statements

                                ORTHOLOGIC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    FINANCIAL STATEMENT PRESENTATION

      The consolidated balance sheet as of March 31,1999, and the consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998 are unaudited, however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 1998 is derived from the Company's audited financial statements included in the 1998 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

     The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based primarily on trends in historical collection statistics, consideration of current events, payer mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party health insurance plans, including Medicare. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or preauthorized reimbursement rates when billed. Some billings are subject to adjustments. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. Any differences between estimated reimbursement and final determinations are reflected in the year finalized.

2.   CO-PROMOTION AGREEMENT

     The Company entered into an exclusive co-promotion agreement (the "Agreement") with Sanofi Pharmaceuticals Inc. ("Sanofi") at a cost of $4.0 million on June 23, 1997 for the purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee. During 1997 and 1998 the Company paid $3.0 million of this amount. The remaining $1.0 million was paid in the first quarter of 1999. The initial term of the agreement ends on December 31, 2002. Upon the expiration of the initial term, Sanofi may terminate the agreement, extend the agreement for up to ten additional one year periods or enter into a revised agreement with the Company. Management believes it is mutually beneficial for both parties to extend the agreement beyond the initial period. Upon termination of the agreement, Sanofi must pay the Company the amount equal to 50% of the gross compensation paid to the Company, pursuant to the Agreement, for the immediately preceding year.

     The Company's sales force began to promote Hyalgan in the third quarter of 1997. Fee revenue of $1.6 and $1.8 million was recognized during the first quarters of 1999 and 1998 respectively.

3.   LICENSING AGREEMENT

     The Company announced in January 1998 that it had acquired a minority equity interest in a biotech firm, Chrysalis BioTechnology, Inc. for $750,000. As part of the transaction, the Company was awarded a nine-month world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and certain milestone payments to Chrysalis by the Company. As part of the equity investment OrthoLogic acquired options to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expensed in the third quarter of 1998 and the Agreement was extended to January 1999. In January 1999, the Company exercised its option to license the U.S. development, marketing and distribution rights for Chrysalin, for fresh fracture indications. The Company will pursue commercialization of Chrysalin, initially seeking Food and Drug Administration ("FDA") approval for the human clinical trials for the fracture-healing indication. The
     Company projects that Chrysalin could receive all the necessary FDA approvals and be introduced in the market during 2003. There can be no assurance, however, that the clinical trials will result in favorable data or that FDA approvals, if sought, will be obtained. Significant additional costs will be necessary to compete development of this product.

4.   LITIGATION

     During 1996, certain lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder.

     Plaintiffs in these actions alleged that correspondence received by the Company from the FDA regarding the Company's OrthoLogic 1000 Bone Growth Stimulator was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further alleged that practices referenced in the correspondence operated as a fraud against plaintiffs. Plaintiffs further alleged that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to the plaintiffs.

     The actions were consolidated for the purposes in the United States District court for the District of Arizona. On March 31, 1999, the judge in the consolidated case before the United States District Court granted the Company's Motion to Dismiss and entered an order dismissing all claims in the suit against the Company and two individual officers/directors. The judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants.

     In addition to the case proceeding in the United States District Court, the Company had been served with a substantially similar action filed in Arizona State Court alleging state law causes of action grounded in the same set of facts. By agreement between the parties this action was stayed while the federal actions proceeded. In early May 1999, the Company filed a Motion to Dismiss this case with the Arizona State Court.

     In addition to the foregoing, a shareholder derivative complaint alleging, among other things, breach of fiduciary duty in connection with the conduct alleged in the aforesaid federal and state court class actions have also been filed in Arizona State Court. That action was stayed pending action on the federal court proceedings.

     Management believes that the remaining allegations in the federal court case and the state court case are without merit and will vigorously defend against them.

     At March 31,1999, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business.

     The costs associated with defending the above allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying Financial Statements. In management's opinion, the ultimate resolution of the above legal proceeding will not have a material effect on the financial positions, results of operations, or cash flow of the Company.

5.   COMMITMENTS

     The Company has secured a $7.5 million accounts receivable revolving line of credit and a $2.5 million revolving term loan from a bank. The maximum amount that may be borrowed under this agreement is $10 million. The Company may borrow up to 80% of eligible accounts receivable under the accounts receivable revolving line of credit and 50% of the net book value of the Continuous Passive Motion ("CPM") fleet under the revolving term loan. The accounts receivable revolving line of credit matures May 1, 2000, and the revolving term loan on November 31, 1999. Interest is payable monthly on the accounts receivable revolving line of credit and amortized principal and interest are due monthly on the revolving term loan. The interest rate is prime plus 1.05% for the accounts receivable line of credit, and prime plus .65% for the revolving term loan. There are certain financial convenants and reporting requirements associated with the loans. In connection with these loans the Company issued a warrant in 1998 to purchase 10,000 shares of Common Stock at a price of $6.13. These warrants expire in 2003.

6.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     During the first quarter of 1998, the Company recorded a charge of approximately $9.3 million for additional bad debt expense. The charge was a result of a management decision during the first quarter of 1998 to focus proportionately more resources on collection of current sales and on re-engineering the overall process of billing and collections. Management determined it was no longer considered to be cost effective to expend significant resources on the collection of the older receivables as had been done in the past

7.   SERIES B CONVERTIBLE PREFERRED STOCK

     In July 1998, the Company completed a private placement with two investors, an affiliate of Credit Suisse First Boston Corp. and Capital Ventures International. Under the terms of the Purchase Agreement, OrthoLogic sold 15,000 shares of Series B Convertible Preferred Stock for $15 million (prior to costs). The Series B Convertible Preferred Stock will automatically convert, to the extent not previously converted, into Common Stock four years following the date of issuance. Each share of Series B Convertible Preferred Stock is convertible into Common Stock at a per share price equal to the lesser of the average of the 10 lowest closing bids during the 30 days prior to conversion or, 103% of the average of the closing bids for the 10 days prior to the 300th day following the issuance. The Series B Convertible Preferred Stock is convertible into Common Stock prior to the 300th day after issuance upon the occurrence of certain events (in which case the conversion price will be the average of the 10 lowest closing bids during the 30 days prior to conversion). In the event of certain Mandatory Redemption Events, each holder of Series B Preferred Shares will have the right to require the Company to redeem those shares for cash at the Mandatory Redemption Price. Mandatory Redemption Events include, but are not limited to: the failure of the Company to timely deliver Common Shares as required under the terms of the Series B Preferred Shares or Warrants; the Company's failure to satisfy registration requirements applicable to such securities; the failure by the Company's stockholders to approve the transactions contemplated by the Securities Purchase Agreement relating to the issuance of the Series B Preferred Shares; the failure by the company to maintain the listing of its Common Stock on NASDAQ or another national securities exchange; and certain transactions involving the sale of assets or business combinations involving the Company. In the event of any liquidation, dissolution or winding of the Company, holders of the Series B Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of Common Stock, the Stated Value for each Series B Preferred Share outstanding at that time. The Purchase Agreement contains strict covenants that protect against hedging and short-selling of OrthoLogic Common Stock while the purchasers hold shares of the Series B Convertible Preferred Stock.

     In connection with the private placement of the Series B Convertible Preferred Stock, OrthoLogic issued to the purchasers warrants to purchase 40 shares of Common Stock for each share of Series B Convertible Preferred Stock, exercisable at $5.50 per share. These warrants expire in 2008. The warrants were valued at $1,093,980. Additional costs of the private placement were approximately $966,000. Both the value of the warrants and the cost of the private placement will be recognized over the 10 month conversion period as an "accretion of non-cash Preferred Stock Dividends" for the amount of $617,994 per quarter. The Company filed a registration statement covering the underlying Common Stock.

     Proceeds from the private placement are being used to fund new product opportunities, including SpinaLogic, Chrysalin and Hyalgan as well as to complete the re-engineering of the Company's key business processes.

8.   RELATED PARTIES

     On February 9,1999, the Company loaned $157,800 to an officer of the Company. The note plus accrued interest is payable on June 15,1999.

9.   SUBSEQUENT EVENTS

     The U.S. Food and Drug Administration ("FDA") on April 21,1999 approved, as a pre-market approval ("PMA") supplement, an updated post-marketing Patient Registry information sheet for the OrthoLogic (R) Bone Growth Stimulator. This data reflects the new non-union definition approved by the FDA in June 1998 which states that a fracture is considered non-union when the fracture site shows no visible progress signs of healing.

               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

REVENUES

The  Company  reported   revenues  of  $21.0  million  for  the  first  quarter,
representing a 10.2% increase from revenues of $19.1 million for the first quarter of 1998. Sales for the first quarter exceeded expectations.

GROSS PROFIT

Gross profit increased from $14.7 million for the three months ended March 31,1998 to $16.3 million for the three months ended March 31,1999. Gross profit for the period, as a percentage of revenue, was 78% compared to 77% for the comparable period during 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 were $16.3 million, down $7.6 million from the comparable period in 1998. The decrease from 1998 is due to the fact that first quarter of 1998 included an increase in the allowance for doubtful accounts over the normal quarterly provision. During the first quarter of 1998, the Company recorded a charge of approximately $9.3 million for additional bad debt expense. The charge was a result of a management decision during the first quarter of 1998 to focus proportionately more resources on collection of current sales and on re-engineering the overall process of billing and collections. Management determined it was no longer considered to be cost effective to expend significant resources on the collection of the older receivables as had been done in the past.

The bad debt charge during the quarter ended March 31, 1999 was $8.2 million less than the bad debt expense for the comparable period in 1998. The decrease was partially offset by an increase in commission expense. Commission expenses for the quarter ending March 31, 1999 were $1.6 million as compared to $1.2 million for the quarter ending March 31,1998. The increase in commission expense is directly related to the increase in sales.

RESEARCH AND DEVELOPMENT

Research and Development ("R&D") expenses were $520,000 for the three months ending March 31,1999 compared to $498,000 for the comparable 1998 period. There are no significant variances between the two years.

OTHER INCOME AND EXPENSES

Other income declined to $57,000 in the three months ending March 31, 1999 from $97,000 during the same period in 1998. This decrease is attributed to a reduction in cash and investments, which has yielded a reduction in interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

On March 31,1999, the Company had cash and investments of $4.9 million compared to $7.8 million (including short-term investments) at December 31, 1998. The change in cash and investments is primarily the result of a $1 million payment under the Co-Promotion Agreement, a payment of $750,000 to Chrysalin and a $1.5 million increase in accounts receivable. Cash used by operations amounted to $56,000 during the three month period. The Company has an available $7.5 million accounts receivable revolving line of credit and a $2.5 million revolving term line of credit with a bank.

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

The Company began the implementation of this plan in fiscal year 1998. All internal IT systems and non-IT systems were inventoried during the assessment phase of the plan. The first execution of the plan occurred in June 1998 when the Company transferred all internal processing systems for accounting, manufacturing, third party billing, inventory and other operational processes to Year 2000 compliant software. In addition, in the ordinary course of business, as the Company periodically replaces computer equipment and software, it will acquire only year 2000 compliant products. The Company presently believes that its software replacements and planned modifications of certain existing computer equipment and software will be completed on a timely basis so as to avoid any of the potential Year 2000 related disruptions or malfunctions of its computer equipment and software.

The Company has completed its compliance review of virtually all of its products and has not learned of any products that it manufactures that will cease functioning or experience an interruption in operations as a result of the transition to the year 2000.

COSTS: The Company has used both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred to date on the Year 2000 compliance. Such costs are principally payroll and related costs for internal IT personnel. The cost to date have been less than $100,000. Future costs related to Year 2000 compliance is anticipated to be less than $100,000 for fiscal year 1999. External costs have been incurred for the normal system upgrades and software conversions related to other operational requirements.

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

CONTINGENCY PLAN: A contingency plan has not yet been developed for dealing with the most likely worst case scenarios. As part of its continuous assessment process, the Company is developing contingency plans as necessary. These plans could include, but are not limited to, use of alternative suppliers and vendors, substitutes for banking institutions, and the development of alternative payments solutions in dealing with third party payors. The Company currently plans to complete such contingency planning by December 1999.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of results of operations and financial condition, statements of future economic performance, and general or specific statements of future expectations and beliefs. The matters covered by such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the

Company to differ materially from those contemplated or implied by such forward-looking statements. Important factors which may cause actual results to differ include, but are not limited to, the following matters, which are discussed in more detail in the Company's Form 10-K for the 1998 fiscal year:

The Company's lack of experience with respect to newly acquired technologies and products may reduce the Company's ability to exploit the opportunites offered by the acquisitions discussed in the annual report. Potential difficulties in integrating the operations of newly acquired businesses may impact negatively on the Company's ability to realize benefits from the acquisitions. The Company intends to pursue sales in international markets. The Company, however, has had little experience in such markets. Expanded efforts at pursuing new markets necessarily involves expenditures to develop such markets and there can be no assurance that the results of those efforts will be profitable. There can be no assurance that the Company's estimates of the market will not cause the nature and extent of that market to deviate materially from the Company's expectations. To the extent that the Company presently enjoys perceived technological advantages over competitiors, technological innovation by present or future competitors may erode the Company's position in the market. To sustain long-term growth, the Company must develop and introduce new products and expand applications of existing products; however, there can be no assurance that the Company will be able to do so or that the market will accept any such new products or applications. The Company operates in a highly regulated environment and cannot predict the actions of regulatory authorities. The action or non-action of regulatory authorities may impede the development and introduction of new products and new applications for existing products, and may have temporary or permanent effects on the Company's marketing of its existing or planned products. There can be no assurance that the influence of managed care will continue to grow either in the United States or abroad, or that such growth will result in greater acceptance or sales of the Company's products. In particular, there can be no assurance that existing or future decision makers and third party payors within the medical community will be receptive to the use of the Company's products or replace or supplement existing or future treatments. Moreover, the transition to managed care and the increasing consolidation underway in the managed care industry may concentrate economic power among buyers of the Company's products, which concentration could foreseeable adversely affect the Company's margins. Although the company believes that existing litigation initiated against the Company is without merit and the Company intends to defend such litigation vigorously, an adverse outcome of such litigation could have a material adverse effect on the Company's business, financial condition and results of operation.

Part II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See "Note 4 - Litigation" of the Notes to Consolidated Financial Statements above.

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



ORTHOLOGIC CORP.
----------------
(Registrant)

Signature                              Title                                      Date
---------                              -----                                      ----
/s/ Thomas R. Trotter       President and Chief Executive Officer               May 10, 1999
---------------------       (Principal Executive Officer)
Thomas R. Trotter



/s/ Terry D. Meier          Sr. Vice-President and Chief Financial Officer      May 10, 1999
---------------------       (Principal Financial and Accounting Officer)
Terry D. Meier
