Form 10-Q
period 1999-06-30
ORTHOLOGIC CORP
filed 1999-08-11
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999
                                   -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to ______________

    Commission File Number: 0-21214

                                ORTHOLOGIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                                86-0585310
-------------------------------             ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1275 W. Washington Street, Tempe, Arizona                   85281
-----------------------------------------                 ---------
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

        25,520,590 shares of common stock outstanding as of June 30,1999

                                ORTHOLOGIC CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I Financial Information

   Item 1. Financial Statements

           Consolidated Balance Sheets
             June 30,1999 and December 31,1998 ............................   2

           Consolidated Statements of Operations and of
           Comprehensive Income
             Three months and six months ended June 30,1999 and 1998 ......   3

           Consolidated Statements of Cash Flows
             Six months ended June 30,1999 and 1998 .......................   4

           Notes to Consolidated Financial Statements .....................   5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................  10

Part II Other Information

   Item 1.  Legal Proceedings .............................................  14

   Item 4.  Submission of Matters to Vote of Security Holders .............  14

   Item 5.  Deadline for Shareholders Proposals ...........................  14

   Item 6.  Exhibits and Reports on Form 8-K ..............................  14

PART I - Financial Information
Item 1.  Financial Statements

                               OrthoLogic, Corp.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)
                                   Unaudited
                                                      June 30,      December 31,
                                                       1999             1998
                                                     ---------       ---------
ASSETS

Cash and cash equivalents                            $   3,391       $   1,714
Short term investments                                     501           6,053
Accounts receivable                                     29,349          27,031
Inventory                                                9,972          11,960
Prepaids and other current assets                        1,383             799
Deferred income tax                                      2,637           2,643
                                                     ---------       ---------
  Total current assets                                  47,233          50,200

Furniture, rental fleet and equipment                   24,664          21,962
Accumulated depreciation                               (11,035)         (9,095)
                                                     ---------       ---------
   Furniture and equipment, net                         13,629          12,867

Intangibles, net                                        29,747          30,568
Deposits and other assets                                  619             345
                                                     ---------       ---------

     Total assets                                    $  91,228       $  93,980
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                   $   1,936       $   3,039
  Loan payable - current portion                           125             500
  Obligations under co-promotion agreement                  --           1,000
  Accrued liabilities                                    6,198           6,844
                                                     ---------       ---------
   Total current liabilities                             8,259          11,383

Deferred rent and capital lease obligations                226             196
                                                     ---------       ---------

   Total liabilities                                     8,485          11,579
                                                     ---------       ---------

Series B Convertible Preferred Stock                    15,000          14,176
                                                     ---------       ---------
Stockholders' Equity

  Common stock                                              13              13
  Additional paid-in capital                           120,245         119,659
  Accumulated deficit                                  (52,265)        (51,406)
  Comprehensive income (loss)                             (250)            (41)
                                                     ---------       ---------
   Total stockholders' equity                           67,743          68,225
                                                     ---------       ---------

     Total liabilities and stockholders' equity      $  91,228       $  93,980
                                                     =========       =========

See notes to condensed consolidated financial statements

                               OrthoLogic, Corp.
   Condensed Consolidated Statement of Operations and of Comprehensive Income
                                 (in thousands)
                                   Unaudited

                                                   Three months ended June 30,     Six months ended June 30,
                                                   ---------------------------     -------------------------
                                                      1999             1998           1999           1998
                                                    --------         --------       --------       --------
Revenues                                            $ 20,728         $ 17,501       $ 41,796       $ 36,610
Cost of revenues                                       4,609            4,203          9,327          8,619
                                                    --------         --------       --------       --------
Gross profit                                          16,119           13,298         32,469         27,991

Operating expenses
  Selling, general and administrative                 15,777           16,694         31,515         40,515
  Research and development                               556              545          1,076          1,043
  Restructuring and other charges                         --               --           (399)            --
                                                    --------         --------       --------       --------

Total operating expenses                              16,333           17,239         32,591         41,159

Operating loss                                          (214)          (3,941)          (122)       (13,168)

Other income
  Grant/other revenue                                     --               --              1             --
  Interest income                                         46               40            102            137
                                                    --------         --------       --------       --------
Total other income                                        46               40            103            137
                                                    --------         --------       --------       --------

Loss before income taxes                                (168)          (3,901)           (19)       (13,031)
Provision for income taxes                                --               --             16             --
Net loss                                            $   (168)        $ (3,901)      $    (35)      $(13,031)
                                                    ========         ========       ========       ========

Accretion of non-cash preferred stock dividend          (206)              --           (824)            --
                                                    --------         --------       --------       --------

Net loss applicable to common shareholder           $   (374)        $ (3,901)      $   (859)      $(13,031)
                                                    ========         ========       ========       ========

BASIC EARNINGS PER SHARE

Net loss per common share                           $  (0.01)        $  (0.15)      $  (0.03)      $  (0.52)
                                                    --------         --------       --------       --------
Weighted average number of common
 shares outstanding                                 $ 25,492         $ 25,293       $ 25,436       $ 25,276
                                                    --------         --------       --------       --------
DILUTED EARNINGS PER SHARE

Net loss per common and equivalent shares           $  (0.01)        $  (0.15)      $  (0.03)      $  (0.52)
                                                    --------         --------       --------       --------
Weighted shares outstanding                           25,492           25,293         25,436         25,276
                                                    --------         --------       --------       --------
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Net loss applicable to common shareholders              (374)          (3,901)          (859)       (13,031)
Foreign translation adjustment                           (45)             (22)          (209)           (35)
                                                    --------         --------       --------       --------
Comprehensive loss applicable to common
 shareholders                                           (419)          (3,923)        (1,068)       (13,066)

See notes to condensed consolidated financial statements

                                ORTHOLOGIC, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                     Six months ended June 30,
                                                     -------------------------
                                                        1999            1998
                                                      --------        --------
OPERATING ACTIVITIES
  Net loss                                            $    (35)       $(13,031)

  Noncash items:
    Depreciation and amortization                        3,062           3,913
    Net change on other operating items:
    Accounts receivable                                 (2,319)          7,344
    Inventory                                            1,988          (2,346)
    Prepaids and other current assets                     (577)             75
    Deposits and other assets                             (274)           (297)
    Accounts payable                                    (1,102)            685
    Accrued liabilities                                   (646)         (2,201)
                                                      --------        --------
     Cash flows provided by (used in) operating
       activities                                           97          (5,858)
                                                      --------        --------
INVESTING ACTIVITIES
  Purchase of fixed assets, net                         (2,833)         (5,167)
  Cash paid for acquisition, net                          (171)            (81)
  Investment in Chrysalis                                   --            (750)
  Sales (Purchases) of short-term investments            5,552           4,568
                                                      --------        --------
     Cash flows provided by (used in) investing
       activities                                        2,548          (1,430)
                                                      --------        --------
FINANCING ACTIVITIES
  Payments on capital leases                                30            (402)
  Payment on loan payable                                 (375)          1,504
  Payments under co-promotion agreement                 (1,000)         (1,000)
  Foreign exchange                                        (209)            (49)
  Net proceeds from stock option exercises                 586             240
                                                      --------        --------
     Cash flows provided by (used in) financing
       activities                                         (968)            293
                                                      --------        --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        1,677          (6,995)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                               1,714           7,783
                                                      --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  3,391        $    788
                                                      ========        ========

Supplemental disclosure of cash flow information
  Accretion of non-cash preferred stock dividend           824               0
  Cash paid during the period for interest                  56              30

See notes to condensed consolidated financial statements

                                ORTHOLOGIC CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENT PRESENTATION

   The consolidated balance sheet as of June 30,1999, and the consolidated statements of operations and comprehensive income for the three months ended June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited, however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 1998 is derived from the Company's audited financial statements included in the 1998 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

   The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, which is based primarily on trends in historical collection statistics, consideration of current events, payer mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party health insurance plans, including Medicare. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are subject to adjustments in the near term, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the year finalized.

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

   The Company's sales force began to promote Hyalgan in the third quarter of 1997. Fee revenue of $2.0 and $1.8 million was recognized during the second quarters of 1999 and 1998 respectively.

3. LICENSING AGREEMENT

   The Company announced in January 1998 that it had acquired a minority equity interest in a biotech firm, Chrysalis BioTechnology, Inc. for $750,000. As part of the transaction, the Company was awarded a nine-month world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and certain milestone payments to Chrysalis by the Company. As part of the equity investment OrthoLogic acquired options to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expensed in the third quarter of 1998 and the Agreement was extended to January 1999. In January 1999, the Company exercised its option to license the U.S. development, marketing and distribution rights for Chrysalin, for fresh fracture indications. The Company will pursue commercialization of Chrysalin, initially seeking Food and Drug Administration ("FDA") approval for the human clinical trials for the fracture-healing indication. The Company has elected not to exercise its option to license worldwide (excluding the US) development, marketing and distribution rights for Chrysalin for fracture and orthopedic applications which expired on June 30, 1999. The Company projects that Chrysalin could receive all the necessary FDA approvals and be introduced in the market during 2003. There can be no assurance, however, that the clinical trials will result in favorable data or that FDA approvals, if sought, will be obtained. Significant additional costs will be necessary to compete development of this product.

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

   In addition to the case proceeding in the United States District Court, the Company had been served with a substantially similar action filed in Arizona State Court alleging state law causes of action grounded in the same set of facts. By agreement between the parties this action was stayed while the federal actions proceeded. In early May 1999, the Company filed a Motion to Dismiss this case with the Arizona State Court. The Court denied the motion in July 1999 and discovery is proceeding in the case.

   In addition to the foregoing, a shareholder derivative complaint alleging, among other things, breach of fiduciary duty in connection with the conduct alleged in the aforesaid federal and state court class actions have also been filed in Arizona State Court. That action has been stayed pending action in the federal court proceedings.

   Management believes that the remaining allegations in the federal court case and the state court case are without merit and will vigorously defend against them.

   At June 30,1999, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business.

   The costs associated with defending the above allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying Financial Statements. In management's opinion, the ultimate resolution of the above legal proceedings will not have a material effect on the financial position, results of operations, or cash flow of the Company.

5. COMMITMENTS

   The Company has secured a $7.5 million accounts receivable revolving line of credit and a $2.5 million revolving term loan from a bank. The maximum amount that may be borrowed under this agreement is $10 million. The Company may borrow up to 80% of eligible accounts receivable under the accounts receivable revolving line of credit and 50% of the net book value of the Continuous Passive Motion ("CPM") fleet under the revolving term loan. The accounts receivable revolving line of credit matures May 1, 2000, and the revolving term loan on November 30, 1999. Interest is payable monthly on the accounts receivable revolving line of credit and amortized principal and interest are due monthly on the revolving term loan. The interest rate is prime plus 1.05% for the accounts receivable line of credit, and prime plus .65% for the revolving term loan. There are certain financial convenants and reporting requirements associated with the loans. In connection with these loans the Company issued a warrant in 1998 to purchase 10,000 shares of Common Stock at a price of $6.13. These warrants expire in 2003.

6. SERIES B CONVERTIBLE PREFERRED STOCK

   In July 1998, the Company completed a private placement with two investors, an affiliate of Credit Suisse First Boston Corp. and Capital Ventures International. Under the terms of the Purchase Agreement, OrthoLogic sold 15,000 shares of Series B Convertible Preferred Stock for $15 million (prior to costs). The Series B Convertible Preferred Stock will automatically convert, to the extent not previously converted, into Common Stock four years following the date of issuance. Each share of Series B Convertible Preferred Stock is convertible into Common Stock at a per share price equal to the lesser of the average of the 10 lowest closing bids during the 30 days prior to conversion or, 103% of the average of the closing bids for the 10 days prior to the 300th day following the issuance ($ 3.0353). In the event of certain Mandatory Redemption Events, each holder of Series B Preferred Shares will have the right to require the Company to redeem those shares for cash at the Mandatory Redemption Price. Mandatory Redemption Events include, but are not limited to: the failure of the Company to timely deliver Common Shares as required under the terms of the Series B Preferred Shares or Warrants; the Company's failure to satisfy registration requirements applicable to such securities; the failure by the Company's stockholders to approve the transactions contemplated by the Securities Purchase Agreement relating to the issuance of the Series B Preferred Shares; the failure by the company to maintain the listing of its Common Stock on NASDAQ or another national securities exchange; and certain transactions involving the sale of assets or business combinations involving the Company. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of Common Stock, the Stated Value for each Series B Preferred Share outstanding at that time. The Purchase Agreement contains strict covenants that protect against hedging and short-selling of OrthoLogic Common Stock while the purchasers hold shares of the Series B Convertible Preferred Stock.

   In connection with the private placement of the Series B Convertible Preferred Stock, OrthoLogic issued to the purchasers warrants to purchase 40 shares of Common Stock for each share of Series B Convertible Preferred Stock, exercisable at $5.50 per share. These warrants expire in 2008. The warrants were valued at $1,093,980. Additional costs of the private placement were approximately $966,000. Both the value of the warrants and the cost of the private placement were recognized over the 10 month conversion period as an "accretion of non-cash Preferred Stock Dividends" for the amount of $617,994 per quarter. The Company filed a registration statement covering the underlying Common Stock.

   Proceeds from the private placement are being used to fund new product opportunities, including SpinaLogic, Chrysalin and Hyalgan as well as to complete the re-engineering of the Company's key business processes.

7. RELATED PARTIES

   On June 15, 1999, the Company extended the maturity date on a loan of $157,800 to an officer of the Company to February 15, 2000.

8. PRE-MARKET APPROVAL SUPPLEMENT

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

9. LEGAL SETTLEMENT

   The Company expensed funds in the second quarter of 1998 to settle a false claims matter with the U.S. Department of Justice in a case that was filed in December 1996 under qui tam provisions of the Federal False Claims Act. The allegations included the submission of claims for reimbursement for a small number of custom medical devices to various federal care programs including Medicare, TRICARE (formerly known as CHAMPUS) and various state Medicaid programs.

   OrthoLogic denies any wrongdoing or liability with respect to the allegations in this matter. Nevertheless, in an effort to avoid the expense, burden and uncertianty of litigation in this case as well as the potential distraction this case could have on the Company's management, the Company agreed to settle this matter. Under the terms of the definitive settlement agreement, OrthoLogic paid and in the second quarter of 1998 expensed $1.0 million to the U.S. Department of Justice, on behalf of several federal health care programs including Medicare, TRICARE, and various state Medicaid programs. In return, the U.S. Department of Justice released the Company's officers, employees, and directors from any causes of actions for civil damages or civil penalties for the various allegations being settled in this matter. The original complaint was dismissed with prejudice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

REVENUES

The Company reported revenues of $20.7 million for the second quarter of 1999 representing an 18% increase over revenues of $17.5 million for the same quarter of 1998. The increase in sales was attributable to increased demand for the Continuous Passive Motion products and Hyalgan. Sales for the OL-1000 Bone Growth Stimulator held consistent with prior quarters' sales. The Company's revenues increased 14% to $41.8 million for the six months ended June 30, 1999 from $36.6 million for the six months ended June 30, 1998

GROSS PROFIT

Gross profits increased from $13.3 million for the three months ended June 30, 1998 to $16.1 million for the three months ended June 30, 1999, a 21% increase. Gross profits as a percentage of revenues was 78% for the quarter compared to 76% for the same period last year. For the six months ended June 30, 1999, gross profits was $32.5 million as compared to $28.0 million for the six months ended June 30, 1998. The change in gross profit represents an increase of 16% for the six months ended June 30, 1999 compared to June 30, 1998. Gross profits as a percentage of revenues was 76% for the six month period ended June 30, 1998 and increased to 78% for the same period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SGA") expenses for the three months ended June 30, 1999 were $15.8 million, a decrease from $16.7 million for the three months ended June 30, 1998. The most significant reason for the reduction in SGA expenses was due to a legal settlement in the period ended June 30, 1998, a reduction in other outside purchased services, and a reduction in advertising expenses. SGA expenses for the six months ended June 30, 1999 were $31.5 million, a decrease from $40.5 million for the six months ended June 30, 1998, a decrease of 22%. The decrease from 1998 is due to the fact that the first quarter of 1998 included an increase in the allowance for doubtful accounts over the normal quarterly provision. During the first quarter of 1998, the Company recorded a charge of approximately $9.3 million for additional bad debt expenses. The charge was the result of a management decision during the first quarter of 1998 to focus proportionately more resources on collection of current sales and on re-engineering the overall process of billing and collections. Management determined it was no longer considered to be cost effective to expend significant resources on the collection of the older receivables as had been done in the past.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses remained relatively unchanged with expenses of $556,000 in the period ended June 30, 1999 compared to $545,000 for the same period last year. R&D expenses for the six months ended June 30, 1999 totaled $1.1 million, a slight increase over the $1.0 million expense for the six months ended June 30, 1998.

OTHER INCOME AND EXPENSES

Other income, consisting of interest income, increased slightly from $40,000 to $46,000 for the periods ended June 30, 1998 and 1999 respectively. For the six month period ended June 30, 1999, other income declined to $103,000 from $137,000 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1999 the Company had cash and investments of $3.9 million compared to $7.8 million as of December 31, 1998. The change in cash and investments is primarily the result of a $1 million payment under the Co-Promotion Agreement, a payment of $750,000 to Chrysalin, and a $2.3 million increase in accounts receivable. Cash provided by operations amounted to $97,000 during the six month period ended June 30, 1999. The Company has an available $7.5 million accounts receivable revolving line of credit and a $2.5 million revolving term line of credit with a bank.

The Company anticipates that its cash and short-term investments on hand, cash from operations and the funds available from the line of credit and revolving term loan will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. There can be no assurances, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, become profitable and collect amounts due from third party payors. Additional funds may be required if the Company is not successful in any of these areas. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

YEAR 2000 COMPLIANCE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

STATE OF READINESS: The Company has implemented a Year 2000 Corporate Compliance Plan (the "Plan") for coordinating and evaluating compliance activities in all business activities. The Company's Plan includes a series of initiatives to ensure that all the Company's computer equipment and software will function properly in the next millennium. "Computer equipment (or hardware) and software" includes systems generally thought of as IT dependent, as well as systems not obviously IT dependent, such as manufacturing equipment, telecopier machines, and security systems.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of results of operations and financial condition, statements of future economic performance, and general or specific statements of future expectations and beliefs. The matters covered by such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or implied by such forward-looking statements. Important factors which may cause actual results to differ include, but are not limited to, the following matters, which are discussed in more detail in the Company's Form 10-K for the 1998 fiscal year.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See "Note 4 - Litigation" of the Notes to Consolidated Financial Statements above.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 4, 1999 to vote on: the election of Class II Directors (Proposal 1); an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of Common Stock available for grant thereunder by 275,000 shares (Proposal 2); to approve the issuance and sale of Series B Convertible Preferred Shares and the reservation for issuance and the issuance of Shares of Common Stock upon conversion of the Series B Convertible Preferred Shares (Proposal 3); to amend the Company's Certificate of Incorporation to increase the number of authorized Shares of Common Stock from 40,000,000 to 50,000,000 shares (Proposal 4); and the ratification of Deloitte & Touche LLP as independent accountant for the fiscal year ending December 31,1999 (Proposal 5). The results are as follows:

Proposal 1

                                 For       Withheld    Abstain   Broker NonVotes
                                 ---       --------    -------   ---------------

John Holliman III             23,123,162   248,286        0             0
Augustus A. White III, M.D.   23,140,712   246,736        0             0

                                 For        Against    Abstain   Broker NonVotes
                                 ---        -------    -------   ---------------
Proposal 2                    20,592,488   2,695,164    99,796
Proposal 3                    14,992,620     903,603    97,056          0
Proposal 4                    22,295,093   1,022,473    69,882          0
Proposal 5                    23,239,227     106,030    42,191          0

A more detailed discussion of each proposal is included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

The Company's directors continuing in office are: Stuart H. Altman, Ph.D., Elwood D. Howse, Jr., Frederic J. Feldman, Ph.D., and Thomas R Trotter.

ITEM 6. EXHIBITS AND REPORTS

      (a) Exhibit Index

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


                                ORTHOLOGIC CORP.
                                  (Registrant)


   Signature                            Title                          Date
   ---------                            -----                          ----



/s/ Thomas R. Trotter          President and Chief Executive       July 30, 1999
--------------------------     Officer (Principal Executive
Thomas R. Trotter              Officer)



/s/ Terry D. Meier             Sr. Vice-President and              July 30, 1999
--------------------------     Chief Financial Officer (Principal
    Terry D. Meier             Financial and Accounting Officer)

                                 EXHIBIT INDEX

                 Exhibit No.                     Description
                 -----------                     -----------

                     27                       Financial Data Schedule