Form 10-Q
period 1999-09-30
ORTHOLOGIC CORP
filed 1999-11-12
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


                         Commission File Number: 0-21214


                                ORTHOLOGIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                          86-0585310
    -------------------------------                          -------------------
    (State of other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

1275 W. Washington Street, Tempe, Arizona                           85281
-----------------------------------------                         ----------
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

      27,280,058 shares of common stock outstanding as of September 30,1999

                                ORTHOLOGIC CORP.

                                      INDEX

                                                                      PAGE NO.
                                                                      --------
Part I. Financial Information

   Item 1. Financial Statements

        Consolidated Balance Sheets
         September 30,1999 and December 31,1998                           3

        Consolidated Statements of Operations and of
         Comprehensive Income Three months and nine months
         ended September 30, 1999 and 1998                                4

        Consolidated Statements of Cash Flows
         Nine months ended September 30,1999 and 1998                     5

        Notes to Consolidated Financial Statements                        7

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                12

Part II. Other Information

   Item 1. Legal Proceedings                                             16

   Item 6. Exhibits and Reports on Form 8-K                              16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                OrthoLogic, Corp.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)
                                    Unaudited

                                                     September 30,  December 31,
                                                         1999          1998
                                                       ---------     ---------
ASSETS

Cash and cash equivalents                              $   5,056     $   1,714
Short term investments                                       488         6,053
Accounts receivable                                       29,541        27,031
Inventory                                                 10,111        11,960
Prepaids and other current assets                          1,145           799
Deferred income tax                                        2,634         2,643
                                                       ---------     ---------
  Total current assets                                    48,975        50,200

Furniture, rental fleet and equipment                     25,472        21,962
Accumulated depreciation                                 (12,093)       (9,095)
                                                       ---------     ---------
   Furniture and equipment, net                           13,379        12,867

Intangibles, net                                          29,248        30,568
Deposits and other assets                                    637           345
                                                       ---------     ---------
     Total assets                                      $  92,239     $  93,980
                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                       $   2,597     $   3,039
Loan payable - current portion                                --           500
Obligations under co-promotion agreement                      --         1,000
Accrued liabilities                                        6,647         6,844
                                                       ---------     ---------
   Total current liabilities                               9,244        11,383

Deferred rent and capital lease obligations                  185           196
                                                       ---------     ---------
   Total liabilities                                       9,429        11,579
                                                       ---------     ---------
Series B Convertible Preferred Stock                      10,950        14,176
                                                       ---------     ---------
Stockholders' Equity

Common stock                                                  14            13
Additional paid-in capital                               124,372       119,659
Accumulated deficit                                      (52,213)      (51,406)
Comprehensive income (loss)                                 (313)          (41)
                                                       ---------     ---------
   Total stockholders' equity                             71,860        68,225
                                                       ---------     ---------
     Total liabilities and stockholders' equity        $  92,239     $  93,980
                                                       =========     =========

See notes to condensed consolidated financial statements

                                OrthoLogic, Corp.
   Condensed Consolidated Statement of Operations and of Comprehensive Income
                      (in thousands, except per share data)
                                    Unaudited

                                                   Three months ended       Nine months ended
                                                      September 30,           September 30,
                                                   --------------------    --------------------
                                                     1999        1998        1999        1998
                                                   --------    --------    --------    --------
Revenues                                           $ 20,258    $ 17,739    $ 62,054    $ 54,350

Cost of revenues                                      4,672       4,293      13,999      12,912
                                                   --------    --------    --------    --------
Gross profit                                         15,586      13,446      48,055      41,438

Operating expenses
   Selling, general and administrative               14,937      15,824      46,452      56,344
   Research and development                             625       1,425       1,701       2,468
   Restructuring and other charges                       --          --          --        (399)
                                                   --------    --------    --------    --------
Total operating expenses                             15,562      17,249      48,153      58,413

Operating income (loss)                                  24      (3,803)        (98)    (16,975)
                                                   --------    --------    --------    --------
Other income
   Grant/other revenue                                    1           2           2           2
   Interest income                                       51         130         153         267
                                                   --------    --------    --------    --------
Total other income                                       52         132         155         269
                                                   --------    --------    --------    --------
Income (loss) before income taxes                        76      (3,671)         57     (16,706)
                                                   --------    --------    --------    --------
Provision for income taxes                               24          --          40          --
                                                   --------    --------    --------    --------
Net income (loss)                                  $     52    $ (3,671)   $     17    $(16,706)
                                                   ========    ========    ========    ========
Accretion of non-cash preferred stock dividend           --        (618)       (824)       (618)
                                                   --------    --------    --------    --------
Net loss applicable to common shareholder          $     52    $ (4,289)   $   (807)   $(17,324)
                                                   ========    ========    ========    ========
BASIC EARNINGS PER SHARE

Net loss per common share                          $   0.00    $  (0.17)   $  (0.03)   $  (0.69)
                                                   --------    --------    --------    --------
Weighted average number of common shares
outstanding                                          25,860      25,300      25,579      25,287
                                                   --------    --------    --------    --------
DILUTED EARNINGS PER SHARE

Net loss per common and equivalent shares          $   0.00    $  (0.17)   $  (0.03)   $  (0.69)
                                                   --------    --------    --------    --------
Weighted shares outstanding                          30,516      25,300      25,579      25,287
                                                   --------    --------    --------    --------
Consolidated Statement of Comprehensive Income

Net income (loss) applicable to common
shareholders                                       $     52    $ (4,289)   $   (807)   $(17,324)

Foreign translation adjustment                          (63)       (145)       (272)       (180)
                                                   ========    ========    ========    ========
Comprehensive loss applicable to common
shareholders                                       $    (11)   $ (4,433)   $ (1,080)   $(17,504)
                                                   ========    ========    ========    ========

See notes to condensed consolidated financial statements

                                ORTHOLOGIC, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                            Nine months ended
                                                                Sept. 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
OPERATING ACTIVITIES
Net loss                                                  $     17     $(16,706)

Noncash items:
  Depreciation and amortization                              4,654        5,464
  Net change on other operating items:
  Accounts receivable                                       (2,510)       8,340
  Inventory                                                  1,849       (1,863)
  Prepaids and other current assets                           (337)         287
  Deposits and other assets                                   (292)        (203)
  Accounts payable                                            (442)        (847)
  Accrued liabilities                                         (197)      (3,624)
                                                          --------     --------
    Cash flows  provided by (used in)
      operating activities                                   2,742       (9,152)
                                                          --------     --------
INVESTING ACTIVITIES
  Purchase of fixed assets, net                             (3,675)      (5,186)
  Cash paid for acquisition, net                              (171)         (81)
  Investment in Chrysalis                                       --         (750)
  Sales (Purchases) of short-term investments                5,565       (1,567)
                                                          --------     --------
    Cash flows provided by (used in)
      investing activities                                   1,719       (7,584)
                                                          --------     --------
FINANCING ACTIVITIES
  Payments on capital leases                                   (11)        (155)
  Payment on loan payable                                     (500)        (375)
  Payments under co-promotion agreement                     (1,000)      (2,000)
  Foreign exchange                                            (272)        (194)
  Proceeds from issuance of convertible
  preferred stock and warrants (net)                                     14,034
  Net proceeds from stock option exercises                     664          240
                                                          --------     --------
    Cash flows  provided by (used in)
      financing activities                                  (1,119)      11,550
                                                          --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           3,342       (5,186)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                  1,714        7,783
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  5,056     $  2,597
                                                          ========     ========

Supplemental disclosure of cash flow information
  Accretion of non-cash preferred stock dividend          $    824     $    618
  Cash paid during the period for interest                      70           70
  Cash paid during the period for income taxes                  --           --

See notes to condensed consolidated financial statements

                                ORTHOLOGIC CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

     The consolidated balance sheet as of September 30, 1999, and the consolidated statements of operations and comprehensive income for the three months ended September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited, however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 1998 is derived from the Company's audited financial statements included in the 1998 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

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

     In addition to the case proceeding in the United States District Court, the Company had been served with a substantially similar action filed in Arizona State Court alleging state law causes of action grounded in the same set of facts. The Company filed a Motion to Dismiss the Complaint in

     Arizona State Court in May 1999. The Court denied the motion in July 1999 and discovery is proceeding in the case. Plaintiffs' Motion for the Class Certification is currently pending before the Court.

     In addition to the foregoing, a shareholder derivative complaint alleging, among other things, breach of fiduciary duty in connection with the conduct alleged in the aforesaid federal and state court class actions is also pending in the United States District Court for the District of Arizona.
     The Company filed a Motion to Dismiss the Complaint, which is still pending.

     Management believes that the remaining allegations in the federal court case and the state court case are without merit and will vigorously defend against them.

     At September 30,1999, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business.

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

5.   COMMITMENTS

     The Company has secured a $7.5 million accounts receivable revolving line of credit and a $2.5 million revolving term loan from a bank. The maximum amount that may be borrowed under this agreement is $10 million. The Company may borrow up to 80% of eligible accounts receivable under the accounts receivable revolving line of credit and 50% of the net book value of the Continuous Passive Motion ("CPM") fleet under the revolving term loan. The accounts receivable revolving line of credit matures May 1, 2000, and the revolving term loan on November 30, 1999. Interest is payable monthly on the accounts receivable revolving line of credit and amortized principal and interest are due monthly on the revolving term loan. The interest rate is prime plus 1.05% for the accounts receivable line of credit, and prime plus .65% for the revolving term loan. There are certain financial convenants and reporting requirements associated with the loans. In connection with these loans the Company issued a warrant in 1998 to purchase 10,000 shares of Common Stock at a price of $5.75. These warrants expire in 2003.

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

     As of September 30, 1999, 4,050 shares of Series B Convertible Preferred Stock had been converted into 1,727,468 shares of Common Stock.

7.   RELATED PARTIES

     In the second quarter of 1999, the Company extended the maturity date on a loan of $157,800 to an officer of the Company to February 15, 2000.

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

     OrthoLogic   denies  any  wrongdoing  or  liability  with  respect  to  the allegations in this matter. Nevertheless, in an effort to avoid the expense, burden and uncertainty of litigation in this case as well as the potential distraction this case could have on the Company's management, the Company agreed to settle this matter. Under the terms of the definitive settlement agreement, OrthoLogic paid and in the second quarter of 1998 expensed $1.0 million to the U.S. Department of Justice, on behalf of several federal health care programs including Medicare, TRICARE, and various state Medicaid programs. In return, the U.S. Department of Justice released the Company's officers, employees, and directors from any causes of actions for civil damages or civil penalties for the various allegations being settled in this matter. The original complaint was dismissed with prejudice.

10.  SUBSEQUENT EVENTS

     As part of the license agreement (See Note 3), and in conjunction with FDA clearance to begin human trials on Chrysalin, the Company will make and expense a $500,000 milestone payment to Chrysalis BioTechnology, Inc. in the last quarter of 1999.

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

RESULTS OF OPERATIONS

REVENUES

The Company reported revenues of $20.3 million for the third quarter of 1999 representing a 14% increase over revenues of $17.7 million for the same quarter of 1998. Sales for both Fracture Healing and Hyalgan increased over the previous two quarters. The Company's revenues increased 14% to $62.1 million for the nine months ended September 30, 1999 from $54.4 million for the nine months ended September 30, 1998.

GROSS PROFIT

Gross profits increased from $13.4 million for the three months ended September 30, 1998 to $15.6 million for the three months ended September 30, 1999, a 16% increase. Gross profits as a percentage of revenues was 77% for the quarter compared to 76% for the same period last year. For the nine months ended September 30, 1999, gross profits was $48.1 million as compared to $41.4 million for the nine months ended September 30, 1998. Gross profits as a percentage of revenues was 76% for the nine month period ended September 30, 1998 and increased to 77% for the same period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SGA") expenses for the three months ended September 30, 1999 were $14.9 million, a decrease from $15.8 million for the three months ended September 30, 1998. SGA expenses for the nine months ended September 30, 1999 were $46.5 million, a decrease from $56.3 million for the nine months ended September 30, 1998, a decrease of 18%. The decrease from 1998 is due to the fact that the first quarter of 1998 included an increase in the allowance for doubtful accounts over the normal quarterly provision. During the first quarter of 1998, the Company recorded a charge of approximately $9.3 million for additional bad debt expenses. The charge was the result of a management decision during the first quarter of 1998 to focus proportionately more resources on collection of current sales and on re-engineering the overall process of billing and collections. Management determined it was no longer considered to be cost effective to expend significant resources on the collection of the older receivables as had been done in the past. This reduction in bad debt was partially offset by standard additional reserves which relate to the sales increases previously discussed. SGA expenses for the nine month period also decreased due to the reduction in outside consulting fees by $1.8 million in 1999 compared to 1998.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses declined with expenses of $625,000 in the three month period ended September 30, 1999 compared to $1.4 million for the same period last year. R&D expenses for the nine months ended September 30, 1999 totaled $1.7 million, a decrease from the $2.5 million expense for the nine months ended September 30, 1998. This decline was caused by a $750,000 accrued expense in the third quarter of 1998 for the initial license fee for Chrysalin. In addition, 1998 R&D expenses include costs associated with the new single coil version of the OL-1000 to the thigh and long bone of the upper arms which was introduced in 1998 and no longer in R&D.

OTHER INCOME AND EXPENSES

Other income, consisting primarily of interest income, decreased from $132,000 to $52,000 for the three month periods ended September 30, 1999 and 1998 respectively. For the nine month period ended September 30, 1999, other income declined to $155,000 from $269,000 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1999 the Company had cash and investments of $5.5 million compared to $7.8 million as of December 31, 1998. The change in cash and investments is primarily the result of a $1 million payment under the Co-Promotion Agreement, a payment of $750,000 to Chrysalin, and a $2.5 million increase in accounts receivable, primarily as a result of increased revenues. Cash provided by operations amounted to $2.7 million during the nine month period ended September 30, 1999. The Company has an available $7.5 million accounts receivable revolving line of credit and a $2.5 million revolving term line of credit with a bank.

The Company anticipates that its cash and short-term investments on hand, cash from operations and the funds available from the line of credit and revolving term loan will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. There can be no assurances, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, become profitable and collect amounts due from third party payers. Additional funds may be required if the Company is not successful in any of these areas. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

YEAR 2000 COMPLIANCE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

STATE OF READINESS: The Company has implemented a Year 2000 Corporate Compliance Plan (the Plan") for coordinating and evaluating compliance activities in all business activities. The Company's Plan includes a series of initiatives to ensure that all the Company's computer equipment and software will function properly in the next millennium. "Computer equipment (or hardware) and software" includes systems generally thought of as IT dependent, as well as systems not obviously IT dependent, such as manufacturing equipment, telecopier machines, and security systems.

The Company began the implementation of this plan in fiscal year 1998. All internal IT systems and non-IT systems were inventoried during the assessment phase of the plan. The first execution of the plan occurred in June 1998 when the Company transferred all internal processing systems for accounting, manufacturing, third party billing, inventory and other operational processes to Year 2000 compliant software. In addition, in the ordinary course of business, as the Company periodically replaces computer equipment and software, it will acquire only year 2000 compliant products. The Company believes that its software replacements and planned modifications of certain existing computer equipment and software was completed on a timely basis to avoid any of the potential Year 2000 related disruptions or malfunctions of its computer equipment and software.

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

CONTINGENCY PLAN: As part of its continuous assessment process, the Company is developing contingency plans as necessary. These plans include, but are not limited to, use of alternative suppliers and vendors, substitutes for banking institutions, and the development of alternative payments solutions in dealing with third party payors.

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

     None

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


ORTHOLOGIC CORP.
(Registrant)


Signature                             Title                           Date
---------                             -----                           ----

/s/ Thomas R. Trotter       President and Chief Executive      November 10, 1999
-------------------------   Officer (Principal Executive
Thomas R. Trotter           Officer)



/s/ Terry D. Meier          Sr. Vice-President and Chief       November 10, 1999
-------------------------   Financial Officer (Principal
Terry D. Meier              Financial and Accounting
                            Officer)

                                OrthoLogic Corp.
                 Exhibit Index to Quarterly Report on Form 10-Q
                For the Quarterly Period Ended September 30, 1999


                                                 Incorporated by        Filed
Exhibit No         Description                    Reference to:        Herewith
----------         -----------                   ---------------       --------
27                 Financial Data Schedule                                X