Form 10-K
period 1999-12-31
ORTHOLOGIC CORP
filed 2000-03-30
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant's Common Stock as reported on the Nasdaq National Market on March 23, 2000 was approximately $173,609,383. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of outstanding shares of the registrant's Common Stock on March 23, 2000 was 29,738,263.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated by reference in Part II hereof and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2000 are incorporated by reference in Part III hereof.

                                ORTHOLOGIC CORP.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business...........................................................  1
Item 2.   Properties.........................................................  9
Item 3.   Legal Proceedings..................................................  9
Item 4.   Submission of Matters to a Vote of Security Holders................ 11
          Executive Officers of the Registrant............................... 11

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.............................................. 13
Item 6.   Selected Financial Data............................................ 13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......... 18
Item 8.   Financial Statements and Supplementary Data........................ 18
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 18

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 19
Item 11.  Executive Compensation............................................. 19
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 19
Item 13.  Certain Relationships and Related Transactions..................... 19

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 20

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

PRODUCTS AND OTHER PRODUCT DEVELOPMENT

     OrthoLogic's product line includes bone growth stimulation and fracture fixation devices, CPM devices and related products and Hyalgan. The Company's product line is sold primarily through the Company's direct sales force. However, the Company plans to use regional spine product distributors coupled with its direct sales force for the sale of its new bone growth stimulation device, the SPINALOGIC.

     BONE GROWTH STIMULATION PRODUCTS

     ORTHOLOGIC(R) 1000; OL-1000 SC. The ORTHOLOGIC 1000 is a U.S. Food and Drug Administration ("FDA") approved, portable, noninvasive physician prescribed magnetic field bone growth stimulator designed for home treatment of patients who have a nonunion fracture of certain long bones. A nonunion fracture was defined for the purposes of this study as a fracture that remains unhealed for at least nine months post-injury. The ORTHOLOGIC 1000 comprises two magnetic field treatment transducers (coils) and a microprocessor-controlled signal generator that delivers highly specific, low energy combined static and alternating magnetic fields.

     In July 1997, the Company received a Pre-Market Approval ("PMA") supplement from the FDA for a single-coil model of the ORTHOLOGIC 1000. The single-coil device, the OL-1000 SC, utilizes the same magnetic fields as the ORTHOLOGIC 1000, is available in four sizes and is designed to be more comfortable for patients with fractures of some long bones, such as the upper femur or the scaphoid. The Company released this product during the first quarter of 1998.

     SPINALOGIC(R). The SPINALOGIC is a portable, noninvasive magnetic field bone growth stimulator which enhances the healing process as either an adjunct to spinal fusion surgery or as treatment for a failed spinal fusion surgery. The Company believes that the SPINALOGIC offers benefits similar to those of the ORTHOLOGIC 1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The SPINALOGIC consists of one magnetic field treatment transducer and a microprocessor-controlled signal generator, both of which are positioned near the spine through use of an adjustable belt which the patient places around the torso. The Company received approval of an Investigational Device Exemption from the FDA in August 1992 and commenced clinical trials for the SPINALOGIC as an adjunct to spinal fusion surgery in February 1993. The Company received approval of an IDE supplement from the FDA in September of 1995 to conduct a clinical trial of the SPINALOGIC as a noninvasive treatment for a failed spinal fusion surgery. After OrthoLogic submitted several amendments to the PMA Supplement in response to discussions with the FDA, the U.S. Food and Drug Administration approved the SPINALOGIC PMA Supplement on December 20, 1999 allowing the Company to begin selling SPINALOGIC to customers.

     CPM DEVICES AND RELATED PRODUCTS

     CONTINUOUS PASSIVE MOTION. CPM devices provide controlled, continuous movement to joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following orthopedic trauma or surgery. The products are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complication. The primary use of CPM devices occurs in the hospital and home environments, but they are also utilized in skilled nursing facilities, sports medicine and rehabilitation centers. The Company offers a wide range of lower and upper extremity CPM devices. Lower extremity CPM is a widely accepted treatment for rehabilitation from knee surgical procedures such as total knee replacement and anterior cruciate ligament reconstruction. Consequently the number of companies competing in this line of business has increased, resulting in decreased reimbursement rates from managed care providers. Upper extremity CPM for the shoulder, elbow, wrist and hand are not yet standard rehabilitation procedures but are continuing to gain acceptance. No clinical studies have been completed supporting the efficiency of upper extremity CPM. As a result, there is no Medicare reimbursement to date for this treatment. Currently, the majority of upper extremity CPM reimbursement payments are workers' compensation related. The Company maintains a fleet of CPM devices that are rented to patients upon receipt of a written prescription.

     ANCILLARY ORTHOPEDIC PRODUCTS. The Company offers a complete line of bracing, electrotherapy, cryotherapy and dynamic splinting products. The bracing line includes post-operative, custom and pre-sized functional and osteoarthritis models. Post-operative braces are used in the early phases of post-surgical rehabilitation while functional braces are applied as the patient returns to work or sports activities. The electrotherapy line consists of TENS, NMES, high volt pulsed current, interferential, and biofeedback units. Cryotherapy is used to cool the operative or injured site in order to prevent pain and swelling. OrthoLogic produces its own motorized cryotherapy device, the Blue Arctic, which provides temperature-controlled cold therapy using a reservoir of ice water and a pump that circulates the water through a pad over the injury/surgical site.

     HYALGAN

     The Company began marketing Hyalgan to orthopedic surgeons during July 1997 under a Co-Promotion Agreement with Sanofi Pharmaceuticals, Inc. (the
"Co-Promotion   Agreement").   Hyalgan   is  used  for   relief   of  pain  from
osteoarthritis of the knee for those patients who have failed to respond adequately to conservative non-pharmacological therapy and to simple analgesics, such as acetaminophen. Orthopedic surgeons administer Hyalgan in their offices, with each patient receiving five injections over a period of four weeks. Hyalgan is a preparation of highly purified sodium hyaluronate, a chemical found in the body and present in high amounts in joints and synovial fluid. The body's own hyaluronate plays a number of key roles in normal joint function, and in osteoarthritis, the quality and quantity of hyaluronate in the joint fluid and tissues may be deficient. On January 24, 2000, the U.S. Food and Drug Administration approved new labeling for Hyalgan which states Hyalgan can produce pain relief beyond 26 weeks. The labeling will allow the Company to utilize published clinical papers exhibiting up to 12 months of pain relief with a single course of therapy. In addition, the revised label allows the Company to promote Hyalgan for repeated cycles of treatment.

     FUTURE PRODUCTS

     CHRYSALIN. In January 1998 the Company made a minority equity investment in Chrysalis BioTechnology, Inc. As part of the transaction, the Company has been awarded a world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process of fractured bones. In pre-clinical animal studies, Chrysalin was shown to double the rate of fracture healing with a single injection into the fracture gap. In November, 1999 the U.S. Food and Drug Administration approved the Company's Investigational New Drug Application, authorizing the Company to proceed on human clinical trials for Chrysalin. In January 2000, the Company began enrolling patients in double blind clinical trials. Depending on the rate of patient enrollment, the trials could be completed by the end of 2000. However, there can be no assurance that the trials will be completed at that time or the nature of the findings. The trial consists of prospective, randomized double blind studies of 90 patients in three clinical centers to study the safety and efficiency of Chrysalin on healing fractures.

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

MARKETING AND SALES

     The ORTHOLOGIC 1000, OL-1000 SC, and the Orthopedic Products are prescribed by orthopedic surgeons and podiatrists practicing in private practices, hospitals  and  orthopedic  and  podiatric  treatment  centers.  The  Company is focusing its marketing and sales efforts on these groups, with particular emphasis on those clinicians who treat bone healing problems. CPM products are prescribed by orthopedic surgeons, hospitals, orthopedic trauma centers and allied health professionals. Additionally, the Company utilizes physician-to-physician selling via presentations and scientific and clinical articles published in medical journals. CPM devices are leased to the patient, typically for a period of one to three weeks. Orthopedic surgeons purchase Hyalgan from an exclusive distributor who sells Hyalgan under an agreement with Sanofi Pharmaceuticals, Inc. The Company's sales force calls on orthopedic surgeons to provide them with product information relative to Hyalgan. In marketing the SPINALOGIC, the Company is using a combination of its own direct sales force and regional spine product distributors. Because the SPINALOGIC'S PMA was only recently approved by the FDA on December 20, 1999, there is no assurance that the marketing strategy or the level of sales of the SPINALOGIC will be successful.

     The Company's sales and marketing efforts are primarily conducted directly through the Company's own sales people with some marketing by outside spine product distributors for the SPINALOGIC. Of the Company's approximately 521 employees at December 31, 1999, approximately 301 are involved in sales and marketing. The Company employs 9 area vice presidents to manage territory sales, each of whom has responsibility for the Company's sales and marketing efforts in a designated geographic area.

     Through the efforts of the Company's specialized direct sales force servicing third party payors, the Company has contracted with over 513 third party payors, including various Blue Cross/Blue Shield organizations, Aetna U.S. Healthcare and the Department of Veteran Affairs. In addition, the Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states. Effective April 1, 2000, Medicare patients with non- healing fractures are eligible to be treated with the ORTHOLOGIC 1000 90 days after the injury. Prior to this change in the Medicare acceptance criteria, patients were required to wait six months before their non-union fractures were eligible for the ORTHOLOGIC 1000. Because this change in the acceptance criteria has not yet become effective, there is no assurance what effect, if any, this change will have on the demand for the ORTHOLOGIC 1000.

     While OrthoLogic has not experienced seasonality of revenues from sales of the ORTHOLOGIC 1000 and related products, revenues from leasing CPM equipment are seasonal. CPM devices are used most commonly as adjuncts to surgery and historically the strongest quarter tends to be the first and fourth quarters of the calendar year. The Company believes this trend may be because (i) individuals tend to put off elective surgical intervention until later in the year when their insurance deductibles have been met, and (ii) sports-related injuries tend to increase in the fall and winter months. There has been no seasonal impact on sales of Hyalgan.

RESEARCH AND DEVELOPMENT

     Individuals within the research and development organization have extensive experience in the areas of biomaterials, bioengineering, animal modeling and cell biology. Research and development efforts emphasize product engineering, activities related to the clinical trials conducted by the Company and basic research. With regard to basic research, the research and development staff conducts in-house research projects in the area of fracture healing. The staff also supports and monitors external research projects in biophysical stimulation of growth factors and the potential use of ultrasound technology in diagnostic and therapeutic applications relating to bone, cartilage, ligament or tendon. Both the in-house and external research and development projects also provide technical marketing support for the Company's products and explore the development of new products and also additional therapeutic applications for existing products. The Company also has a clinical regulatory group that initiates and monitors clinical trials. The Company's clinical regulatory group recently began accepting enrollment into its double blind human clinical trials on Chrysalin. The Company's research and development expenditures totaled $2.3 million, $2.9 million and $2.9 million in the years ended December 31, 1997, 1998 and 1999, respectively. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING

     The Company assembles the ORTHOLOGIC 1000 and SPINALOGIC products from parts supplied by third parties, performs tests on both the components and assembled product and calibrates the assembled product to specifications. The Company currently purchases the microprocessors used in the ORTHOLOGIC 1000 and SPINALOGIC products from a single manufacturer. The ORTHOLOGIC 1000 and SPINALOGIC are not dependent on this microprocessor, and the Company believes that each could be redesigned to incorporate another microprocessor. At any point in time, the Company maintains a supply of the microprocessor on hand or with its suppliers to meet its sales forecast and provide for any such redesign work. In addition, the magnetic field sensor employed in the ORTHOLOGIC 1000 and SPINALOGIC products is available from two sources. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Other components and materials used in the manufacture and assembly of the ORTHOLOGIC 1000 and SPINALOGIC are available from multiple sources.

     The Company assembles CPM devices from parts that it manufactures in-house or purchases from third parties. These parts are assembled, calibrated and tested at the Company's facilities in Pickering (outside of Toronto), Canada. The Company purchases several CPM components, including microprocessors, motors and custom key panels from sole-source suppliers. The Company believes that its CPM products are not dependent on these components and could be redesigned to incorporate comparable components. The Company places orders for these components to meet sales forecast for up to six months. Other components and materials used in the manufacture and assembly of CPM products are available from multiple sources.

     Fidia S.p.A., an Italian corporation, manufactures Hyalgan under an agreement with Sanofi Pharmaceuticals, Inc. Future revenues of the Company could be adversely affected in the event Fidia S.p.A. experiences disruptions in the manufacture of Hyalgan.

     A third party drug manufacturer produces Chrysalin for the Company. Because Chrysalin is currently still in the clinical trial phase and not being sold to the public, it is manufactured by a sole supplier.

COMPETITION

     The orthopedic industry is characterized by rapidly evolving technology and intense competition. With respect to the treatment of bone fractures, the Company believes that patients with non-healing fractures are primarily treated with surgery, and this represents the Company's primary competition, although other manufacturers of noninvasive bone growth stimulators also represent competition for the ORTHOLOGIC 1000, SpinaLogic and OL-1000 SC. The Company's main competitors for these products are Electro-Biology, Inc. ("EBI"), a subsidiary of Biomet, Inc., OrthoFix International N.V. ("OrthoFix"), Biolectron Inc., and Exogen, Inc. With respect to the adjunctive treatment of spinal fusion surgery, the primary competitors are EBI, OrthoFix and Biolectron Inc. With respect to external fixation devices, the Company's primary competitors are OrthoFix, Stryker, EBI, Smith & Nephew Richards, Inc., Synthes, Inc. and ACE Orthopedic Manufacturing (a division of Depuy, Inc.). The same group of companies and Applied OsteoSystems, Inc. represent its primary competition in the internal fixation market. The Company's primary competitors in the United States for CPM devices are privately held Thera-Kinetics, Inc., many independent owners/lessors of CPM devices and suppliers of traditional orthopedic rehabilitation services including orthopedic immobilization and follow up physical therapy. The Company also believes that there are several foreign CPM device manufacturers and providers with whom the Company will compete if it increases international sales efforts or as those competitors sell in the United States. The Company's primary competitor for Hyalgan is Biomatrix, Inc.

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

     It is  also  the  Company's  policy  to  protect  its  owned  and  licensed technology by, among other things, filing patent applications for the technologies that it considers important to the development of its business. The Company uses the BIOLOGIC(R) technology in its bone growth stimulation devices through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. With respect to the BIOLOGIC technology, the delivery of such technology to the patient and specific applications of such technology, the Company holds title to five United States patents and to a European patent (Switzerland, Germany, and France), as well as to a pending patent application in Japan, and holds an exclusive worldwide license to 27 United States patents, seven Australian patents, five Canadian patents, two European patents (Germany, France, the United Kingdom, Spain and Italy) and three Japanese patents. Currently there are also pending patent application in Canada and Germany. The Company's license for the BIOLOGIC technology extends for the life of the underlying patents (which are due to expire over a period of years beginning in 2006 and extending through 2016) and covers all improvements and applies to the use of the technology for all medical applications in man and animals. The license provides for payment of royalties by the Company from the net sales revenues of products using the BIOLOGIC technology. The license agreement can be terminated for breach of any material provision of the license. See Note 6 of Notes to Consolidated Financial Statements.

     The Company has been assigned eight United States patents covering methods for ultrasonic bone assessment by noninvasively and quantitatively evaluating the status of bone tissue IN VIVO through measurement of bone mineral density, strength and fracture risk. Additionally, patent applications are pending for this technology in Europe and Japan.

     With respect to CPM technology, the Company currently owns 21 United States patents, 8 foreign patents and 5 foreign patent applications pending and applications being distributed in Canada, Europe and Japan. The issued patents on this technology are due to expire over a period of years beginning in the year 2002 and extending through 2017. These patents could expire at an earlier date if the patents are not maintained by paying certain fees and/or annuities to the United States Patent and Trademark Office and/or appropriate foreign patent offices at certain intervals over the life of the patents.

     ORTHOLOGIC(R), ORTHOLOGIC & DESIGN(R), ORTHOFRAME(R), BIOLOGIC(R), SPINALOGIC(R), TOMORROW'S TECHNOLOGY TODAY(R), TALON(R), CASELOG(R), ORTHOSONIC(R), LEGASUS SPORT CPM(R), LITELIFT(R), SPORTLITE(R), SUTTER(R), DANNINGER MEDICAL(R), MOBILIMB(R), WAVEFLEX(R), and TOTALCARE(R) are federally registered trademarks of the Company. Additionally, The Company claims trademark rights in PERIOLOGIC(TM), OSTEOLOGIC(TM), ORTHONAIL(TM), ORTHOSOUND(TM), QUICKFIX(TM), CPM 9000AT(TM), LEGASUS CPM(TM), SUTTER CAREPLAN(TM), HOME REHAB SYSTEM(TM) and DANNIFLEX(TM).

GOVERNMENT REGULATION

     The activities of the Company are regulated by foreign, federal, state and local governments. Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated by the FDA under a number of statutes, including the Medical Device Amendments Act of 1976 to the Federal Food, Drug and Cosmetic Act, as amended, and the Safe Medical Devices Act of 1990, as amended (collectively, the "FDC Act").

     The Company's current BIOLOGIC technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent FDA review, and are required to be tested under an Investigational Device Exemption ("IDE") clinical trial and approved for marketing under a PMA. To begin human clinical studies the Company must apply to the FDA for an IDE. Generally, preclinical laboratory and animal tests are required to establish a scientific basis for granting of an IDE. Once an IDE is granted, clinical trials can commence  which  involve  rigorous  data  collection  as  specified  in the  IDE protocol. After the clinical trial is completed, the data are compiled and submitted to the FDA in a PMA application. FDA approval of a PMA application occurs after the applicant has established safety and efficacy to the satisfaction of the FDA. The FDA approval process may include review by an FDA advisory panel. Approval of a PMA application includes specific requirements for labeling of the medical device with regard to appropriate indications for use. Among the conditions for PMA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures comply with the FDA regulations setting forth Good Manufacturing Practices ("GMP"). The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. In addition, the Company must comply with post-approval reporting requirements of the FDA. If violations of applicable regulations are noted during FDA inspections, the continued marketing of any products manufactured by the Company may be adversely affected. No significant deficiencies have been noted in FDA inspections of the Company's manufacturing facilities.

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

     The Company's CPM devices are Class I devices which do not require 510(k) pre-market notification. However, CPM manufacturers must comply with GMP regulations. The devices must also meet Underwriters Laboratories standards for electrical safety. For sales to the European Community, CPM devices must meet established electromechanical safety and electromagnetic emissions regulations. The European Community requires compliance with newly formed quality control standards. The Company currently complies with the new standards.

     Manufacturers outside the United States that export devices to the United States may be subject to FDA inspection. The FDA generally inspects companies every few years. The frequency of inspection depends upon the Company's status with respect to regulatory compliance. To date, the Company's foreign operations have not been the subject of any inspections conducted by the FDA.

     Under Canada's Food and Drugs Act and the rules and regulations thereunder (the "Food and Drugs Act"), the CPM devices sold by the Company are Class I devices and therefore do not require any Canadian regulatory approvals prior to their introduction to the market. However, the Company must provide Health Canada with notice concerning the sale of a device and obtain a license to sell the devices. Notice for all of the CPM devices currently manufactured by the Company in Canada has been provided to Health Canada and the Company license was renewed. Subsequent to such notification, Health Canada may request the Company to provide it with the results of the testing conducted on the device. If the results of such testing do not substantiate the nature of the benefits claimed to be obtainable from the use of the device or the performance characteristics claimed for such device to the satisfaction of Health Canada, the sale of the device in Canada would be prohibited until appropriate results had been submitted. The Company has not been asked to provide such testing results to the Canadian authorities. The Company's Biologic technology-based products require and have obtained pre-market approval under Canadian law.

     CPM devices must comply with the applicable provincial regulations regarding the sale of electrical products by receiving the prior approval of either the Canadian Standards Association ("CSA") or the provincial hydro-electric authority, unless the device is otherwise exempt from such requirement. The CPM devices have, unless otherwise exempt, obtained such necessary approvals.

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

     As a new drug product, Chrysalin is subject to clinical trial and GMP reviews, similar to those described for the BioLogic technology-based products. Under the FDC Act, drug products are required to be tested under Investigational New Drug ("IND") Phase I, II, and III clinical trials and approved for marketing under a New Drug Application ("NDA"). To begin human clinical trials the Company must apply to the FDA for an IND approval. Generally, preclinical laboratory and animal tests are required to establish a scientific basis for granting of an IND application. Once an IND application is granted, the clinical trials may commence and involve rigorous data collection as specified in the IND protocol(s). Data from earlier phases may need to be reviewed by FDA before proceeding to later phases. After all phases of clinical trials are completed, data are compiled and submitted to the FDA in an NDA application. FDA approval of an NDA application occurs after the applicant has established safety and efficacy to the satisfaction of the FDA. Approval of an NDA application includes specific requirements for labeling, manufacturing, and controls. The approval process may include review by an FDA advisory panel. Among conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures comply with the FDA regulations setting forth Good Manufacturing Practices. A third party manufactures Chrysalin for the Company. The manufacturer is required to register with the FDA and is subject to periodic FDA inspections of manufacturing facilities. Because Chrysalin is currently manufactured by a sole supplier, if violations of applicable regulation are noted during FDA inspections, the continued marketing of the product may be adversely affected.

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

THIRD PARTY PAYMENT

     Most medical procedures are reimbursed by a variety of third party payors, including Medicare and private insurers. The Company's strategy for obtaining reimbursement authorization for its products is to establish their safety, efficacy and cost effectiveness as compared to other treatments. The Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states. The Company contracts with over 513 third party payors as an approved provider for its fracture healing and orthopedic rehabilitation products, including the Department of Veterans Affairs, Aetna U.S. Healthcare and various Blue Cross/Blue Shield organizations. Because the process of obtaining reimbursement for products through third-party payors is longer than through direct invoicing of patients, the Company must maintain sufficient working capital to support operations during the collection cycle. In addition, third party payors as an industry have undergone consolidation, and that trend appears to be continuing. The concentration of such economic power may result in third party payors obtaining additional leverage and thus negatively affecting the Company's profitability and cash flows.

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

YEAR 2000 COMPLIANCE

     The Company did not experience any material Year 2000 computer problems on its primary computer systems. The Company's computer systems functioned properly into the year 2000. As a result, the Company was able to service its customers, communicate with its suppliers, and submit billings to third party payers without disruption. The Company, however, continues to monitor its systems, suppliers, and customers for any unanticipated issues that have yet to surface.

EMPLOYEES

     As of December 31, 1999, the Company had 521 employees, including 301 in sales and marketing, 15 in research and development and clinical and regulatory affairs, approximately 4 in managed care, 100 in reimbursement and 101 in manufacturing, finance and administration. The managed care staff is charged with changing the practice patterns of the orthopedic community through the influence of third party payors on treatment regimes. The Company believes that the success of its business will depend, in part, on its ability to identify, attract and retain qualified personnel. In the future, the Company will need to add additional skilled personnel or retain consultants in such areas as research and development, manufacturing and marketing and sales. The Company considers its relationship with its employees to be good. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Key Personnel; Recent Management Changes."

ITEM 2. PROPERTIES

     The Company leases facilities in Tempe, Arizona and Pickering, Ontario, Canada. These facilities are designed and constructed for industrial purposes and are located in industrial districts. Each facility is suitable for the Company's purposes and is effectively utilized. The table below sets forth certain information about the Company's principal facilities.

               Approx.
Location     Square Feet   Lease Expires     Description      Principal Activity
--------     -----------   -------------     -----------      ------------------
Tempe          80,000          11/07       2-story, in        Assembly,
                                           industrial park    Administration

Pickering      28,500          2/02        1-story, in        CPM assembly
                                           industrial park

     The Company believes that each facility is well maintained.

     In 1997, the Company consolidated all CPM manufacturing in its Pickering facility and all CPM administrative and service functions in Tempe. The Company has ceased operations at facilities in San Diego, California in connection with the consolidation. See "Item 7 -- Management's Discussion and Analysis of Financial Condition Results of Operations -- Condition of Acquired Facilities."

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

     Plaintiffs in these actions allege generally that information concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OrthoLogic 1000 Bone Growth Stimulator, and the matters set forth therein, was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts necessary in order to make the statements not misleading. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to plaintiffs. All plaintiffs seek class action status, unspecified compensatory damages, fees and costs. Plaintiffs also seek extraordinary, equitable and/or injunctive relief as permitted by law. The actions were consolidated for all purposes in the United States District Court for the District of Arizona. On March 31, 1999, the judge in the consolidated case before the United States District Court granted the Company's Motion to Dismiss and entered an order dismissing all claims in the suit against the Company and two individual officers/directors. The judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants. On December 21, 1999, the District Court granted plaintiffs' motion for class certification to include purchasers of common stock between June 4 through June 18, 1996, inclusive.

     On or about June 20, 1996, a lawsuit entitled NORMAN COOPER, ET AL. V. ORTHOLOGIC CORP., ET AL., Cause No. CV 96- 10799, was filed in the Superior Court, Maricopa County, Arizona. The plaintiffs allege violations of Arizona Revised Statutes Sections 44-1991 (state securities fraud) and 44-1522 (consumer fraud) and common law fraud based upon factual allegations substantially similar to those alleged in the federal court class action complaints. Plaintiffs seek class action status, unspecified compensatory and punitive damages, fees and costs. Plaintiffs also seek injunctive and/or equitable relief. The Company filed a Motion to Dismiss the Complaint in Arizona State Court in May 1999. The Court denied the motion in July 1999 and granted the plaintiffs' motion for the class certification on November 24, 1999. The Company has appealed the state court's class certification and the appeal is now pending in the Arizona Supreme Court.

     On or about July 16, 1996, Jacob B. Rapoport filed a Shareholder Derivative Complaint for Breach of Fiduciary Duty and Misappropriation of Confidential Corporation Information (based on similar factual issues underlying the above lawsuits) in the Superior Court of the State of Arizona, Maricopa County, No. CV 96-12406 against Allan M. Weinstein, John M. Holliman, Augustus A. White, Fredric J. Feldman, Elwood D. Howse, George A. Oram, Frank P. Magee and David E. Derminio, Defendants and OrthoLogic Corp., Nominal Defendant. On October 29, 1996 the defendants removed the case to the United States District Court for the District of Arizona (Phoenix Division) No. CIV 96-2451 PHX RCB on grounds of diversity pursuant to 28 U.S.C. ss. 1332. The Company filed a Motion to DismisS the Complaint which was granted on December 13, 1999. As of March 13, the Plaintiff had not appealed the dismissal.

     The Company continues to deny the substantive allegations in the aforesaid lawsuits and will continue to defend the action vigorously.

     As of December 31, 1999, in addition to other matters disclosed above, the Company is involved in other various legal proceedings that arose in the ordinary course of business.

     The costs associated with defending the above allegations and potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying Financial Statements. In management's opinion, the ultimate resolution of the above proceedings will not have a material effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company:

Name                    Age   Title
----                    ---   -----
Thomas R. Trotter       52    Chief Executive Officer, President and Director
Frank P. Magee, D.V.M.  43    Executive Vice President, Research and Development
Terry D. Meier          61    Senior Vice President, Chief Financial Officer
William C. Rieger       50    Vice President, Marketing Worldwide
David K. Floyd          39    Vice President, Sales
Ruben Chairez, Ph.D.    57    Vice President, Medical Regulatory and Clinical
                              Affairs
MaryAnn G. Miller       42    Vice President, Human Resources
Kevin Lunau             42    Vice President, Manufacturing

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

     Frank P. Magee, D.V.M. joined the Company as a Vice President in November 1989 and became Executive Vice President, Research and Development in 1991. Mr. Magee served as President between August 1997 and October 1997. From 1984 to 1989, Dr. Magee was head of Experimental Surgery at Harrington Arthritis
Research Center, a not-for- profit independent research and development organization.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information under the heading "Stockholder Information" on page 16 of the Company's Annual Report to Stockholders for the year ended December 31, 1999 (the "Annual Report") is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information on pages 16 through 29 of the Annual Report under the heading "Selected Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 11 through 15 of the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

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

     LIMITED HISTORY OF PROFITABILITY; QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company has experienced significant operating losses since its inception and had an accumulated deficit of approximately $[51.4] million at December 31, 1999. There can be no assurance that the Company will ever generate sufficient revenues to attain operating profitability or retain net profitability on an on-going annual basis. In addition, the Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products, the timing, cost and acceptance of product introductions and enhancements made by the Company or others, levels of third party payment, alternative treatments which currently exist or may be introduced in the future, completion of acquisitions, changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development and regulatory, clinical and other expenditures. See "Item 1 -- Business -- Competition."

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

     DEPENDENCE ON SALES FORCE. A substantial portion of the Company's sales are generated through the Company's internal sales force of approximately 301 employees. During 1996, the Company shifted its primary focus from sales through independent orthopedic specialty dealers to an internal sales force. To enhance market penetration of the recently approved SPINALOGIC product, the Company plans to supplement the distribution of the product using a combination of its own direct sales force and regional spine product distributors. See "Item 1 -- Business -- Marketing and Sales."

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

     HISTORICAL DEPENDENCE ON PRIMARY PRODUCT; FUTURE PRODUCTS. During 1997, 1998 and 1999 revenues from CPM devices and Hyalgan reduced the Company's dependence on revenues from the ORTHOLOGIC 1000. Near the end of 1999 the Company began human clinical trials of its Chrysalin product and received approval from the FDA to begin marketing SPINALOGIC. However, the Company believes that, to sustain long-term growth, it must continue to develop and introduce additional products and expand approved indications for its existing products. The development and commercialization by the Company of additional products will require substantial product development, regulatory, clinical and other expenditures. There can be no assurance that the Company's technologies will allow it to develop new products or expand indications for existing products in the future or that the Company will be able to manufacture or market such products successfully. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Products" and "Item 1 -- Business -- Competition."

     UNCERTAINTY OF MARKET ACCEPTANCE. The Company believes that the demand for bone growth stimulators is still developing and the Company's success will depend in part upon the growth of this demand. There can be no assurance that this demand will develop. The long-term commercial success of the ORTHOLOGIC 1000 and SPINALOGIC and the Company's other products will also depend in significant part upon its widespread acceptance by a significant portion of the medical community as a safe, efficacious and cost-effective alternative to invasive procedures. The Company is unable to predict how quickly, if at all, its products may be accepted by members of the orthopedic medical community. The widespread acceptance of the Company's primary products represents a significant change in practice patterns for the orthopaedic medical community and in reimbursement policy for third party payors. Historically, some orthopedic medical professionals have indicated hesitancy in prescribing bone growth stimulator products such as those manufactured by the Company. The use of CPM is more widely accepted, however the Company must continue to prove that the products are safe, efficacious and cost-effective in order to maintain and grow its market share. Hyalgan, although it has been in use for about 12 years, is still a relatively new therapeutic treatment for relief of pain from osteoarthritis of the knee. The long-term commercial success of the product will depend upon its widespread acceptance by a significant portion of the medical community and third party payors as a safe, efficacious and cost-effective alternative to other treatment options such as simple analgesics. As a new product to the market, SPINALOGIC'S sales and acceptance by the medical community are unknown. Failure of the Company's products to achieve widespread market acceptance by the orthopedic medical community and third party payors would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Third Party Payment."

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

     MANAGEMENT OF GROWTH. The Company's future performance will depend in part on its ability to manage change in its operations and changes in the healthcare industry, including integration of acquired businesses. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its manufacturing, operational and financial control systems and infrastructure and management information systems, and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company's business, financial condition, and results of operations could be adversely affected.

     LIMITATIONS ON THIRD PARTY PAYMENT; UNCERTAIN EFFECTS OF MANAGED CARE. The Company's ability to commercialize its products successfully in the United States and in other countries will depend in part on the extent to which acceptance of payment for such products and related treatment will continue to be available from government health administration authorities, private health insurers and other payors. Cost control measures adopted by third party payors in recent years have had and may continue to have a significant effect on the purchasing and practice patterns of many health care providers, generally causing them to be more selective in the purchase of medical products. In addition, payors are increasingly challenging the prices and clinical efficacy of medical products and services. Payors may deny reimbursement if they determine that the product used in a procedure was experimental, was used for a nonapproved indication or was unnecessary, inappropriate, not cost-effective, unsafe, or ineffective. The Company's products are reimbursed by most payors, however there are generally specific product usage requirements or documentation requirements in order for the Company to receive reimbursement. In certain circumstances the Company is successful in appealing reimbursement coverage for those applications which are not in compliance with the payor requirements. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will continue to be available to the Company at current levels. See "Item 1 - Business - Third Party Payment."

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

     RAPID TECHNOLOGICAL CHANGE. The medical device industry is characterized by rapid and significant technological change. There can be no assurance that the Company's competitors will not succeed in developing or marketing products or technologies that are more effective or less costly, or both, and which render the Company's products obsolete or non- competitive. In addition, new technologies, procedures and medications could be developed that replace or reduce the value of the Company's products. The Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. There can be no assurance that the Company's new product development efforts will result in any commercially successful products. A failure to develop new products could have a material adverse effect on the company's business, financial condition and results of operations. See "Item 1 -- Business -- Research and Development."

     GOVERNMENT REGULATION. The Company's current and future products and manufacturing activities are and will be regulated under the Medical Device Amendments Act of 1976 to the Food, Drug and Cosmetic Act and the 1990 Safe Medical Devices Act. The Company's current BIOLOGIC technology-based products and Hyalgan are classified as Class III Significant Risk Devices, which are subject to the most stringent level of FDA review for medical devices and are required to be tested under IDE clinical trials and approved for marketing under a PMA. The Company's fracture fixation devices are Class II devices that are marketed pursuant to 510(k) clearance from the FDA. Chrysalin, as a new drug, is subject to clinical trial and Good Manufacturing Practices review similar to those that apply to the BioLogic technology-based products.

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

     DEPENDENCE ON KEY SUPPLIERS. The Company purchases the microprocessor used in the ORTHOLOGIC 1000 and SPINALOGIC devices from a single manufacturer, Phillips N.V. Although there are feasible alternate microprocessors that might be used immediately, all are produced by Phillips. In addition, there are single suppliers for other components used in the ORTHOLOGIC 1000 and SPINALOGIC devices and only two suppliers for the magnetic field sensor employed in them. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Therefore, the Company maintains sufficient inventories of such components in an attempt to ensure availability of finished products in the event of supply shortage or in the event that a redesign is required. The Company purchases several CPM components, including microprocessors, motors and custom key panels from sole-source suppliers. The Company believes that its CPM products are not dependent on these components and could be redesigned to incorporate comparable components without a material interruption to product availability. Hyalgan is also manufactured by a single company, Fidia S.p.A. Fidia has been manufacturing Hyalgan for sale in Europe since 1987. The Company maintains a supply of certain ORTHOLOGIC 1000 and SPINALOGIC components to meet sales forecasts for 3 to 12 months. The distributor of Hyalgan maintains a supply of product to last several months. Chrysalin, which is currently only in the clinical trial phase, is produced by a third party sale supplier. Any delay or interruption in supply of components or products could significantly impair the Company's ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations.

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

     Developments in any of these areas, which are more fully described elsewhere in "Item 1 -- Business," "Item 3 -- Legal Proceedings," and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 15 of the Company's Annual Report to stockholders, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  Company  has   exposure  to  foreign   exchange   rates   through  its
manufacturing subsidiary in Canada.

     The Company does not use foreign currency exchange forward contracts or commodity contracts to limit its exposure. The Company is not currently vulnerable to a material extent to fluctuations in interest rates and commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 11 through 29 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated by reference to (i) the biographical information relating to the Company's directors under the caption "Election of Directors" and the information relating to Section 16 compliance under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 19, 2000 (the "Proxy Statement"), and (ii) the information under the caption "Executive Officers of the Registrant" in Part I hereof. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1999.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.   FINANCIAL STATEMENTS

     The following financial statements of OrthoLogic Corp. and Independent Auditors' Report are incorporated by reference from pages 17 through 29 of the Annual Report:

          Balance Sheets - December 31, 1999 and 1998.

          Statements of Operations - Each of the three years in the period ended December 31, 1999.

          Statements of Comprehensive Income - Each of the three years in the period ended December 31, 1999.

          Statements of Stockholders' Equity - Each of the three years in the period ended December 31, 1999.

          Statements of Cash Flows - Each of the three years in the period ended December 31, 1999.

          Notes to Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          Valuation and Qualifying Accounts.

          Allowance for doubtful accounts

          Balance December 31, 1996                                $ (8,595,000)
          1997 Additions charged to expense         (11,246,229)
          1997 Deductions to allowance                8,470,705
          Balance December 31, 1997                                 (11,370,524)
          1998 Additions charged to expense         (19,529,547)
          1998 Deductions to allowance               11,582,247
          Balance December 31, 1998                                 (19,317,824)
          1999 Additions charged to expense         (18,800,728)
          1999 Deductions to allowance               22,615,832
          Balance December 31, 1999                                $(15,502,720)

          Allowance for inventory reserves

          Balance December 31, 1996                                $   (260,602)
          1997 Additions charged to expense            (944,313)
          1997 Deductions to allowance                  843,277
          Balance December 31, 1997                                    (361,638)
          1998 Additions charged to expense          (1,239,181)
          1998 Deductions to allowance                  852,421
          Balance December 31, 1998                                    (748,398)
          1999 Additions charged to expense          (1,422,333)
          1999 Deductions to allowance                1,190,929
          Balance December 31, 1999                                $   (979,802)

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

                                        ORTHOLOGIC CORP.


Date: March 30, 2000                    By /s/ Thomas R. Trotter
                                           -------------------------------------
                                           Thomas R. Trotter
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                   Date
---------                     -----                                   ----


/s/ Thomas R. Trotter         President, Chief Executive          March 30, 2000
---------------------------   Officer and Director
Thomas R. Trotter             (Principal Executive Officer)


/s/ John M. Holliman III      Chairman of the Board of            March 30, 2000
---------------------------   Directors and Director
John M. Holliman III


/s/ Fredric J. Feldman        Director                            March 30, 2000
---------------------------
Fredric J. Feldman


/s/ Elwood D. Howse, Jr.      Director                            March 30, 2000
---------------------------
Elwood D. Howse, Jr.


/s/ Stuart H. Altman          Director                            March 30, 2000
---------------------------
Stuart H. Altman, Ph.D.


/s/ Augustus A. White III     Director                            March 30, 2000
---------------------------
Augustus A. White III, M.D.


/s/ Terry D. Meier            Senior Vice President and           March 30, 2000
---------------------------   Chief Financial Officer
Terry D. Meier                (Principal Financial and
                              Accounting Officer)

                                ORTHOLOGIC CORP.
                      EXHIBIT INDEX TO REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                               (FILE NO. 0-21214)

Exhibit                                                                               Filed
  No.              Description                Incorporated by Reference To:          Herewith
-------            -----------                -----------------------------          --------
 3.1     Amended and Restated Certificate     Exhibit 3.1 to the Company's Form
         of Incorporation                     10-Q for the quarter ended March
                                              31, 1997 ("March 1997 10-Q")

 3.2     Certificate of Designation in        Exhibit 3.1 to Company's Form
         respect of Series A Preferred        10-Q for the quarter ended March
         Stock                                31, 1997 ("March 1997 10-Q")

 3.3     Bylaws of the Company                Exhibit 3.4 to Company's
                                              Amendment No. 2 to Registration
                                              Statement on Form S-1 (No.
                                              33-47569) filed with the SEC on
                                              January 25, 1993 ("January 1993
                                              S-1")

 4.1     Stock Purchase Warrant, dated        Exhibit 4.6 to Company's
         September 20, 1995, issued to        Registration Statement on Form
         Registered Consulting Group, Inc.    S-1 (No. 33-97438) filed with the
                                              SEC on September 27, 1995 ("1995
                                              S-1")

 4.2     Stock Purchase Warrant dated         Exhibit 4.7 to the Company's Form
         October 15, 1996 issued to           10-K for the year ended December
         Registered Consulting Group, Inc.    31, 1996 ("1996 10-K")


 4.3     Rights Agreement dated as of         Exhibit 4.1 to the Company's
         March 4, 1997 between the Company    Registration Statement on Form
         and Bank of New York, and            8-A filed with the SEC on March
         Exhibits A, B and C thereto          6, 1997

 4.4     1987 Stock Option Plan of the        Exhibit 4.4 to the Company's Form
         Company, as amended and approved     10-Q for the quarter ended June
         by stockholders (1)                  30, 1997 ("June 1997 10-Q")

 4.5     1987 Stock Option Plan of the        Exhibit 4.5 to the Company's June
         Company(1)                           1997 10-Q

 4.6     Stock Purchase Warrant dated         Exhibit 4.10 to the Company's
         March 2, 1998 issued to Silicon      1997 10-K
         Valley Bank

 4.7     Antidilution Agreement dated         Exhibit 4.11 to the Company's
         March 2, 1998 by and between the     1997 10-K
         Company and Silicon Valley Bank

 4.8     Amendment to Stock Purchase          Exhibit 4.1 to the Company's form
         Warrant dated May 12, 1998 issued    10-Q for the quarter ended March
         to Silicon Valley Bank               31, 1998

 4.9     Form of Warrant                      Exhibit 4.1 to the Company's Form
                                              8-K filed on July 13, 1998

 4.10    Registration Rights Agreement        Exhibit 4.2 to the Company's Form
                                              8-K filed on July 13, 1998

 10.1    License Agreement dated September    Exhibit 10.6 to January 1993 S-1
         3, 1987 between the Company and
         Life Resonances, Inc.

 10.2    Invention, Confidential              Exhibit 10.11 to January 1993 S-1
         Information and Non-Competition
         Agreement dated January 10, 1989
         between the Company and Frank P.
         Magee

 10.3    Form of Indemnification              Exhibit 10.16 to January 1993 S-1
         Agreement*

 10.4    License Agreement dated December     Exhibit 10.22 to January 1993 S-1
         2, 1992 between Orthotic Limited
         Partnership and Company

 10.5    Consulting Agreement dated May 1,    Exhibit 10.11 to the Company's
         1990 between Augustus A. White       September 30, 1994 Form 10-Q
         III and the Company(1)

 10.6    Employment Agreement by and          Exhibit 10.8 to the Company's
         between MaryAnn G. Miller and the    March 1997 10-Q
         Company effective as of December
         1, 1996 (1)

 10.7    Co-promotion Agreement dated June    Exhibit 10.1 to the Company's
         23, 1997 by and between the          June 1997 10-Q
         Company and Sanofi
         Pharmaceuticals, Inc.

Exhibit                                                                               Filed
  No.              Description                Incorporated by Reference To:          Herewith
-------            -----------                -----------------------------          --------
 10.8    Single-tenant Lease-net dated        Exhibit 10.2 to the Company's
         June 12, 1997 by and between the     Form 10-Q for the quarter ended
         Company and Chamberlain              September 30, 1997 ("September
         Development, L.L.C.                  1997 10-Q")

 10.9    Employment Agreement dated           Exhibit 10.3 to the Company's
         October 20, 1997 by and between      September 1997 10-Q
         the Company and Thomas R.
         Trotter, including Letter of
         Incentive Option Grant,
         OrthoLogic Corp. 1987 Stock
         Option Plan (1)

 10.10   Employment Agreement dated           Exhibit 10.4 to the Company's
         October 17, 1997 by and between      September 1997 10-Q
         the Company and Frank P. Magee (1)

 10.11   Employment Agreement effective as    Exhibit 10.40 to the Company's
         of December 15, 1997 by and          1997 10-K
         between the Company and William
         C. Rieger (1)

 10.12   Employment Agreement effective as    Exhibit 10.42 to the Company's
         of March 16, 1998 by and between     1997 10-K
         the Company and Terry D. Meier (1)

 10.13   Registration Rights Agreement        Exhibit 10.45 to the Company's
         dated March 2, 1998 by and           1997 10-K
         between the Company and Silicon
         Valley Bank

 10.14   Licensing Agreement with             Exhibit 10.1 to the Company's
         Chrysalis Biotechnolgoy, Inc.        September 1998 10-Q

 10.15   1998 Management Bonus Program        Exhibit 10.2 to the Company's
                                              September 1998 10-Q

 10.16   Securities Purchase Agreement        Exhibit 10.1 to the Company's
                                              Form 8-K filed on July 13, 1998

 10.17   First Amendatory Agreement to        Exhibit 10.1 to the Company's
         March 4, 1997 Rights Agreement       Form 8-K filed August 24, 1999

 10.18   Credit and Security Agreement                                                  X
         between the Company and Wells
         Fargo Business Credit, Inc. dated
         February 28, 2000

 10.19   Lease Extension and Amendment                                                  X
         Agreement dated September 29,
         1998 between the Company and the
         Heritage Corp. for the Pickering
         property

 11.1    Statement of Computation of Net                                                X
         Income (Loss) per Weighted
         Average Number of Common Shares
         Outstanding

 13.1    Portions of 1999 Annual Report to                                              X
         Stockholders

 21.1    Subsidiaries of Registrant           Exhibit 21.1 to the Company's
                                              1997 10-K

 23.1    Consent of Deloitte & Touche LLP                                               X

 23.2    Independent Auditors' Report                                                   X

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