Form 10-K/A
period 1999-12-31
ORTHOLOGIC CORP
filed 2000-04-27
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ____________

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

                                ORTHOLOGIC CORP.
                            FORM 10-K/A ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business...........................................................   1

                                     PART II

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................   9

                                     PART IV

SIGNATURES..................................................................  15

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

     OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopedic products and packaged services for the orthopedic health care market including bone growth stimulation devices, continuous passive motion ("CPM") devices and ancillary orthopedic recovery products and a therapeutic injectable for relief of pain from osteoarthritis of the knee. OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost- effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

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

     SPINALOGIC(R). The SPINALOGIC is a portable, noninvasive magnetic field bone growth stimulator which enhances the healing process as an adjunct to lumbar spinal fusion surgery. The Company believes that the SPINALOGIC offers benefits similar to those of the ORTHOLOGIC 1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The SPINALOGIC consists of one magnetic field treatment transducer and a microprocessor-controlled signal generator, both of which are positioned near the spine through use of an adjustable belt which the patient places around the torso. The Company received approval of an Investigational Device Exemption from the FDA in August 1992 and commenced clinical trials for the SPINALOGIC as an adjunct to spinal fusion surgery in February 1993. The Company received approval of an IDE supplement from the FDA in September of 1995 to conduct a clinical trial of the SPINALOGIC as a noninvasive treatment for a failed spinal fusion surgery. After OrthoLogic submitted several amendments to the PMA Supplement in response to discussions with the FDA, the U.S. Food and Drug Administration approved the SPINALOGIC PMA Supplement on December 20, 1999, allowing the Company to begin selling SPINALOGIC to customers.

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

     With respect to CPM technology, the Company currently owns 21 United States patents, 8 foreign patents and 5 foreign patents and 5 foreign patent applications pending and applications being distributed in Canda, Europe and Japan. The issued United States patents on this technology are due to expire over a period of years beginning in the year 2002 and extending through 2017. These patents could expire at an earlier date if the patents are not maintained by paying certain fees and/or annuities to the United States Patent and Trademark Office and/or appropriate foreign patent offices at certain intervals over the life of the patents.

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

     LIMITED HISTORY OF PROFITABILITY; QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company has experienced significant operating losses since its inception and had an accumulated deficit of approximately $52 million at December 31, 1999. There can be no assurance that the Company will ever generate sufficient revenues to attain operating profitability or retain net profitability on an on-going annual basis. In addition, the Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products, the timing, cost and acceptance of product introductions and enhancements made by the Company or others, levels of third party payment, alternative treatments which currently exist or may be introduced in the future, completion of acquisitions, changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development and regulatory, clinical and other expenditures. See "Item 1 -- Business -- Competition."

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

                                        ORTHOLOGIC CORP.


Date: April 24, 2000                    By /s/ Thomas R. Trotter
                                           ----------------------------
                                           Thomas R. Trotter
                                           President and Chief Executive Officer

                                ORTHOLOGIC CORP.
                      EXHIBIT INDEX TO REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                               (FILE NO. 0-21214)

EXHIBIT                                                                                                  FILED
  NO.             DESCRIPTION                             INCORPORATED BY REFERENCE TO:                 HEREWITH
  ---             -----------                             -----------------------------                 --------
3.1          Amended and Restated Certificate of          Exhibit 3.1 to the Company's Form 10-Q
             Incorporation                                for the quarter ended March 31, 1997
                                                          ("March 1997 10-Q")

3.2          Certificate of Designation in respect of     Exhibit 3.1 to Company's Form 10-Q
             Series A Preferred Stock                     for the quarter ended March 31, 1997
                                                          ("March 1997 10-Q")

3.3          Bylaws of the Company                        Exhibit 3.4 to Company's Amendment No. 2
                                                          to Registration Statement on Form S-1 (No.
                                                          33-47569) filed with the SEC on January 25,
                                                          1993 ("January 1993 S-1")

4.1          Stock Purchase Warrant, dated September 20,  Exhibit 4.6 to Company's Registration
             1995, issued to Registered Consulting        Statement on Form S-1 (No. 33-97438)
             Group, Inc.                                  filed with the SEC on September 27, 1995
                                                          ("1995 S-1")

4.2          Stock Purchase Warrant dated October 15,     Exhibit 4.7 to the Company's Form 10-K
             1996 issued to Registered Consulting         for the year ended December 31, 1996
             Group, Inc.                                  ("1996 10-K")

4.3          Rights Agreement dated as of March 4, 1997   Exhibit 4.1 to the Company's Registration
             between the Company and Bank of New York,    Statement on Form 8-A filed with the SEC
             and Exhibits A, B and C thereto              on March 6, 1997

4.4          1987 Stock Option Plan of the Company, as    Exhibit 4.4 to the Company's Form 10-Q
             amended and approved by stockholders (1)     for the quarter ended June 30, 1997
                                                          ("June 1997 10-Q")

4.5          1987 Stock Option Plan of the Company(1)     Exhibit 4.5 to the Company's June 1997
                                                          10-Q

4.6          Stock Purchase Warrant dated March 2, 1998   Exhibit 4.10 to the Company's 1997 10-K
             issued to Silicon Valley Bank

4.7          Antidilution Agreement dated March 2, 1998   Exhibit 4.11 to the Company's 1997 10-K
             by and between the Company and Silicon
             Valley Bank

4.8          Amendment to Stock Purchase Warrant dated    Exhibit 4.1 to the Company's form 10-Q
             May 12, 1998 issued to Silicon Valley Bank   for the quarter ended March 31, 1998

4.9          Form of Warrant                              Exhibit 4.1 to the Company's Form 8-K
                                                          filed on July 13, 1998

4.10         Registration Rights Agreement                Exhibit 4.2 to the Company's Form 8-K
                                                          filed on July 13, 1998

10.1         License Agreement dated September 3, 1987    Exhibit 10.6 to January 1993 S-1
             between the Company and Life Resonances,
             Inc.

10.2         Invention, Confidential Information and      Exhibit 10.11 to January 1993 S-1
             Non-Competition Agreement dated January
             10, 1989 between the Company and
             Frank P. Magee

10.3         Form of Indemnification Agreement*           Exhibit 10.16 to January 1993 S-1

10.4         License Agreement dated December 2, 1992     Exhibit 10.22 to January 1993 S-1
             between Orthotic Limited Partnership and
             Company

10.5         Consulting Agreement dated May 1, 1990       Exhibit 10.11 to the Company's September
             between Augustus A. White III and the        30, 1994 Form 10-Q
             Company(1)

10.6         Employment Agreement by and between          Exhibit 10.8 to the Company's March 1997
             MaryAnn G. Miller  and the Company           10-Q
             effective as of December 1, 1996 (1)

10.7         Co-promotion Agreement dated June 23, 1997   Exhibit 10.1 to the Company's June 1997
             by and between the Company and Sanofi        10-Q
             Pharmaceuticals, Inc.

                                      EX-1

EXHIBIT                                                                                                  FILED
  NO.             DESCRIPTION                             INCORPORATED BY REFERENCE TO:                 HEREWITH
  ---             -----------                             -----------------------------                 --------
10.8         Single-tenant Lease-net dated June 12, 1997  Exhibit 10.2 to the Company's Form 10-Q
             by and between the Company and Chamberlain   for the quarter ended September 30, 1997
             Development, L.L.C.                          ("September 1997 10-Q")

10.9         Employment Agreement dated October 20, 1997  Exhibit 10.3 to the Company's
             by and between the Company and Thomas R.     September 1997 10-Q
             Trotter, including Letter of Incentive
             Option Grant, OrthoLogic Corp. 1987 Stock
             Option Plan (1)

10.10        Employment Agreement dated October 17, 1997  Exhibit 10.4 to the Company's
             by and between the Company and Frank P.      September 1997 10-Q
             Magee (1)

10.11        Employment Agreement effective as of         Exhibit 10.40 to the Company's 1997 10-K
             December 15, 1997 by and between the
             Company and William C. Rieger (1)

10.12        Employment Agreement effective as of March   Exhibit 10.42 to the Company's 1997 10-K
             16, 1998 by and between the Company and
             Terry D. Meier (1)

10.13        Registration Rights Agreement dated          Exhibit 10.45 to the Company's 1997 10-K
             March 2, 1998 by and between the Company
             and Silicon Valley Bank

10.14        Licensing Agreement with Chrysalis           Exhibit 10.1 to the Company's September
             Biotechnolgoy, Inc.                          1998 10-Q

10.15        1998 Management Bonus Program                Exhibit 10.2 to the Company's September
                                                          1998 10-Q

10.16        Securities Purchase Agreement                Exhibit 10.1 to the Company's Form 8-K
                                                          filed on July 13, 1998

10.17        First Amendatory Agreement to March 4, 1997  Exhibit 10.1 to the Company's Form 8-K
             Rights Agreement                             filed August 24, 1999

10.18        Credit and Security Agreement between the    Exhibit 10.18 to the Company's Form 10-K
             Company and Wells Fargo Business Credit,     filed for year ended December 31, 1999
             Inc. dated February 28, 2000                 ("1999 10-K")

10.19        Lease Extension and Amendment Agreement      Exhibit 10.19 to the Company's 1999 10-K
             dated September 29, 1998 between the
             Company and the Heritage Corp. for the
             Pickering property

11.1         Statement of Computation of Net Income       Exhibit 11.1 to the Company's 1999 10-K
             (Loss) per Weighted Average Number of
             Common Shares Outstanding

13.1         Portions of 1999 Annual Report to            Exhibit 13.1 to the Company's 1999 10-K
             Stockholders

21.1         Subsidiaries of Registrant                   Exhibit 21.1 to the Company's 1997 10-K

23.1         Consent of Deloitte & Touche LLP             Exhibit 23.1 to the Company's 1999 10-K

23.2         Independent Auditors' Report                 Exhibit 23.2 to the Company's 1999 10-K

23.3         Independent Auditors' Report                                                                  *

27           Financial Data Schedule                      Exhibit 27 to the Company's 1999 10-K

----------
(1)  Management contract or compensatory plan or arrangement

* The Company has entered into a separate indemnification agreement with each of its current direct and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Company has filed the form of such indemnification agreement.

                                      EX-2