Form 10-Q
period 2000-03-31
ORTHOLOGIC CORP
filed 2000-05-12
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________

                        Commission File Number: 0-21214


                                ORTHOLOGIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         86-0585310
   -------------------------------                            ----------------
   (State of other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

1275 W. Washington Street, Tempe, Arizona                          85281
-----------------------------------------                        ----------
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

       29,812,874 shares of common stock outstanding as of March 31, 2000

                                ORTHOLOGIC CORP.


                                      INDEX

                                                                        Page No.
                                                                        --------
Part I Financial Information

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 2000 and December 31,1999 ...........................  3

          Condensed Consolidated Statements of Operations and of
          Comprehensive Income Three months ended March 31, 2000
          and 1999.......................................................  4

          Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 2000 and 1999 ....................  5

          Notes to Condensed Consolidated Financial Statements ..........  6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................ 10

Part II Other Information

     Item 1. Legal Proceedings .......................................... 12

     Item 4. Submission of Matters to Vote of Security Holders........... 12

     Item 6. Exhibits and Reports on Form 8-K ........................... 12

PART I - Financial Information
Item 1.  Financial Statements

                                OrthoLogic, Corp.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)
                                    Unaudited

                                                      March 31,    December 31,
                                                         2000          1999
                                                      ---------     ---------
                                     ASSETS

Cash and cash equivalents                             $   7,053     $   6,023
Short term investments                                       --           250
Accounts receivable                                      30,827        30,429
Inventory                                                 8,944         9,306
Prepaids and other current assets                         1,136           987
Deferred income tax                                       2,628         2,631
                                                      ---------     ---------
      Total current assets                               50,588        49,626

Furniture, rental fleet and equipment                    27,768        26,361
Accumulated depreciation                                (14,945)      (13,300)
                                                      ---------     ---------
Furniture and equipment, net                             12,823        13,061

Intangibles, net                                         28,251        28,749
Deposits and other assets                                   639           767
                                                      ---------     ---------

      Total assets                                    $  92,301     $  92,203
                                                      =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                      $   2,443     $   2,569
Accrued liabilities                                       5,595         6,192
                                                      ---------     ---------
      Total current liabilities                           8,038         8,761

Deferred rent and capital lease obligations                 190           209
                                                      ---------     ---------
      Total liabilities                                   8,228         8,970
                                                      ---------     ---------
Series B Convertible Preferred Stock                      4,720        10,180
                                                      ---------     ---------
Stockholders' Equity

Common stock                                                 15            14
Additional paid-in capital                              130,823       125,206
Accumulated deficit                                     (51,297)      (51,992)
Comprehensive loss                                         (188)         (175)
                                                      ---------     ---------
      Total stockholders' equity                         79,353        73,053
                                                      ---------     ---------

      Total liabilities and stockholders' equity      $  92,301     $  92,203
                                                      =========     =========

See notes to condensed consolidated financial statements

                                OrthoLogic, Corp.
   Condensed Consolidated Statement of Operations and of Comprehensive Income
                      (in thousands, except per share data)
                                    Unaudited

                                                           Three months ended March 31,
                                                          -----------------------------
                                                             2000                 1999
                                                          --------             --------
Revenues                                                   $ 22,490             $ 21,068

Cost of revenues                                              4,808                4,718
                                                           --------             --------
Gross profit                                                 17,682               16,350

Operating expenses
Selling, general and administrative                          16,316               15,738
Research and development                                        666                  520
                                                           --------             --------

      Total operating expenses                               16,982               16,258

Operating income                                                700                   92
                                                           --------             --------
Other income
  Grant/other revenue                                             0                    1
  Interest income                                                85                   56
                                                           --------             --------
      Total other income                                         85                   57
                                                           --------             --------

Income before income taxes                                      785                  149
                                                           --------             --------

Provision for income taxes                                       91                   16
                                                           --------             --------

      Net income                                           $    694             $    133
                                                           ========             ========

Accretion of non-cash preferred stock dividend                   --                 (618)
                                                           --------             --------

Net income (loss) applicable to common shareholder         $    694             $   (485)
                                                           ========             ========

BASIC EARNINGS PER SHARE
  Net income (loss) per common share                       $   0.02             $  (0.02)
                                                           --------             --------
  Weighted average number of common
  shares outstanding                                         29,060               25,379
                                                           --------             --------
DILUTED EARNINGS PER SHARE
  Net income (loss) per common and equivalent shares       $   0.02             $  (0.02)
                                                           --------             --------
  Weighted shares outstanding                                30,628               25,379
                                                           --------             --------
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
  Net income (loss) applicable to common shareholders      $    694             $   (485)
  Foreign translation adjustment                                (13)                (165)
                                                           --------             --------
  Comprehensive income (loss) applicable to common
   shareholders                                            $    681             $   (650)
                                                           ========             ========

See notes to condensed consolidated financial statements

                                ORTHOLOGIC, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                         Three months ended March 31,
                                                         ----------------------------
                                                           2000                1999
                                                         -------              -------
OPERATING ACTIVITIES
Net income                                               $   694              $   133
Noncash items:
    Depreciation and amortization                          1,441                1,441

Net change on other operating items:
  Accounts receivable                                       (557)              (1,470)
  Inventory                                                  362                  855
  Prepaids and other current assets                         (147)                (744)
  Deposits and other assets                                  128                 (372)
  Accounts payable                                          (126)                (105)
  Accrued liabilities                                       (596)                 206
                                                         -------              -------
    Cash flows provided by (used in) operating
     activities                                            1,199                  (56)
                                                         -------              -------
INVESTING ACTIVITIES
  Purchase of fixed assets, net                             (702)              (1,614)
  Officer note receivable, net                               158
  Cash paid for acquisition, net                              --                 (176)
  Sales (Purchases) of short-term investments                250                4,804
                                                         -------              -------
    Cash flows provided by (used in) investing
      activities                                            (294)               3,014
                                                         -------              -------
FINANCING ACTIVITIES
  Payments on capital leases                                 (19)                  73
  Payment on loan payable                                     --                 (250)
  Payments under co-promotion agreement                       --               (1,000)
  Foreign exchange                                           (13)                (165)
  Net proceeds from stock option exercises                   157                  368
                                                         -------              -------
    Cash flows  provided by (used in) financing
      activities                                             125                 (974)
                                                         -------              -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         1,030                1,984

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             6,023                1,714
                                                         -------              -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 7,053              $ 3,698
                                                         =======              =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Accretion of non-cash preferred stock dividend         $    --              $   618
  Cash paid during the period for interest                    44                   35
  Cash paid during the period for income taxes                 1                   80

See notes to condensed consolidated financial statements

                                ORTHOLOGIC CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENT PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2000, and the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited, however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 1999 is derived from the Company's audited financial statements included in the 1999 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report.

     The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, which is based primarily on trends in historical collection statistics, consideration of current events, payer mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party health insurance plans, including
     Medicare. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are subject to adjustments in the near term, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the year finalized.

2.   CO-PROMOTION AGREEMENT

     The Company entered into an exclusive co-promotion agreement (the "Agreement") with Sanofi Pharmaceuticals Inc. ("Sanofi") at a cost of $4.0 million on June 23, 1997 for the purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee. During 1997 and 1998 the Company paid $3.0 million of this amount. The remaining $1.0 million was paid in the first quarter of 1999. The initial term of the agreement ends on December 31, 2002. Upon the expiration of the initial term, Sanofi may terminate the agreement, extend the agreement for up to ten additional one year periods or enter into a revised agreement with the Company. Upon termination of the agreement, Sanofi must pay the Company the amount equal to 50% of the gross compensation paid to the Company for the immediately preceding year, provided the Company met all contractual obligations pursuant to the agreement. The Company's sales force began to promote Hyalgan in the third quarter of 1997.

3.   LICENSING AGREEMENT

     The  Company  announced  in  January  1998 that it had  acquired a minority interest in a biotech firm, Chrysalis Bio Technology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a nine-month world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its options to license Chrysalin contingent upon regulatory approvals, successful preclinical trials, and certain trials and certain milestone payments to Chrysalis by the Company. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expensed in the third quarter of 1998 and the Agreement was extended to January 1999. In January 1999, the Company exercised its option to license the U.S. development, marketing and distribution rights of Chrysalin, for fracture indications. As part of the license agreement, and in conjunction to the U.S. Food and Drug Administration (the "FDA") clearance to begin human clinical trials, OrthoLogic made a $500,000 milestone payment to Chrysalis Bio Technology which was expensed in the fourth quarter of 1999. In June 1999, the Company elected not to pursue additional marketing and distribution rights for Chrysalin for indications other than fracture healing. However, discussions are continuing between the Company and Chrysalis regarding other orthopedic indications. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin.

4.   LITIGATION

     During 1996, certain class action lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-6 promulgated thereunder.

     Plaintiffs in these actions alleged that correspondence received by the Company from the FDA pertaining principally to the promotion of the Company's OrthoLogic 1000 Bone Growth Stimulator was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege practices referenced in the correspondence operated as a fraud against plaintiffs. Plaintiffs further allege that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to the plaintiffs. On March 31, 1999, the judge in the consolidated case before the United States District Court granted the Company's Motion to Dismiss and entered an order dismissing all claims in the suit against the Company and two individual officers/directors. The judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants. On December 21, 1999, the District Court granted plaintiffs' motion for class certification to include purchasers of common stock between June 4 through June 18, 1996, inclusive. Discovery is proceeding in the case.

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

     In addition, a shareholder derivative complaint alleging, among other things, breach of fiduciary duty in connection with the conduct alleged in the federal and state court class actions have also been filed in Arizona state court. The Company filed a Motion to Dismiss the Complaint, which was granted December 13, 1999.

     Management believes that the allegations in the remaining federal and state cases are without merit and will vigorously defend against them.

     At March 31, 2000, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business.

     The costs associated with defending the above allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying Financial Statements. In management's opinion, the ultimate resolution of the above legal proceedings will not have a material effect on the financial position of the Company.

5.   LINE OF CREDIT

     The Company has secured a $10.0 million accounts receivable revolving line of credit with a bank. The Company may borrow up to 75% of the eligible accounts receivable. The interest rate is at prime for the revolving note. Interest accruing on the note and a monthly administration fee is due in arrears on the first day of each month. The revolving note matures February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less than $43 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million during any fiscal year.

6.   SERIES B CONVERTIBLE PREFERRED STOCK

     In July 1998, the Company completed a private placement with two investors, an affiliate of Credit Suisse First Boston Corp. and Capital Ventures International. Under the terms of the Purchase Agreement, OrthoLogic sold 15,000 shares of Series B Convertible Preferred Stock for $15 million (prior to costs). The Series B Convertible Preferred Stock will automatically convert, to the extent not previously converted, into Common Stock four years following the date of issuance. Each share of Series B Convertible Preferred Stock is convertible into Common Stock at a per share price equal to the lesser of the average of the 10 lowest closing bids during the 30 days prior to conversion or, $ 3.0353. In the event of certain Mandatory Redemption Events, each holder of Series B Preferred Shares will have the right to require the Company to redeem those shares for cash at the Mandatory Redemption Price. Mandatory Redemption Events include, but are not limited to: the failure of the Company to timely deliver Common Shares as required under the terms of the Series B Preferred Shares or Warrants; the Company's failure to satisfy registration requirements applicable to such securities; the failure by the company to maintain the listing of its Common Stock on NASDAQ or another national securities exchange; and certain transactions involving the sale of assets or business combinations involving the Company. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of Common Stock, the Stated Value for each Series B Preferred Share outstanding at that time. The Purchase Agreement contains strict covenants that protect against hedging and short-selling of OrthoLogic Common Stock while the purchasers hold shares of the Series B Convertible Preferred Stock.

     In connection with the private placement of the Series B Convertible Preferred Stock, OrthoLogic issued to the purchasers warrants to purchase 40 shares of Common Stock for each share of Series B Convertible Preferred Stock, exercisable at $5.50 per share. These warrants expire in 2008. The warrants were valued at $1,093,980. Additional costs of the private placement were approximately $966,000. Both the value of the warrants and the cost of the private placement were recognized over the 10 month conversion period ending April 1999 as an "accretion of non-cash Preferred Stock Dividends" for the amount of $617,994 per quarter. The Company filed a registration statement covering the underlying Common Stock.

     Proceeds from the private placement are being used to fund new product opportunities, including SpinaLogic, Chrysalin and Hyalgan as well as to complete the re-engineering of the Company's key business processes.

     As of March 31, 2000, 10,280 shares of Series B Convertible Preferred Stock had been converted into 4,147,639 shares of Common Stock.

7.   RELATED PARTIES

     In the second quarter of 1999, the Company extended the maturity date on a loan of $157,800 to an officer of the Company to February 15, 2000. On January 27, 2000, the loan was extended to a maturity date of February 29, 2000. An additional loan of $81,200 was entered into with the same officer on January 27, 2000 with a maturity date of February 29, 2000. The principal and interest of both loans were paid in full on the maturity date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

REVENUES

The Company reported revenues of $22.5 million for the first quarter of 2000 representing a 6.7% increase over revenues of $21.1 million for the same quarter of 1999. The increase in sales is attributable to the first full quarter of SpinaLogic sales as well as strong sales for both the OL-1000 product line and Hyalgan.

GROSS PROFIT

Gross profits increased from $16.4 million for the three months ended March 31, 1999 to $17.7 million for the three months ended March 31, 2000, an 8.1% increase. Gross profits as a percentage of revenues was 78.6% for the quarter compared to 77.6% for the same period last year. The emphasis in Continuous Passive Motion business has been to improve overall profitability by offsetting lower-margin business during the quarter by expanding more profitable market segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2000 were $16.3 million, an increase from $15.7 million for the three months ended March 31, 1999. The largest component of this increase was for additional bad debt reserves which is the result of increased sales.

RESEARCH AND DEVELOPMENT

Research and development expenses increased with expenses of $666,000 in the three-month period ended March 31, 2000 compared to $520,000 for the same period last year. The increase is attributable to the costs associated with the addition of a size two single coil OL-1000, the development of a new CPM elbow machine, and the combined Phase I/II human clinical trials for Chrysalin.

OTHER INCOME AND EXPENSES

Other income, consisting primarily of interest income, increased from $57,000 to $85,000 for the three-month periods ended March 31, 1999 and 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000 the Company had cash and investments of $7.1 million compared to $6.3 million as of December 31, 1999. The Company has an available $10.0 million accounts receivable revolving line of credit with a bank.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of results of operations and financial condition, statements of future economic performance, and general or specific statements of future expectations and beliefs. The matters covered by such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or implied by such forward-looking statements. Important factors which may cause actual results to differ include, but are not limited to, the following matters, which are discussed in more detail in the Company's Form 10-K, as amended, for the 1999 fiscal year.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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


                                ORTHOLOGIC CORP.
                                  (Registrant)


Signature                               Title                           Date
---------                               -----                           ----


/s/ Thomas R. Trotter     President and Chief Executive Officer     May 10, 2000
---------------------     (Principal Executive Officer)
Thomas R. Trotter




/s/ Terry D. Meier        Sr. Vice-President and Chief Financial    May 10, 2000
---------------------     Officer (Principal Financial and
Terry D. Meier            Accounting Officer)

                                OrthoLogic Corp.
                 Exhibit Index to Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended March 31, 2000

                                                   Incorporated by        Filed
Exhibit No     Description                          Reference to:       Herewith
----------     -----------                          -------------       --------
   3           Amended and Restated                                         X
               Certificate of Incorporation


   27          Financial Data Schedule                                      X