Form 10-Q
period 2000-06-30
ORTHOLOGIC CORP
filed 2000-08-14
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

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

        30,163,224 shares of common stock outstanding as of July 31, 2000

                                ORTHOLOGIC CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I Financial Information

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 2000 and December 31, 1999 ............................    3

          Condensed Consolidated Statements of Operations and of
          Comprehensive Income Three months and six months ended
          June 30, 2000 and 1999 .........................................    4

          Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 2000 and 1999 ........................    5

          Notes to Consolidated Financial Statements .....................    6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................   10


Part II   Other Information

     Item 1. Legal Proceedings ...........................................   13

     Item 3. Quantitative and Qualitative Disclosures About Market
             Risks .......................................................   13

     Item 4. Submission of Matters to Vote of Security Holders ...........   13

     Item 6. Exhibits and Reports on Form 8-K ............................   13

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

                                OrthoLogic, Corp.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                    Unaudited

                                                       June 30,     December 31,
                                                         2000          1999
                                                      ---------     -----------
ASSETS

Cash and cash equivalents                            $   8,242       $   6,023
Short term investments                                      --             250
Accounts receivable                                     30,847          30,429
Inventory                                                9,494           9,306
Prepaids and other current assets                        1,240             987
Deferred income tax                                      2,625           2,631
                                                     ---------       ---------
       Total current assets                             52,448          49,626

Rental fleet, furniture and equipment                   28,145          26,361
Accumulated depreciation                               (15,725)        (13,300)
                                                     ---------       ---------
       Fleet, furniture and equipment, net              12,420          13,061

Intangibles, net                                        27,752          28,749
Deposits and other assets                                  663             767
                                                     ---------       ---------

       Total assets                                  $  93,283       $  92,203
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                     $   2,644       $   2,569
Accrued liabilities                                      5,865           6,192
                                                     ---------       ---------
       Total current liabilities                         8,509           8,761

Deferred rent and capital lease obligations                185             209
                                                     ---------       ---------

       Total liabilities                                 8,694           8,970
                                                     ---------       ---------

Series B Convertible Preferred Stock                     3,690          10,180
                                                     ---------       ---------

Stockholders' Equity

Common stock                                                15              14
Additional paid-in capital                             131,880         125,206
Accumulated deficit                                    (50,747)        (51,992)
Comprehensive loss                                        (249)           (175)
                                                     ---------       ---------
       Total stockholders' equity                       80,899          73,053
                                                     ---------       ---------
       Total liabilities and stockholders' equity    $  93,283       $  92,203
                                                     =========       =========

See notes to condensed consolidated financial statements

                                OrthoLogic, Corp.
   Condensed Consolidated Statements of Operations and of Comprehensive Income
                      (in thousands, except per share data)
                                    Unaudited

                                                         Three months ended      Six months ended
                                                              June 30,               June 30,
                                                       --------------------    --------------------
                                                           2000        1999        2000        1999
                                                       --------    --------    --------    --------
Revenues                                               $ 22,540    $ 20,728    $ 45,031    $ 41,796
Cost of revenues                                          4,295       4,609       9,104       9,327
                                                       --------    --------    --------    --------
Gross profit                                             18,245      16,119      35,927      32,469

Operating expenses
   Selling, general and administrative                   17,188      15,777      33,503      31,515
   Research and development                                 548         556       1,214       1,076
                                                       --------    --------    --------    --------

Total operating expenses                                 17,736      16,333      34,717      32,591

Operating income (loss)                                     509        (214)      1,210        (122)
                                                       --------    --------    --------    --------
Other income
   Grant/other revenue                                                                            1
   Interest income                                          101          46         186         102
                                                       --------    --------    --------    --------
Total other income                                          101          46         186         103
                                                       --------    --------    --------    --------
Income (loss) before income taxes                           610        (168)      1,396         (19)
                                                       --------    --------    --------    --------
Provision for income taxes                                   61          --         151          16
                                                       --------    --------    --------    --------
Net income (loss)                                      $    549    $   (168)   $  1,245    $    (35)
                                                       ========    ========    ========    ========

Accretion of non-cash preferred stock dividend               --        (206)         --        (824)
                                                       --------    --------    --------    --------
Net income (loss) applicable to common shareholder     $    549    $   (374)   $  1,245    $   (859)
                                                       ========    ========    ========    ========

BASIC EARNINGS PER SHARE
Net income (loss) per common share                     $   0.02    $  (0.01)   $   0.04    $  (0.03)
                                                       --------    --------    --------    --------
Weighted average number of common shares outstanding     29,962      25,492      29,511      25,436
                                                       --------    --------    --------    --------

DILUTED EARNINGS PER SHARE
Net income (loss) per common and equivalent shares     $   0.02    $  (0.01)   $   0.04    $  (0.03)
                                                       --------    --------    --------    --------
Weighted shares outstanding                              31,057      25,492      30,849      25,436
                                                       --------    --------    --------    --------
Consolidated Statement of Comprehensive Income

Net income (loss) applicable to common shareholders    $    549    $   (374)   $  1,245    $   (859)
Foreign translation adjustment                              (61)        (45)        (74)       (209)
                                                       --------    --------    --------    --------
Comprehensive income (loss) applicable to common
  shareholders                                         $    488    $   (419)   $  1,171    $ (1,068)
                                                       ========    ========    ========    ========

See notes to condensed consolidated financial statements

                                Orthologic, Corp.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                    Unaudited

                                                       Six months ended June 30,
                                                       -------------------------
                                                         2000              1999
                                                       -------           -------

OPERATING ACTIVITIES
Net income (loss)                                      $ 1,245          $   (35)

Noncash items:
 Depreciation and amortization                           2,741            3,062

Net change on other operating items:
 Accounts receivable                                      (418)          (2,319)
 Inventory                                                (188)           1,988
 Prepaids and other current assets                        (247)            (577)
 Deposits and other assets                                 104             (274)
 Accounts payable                                           75           (1,102)
 Accrued liabilities                                      (327)            (646)
                                                       -------          -------
       Cash flows provided by operating activities       2,985               97
                                                       -------          -------
INVESTING ACTIVITIES
 Purchase of fixed assets, net                          (1,103)          (2,833)
 Cash paid for acquisition, net                             --             (171)
 Sales (Purchases) of short-term investments               250            5,552
                                                       -------          -------
       Cash flows provided by (used in) investing
         activities                                       (853)           2,548
                                                       -------          -------
FINANCING ACTIVITIES
 Payments on capital leases                                (24)              30
 Payment on loan payable                                    --             (375)
 Payments under co-promotion agreement                      --           (1,000)
 Foreign exchange                                          (74)            (209)
 Net proceeds from stock option exercises                  185              586
                                                       -------          -------
       Cash flows provided by (used in) financing
         activities                                         87             (968)
                                                       -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                2,219            1,677
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           6,023            1,714
                                                       -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 8,242          $ 3,391
                                                       =======          =======
Supplemental disclosure of cash flow information
 Accretion of non-cash preferred stock dividend        $    --          $   824

 Cash paid during the period for interest                   77               56
 Cash paid during the period for income taxes                1               --

See notes to condensed consolidated financial statements

                                ORTHOLOGIC CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

     The condensed consolidated balance sheet as of June 30, 2000, and the condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2000 and 1999 and six months ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited, however, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 1999 is derived from the Company's audited financial statements included in the 1999 Annual Report. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report.

     The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, which is based primarily on trends in historical collection statistics, consideration of current events, payer mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party health insurance plans, including
     Medicare. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are subject to adjustments in the near term, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the year finalized.

2.   CO-PROMOTION AGREEMENT

     The Company entered into an exclusive co-promotion agreement (the "Agreement") with Sanofi Pharmaceuticals Inc. ("Sanofi") at a cost of $4.0 million on June 23, 1997 for the purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee. During 1997 and 1998 the Company paid $3.0 million of this amount. The remaining $1.0 million was paid in the first quarter of 1999. The initial term of the agreement ends on December 31, 2002. Upon the expiration of the initial term, Sanofi may terminate the agreement, extend the agreement for up to ten additional one-year periods or enter into a revised agreement with the Company. Upon termination of the agreement, Sanofi must pay the Company the amount equal to 50% of the gross compensation paid to the Company, pursuant to the Agreement, for the immediately preceding year, provided the Company met all contractual obligations pursuant to the agreement. The Company's sales force began to promote Hyalgan in the third quarter of 1997.

3.   LICENSING AGREEMENT

     The Company announced in January 1998 that it had acquired a minority equity interest in a biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a nine-month world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain milestone payments to Chrysalis by the Company. As part of the equity investment OrthoLogic acquired options to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expensed in the third quarter of 1998 and the Agreement was extended to January 1999. In January 1999, the Company exercised its option to license the U.S. development, marketing and distribution rights for Chrysalin, for fracture indications. As part of the license agreement, and in conjunction with the U.S. Food and Drug Administration (the "FDA") clearance to begin human clinical trials, OrthoLogic made a $500,000 milestone payment to Chrysalis which was expensed in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. The clinical trial is ongoing and is expected to be completed by the end of 2000.

     In July 2000, the Company announced it was extending its license agreement with Chrysalis to include all Chrysalin orthopedic indications worldwide. Under the terms of the agreement, OrthoLogic paid Chrysalis a license fee of $2 million subsequent to June 30, 2000. This fee will result in a one-time charge to earnings during the third quarter ending September 30, 2000. In addition, the agreement calls for the Company to pay certain milestone payments and royalty fees, based upon products developed and achievement of commercial success.

4.   Litigation

     During 1996, certain lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder.

     Plaintiffs in these actions alleged that correspondence received by the Company from the FDA pertaining principally to the promotion of the Company's OrthoLogic 1000 Bone Growth Stimulator was material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further alleged that practices referenced in the correspondence operated as a fraud against plaintiffs. Plaintiffs further alleged that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to the plaintiffs. On March 31, 1999, the judge in the consolidated case before the United States District Court granted the Company's Motion to Dismiss and entered an order dismissing all claims in the suit against the Company and two individual officers/directors. The judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants. On December 22, 1999, the District Court granted plaintiff's motion for class certification to include purchasers of common stock between June 4 through June 18, 1996, inclusive. Discovery is proceeding in the case.

     In addition, the Company had been served with a substantially similar action filed in Arizona State Court alleging state law causes of action grounded in the same set of facts. The Company filed a Motion to Dismiss the Complaint in Arizona State Court in May 1999. The Court denied the motion in July 1999 and granted the plaintiff's motion for the class certification on November 24, 1999. Discovery is proceeding in the case.

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

     At June 30, 2000, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business.

     The costs associated with defending the above allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying Financial Statements. In management's opinion, the ultimate resolution of the above legal proceedings will not have a material effect on the financial position of the Company.

5.   COMMITMENTS

     The Company has a $10 million accounts receivable revolving line of credit with a bank. The Company may borrow up to 75% of the eligible accounts. The interest rate is at prime for the revolving note. Interest accruing on the note and a monthly administration fee is due in arrears on the first day of each month. The revolving note matures February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less that $43 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less that .50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million during any fiscal year.

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

     In connection with the private placement of the Series B Convertible Preferred Stock, OrthoLogic issued to the purchasers warrants to purchase 40 shares of Common Stock for each share of Series B Convertible Preferred Stock, exercisable at $5.50 per share. These warrants expire in 2008. The warrants were valued at $1,093,980. Additional costs of the private placement were approximately $966,000. Both the value of the warrants and the cost of the private placement were recognized over the 10 month conversion period ended April 1999 as an "accretion of non-cash Preferred Stock Dividends" for the amount of $617,994 per quarter. The Company filed a registration statement covering the underlying Common Stock.

     Proceeds from the private placement are being used to fund new product opportunities, including SpinaLogic, Chrysalin and Hyalgan as well as to complete the re-engineering of the Company's key business processes.

     As of June 30, 2000, 11,310 shares of Series B Convertible Preferred Stock had been converted into 4,486,997 shares of Common Stock.

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

RESULTS OF OPERATIONS

REVENUES

The Company reported revenues of $22.5 million for the second quarter of 2000 representing an 8.7% increase over revenues of $20.7 million for the same quarter of 1999. The Company's revenues increased 7.7% to $45 million for the six months ended June 30, 2000 from $41.8 million for the six months ended June 30, 1999. The growth in sales was primarily driven by the launch of SpinaLogic in December 1999 and increased sales of the OL-1000. The SpinaLogic device, used as an adjunct to lumbar spinal fusion surgery, has been prescribed by more than 300 physicians. Prescriptions for the OL-1000 increased over 20% for the six-months ended June 30, 2000 compared to the same period in 1999. Sales for Continuous Passive Motion devices declined for both the second quarter and first half of the year compared with comparable periods in 1999 as the Company has focused attention on improving profitability of the CPM business.

GROSS PROFIT

Gross profits increased from $16.1 million for the three months ended June 30, 1999 to $18.2 million for the three months ended June 30, 2000, a 13% increase. Gross profits as a percentage of revenues was 80.9% for the quarter compared to 77.7% for the same period last year. For the six months ended June 30, 2000, gross profits was $35.9 million as compared to $32.5 million for the six months ended June 30, 1999. Gross profits as a percentage of revenues was 77.7% for the six-month period ended June 30, 1999 and increased to 79.8% for the same period in 2000. Gross profits improved due to increased sales of the Company's higher margin products: the OL-1000 and SpinaLogic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SGA") expenses for the three months ended June 30, 2000 were $17.2 million, an increase from $15.8 million for the three months ended June 30, 1999. SGA expenses for the six months ended June 30, 2000 were $33.5 million, an increase from $31.5 million for the six months ended June 30, 1999. These increases occurred due to higher sales volume, and increased advertising associated with both the contractual obligations to market Hyalgan under the Co-Promotion Agreement referenced above and the launch of SpinaLogic.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses declined slightly to $548,000 in the three-month period ended June 30, 2000 compared to $556,000 for the same period last year. R&D expenses for the six months ended June 30, 2000 totaled $1.2 million, an increase from the $1.1 million for the six months ended June 30,

1999. This year-to-date increase reflects expenses associated with the Chrysalis clinical trials offset by a reduction in SpinaLogic related development costs since that product was introduced at the end of 1999.

OTHER INCOME AND EXPENSES

Other income, consisting primarily of interest income, increased from $46,000 to $101,000 for the three-month periods ended June 30, 2000 and 1999 respectively. For the six-month period ended June 30, 2000, other income increased to $186,000 from $102,000 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000 the Company had cash and investments of $8.2 million compared to $6.3 million as of December 31, 1999. Cash and investments totaled $7.1 million at March 31, 2000. Cash provided by operations amounted to $3.0 million during the six-month period ended June 30, 2000, compared to $97,000 for the same period in the previous year. The Company has an available $10 million accounts receivable revolving line of credit with a bank.

The Company anticipates that its cash and short-term investments on hand, cash from operations and the funds available from the line of credit will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. There can be no assurances, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, continue profitability and collect amounts due from third party payers. Additional funds may be required if the Company is not successful in any of these areas. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of results of operations and financial condition, statements of future economic performance, and general or specific statements of future expectations and beliefs. The matters covered by such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or implied by such forward-looking statements. Important factors which may cause actual results to differ include, but are not limited to, the following matters, which are discussed in more detail in the Company's Form 10-K for the 1999 fiscal year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has exposure to foreign exchange rates through its manufacturing subsidiary in Canada.

The Company does not use foreign currency exchange forward contracts or commodity contracts to limit its exposure. The Company is not currently vulnerable to a material extent to fluctuations in interest rates and commodity prices.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 19, 2000 to vote on: the election of Class III Directors (Proposal 1); an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of Common Stock available for grant under the Plan by 1,000,000 shares (Proposal 2); and the ratification of Deloitte & Touche LLP as independent accountant for the fiscal year ending December 31, 2000 (Proposal 3). The results are as follow:

                                                                         Broker
                                  For          Against     Abstain     Non-Votes
                                  ---          -------     -------     ---------
Proposal 1
   Stuart H. Altman, Ph.D.     28,172,074       330,938      7,700         0
   Elwood D. Howse, Jr.        28,166,474       336,538      7,700         0
Proposal 2                     24,684,130     3,763,233     55,649         0
Proposal 3                     28,394,175        64,396     44,441         0

A more detailed discussion of each proposal is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

The Company's  directors  continuing in office are: John Holliman III, Frederick
J. Feldman, Ph.D., Thomas R. Trotter, and Augustus A. White III, M.D.

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


                                ORTHOLOGIC CORP.
                                  (Registrant)


Signature                             Title                           Date
---------                             -----                           ----


/s/ Thomas R. Trotter        President and Chief Executive
---------------------        Officer (Principal Executive        August 10, 2000
Thomas R. Trotter            Officer)



/s/ Terry D. Meier           Sr. Vice-President and Chief
---------------------        Financial Officer (Principal
Terry D. Meier               Financial and Accounting Officer)   August 10, 2000

                                OrthoLogic Corp.
                 Exhibit Index to Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended June 30, 2000


                                              Incorporated by      Filed
Exhibit No.      Description                  Reference to:       Herewith
-----------      -----------                  -------------       --------

   10.1        Amendment to Marketing
                 Distribution Agreement                               X

   27          Financial Data Schedule                                X