Form 10-Q
period 2000-09-30
ORTHOLOGIC CORP
filed 2000-11-14
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________


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

      30,163,224 shares of common stock outstanding as of October 31, 2000

                                ORTHOLOGIC CORP.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Part I Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets
               September 30, 2000 and December 31, 1999 ......................3

             Condensed Consolidated Statements of Operations and of
               Comprehensive  Income Three months and nine months ended
               September 30, 2000 and 1999 ...................................4

             Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 2000 and 1999 .................5

             Notes to Consolidated Financial Statements ......................6

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................10

     Item 3. Quantitative and Qualitative Disclosures About Market Risks ....13

Part II Other Information

     Item 1. Legal Proceedings ..............................................14

     Item 6. Exhibits and Reports on Form 8-K ...............................14

PART I - Financial Information

Item 1. Financial Statements

                                OrthoLogic Corp.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                    Unaudited

                                                   September 30,   December 31,
                                                       2000           1999
                                                     ---------      ---------
ASSETS

Cash and cash equivalents                            $   7,132      $   6,023
Short term investments                                      --            250
Accounts receivable, net                                29,580         30,429
Inventory, net                                          10,326          9,306
Prepaids and other current assets                          843            987
Deferred income tax                                      2,622          2,631
                                                     ---------      ---------
     Total current assets                               50,503         49,626

Rental fleet, furniture and equipment                   28,648         26,361
Accumulated depreciation                               (16,748)       (13,300)
                                                     ---------      ---------
     Fleet, furniture and equipment, net                11,900         13,061

Intangibles, net                                        27,254         28,749
Deposits and other assets                                  674            767
                                                     ---------      ---------

     Total assets                                    $  90,331      $  92,203
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable                                     $   3,545      $   2,569
Accrued liabilities                                      5,214          6,192
                                                     ---------      ---------
     Total current liabilities                           8,759          8,761

Deferred rent and capital lease obligations                167            209
                                                     ---------      ---------

     Total liabilities                                   8,926          8,970
                                                     ---------      ---------

Series B Convertible Preferred Stock                     3,690         10,180
                                                     ---------      ---------

Stockholders' Equity
Common stock                                                15             14
Additional paid-in capital                             131,882        125,206
Common stock to be used for legal settlement             2,969
Accumulated deficit                                    (56,955)       (51,992)
Comprehensive loss                                        (196)          (175)
                                                     ---------      ---------

     Total stockholders' equity                         77,715         73,053
                                                     ---------      ---------

     Total liabilities and stockholders' equity      $  90,331      $  92,203
                                                     =========      =========

See notes to condensed consolidated financial statements

                                OrthoLogic Corp.
   Condensed Consolidated Statements of Operations and of Comprehensive Income
                      (in thousands, except per share data)
                                    Unaudited

                                                       Three months ended         Nine months ended
                                                          September 30,             September 30,
                                                      ---------------------     ---------------------
                                                        2000         1999         2000         1999
                                                      --------     --------     --------     --------
Revenues                                              $ 21,011     $ 20,258     $ 66,041     $ 62,054
Cost of revenues                                         4,302        4,672       13,406       13,999
                                                      --------     --------     --------     --------
Gross profit                                            16,709       15,586       52,635       48,055

Operating expenses
  Selling, general and administrative                   16,943       14,937       50,446       46,452
  Research and development                               2,645          625        3,859        1,701
  Legal settlement                                       3,552            0        3,552
                                                      --------     --------     --------     --------

Total operating expenses                                23,140       15,562       57,857       48,153

Operating income (loss)                                 (6,431)          24       (5,222)         (98)
                                                      --------     --------     --------     --------
Other income
  Grant/other revenue                                        0            0            0            2
  Interest income                                          112           52          298          153
                                                      --------     --------     --------     --------
Total other income                                         112           52          298          155
                                                      --------     --------     --------     --------

Income (loss) before income taxes                       (6,319)          76       (4,924)          57
                                                      --------     --------     --------     --------

Provision for income taxes                                (112)          24           39           40
                                                      --------     --------     --------     --------

Net income (loss)                                     $ (6,207)    $     52     $ (4,963)    $     17
                                                      ========     ========     ========     ========

Accretion of non-cash preferred stock dividend               0            0            0         (824)
                                                      --------     --------     --------     --------
Net income (loss) applicable to common
  shareholders                                        $ (6,207)    $     52     $ (4,963)    $   (807)
                                                      ========     ========     ========     ========
BASIC EARNINGS PER SHARE

Net income (loss) per common share                    $  (0.21)    $   0.00     $  (0.17)    $  (0.03)
                                                      --------     --------     --------     --------
Weighted average number of common shares
  outstanding                                           30,163       25,860       29,730       25,579
                                                      ========     ========     ========     ========
DILUTED EARNINGS PER SHARE

Net income (loss) per common and equivalent shares    $  (0.21)    $   0.00     $  (0.17)    $  (0.03)
                                                      --------     --------     --------     --------

Weighted shares outstanding                             30,163       30,516       29,730       25,579
                                                      --------     --------     --------     --------
Consolidated Statement of Comprehensive Income

Net income (loss) applicable to common
  shareholders                                        $ (6,207)    $     52     $ (4,963)    $   (807)

Foreign translation adjustment                              53          (63)         (21)        (272)
                                                      --------     --------     --------     --------
Comprehensive loss applicable to common
  shareholders                                        $ (6,154)    $    (11)    $ (4,984)    $ (1,079)
                                                      ========     ========     ========     ========

See notes to condensed consolidated financial statements

                                ORTHOLOGIC CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                            Nine months ended
                                                               September 30,
                                                           --------------------
                                                             2000        1999
                                                           -------      -------
OPERATING ACTIVITIES
Net income (loss)                                          $(4,963)     $    17
  Noncash items:
  Depreciation and amortization                              4,275        4,654
  Common stock to be used for legal settlement               2,969            0
  Net change on other operating items:
  Accounts receivable                                          849       (2,510)
  Inventory                                                 (1,020)       1,849
  Prepaids and other current assets                            153         (337)
  Deposits and other assets                                     93         (292)
  Accounts payable                                             976         (442)
  Accrued liabilities                                         (978)        (197)
                                                           -------      -------
    Cash flows provided by operating activities              2,354        2,742
                                                           -------      -------
INVESTING ACTIVITIES
  Purchase of fixed assets                                  (1,619)      (3,675)
  Cash paid for acquisition                                     --         (171)
  Sales of short-term investments                              250        5,565
                                                           -------      -------
    Cash flows provided by (used in)
      investing activities                                  (1,369)       1,719
                                                           -------      -------
FINANCING ACTIVITIES
  Payments on capital leases                                   (42)         (11)
  Payment on loan payable                                       --         (500)
  Payments under co-promotion agreement                         --       (1,000)
  Foreign exchange                                             (21)        (272)
  Net proceeds from stock option exercises                     187          664
                                                           -------      -------
    Cash flows provided by (used in)
      financing activities                                     124       (1,119)
                                                           -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    1,109        3,342

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               6,023        1,714
                                                           -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 7,132      $ 5,056
                                                           =======      =======

Supplemental disclosure of cash flow information
  Accretion of non-cash preferred stock dividend           $     0      $   824
  Cash paid during the period for interest                     100           70

See notes to condensed consolidated financial statements

                                ORTHOLOGIC CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statement Presentation

     The condensed consolidated balance sheet as of September 30, 2000, and the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2000 and 1999 and nine months ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments, except for the legal settlement recorded in the three months ended September 30, 2000) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The balance sheet as of December 31, 1999 is derived from the Company's audited financial statements included in the 1999 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts and sales discounts and adjustments, which are based primarily on trends in historical collection statistics, consideration of current events, payer mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party health insurance plans, including
     Medicare. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are subject to adjustments in the near term, which could be material. Any differences between estimated
     reimbursement  and  final   determinations  are  reflected  in  the  period
     finalized.

2. Co-Promotion Agreement for Hyalgan

     The Company entered into an exclusive co-promotion agreement (the "Agreement") with Sanofi Pharmaceuticals Inc. ("Sanofi") at a cost of $4.0 million on June 23, 1997 for the purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee. During 1997 and 1998 the Company paid $3.0 million of this amount. The remaining $1.0 million was paid in the first quarter of 1999. Subsequent to September 30, 2000, it was announced that the Company and Sanofi had mutually agreed to terminate this agreement. The Company will return the rights to sell Hyalgan back to Sanofi. The Company will receive in the fourth quarter an up-front cash payment, financial incentives to complete a successful transition of the business by January 1, 2001, and continuing royalties for the next two years. Hyalgan revenues were $2.1 million and 6.2 million in the quarter ended and the nine months ended September 30, 2000, respectively.

3. Licensing Agreement for Chrysalin

     The Company announced in January 1998 that it had acquired a minority equity interest in a biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a nine-month world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain milestone payments to Chrysalis by the Company. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expensed in 1998 and the Agreement was extended to January 1999. In January 1999, the Company exercised its option to license the U.S. development, marketing and distribution rights for Chrysalin, for fracture indications. As part of the license agreement, and in conjunction with the U.S. Food and Drug Administration (the "FDA") clearance to begin human clinical trials, OrthoLogic made a $500,000 milestone payment to Chrysalis which was expensed in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. The clinical trial is ongoing and is expected to be completed by the end of 2000.

     In July 2000, the Company announced it was extending its license agreement with Chrysalis to include all Chrysalin orthopedic indications worldwide. Under the terms of the agreement, OrthoLogic paid Chrysalis a license fee of $2 million. This fee resulted in a one-time charge to earnings during the third quarter ended September 30, 2000. In addition, the agreement calls for the Company to pay certain milestone payments and royalty fees, based upon products developed and achievement of commercial success.

4. Litigation

     During 1996, certain lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder.

     Subsequent to September 30, 2000, the Company announced that it had entered into a Memorandum of Understanding regarding settlement of the lawsuit. The settlement consists of $1 million in cash and one million shares of newly issued OrthoLogic Common Stock valued at $2,969,000. The Company anticipates that a significant portion (approximately $800,000) of the cash payment will be funded from its directors' and officers' liability insurance policy. During the quarter-ended September 30, 2000, the Company recorded a $3.6 million charge, including legal expenses, for the settlement of the litigation. The settlement is subject to approval by the lead plaintiffs and the defendants; the preparation, execution and filing of a formal Stipulation of Settlement; notice to settlement class members; and final approval of the settlement by the courts at a hearing. Management believes the settlement is in the best interests of the Company and its shareholders as it frees the Company from the cost and significant distraction of ongoing litigation. The agreement to the Memorandum of Understanding does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiffs or any other person.

     At September 30, 2000, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business. The costs associated with the allegations and potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying Financial Statements. In management's opinion, the ultimate resolution of any current legal proceedings will not have a material effect on the financial position, results of operations, or cash flow of the Company.

5. Commitments

     The Company has a $10 million accounts receivable revolving line of credit with a bank. The Company may borrow up to 75% of the eligible accounts receivable. The interest rate on the note is at prime. Interest accruing on the note and a monthly administration fee is due in arrears on the first day of each month. The revolving note matures February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less that $43 million, (2) the ratio of current assets to current liabilities of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less that .50 to 1.0, and (4) capital expenditures not to exceed more than $7.0 million during any fiscal year. There were no outstanding borrowings at September 30, 2000.

6. Series B Convertible Preferred Stock

     In July 1998, the Company completed a private placement with two investors, an affiliate of Credit Suisse First Boston Corp. and Capital Ventures International. Under the terms of the Purchase Agreement, OrthoLogic sold 15,000 shares of Series B Convertible Preferred Stock for $15 million (prior to costs). The Series B Convertible Preferred Stock will automatically convert, to the extent not previously converted, into Common Stock four years following the date of issuance. Each share of Series B Convertible Preferred Stock is convertible into Common Stock at a per share price equal to the lesser of the average of the 10 lowest closing bids during the 30 days prior to conversion or, $ 3.0353. In the event of certain Mandatory Redemption Events, each holder of Series B Preferred Shares will have the right to require the Company to redeem those shares for cash at the Mandatory Redemption Price. Mandatory Redemption Events include, but are not limited to: the failure of the Company to timely deliver Common Shares as required under the terms of the Series B Preferred Shares or Warrants; the Company's failure to satisfy registration requirements applicable to such securities; the failure by the Company to maintain the listing of its Common Stock on NASDAQ or a national securities exchange; and certain transactions involving the sale of assets or business combinations involving the Company. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of Common Stock, the Stated Value for each Series B Preferred Share outstanding at that time. The Purchase Agreement contains covenants that protect against hedging and short-selling of OrthoLogic Common Stock while the purchasers hold shares of the Series B Convertible Preferred Stock.

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

     Proceeds from the private placement are being used to fund new product opportunities, including SpinaLogic and Chrysalin as well as to complete the re-engineering of the Company's key business processes.

     As of September 30, 2000, 11,310 shares of Series B Convertible Preferred Stock had been converted into 4,486,997 shares of Common Stock.

7. Exclusive Sales Agreement for SpinaLogic

     The Company signed an exclusive worldwide sales agreement for a 10-year period, beginning August 18, 2000 with DePuy AcroMed, Inc. ("DePuy"), a unit of Johnson & Johnson whereby DePuy will assume sales responsibility for SpinaLogic, the Company's device used as an adjunctive treatment after lumbar spinal fusion surgeries. This sales transition began in the third quarter with expected full implementation by the end of 2000.

8. New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was amended by SFAS No. 137 and 138. SFAS No. 133, as amended, requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective in the first quarter of 2001. The Company has substantially completed the process of evaluating the impact of adopting SFAS No. 133 and does not believe that the effect will be material to the financial statements.

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

     RESULTS OF OPERATIONS

     REVENUES

     The Company reported revenues of $21.0 million for the third quarter of 2000 representing a 3.4% increase over revenues of $20.3 million for the same quarter of 1999. The Company's revenues increased 6.4% to $66.0 million for the nine months ended September 30, 2000 from $62.0 million for the nine months ended September 30, 1999. The growth in sales was primarily driven by increased sales of SpinaLogic and the OL-1000. The Company had anticipated that SpinaLogic sales would be adversely affected by the start of the new sales agreement with its new distributor, however, sales in the third quarter were better than projected. OL-1000 sales were positively affected by the introduction of the Single Coil Size 2 unit and residual benefits from the changes in Medicare guidelines for reimbursement of bone growth stimulators enacted earlier this year. Sales for Continuous Passive Motion ("CPM") devices declined for both the third quarter and first nine months of the year compared with comparable periods in 1999. The Company has focused attention on improving profitability of the CPM business and is exploring alternatives.

     GROSS PROFIT

     Gross profit increased from $15.6 million for the three months ended September 30, 1999 to $16.7 million for the three months ended September
     30, 2000, a 7.0% increase. Gross profit as a percentage of revenues was 79.5% for the quarter compared to 76.9% for the same period last year. For the nine months ended September 30, 2000, gross profit was $52.6 million as compared to $48.1 million for the nine months ended September 30, 1999. Gross profit as a percentage of revenues was 77.4% for the nine-month period ended September 30, 1999 and increased to 79.7% for the same period in 2000. Gross profit improved due to increased sales of the Company's higher margin products: the OL-1000 and SpinaLogic.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SGA") expenses (including legal settlement) for the three months ended September 30, 2000 were $20.5 million, an increase from $14.9 million for the three months ended September 30, 1999. SGA expenses for the nine months ended September 30, 2000 were $54.0 million, an increase from $46.4 million for the nine months ended September 30, 1999. These increases occurred due to higher sales volume, the launch and transition to a new distributor of SpinaLogic sales, and the settlement of the lawsuit.

     The settlement of the lawsuit is discussed in "Part II Item 1, Legal Proceedings" and Note 4 of the Financial Statements. The settlement, including legal expenses of approximately $400,000, totaled $3.6 million in the quarter-ended September 30, 2000.

     RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses increased to $2.6 million in the three-month period ended September 30, 2000 compared to $625,000 for the same period last year. R&D expenses for the nine months ended September 30, 2000 totaled $3.9 million, an increase from the $1.7 million for the nine months ended September 30, 1999. This increase reflects expenses associated with the Chrysalin clinical trials and, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, a $2 million payment to extend the licensing rights for all orthopedic implications worldwide for Chrysalin.

     OTHER INCOME AND EXPENSES

     Other income, consisting primarily of interest income, increased from $52,000 to $112,000 for the three-month periods ended September 30, 1999 and 2000 respectively. For the nine-month period ended September 30, 2000, other income increased to $298,000 from $153,000 for the same period in the previous year.

     LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2000 the Company had cash and investments of $7.1 million compared to $6.3 million as of December 31, 1999. Cash provided by operations amounted to $2.4 million during the nine-month period ended September 30, 2000, compared to $2.7 million for the same period in the previous year. Cash used for investing amounted to $1.4 million during the nine-month period ended September 30, 2000, primarily for the purchase of fixed assets, compared to cash provided by investments of $1.7 million for the same period last year. Cash provided by financing activities amounted to $124,000 during the nine-month period ended September 30, 2000 compared to cash used for financing of $1.1 million for the same period last year. The Company has an available $10 million accounts receivable revolving line of credit with a bank. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less that $43 million, (2) the ratio of current assets to current liabilities of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less that .50 to 1.0, and (4) capital expenditures not to exceed more than $7.0 million during any fiscal year. There were no outstanding borrowings at September 30, 2000.

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

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of results of operations and financial condition, statements of future economic performance, and general or specific statements of future expectations and beliefs. The matters covered by such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or implied by such forward-looking statements. Important factors which may cause actual results to differ include, but are not limited to, matters discussed below.

     OrthoLogic has periodically discussed with third parties the possible acquisition of technology, product lines, and businesses in the orthopedic health care market. Additionally, the Company continues to evaluate strategies and alternatives that will position the Company to compete effectively in the future. Any change in the future operating strategies of the Company could result in an adjustment to the carrying values of current recorded assets.

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

Part II - Other information

Item 1. Legal Proceedings

     On October 2, 2000, the Company entered into a Memorandum of Understanding with plaintiffs describing the terms of the settlement of the consolidated class action lawsuits in United States District Court for the District of Arizona alleging violations of Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The terms and conditions of such settlement are described in more detail in "Note 4 - Litigation" of the Notes to Consolidated Financial Statements above.

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


ORTHOLOGIC CORP.
(Registrant)


   Signature                    Title                     Date



 /s/ Thomas R. Trotter       President and Chief Executive     November 13, 2000
 ---------------------       Officer (Principal
 Thomas R. Trotter            Executive Officer)


 /s/ Terry D. Meier          Sr. Vice-President and Chief      November 13, 2000
 ---------------------       Financial Officer (Principal
 Terry D. Meier              Financial and Accounting Officer)

                                OrthoLogic Corp.
                 Exhibit Index to Quarterly Report on Form 10-Q
                For the Quarterly Period Ended September 30, 2000

                                                  Incorporated by       Filed
Exhibit No         Description                      Reference to:      Herewith
----------         -----------                      -------------      --------
  10.2         September 28, 2000 Agreement
               terminating Hyalgan Co-Promotion
               Agreement                                                   X


  27           Financial Data Schedule                                     X