Form 10-K
period 2000-12-31
ORTHOLOGIC CORP
filed 2001-04-02
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                        Commission files number: 0-21214


                                ORTHOLOGIC CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                              86-0585310
(State or other jurisdiction of                                 (IRS employer
 incorporation or organization)                              Identification no.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant's Common Stock as reported on the NASDAQ National Market on March 23, 2001 was approximately $94,311,003. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of outstanding shares of the registrant's Common Stock on March 23, 2001 was 31,437,001.

                                ORTHOLOGIC CORP.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I.....................................................................    3
  Item 1.  Business........................................................    3
  Item 2.  Properties......................................................   10
  Item 3.  Legal Proceedings...............................................   11
  Item 4.  Submission of Matters to a Vote of Security Holders.............   12

PART II....................................................................   13
  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................   13
  Item 6.  Selected Financial Data.........................................   13
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   14
  Item 8.  Financial Statements and Supplementary Data.....................   22
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure........................................   37

PART III...................................................................   37
  Item 10. Directors and Executive Officers of the Registrant..............   37
           Executive Officers of the Registrant............................   37
  Item 11. Executive Compensation..........................................   38
  Item 12. Security Ownership of Certain Beneficial Owners and Management..   38
  Item 13. Certain Relationships and Related Transactions..................   38

PART IV....................................................................   38
  Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K....................................................   38

SIGNATURES.................................................................  S-1

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

     OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopedic products and packaged services for the orthopedic health care market including bone growth stimulation devices and continuous passive motion ("CPM") devices. In 2000, the Company also sold Hyalgan (sodium hyaluronate), a therapeutic injectable for relief of pain from osteoarthritis of the knee. The rights to sell this product to the orthopedic market were mutually terminated in October 2000. OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

     OrthoLogic periodically discusses with third parties the possible acquisition and sale of technology, product lines and businesses in the orthopedic health care market and from time to time enters into letters of intent that provide OrthoLogic with an exclusivity period during which it considers possible transactions. In January 2001, the Company announced it plans to divest the CPM business. Management's decision to divest the CPM business was based on a desire by OrthoLogic to refocus all of its activities in the fracture healing and spinal repair segments of the orthopedic market. The CPM business, which is focused in the rehabilitation segment of the orthopedic market, no longer fits in the Company's long-term strategic plans.

PRODUCTS AND OTHER PRODUCT DEVELOPMENT

     OrthoLogic's product line includes bone growth stimulation and fracture fixation devices and CPM devices and related products. Hyalgan was sold by the Company through the fourth quarter of 2000. The Company's product line is sold primarily through the Company's direct sales force. However, the Company uses an international spine product distributor for the sales and marketing of its bone growth stimulation device, SPINALOGIC(R).

BONE GROWTH STIMULATION PRODUCTS

     OL1000, OL1000 SC. The OL1000 is a U.S. Food and Drug Administration ("FDA") approved portable, noninvasive physician prescribed electro magnetic field bone growth stimulator designed for patients with a nonunion fracture of certain long bones. The OL1000 comprises two magnetic field treatment transducers (coils) and a microprocessor-controlled signal generator that delivers highly specific, low energy signal.

     In the first quarter of 1998, the Company began selling a single-coil model of the OL1000. The single-coil device, the OL1000 SC, utilizes the same magnetic field as the OL1000, is available in four sizes and is designed to be more comfortable for patients with certain types of fractures.

     SPINALOGIC(R). SPINALOGIC is a portable, noninvasive electro magnetic field bone growth stimulator, which enhances the healing process as an adjunct to spinal fusion surgery. The Company believes that SPINALOGIC offers benefits similar to those of the OL1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The FDA approved SpinaLogic on December 20, 1999, allowing the Company to begin selling SPINALOGIC to customers as an adjustment to spinal fusion surgery.

CPM DEVICES AND RELATED PRODUCTS

     CONTINUOUS PASSIVE MOTION. CPM devices provide controlled, continuous movement to joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following orthopedic trauma or surgery. The products are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications. The primary use of CPM devices occurs in the hospital and home environments, but they are also utilized in skilled nursing facilities, sports medicine and rehabilitation centers. The Company offers a wide range of lower and upper extremity CPM devices. Lower extremity CPM is a widely accepted treatment for rehabilitation from knee surgical procedures such as total knee replacement and anterior cruciate ligament reconstruction. Consequently, the number of companies competing in this line of business has increased, resulting in decreased reimbursement rates from managed care providers. Upper extremity CPM for the shoulder, elbow, wrist and hand are not yet standard rehabilitation procedures but are continuing to gain acceptance. No clinical studies have been published supporting the efficiency of upper extremity CPM. As a result, there is no Medicare reimbursement to date for this treatment though other payors will reimburse for upper extremity CPM usage. Currently, the majority of upper extremity CPM reimbursement payments are workers' compensation related. The Company maintains a fleet of CPM devices that are placed on consignment in hospitals or rented to patients upon receipt of a written prescription.

     The Company has developed a new elbow CPM device incorporating Progressive Stretch Relaxation (PSR) technology. The new device should be launched by mid-2001 and will offer physicians and therapists a new alternative to conventional CPM and dynamic splinting.

     On January 24, 2001, the Company announced its plans to divest of its CPM business. The decision to divest the CPM business was based on a desire by OrthoLogic to refocus all of its activities in the fracture healing and spinal repair segments of the orthopedic market. The CPM business, which is focused in the rehabilitation segment of the orthopedic market, no longer fits in the Company's long-term strategic plans. See "Item 1 -- Business -- General."

     ANCILLARY ORTHOPEDIC PRODUCTS. The Company also offers a complete line of bracing, electrotherapy, cryotherapy and dynamic splitting products. The bracing line includes post-operative, custom and pre-sized functional and osteoarthritis models. Post-operative braces are used in the early phases of post-surgical rehabilitation while functional braces are applied as the patient returns to work or sports activities. The electrotherapy line consists of TENS, NMES, high volt pulsed current, interferential, and biofeedback units. Cryotherapy is used to cool the operative or injured site in order to prevent pain and swelling.

HYALGAN(R) (SODIUM HYALURONATE)

     The Company began selling Hyalgan to orthopedic surgeons in July 1997, under a Co-Promotion Agreement with Sanofin Synthelabo, Inc. (the "Co-Promotion Agreement"). Hyalgan is used for relief of pain from osteoarthritis of the knee for those patients who have failed to respond adequately to conservative non-pharmacological therapy and to simple analgesics, such as acetaminophen. In October 2000, it was announced that the Company and Sanofi had mutually agreed to terminate this agreement. The Company returned the rights to sell Hyalgan back to Sanofi in October 2000. The Company received an up-front cash payment, financial incentives to complete the transition of the business through December 2000, and continuing royalties for the next two years.

FUTURE PRODUCTS

     CHRYSALIN. In January 1998, the Company made a minority equity investment in Chrysalis Biotechnology, Inc. ("Chrysalis"). As an amendment to this transaction and in exchange for a one-time license fee of $2 million, the Company acquired a license for worldwide exclusive rights for the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process of fractured bones. In pre-clinical animal studies, Chrysalin was shown to double the rate of fracture healing with a single injection into the fracture gap. In November 1999, the Company received authorization to proceed with a Phase I / Phase II Investigational New Drug Application ("INDA"), for human clinical trials for Chrysalin. In January 2000, the Company began enrolling patients in a double blind Phase I/II INDA clinical trial. The Company announced that the enrollment was completed in January 2001.The trial consists of a prospective, randomized double blind study of 90 patients in seven clinical centers to study the safety and preliminary efficiency of Chrysalin on healing fractures. The Company has not yet applied for FDA approval to market Chrysalin and there is no assurance that the Company will do so or that it would receive such approval if sought.

     ORTHOSOUND(TM). The Company holds patents for diagnostic and therapeutic devices utilizing its nonthermal ultrasound technology "OrthoSound" for use in medical applications that relate to bone, cartilage, ligament or tendon diagnostics and healing. The Company is not currently engaged in any clinical studies using this technology and there can be no assurance that the Company will do so or that it would receive such approval if sought.

MARKETING AND SALES

     OrthoLogic's products have historically been marketed and sold to orthopedic and podiatric surgeons in private practice, hospitals, and clinics, as well as to general orthopedic physicians and therapists in sports medicine and trauma centers. Direct sales and marketing efforts have thus centered on these groups in these locations.

     The launch of SpinaLogic(R) has added a new customer base for the Company: orthopedic spine surgeons and neurosurgeons who perform spine procedures. This fact in combination with a desire to quickly penetrate this new market led the Company in August 2000 to sign an exclusive 10-year sales agreement with DePuy AcroMed.

     The Company's sales efforts are through a combination of direct sales representatives and select regional distributors, plus DePuy AcroMed for SpinaLogic. Of the Company's approximately 581 employees at December 31, 2000, approximately 318 are involved in field sales, service and marketing. The Company employs a Vice President of Sales as well as eight Area Vice Presidents to manage territory sales, along with a Vice President of Distributor Sales to coordinate distributor activities.

     Through specialized marketing and sales staff, the Company has initiated and maintained contracts with over 400 third party payors for the OL1000, SpinaLogic, and CPM product lines. In addition, the Company is an approved Medicare and Medicaid provider.

     OrthoLogic has not typically experienced any seasonality in sales of the OL1000, and is not expecting any seasonality in SpinaLogic sales. However, revenues from the CPM line have proven to be seasonal. Historically the strongest quarters are the first and fourth quarters of the calendar year. The Company believes this trend may be due to (i) individuals putting off elective surgical intervention until later in the year when insurance deductibles have been met, and (ii) sports-related injuries which tend to increase in fall and winter months. As noted earlier, the Company intends to divest the CPM business. See "Item 1 - Business - General."

RESEARCH AND DEVELOPMENT

     Individuals within the research and development organization have extensive experience in the areas of biomaterials, bioengineering, animal modeling, and cell biology. Research and development efforts emphasize product engineering, activities related to the clinical trials conducted by the Company and basic research. With regard to basic research, the research and development staff conducts in-house research projects in the area of fracture healing. The staff also supports and monitors external research projects in biophysical stimulation of growth factors and the potential use of ultrasound technology in diagnostic and therapeutic applications relating to bone, cartilage, ligament or tendon. Both the in-house and external research and development projects also provide technical marketing support for the Company's products and explore the development of new products and also additional therapeutic applications for existing products. The Company also has a clinical regulatory group that initiates and monitors clinical trials. The Company's clinical regulatory group recently completed enrollment into its double blind human clinical trials on Chrysalin. The Company announced in January 1998 that it had acquired a minority equity interest in a biotech firm, Chrysalis Bio Technology, Inc. ("Chrysalis") for $750,000. As Part of the transaction, the Company was awarded a world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid pep-tide that has shown promise in accelerating the healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expended in the third quarter of 1998, and the Agreement was extended to January 1999, when the Company exercised its options to license the U.S. development, marketing and distribution rights for Chrysalin, for fresh fracture indications. As part of the license agreement, and in conjunction with FDA clearance to begin human clinical trials, OrthoLogic made and expensed a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999.

     The Company's research and development expenditures totaled $2.9 million, $2.9 million and $4.7 million in the years ended December 31, 1998, 1999 and 2000, respectively. In 2000, the Company paid Chrysalis a license fee of $2 million to extend its license agreement to include all Chrysalin orthopedic indications worldwide. See "Item 6 -- Selected Financial Data and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING

     The Company assembles the OL1000 and SpinaLogic products from parts supplied by third parties, performs tests on the components and the assembled product, and calibrates the assembled product to specifications. The Company purchases several components including the magnetic field sensor employed in the OL1000 and SpinaLogic products from a single source. Establishing additional or replacement suppliers for this component cannot be accomplished quickly. Other components and materials used in the manufacture and assembly of the OL1000 and SpinaLogic are available from multiple sources.

     The Company assembles CPM devices from parts that it manufactures in-house or purchases from third parties. These parts are assembled, calibrated and tested at the Company's facilities in Pickering (outside of Toronto), Canada. The Company purchases several CPM components, including microprocessors, motors and custom key panels from single-source suppliers. The Company believes that its CPM products are not dependent on these components and could be redesigned to incorporate comparable components. The Company places orders for these components to meet sales forecasts for up to six months. Other components and materials used in the manufacture and assembly of CPM products are available from multiple sources.

     A third party produces Chrysalin for the Company. Because Chrysalin is currently still in the clinical trial phase and not being sold to the public, it is manufactured by a sole supplier.

COMPETITION

     The orthopedic industry is characterized by rapidly evolving technology and intense competition. The Company has common competitors for its fracture healing and spine stimulation business. In addition to surgical procedures themselves, other manufacturers of bone growth stimulators include Electro-Biology, Inc.
(EBI), a subsidiary of Biomet, Inc., OrthoFix International N.V., and Exogen, Inc. a subsidiary of Smith & Nephew.

     New research in osteobiologics, such as the development of growth factors like bone morphogenic proteins (BMP's) and even the Company's own work with Chrysalin, may well affect the market potential for bone growth stimulation in the future.

     With respect to the adjunctive treatment of spinal fusion surgery, the primary competitors are EBI and OrthoFix. With respect to external fixation devices, the Company's primary competitors are OrthoFix, Stryker, EBI, Smith & Nephew Richards, Inc., Synthes, Inc. and ACE Orthopedic Manufacturing (a division of DePuy, Inc.). The Company's primary competitors in the United States for CPM devices are privately held Thera-Kinetics, Inc., many independent owners/lessors of CPM devices and suppliers of traditional orthopedic rehabilitation services including orthopedic immobilization and follow up physical therapy. The Company also believes that there are several foreign CPM device manufacturers and providers with whom the Company will compete if it increases international sales efforts or as those competitors sell in the United States. As noted above, the Company intends to divest the CPM business. See "Item 1 -Business - General."

     Many of the Company's competitors have substantially greater resources and experience in research and development, obtaining regulatory approvals, manufacturing, and marketing and sales of medical devices and services, and therefore represent significant competition for the Company. The Company is aware that its competitors are conducting clinical trials for other medical applications of their respective technologies. In addition, other companies are developing or may develop a variety of other products and technologies to be used in CPM devices, the treatment of fractures and spinal fusion's, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound. The Company believes that competition is based on, among other factors, the safety and efficacy of products in the marketplace, physician familiarity with the product, ease of patient use, product reliability, reputation, price, sales and marketing capability and reimbursement.

     Any product developed by the Company that gains any necessary regulatory approval would have to compete for market acceptance and market share in an intensely competitive market. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing as well as any necessary regulatory approval processes and supply commercial quantities of the product to the market will be critical to its competitive success. There can be no assurance the Company can successfully compete on these bases. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Intense Competition" and "-- Rapid Technological Change."

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

     It is also the Company's policy to protect its owned and licensed technology by, among other things, filing patent applications for the technologies that it considers important to the development of its business. The Company uses the BIOLOGIC(R) technology in its bone growth stimulation devices through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. With respect to the BIOLOGIC technology, the delivery of such technology to the patient and specific applications of such technology, the Company holds title to or has exclusive worldwide license of a total of 50 BioLogic patents and design patents: twenty seven patents are United States patents; the remaining patents are held in France, Switzerland, Germany, Canada, Japan, Spain, United Kingdom, Italy, Australia, and Europe. Two of the foreign patents (Canadian) are pending. The Company's license for the BioLogic technology extends for the life of the underlying patents, which are due to expire over a period of years beginning in 2006 and extending through 2016. The Biologic technology license covers all improvements and applies to the use of the technology for all medical applications in man and animals. The license provides for payment of royalties by the Company from the net sales revenues of products using the BioLogic technology. The license agreement can be terminated for breach of any material provision of the license. See Note 4 of Notes to Financial Statements.

     The Company has been assigned and maintains eight United States patents covering methods for ultrasonic bone assessment and therapy by noninvasively and quantitatively evaluating the status of bone tissue IN VIVO through measurement of bone mineral density, strength and fracture risk. Additionally, three European and two Japanese patent applications are pending for this technology.

     With respect to CPM technology, the Company currently owns 34 patents, 23 United States patents and 11 foreign patents. Of these patents, two United States and five foreign patents are pending. The issued United States patents on this technology are due to expire over a period of years beginning in the year 2002 and extending through 2017. These patents could expire at an earlier date if the patents are not maintained by paying certain fees and / or annuities to the United States Patent and Trademark Office and/or appropriate foreign patent offices at certain intervals over the life of the patents.

     ORTHOLOGIC(R), ORTHOFRAME(R), BIOLOGIC(R), SPINALOGIC(R), TOMORROW'S TECHNOLOGY TODAY(R), CASELOG(R), LEGASUS SPORT CPM(R), LITELIFT(R), SPORTLITE(R), SUTTER(R), DANNINGER MEDICAL(R), MOBILIMB(R), WAVEFLEX(R), TOTALCARE(R), SUGARBOOTS, SYSTEM S(R), ORTHONAIL(TM), LEGASUS CPM(TM), and DANNIFLEX(TM) are federally registered trademarks of the Company.

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

     The Company's current BIOLOGIC technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent FDA review, and are required to be tested under an Investigational Device Exemption ("IDE") clinical trial and approved for marketing under a Pre-Market Approval ("PMA"). To begin human clinical studies the Company must apply to the FDA for an IDE. Generally, preclinical laboratory and animal tests are required to establish a scientific basis for granting of an IDE. Once an IDE is granted, clinical trials can commence, which involve rigorous data collection as specified in the IDE protocol. After the clinical trial is completed, the data are compiled and submitted to the FDA in a PMA application. FDA approval of a PMA application occurs after the applicant has established safety and efficacy to the satisfaction of the FDA. The FDA approval process may include review by a FDA advisory panel. Approval of a PMA application includes specific requirements for labeling of the medical device with regard to appropriate indications for use. Among the conditions for PMA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures comply with the FDA regulations setting forth Good Manufacturing Practices ("GMP"). The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. In addition, the Company must comply with post-approval reporting requirements of the FDA. If violations of applicable regulations are noted during FDA inspections, the continued marketing of any products manufactured by the Company may be adversely affected. No significant deficiencies have been noted in FDA inspections of the Company's manufacturing facilities.

     The ORTHOFRAME and ORTHOFRAME/MAYO WRIST FIXATOR are Class II devices. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments Act of 1976 was enacted, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) pre-market notification with the agency. The Company obtained 510(k) pre-market notification clearances from the FDA for ORTHOFRAME.

     The Company's CPM devices are Class I devices in the United States that do not require 510(k) pre-market notification. However, CPM manufacturers must comply with GMP regulations. The devices must also meet Underwriters Laboratories standards for electrical safety. For sales to the European Community, CPM devices must meet established electromechanical safety and electromagnetic emissions regulations and must have a CE mark. The European Community requires compliance with newly formed quality control standards. The Company currently complies with the new standards.

     Manufacturers outside the United States that export devices to the United States may be subject to FDA inspection. The FDA generally inspects companies every few years. The frequency of inspection depends upon the Company's status with respect to regulatory compliance. To date, the Company's foreign operations have not been the subject of any inspections conducted by the FDA.

     Under Canada's Food and Drugs Act and the rules and regulations thereunder (the "Food and Drugs Act"), the CPM devices sold by the Company are Class II devices and therefore require Canadian regulatory approval prior to their introduction to the market. The Company must also obtain an establishment license. The Company has obtained both approvals for the CPM devices and an establishment license. The license is renewed annually. Health Canada may request the Company to provide it with the results of the testing conducted on the device. If the results of such testing do not substantiate the nature of the benefits claimed to be obtainable from the use of the device or the performance characteristics claimed for such device to the satisfaction of Health Canada, the sale of the device in Canada would be prohibited until appropriate results had been submitted. The Company has not been asked to provide such testing results to the Canadian authorities. The Company's Biologic technology-based products require and have obtained pre-market approval under Canadian law.

     CPM devices must comply with the applicable provincial regulations regarding the sale of electrical products by receiving the prior approval of either the Canadian Standards Association ("CSA") or the provincial hydro-electric authority, unless the device is otherwise exempt from such requirement. The CPM devices have, unless otherwise exempt obtained such necessary approvals. As noted above, the Company intends to divest the CPM business. See "Item 1 - Business - General."

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

     As a potential new drug product, Chrysalin would be subject to clinical trial and GMP review similar to those described for the BioLogic technology-based products. Under the FDC Act, drug products are required to be tested under Investigational New Drug ("IND") Phase I, II, and III clinical trials and approved for marketing under a New Drug Application ("NDA"). To begin human clinical trials the Company applied to the FDA for an IND approval. Generally, preclinical laboratory and animal tests are required to establish a scientific basis for granting of an IND application. Once the Company received authorization to begin clinical trials, the process of collecting data as specified in the INDA protocol(s) began. Once an IND application was granted, the clinical trial commenced and involved rigorous data collection as specified in the IND protocol(s). Data from earlier phases may need to be reviewed by FDA before proceeding to later phases. After all phases of clinical trials are completed, data will be compiled and submitted to the FDA in an NDA application. FDA approval of an NDA application occurs after the applicant has established safety and efficacy to the satisfaction of the FDA. Approval of an NDA application includes specific requirements for labeling, manufacturing, and controls. The approval process may include review by a FDA advisory panel. Among conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures comply with the FDA regulations setting forth Good Manufacturing Practices.

     The process of obtaining necessary government approvals is time consuming and expensive. There can be no assurance that the necessary approvals for new products or applications will be obtained by the Company or, if they are obtained, that they will be obtained on a timely basis. Furthermore, the Company must suspend clinical trials upon a determination that the subjects or patients are being exposed to an unreasonable health risk. The FDA may also require post-approval testing and surveillance programs to monitor the effects of the Company's products. In addition to regulations enforced by the FDA, the Company is also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations. The ability of the Company to operate profitably will depend in part upon the Company obtaining and maintaining all necessary certificates, permits, approvals and clearances from the United States and foreign and other regulatory authorities and operating in compliance with applicable regulations. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Regulations regarding the manufacture and sale of the Company's current products or other products that may be developed or acquired by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation."

THIRD PARTY PAYMENT

     Most medical procedures are reimbursed by a variety of third party payors, including Medicare and private insurers. The Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states. The Company contracts with over 400 third party payors as an approved provider for its fracture healing and orthopedic rehabilitation products, including the Department of Veterans Affairs, Aetna, U.S. Healthcare and various Blue Cross/Blue Shield organizations. Because the process of obtaining reimbursement for products through third-party payors is longer than through direct invoicing of patients, the Company must maintain sufficient working capital to support operations during the collection cycle. In addition, third party payors as an industry have undergone consolidation, and that trend appears to be continuing. The concentration of such economic power may result in third party payors obtaining additional leverage and thus could negatively affecting the Company's profitability and cash flows.

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

EMPLOYEES

     As of December 31, 2000, the Company had 537 employees in its United State's operations, including 318 in sales and marketing, 16 in research and development and clinical and regulatory affairs, approximately five in managed care, 91 in reimbursement and 107 in manufacturing, finance and administration. The managed care staff is charged with changing the practice patterns of the orthopedic community through the influence of third party payors on treatment regimes. The Company believes that the success of its business will depend, in part, on its ability to identify, attract and retain qualified personnel. In the future, the Company may need to add additional skilled personnel or retain consultants in such areas as research and development, manufacturing and marketing and sales. The Company considers its relationship with its employees to be good. There are 44 employees in the Company's Canadian facilities consisting of 35 in manufacturing, finance and administration, five in marketing and sales, and four in research and development. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Key Personnel.

ITEM 2. PROPERTIES

     The Company leases facilities in Tempe, Arizona and Pickering, Ontario, Canada. These facilities are designed and constructed for industrial purposes and are located in industrial districts. The Company believes each facility is suitable for the Company's purposes and is effectively utilized. The table below sets forth certain information about the Company's principal facilities.

               Approx.
Location     Square Feet    Lease Expires    Description      Principal Activity
--------     -----------    -------------    -----------      ------------------
                                             2-story, in      Assembly,
Tempe           80,000          11/07        industrial park  Administration

                                             1-story,  in
Pickering       28,500           2/02        industrial park  CPM assembly

     The Company believes that each facility is well maintained and adequate for use in the foreseeable future. In 1997, the Company consolidated all CPM manufacturing in its Pickering facility and all CPM administrative and service functions in Tempe. As noted above, the Company intends to divest the CPM business. See Item 1 - Business - General. The Company ceased operations at facilities in San Diego, California in connection with the consolidation.

     In addition to the principal facilities, the Company has approximately 66 sales and service offices that it leases at various locations in the United States.

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

     Plaintiffs in these actions allege generally that information concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OrthoLogic 1000 Bone Growth Stimulator, and the matters set forth therein, were material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further alleged that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts necessary in order to make the statements not misleading. Plaintiffs further alleged that once the FDA letter became known a material decline in the stock price of the Company occurred, causing damage to plaintiffs. All plaintiffs sought class action status, unspecified compensatory damages, fees and costs. Plaintiffs also sought extraordinary, equitable and/or injunctive relief as permitted by law. The actions were consolidated for all purposes in the United States District Court for the District of Arizona. On March 31, 1999, the judge in the consolidated case before the United States District Court granted the Company's Motion to Dismiss and entered an order dismissing all claims in the suit against the Company and two individual officers/directors. The judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants. On December 21, 1999, the District Court granted plaintiffs' motion for class certification to include purchasers of common stock between June 4 through June 18, 1996, inclusive.

     On or about June 20, 1996, a lawsuit entitled Norman Cooper, et al. v. OrthoLogic Corp., et al., and Cause No. CV 96-10799, was filed in the Superior Court, Maricopa County, Arizona. The plaintiffs allege violations of Arizona Revised Statutes Sections 44-1991 (state securities fraud) and 44-1522 (consumer fraud) and common law fraud based upon factual allegations substantially similar to those alleged in the federal court class action complaints. Plaintiffs sought class action status, unspecified compensatory and punitive damages, fees and costs. Plaintiffs also sought injunctive and/or equitable relief. The Company filed a Motion to Dismiss the Complaint in Arizona State Court in May 1999. The Court denied the motion in July 1999, and granted the plaintiffs' motion for the class certification on November 24, 1999.

     In October 2000, the Company announced that it had entered into a Memorandum of Understanding regarding settlement of the remaining class action claims and the Norman Cooper lawsuit. The settlement consists of $1 million in cash and one million shares of newly issued OrthoLogic Common Stock valued at $2,969,000. A significant portion (approximately $800,000) of the cash payment was funded from its directors' and officers' liability insurance policy. The Company recorded a $3.6 million charge, including legal expenses, for settlement of the litigation. The settlement is subject to approval by the lead plaintiffs and defendants; the preparation, execution and filing of the formal Stipulation of Settlement; notice to settlement class members; and final approval of the settlement by the courts at hearing. Management believes the settlement is in the best interest of the Company and its shareholders as it frees the Company from the cost and significant distraction of ongoing litigation. The agreement to the Memorandum of Understanding does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiffs or any other person.

     As of December 31, 2000, in addition to other matters disclosed above, the Company is involved in other various legal proceedings that arose in the ordinary course of business. In management's opinion, the ultimate resolution of these proceedings will not have a material effect on the financial position, results of operations and liquidity of the Company.

     In the fourth quarter of 2000, the Company expensed $941,000 related to other legal settlements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     MARKET INFORMATION. The Company's Common Stock commenced trading on the NASDAQ National Market on January 28, 1993 under the symbol "OLGC." The bid price information included herein is derived from the NASDAQ Monthly Statistical Report, represents quotations by dealers, may not reflect applicable markups, markdowns or commissions and does not necessarily represent actual transactions.

                                2000                    1999
                           High       Low          High       Low
                           ----       ---          ----       ---
First Quarter            $ 8 5/16    2 9/16      $ 4 3/16    2 3/4
Second Quarter             6 1/8     3 9/16        3 7/8     2 5/16
Third Quarter              5 1/4     2 3/4         3 1/8     2 1/4
Fourth Quarter             3 7/32    2 5/32        3 1/16    2 1/4

     As of March 23, 2001, 31,437,001 shares of the Common Stock of the Company were outstanding and held by approximately 288 stockholders of record.

     DIVIDENDS The Company has never paid a cash dividend on its Common Stock. The Board of Directors currently anticipates that all the Company's earnings, if any, will be retained for use in its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

     The selected financial data for each of the five years in the period ended December 31, 2000, are derived from audited financial statements of the Company. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto and other financial information appearing elsewhere herein and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company completed two acquisitions in March 1997 and one in August 1996.

                                                                         YEARS ENDING DECEMBER 31,
                                                      -------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:                         2000 (2)       1999         1998       1997 (1)       1996
                                                      ---------    ---------    ---------    ---------    ---------
Total revenues                                        $  90,080    $  83,232    $  75,369    $  77,049    $  41,884
Total cost of revenues                                   18,289       18,504       17,693       18,369        8,299

Operating expenses:
     Selling, general, and administrative                71,580       61,936       72,011       61,484       31,901
     Research and development                             4,690        2,860        2,920        2,320        2,169
     Restructuring and other charges [Note 1]                --         (216)        (399)      13,844           --
     Legal settlements                                    4,499           --           --           --           --
     Write-off of Goodwill                               23,348           --           --           --           --
     Net gain from Discontinuation of
      co-promotion agreement                               (844)          --           --           --           --
                                                      ---------    ---------    ---------    ---------    ---------
Total operating expenses                                103,273       64,580       74,532       77,648       34,070
                                                      ---------    ---------    ---------    ---------    ---------
Operating profit (loss)                                 (31,482)         148      (16,856)     (18,968)        (485)
Other income                                                303          148          354        1,466        3,023
Income Taxes                                                (12)         (58)        (100)        (212)          --
                                                      ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS)                                       (31,191)         238      (16,602)     (17,714)       2,538

Accretion of non-cash preferred stock dividend               --         (824)      (1,236)          --           --
                                                      ---------    ---------    ---------    ---------    ---------
Net loss applicable to common stockholders            $ (31,191)   $    (586)   $ (17,838)   $ (17,714)   $   2,538
                                                      =========    =========    =========    =========    =========
Net loss per common share
     Basic                                            $   (1.04)   $   (0.02)   $   (0.71)   $   (0.71)   $    0.11
                                                      =========    =========    =========    =========    =========
Net loss per common share
     Diluted                                          $   (1.04)   $   (0.02)   $   (0.71)   $   (0.71)   $    0.11
                                                      =========    =========    =========    =========    =========
Basic shares outstanding                                 29,855       26,078       25,291       25,116       23,275
Equivalent shares                                            --           --           --           --          869
                                                      ---------    ---------    ---------    ---------    ---------
DILUTED SHARES OUTSTANDING                               29,855       26,078       25,291       25,116       24,144
                                                      =========    =========    =========    =========    =========

1. Net income was affected in 1997 by a one-time charge for restructuring and other costs, applicable to the impairment of dealer intangibles acquired in the transition to a direct sales force and expenses related to severance, facility closing and related costs. The effect on earnings per share from the restructuring and other changes is a loss of .55 cents per share.

2. Net income was affected in 2000 by several additional charges consisting of $3.6 million for the class action legal settlement; $27.3 million related to the CPM business comprised of the write-off of impaired Goodwill, adjustments to accounts receivable, and expenses related to other legal settlements; $2 million to obtain additional Chrysalin rights; and a net gain of $844,000 on the discontinuation of the Co-Promotion Agreement for Hyalgan.

                                                       Years Ended December 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
BALANCE SHEET DATA:
(In Thousands)

Working capital                           $ 43,056   $ 40,865   $ 38,817   $ 44,418   $ 74,985
Total assets                                65,035     92,203     93,980    103,103    113,026
Long-term debt, less current maturities         88        209        196      1,631        280
Stockholders' equity                        51,910     73,054     68,225     84,737    101,927

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS YEARS ENDED
DECEMBER 31, 1998, 1999 AND 2000

     REVENUES OrthoLogic's total revenues increased 8.2% from $83.2 million in 1999 to $90.1 million in 2000. Revenues from net sales increased by 28% to $41.7 million during 2000 from $32.6 million in 1999. Net sales are comprised of sales of the OL1000, SpinaLogic, fracture fixation devices, orthopedic rehabilitation equipment and ancillary products. The growth in net sales is primarily attributed to sales of the SpinaLogic product, which was introduced in 2000. Sales recorded for the OL1000 product increased 10.7% from 1999 to 2000. OL1000 sales were positively effected by the introduction of the Single Coil size 2-unit and residual benefits from the changes in Medicare guidelines for reimbursement of bone growth stimulators enacted in 2000. Net rentals for CPM equipment declined by $3.3 million in 2000, or 4.1% under 1999 rental revenue. The Company emphasis on CPM sales has been to improve profitability of the business including not accepting un-profitable sales. Fee revenue from Hyalgan(R) increased from 1999 to 2000 by $1.0 million.

     In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. After careful consideration, the Board feels the emphasis on the rehabilitation segment of the orthopedic business no longer fits the Company's long-term strategic plan. As of December 31, 2000, assets of the CPM business consist primarily of accounts receivable, the rental fleet and related inventory which have a carrying value at year end of approximately $20.6 million, $7.3 million, and $6.0 million respectively. The related liabilities have a carrying value of approximately $4.6 million. The Company anticipates a sale of the CPM assets will be completed within a twelve-month period. The revenues attributable to the CPM business have been approximately $60.3 million, $62.9 million, and $53.8 million for 2000, 1999, and 1998 respectively. The costs of revenues attributable to the CPM business have been approximately $14.1 million, $15.9 million and $13.9 million for 2000, 1999 and 1998 respectively. Most operating expenses are not directly allocated between the Company's various lines of business. As a result of the decision to divest this business, the Company wrote off the remaining $23.3 million of Goodwill related to the CPM business. The goodwill was assessed to be impaired to accordance with Statement of Financial Standards No. 121. Additional adjustments to the carrying value of the CPM net assets may be necessary in the future based on negotiated terms of any sale that might occur. The Company has retained an investment-banking firm to assist in evaluating the fair value of the business and the divestiture options.

     The Company entered into an exclusive Co-Promotion Agreement (the "Agreement") with Sanofi Pharmaceuticals Inc. ("Sanofi") at a cost of $4 million on June 23, 1997, for purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee.

     The Company's sales force began to promote Hyalgan in the third quarter of 1997. Fee revenue of $9.3, $8.3 and $8.7 million was recognized during 2000, 1999 and 1998, respectively. In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Agreement. The Company has returned the rights to sell Hyalgan back to Sanofi. The Company received $4 million to complete a successful transition of the business back to Sanofi by January 1, 2001, and will receive continuing royalties for the next two years.

     The Company signed an exclusive worldwide sales agreement for a 10-year period, beginning August 18, 2000 with DePuy AcroMed, Inc. ("DePuy"), a unit of Johnson and Johnson whereby DePuy will assume sales responsibility for SpinaLogic, the Company's device used as an adjunctive treatment after lumbar spinal fusion surgeries. This sales transition began in the third quarter with full implementation by December 31, 2000.

     OrthoLogic's total revenues increased 10% from $75.4 million in 1998 to $83.2 million in 1999. Net sales increased by 10% to $32.6 million during 1999. The growth in net sales is primarily attributed to an increased demand for orthopedic rehabilitation products. Sales recorded for the OL1000 products were relatively constant over the two-year period. The Company recorded its first sale of SpinaLogic units after receiving FDA approval in late December 1999. Net rentals for CPM equipment increases by $5.2 million in 1999 or 14% over 1998 rental revenue. Fee revenue from Hyalgan(R) decreased from 1998 to 1999 by $444,000 or 5%.

     GROSS PROFIT Gross profit increased 10.9% from $64.7 million in 1999 to $71.8 million in 2000. The overall improvement in the margin is primarily attributable to SpinaLogic's first year of sales. The cost of revenues decreased from 22.2% in 1999 to 20.3% in 2000. This improvement is primarily attributable to the increased sales of SpinaLogic, which has a more favorable margin compared to other products. Overall, gross profit increased by 12% in 1999 from 1998. That margin increase was attributable to a 14% growth in net rentals in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SGA expenses increased 15.6% from $61.9 million in 1999 to $71.6 million in 2000. This increase is partially attributable to the growth in expenses directly related to increased sales. Sales commission, royalty payments, bad debt reserves and advertising expenses increased due to the growth of revenues cited above. Because of the transition of SpinaLogic to DePuy AcroMed, expenses related to sales of that product were temporally higher than normal. While the margin for SpinaLogic is favorable, commissions as a percentage of net revenue, are higher. In addition, in the fourth quarter of 2000, the Company recorded a charge of approximately $3.0 million for additional bad debt related to older CPM receivables. This charge was a result of a change in the estimated collection rates. See Note 3 of the financial statements. SGA expenses were 74.4% of revenues in 1999 and 79.5% of revenues in 2000.

     SGA expenses decreased 14% from $72.0 million during 1998, to $61.9 million during 1999. A significant portion of the decrease in cost is directly related to an increase in bad debt expense of approximately $9.3 million during the first quarter of 1998. Given the increase in variable costs associated with the revenues, such as commissions and bad debt reserve, the fixed SG&A costs decreased from 1998 to 1999. Excluding the additional bad debt expense in 1998, SG&A expenses would have been 83.2% of total revenues, compared to 74.4% in 1999. See Note 3 of the financial statements.

     RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses increased by $1.8 million in 2000 compared to 1999. The increase is attributable to a payment of $2 million in 2000 to Chrysalis, which expanded the Company's license agreement to include all Chrysalin orthopedic indications worldwide. In January 1998, when OrthoLogic acquired an equity stake in Chrysalis for $750,000 as part of the equity investment, the Company acquired an option to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expensed in 1998. In 1999, the Company expensed an additional milestone payment to Chrysalis for $500,000 to initiate the start of the human clinical trials.

     RESTRUCTURING AND OTHER CHARGES Included in other operating expenses for 2000 is a one-time write-off of impaired goodwill as a result of the decision to divest the CPM business. This expense totaled $23.3 million. The Company also recognized an expense of $3.6 million as a result of the settlement agreement reached in the class action lawsuit. These expenses were partially offset by a gain of $844,000 on the discontinuation of the co- promotion distribution rights for Hyalgan. In the fourth quarter of 2000, the Company expensed $941,000 related to legal settlements.

     During the third quarter of 1997, the Company restructured its sales, marketing and managed care groups. As a result of the restructuring and a second consecutive quarter of declining sales of the OL1000 in the third quarter of 1997, the Company determined that certain dealer intangibles acquired in the transition to a direct sales force had been impaired. The Company recorded a restructuring charge of $13.8 million in the third quarter of 1997, composed of a $10.0 million write-off of its dealer intangibles and $3.8 million in severance, facility closing and related costs. During 1999 and 1998, $216,000 and $399,000 of the 1997 restructuring charge was reversed.

     OTHER INCOME (EXPENSE) Net other income in 2000, 1999, and 1998 consisted primarily of interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through the public and private sales of equity securities and product revenues.

     At December 31, 2000, the Company had cash and cash equivalents of $6.8 million and short term investments of $2.5 million. Working capital increased 5.6% from $40.8 million at December 31, 1999, to $43.1 million at December 31, 2000.

     In July 1998, the Company completed a private equity placement with two investors, an affiliate of Credit Suisse First Boston Corp. and Capital Ventures International. Under the terms of the Purchase Agreement, OrthoLogic sold 15,000 shares of Series B Convertible Preferred Stock for $15 million (less $1 million of operating costs). The Series B Convertible Preferred Stock is convertible into shares of Common Stock and will automatically convert, to the extent not previously converted, into Common Stock four years following the date of issuance. Each share of Series B Convertible Preferred Stock is convertible into Common Stock at a per share price equal to the lesser of the average of the 10 lowest closing bids during the 30 days prior to conversion, or $3.0353. In the event of certain Mandatory Redemption Events, each holder of Series B Preferred Shares will have the right to require the Company to redeem those shares for cash at the Mandatory Redemption Price. Mandatory Redemption Events include, but are not limited to: the failure of the Company to timely deliver Common Shares, or Warrants; the Company's failure to satisfy registration requirements applicable to such securities; the failure of the Company's stockholders to approve the transactions contemplated by the Securities Purchase Agreement related to the issuance of the Series B Preferred Shares; the failure by the company to maintain the listing of its Common Stock on NASDAQ or another national securities exchanges; and certain transactions involving the sale of assets or business combinations involving the Company. In the event of only liquidation dissolution or winding up the Company, holders of the Series B Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of Common Stock, the Stated Value for each Series B Preferred Shares outstanding at that time. The Purchases Agreement contains strict convents that protect against hedging and short-selling of OrthoLogic Common Stock while the purchaser holds shared of the Series B Convertible Preferred Stock.

     In connection with the private placement of the Series B Convertible Preferred Stock, OrthoLogic issued to the purchasers warrants to purchase 40 shares of Common Stock for each share of Series B Convertible Preferred Stock, exercisable at $5.50. These warrants expire in 2008. The warrants were valued at $1,093,980. Additional costs of the private placement were approximately $966,000. Both the value of the warrants and the cost of the equity offering were recognized over the 10-month conversion period as an "accretion of non-cash Preferred Stock dividends." The Company filed a registration statement covering the underlying Common Stock.

     Net proceeds of $14 million from the private placement were used to fund new product opportunities, including SpinaLogic, Chrysalin and Hyalgan(R), as well as to complete the re-engineering of the Company's key business processes.

     The Company anticipates that its cash and short term investments, cash from operations on hand and the funds available from its $10 million line of credit [see note 10 of the accompanying Consolidated Financial Statements] will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. There can be no assurance, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, become profitable and collect amounts due from third party payors. Additional funds may be required if the Company is not successful in any of these areas. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

     Net cash provided by operations during 2000 was $1.5 million compared to $4.7 million in 1999. This decrease was primarily attributed to (1) net losses of $31.2 million (which include a goodwill write-off of $23.3 million, Common Stock issued for legal settlement of $3.0 million and license payment to Chrysalin for $2.0 million), and (2) an increase in inventory of $700,000 and depreciation/amortization of $5.3 million. The balance in accounts receivable declined by $320,000 in 2000 compared to December 31, 1999. Depreciation/amortization expense decreased in 2000, to $5.3 million from $6.8 million in 1999, due to the fact that 2000 does not contain a full year of amortization of goodwill and other intangibles due to the write-off referenced above. Net cash provided by operations during 1999 was $4.7 million, compared to cash used by operations of $10 million in 1998. This improvement in operating cash flows was primarily a result of (1) net income of $237,901, and (2) a decrease in inventories of $2.7 million and depreciation/amortization of $6.8 million, partially offset by an increase in accounts receivable of $3.4 million in 1999. The 1998 amount was primarily due to (1) a net loss of $16.6 million,
(2) a decrease in accrued and other current liabilities of $4.5 million, and (3) an increase in inventories of $1.4 million, which was offset by a decrease in accounts receivable of $5.7 million and depreciation/amortization of $6.5 million.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that enterprises recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective in the first quarter of 2001. The adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operation because the Company currently has no derivative instruments or hedging activities.

     As discussed in greater detail in Note 11 to the Consolidated Financial Statement, the Company has been named as a defendant in certain lawsuits and product liability claims. Management believes that the allegations are without merit and will vigorously defend them. Anticipated costs related to the potential outcome of these actions have been accrued. No costs related to the potential outcome of other actions have been accrued. "See Item 3 -Legal Proceedings."

RISKS

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

     DIVESTITURE OF THE CPM DIVISION The Company announced its decision to refocus its core business in the fracture healing and spinal repair segment of the orthopedic market. The CPM business, which is focused in the rehabilitation segment of the orthopedic market, no longer fits in the Company's long-term strategic plans. Future market price of the Common Stock of the Company could be greatly influenced by the successful completion of the transition plan.

     LIMITED HISTORY OF PROFITABILITY; QUARTERLY FLUCTUATIONS IN OPERATING RESULTS The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company has experienced significant operating losses since its inception and had an accumulated deficit of approximately $83 million at December 31, 2000. There can be no assurance that the Company will ever generate sufficient revenues to attain operating profitability or retain net profitability on an on-going annual basis. In addition, the Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products, the timing, cost and acceptance of product introductions and enhancements made by the Company or others, levels of third party payment, alternative treatments that currently exist or may be introduced in the future, completion of acquisitions and divestitures, changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development and regulatory, clinical and other expenditures. See "Item 1 -- Business -- Competition."

     DEPENDENCE ON METHODS TO DISTRIBUTE PRODUCT Substantial portions of the Company's sales are generated through the Company's internal sales force of approximately 318 employees for all products except SpinaLogic. To enhance market penetration of SPINALOGIC, the Company distributes this product through an exclusive sales distribution agreement with DePuy AcroMed, Inc. If the Company becomes dissatisfied with the SpinaLogic distribution, the Company may increase expenses to terminate the distribution agreement and train its internal sales staff to include SpinaLogic sales. The delay associated with such an event may have an adverse effect on the Company's sales of SpinaLogic, its newest product on the market. See "Item 1 -- Business -- Marketing and Sales."

     POTENTIAL ADVERSE OUTCOME OF LITIGATION IN October 2000, the Company announced that it had entered into a memorandum of understanding regarding settlement of several law suits in 1996. See "Item 3 - Legal Proceeding's." The settlement is still subject to review by the members of the class and the judge who will conduct a fairness hearing before the settlement is accepted. Objections by either party could result in a nullification of the current memorandum of Understanding, which could result in new settlement terms that are not as favorable to the Company.

     DEPENDENCE ON KEY PERSONNEL The success of the Company is dependent in large part on the ability of the Company to attract and retain its key management, operating, technical, marketing and sales personnel as well as clinical investigators who are not employees of the Company. Such individuals are in high demand, and the identification, attraction and retention of such personnel could be lengthy, difficult and costly. The Company competes for its employees and clinical investigators with other companies in the orthopedic industry and research and academic institutions. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the expansion of its business. A loss of the services of one or more members of the senior management group, or the Company's inability to hire additional personnel as necessary, could have an adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Employees."

     HISTORICAL DEPENDENCE ON PRIMARY PRODUCT; FUTURE PRODUCTS The Company believes that, to sustain long-term growth, it must continue to develop and introduce additional products and expand approved indications for its remaining products. The development and commercialization by the Company of additional products will require substantial product development, regulatory, clinical and other expenditures. There can be no assurance that the Company's technologies will allow it to develop new products or expand indications for existing products in the future or that the Company will be able to manufacture or market such products successfully. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Products" and "Item 1 -- Business -- Competition."

     UNCERTAINTY OF MARKET ACCEPTANCE The Company believes that the demand for bone growth stimulators is still developing and the Company's success will depend in part upon the growth of this demand. There can be no assurance that this demand will develop. The long-term commercial success of the OL1000 and SPINALOGIC and the Company's other products will also depend in significant part upon its widespread acceptance by a significant portion of the medical community as a safe, efficacious and cost-effective alternative to invasive procedures. The Company is unable to predict how quickly, if at all, members of the orthopedic medical community may accept its products. The widespread acceptance of the Company's primary products represents a significant change in practice patterns for the orthopedic medical community and in reimbursement policy for third party payors. Historically, some orthopedic medical professionals have indicated hesitancy in prescribing bone growth stimulator products such as those manufactured by the Company. The use of CPM is more widely accepted, however the Company must continue to prove that the products are safe, efficacious, and cost effective in order to maintain and grow its market share. As the newest product to the market, SPINALOGIC'S sales and acceptance by the medical community is not certain. Failure of the Company's products to achieve widespread market acceptance by the orthopedic medical community and third party payors would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Third Party Payment."

     MANAGEMENT OF GROWTH The Company's future performance will depend in part on its ability to manage change in its operations and changes in the healthcare industry, including integration of acquired businesses. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its manufacturing, operational and financial control systems and infrastructure and management information systems, and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company's business, financial condition, and results of operations could be adversely affected.

     LIMITATIONS ON THIRD PARTY PAYMENT; UNCERTAIN EFFECTS OF MANAGED CARE The Company's ability to commercialize its products successfully in the United States and in other countries will depend in part on the extent to which acceptance of payment for such products and related treatment will continue to be available from government health administration authorities, private health insurers and other payors. Cost control measures adopted by third party payors in recent years have had and may continue to have a significant effect on the purchasing and practice patterns of many health care providers, generally causing them to be more selective in the purchase of medical products. In addition, payors are increasingly challenging the prices and clinical efficacy of medical products and services. Payors may deny reimbursement if they determine that the product used in a procedure was experimental, was used for a non-approved indication or was unnecessary, inappropriate, not cost-effective, unsafe, or ineffective. The Company's products are reimbursed by most payors, however there are generally specific product usage requirements or documentation requirements in order for the Company to receive reimbursement. In certain circumstances, the Company is successful in appealing reimbursement coverage for those applications, which do not comply with the payor requirements. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will continue to be available to the Company at current levels. See "Item 1 - Business - Third Party Payment."

     UNCERTAINTY AND POTENTIAL NEGATIVE EFFECTS OF HEALTHCARE REFORM The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to (i) increase access to health care for the uninsured, (ii) control the escalation of health care expenditures within the economy and (iii) use health care reimbursement policies to help control the federal deficit. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and methods of payment, and public debate of these issues will likely continue. Due to uncertainties regarding the outcome of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering health care reform. The Company's plans for increased international sales are largely dependent upon other countries' adoption of managed care systems and their acceptance of the potential benefits of the Company's products and the belief that managed care plans will have a positive effect on sales. For the reasons identified in this and in the preceding paragraph, however, those assumptions may be incorrect. Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations and ability to market its products as currently contemplated.

     INTENSE COMPETITION The orthopedic industry is characterized by intense competition. Currently, there are three major competitors other than the Company selling bone growth stimulation products approved by the FDA for the treatment of nonunion fractures, one large domestic and several foreign manufacturers of CPM devices, and two competitors selling bone growth stimulation products for use with spinal fusion patients. The Company also competes with many independent owners/lessors of CPM devices in addition to the providers of traditional orthopedic immobilization products and rehabilitation services. The Company estimates that one of its competitors has a dominant share of the market for bone growth stimulation products for non-healing fractures in the United States, and another has a dominant share of the market for use of their device as an adjunct to spinal fusion surgery. In addition, several large, well-established companies sell fracture fixation devices similar in function to those sold by the Company. Many participants in the medical technology industry, including the Company's competitors, have substantially greater capital resources, research and development staffs and facilities than the Company. Such participants have developed or are developing products that may be competitive with the products that have been or are being developed or researched by the Company. Other companies are developing a variety of other products and technologies to be used in CPM devices, the treatment of fractures and spinal fusion's, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound. Many of the Company's competitors have substantially greater experience than the Company in conducting research and development, obtaining regulatory approvals, manufacturing and marketing and selling medical devices. Any failure by the Company to develop products that compete favorably in the marketplace would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Research and Development" and "Item 1 -- Business -- Competition."

     RAPID TECHNOLOGICAL CHANGE The medical device industry is characterized by rapid and significant technological change. There can be no assurance that the Company's competitors will not succeed in developing or marketing products or technologies that are more effective or less costly, or both, and which render the Company's products obsolete or non-competitive. In addition, new technologies, procedures and medications could be developed that replace or reduce the value of the Company's products. The Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. There can be no assurance that the Company's new product development efforts will result in any commercially successful products. A failure to develop new products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Research and Development."

     GOVERNMENT REGULATION The Company's current and future products and manufacturing activities are and will be regulated under the FDC Act. The Company's current BIOLOGIC technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent level of FDA review for medical devices and are required to be tested under IDE clinical trials and approved for marketing under a PMA. The Company's fracture fixation devices are Class II devices that are marketed pursuant to 510(k) clearance from the FDA. Chrysalin, as a new drug, is subject to clinical trial and Good Manufacturing Practices review similar to those that apply to the BioLogic technology-based products.

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

     The Company is also required to adhere to applicable requirements for FDA GMP, to engage in extensive record keeping and reporting and to make available its manufacturing facilities for periodic inspections by governmental agencies, including the FDA and comparable agencies in other countries. Failure to comply with these and other applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, or operating restrictions and criminal prosecutions. From time to time, the Company receives letters from the FDA regarding regulatory compliance. The Company has responded to all such letters and believes all outstanding issues raised in such letters have been resolved. See "Item 1 -- Business -- Government Regulation."

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

     DEPENDENCE ON KEY SUPPLIERS The Company purchases the microprocessor used in the OL1000 and SPINALOGIC devices from a single manufacturer, Phillips NV. Although there are feasible alternate microprocessors that might be used immediately, all are produced by Phillips. In addition, there are single suppliers for other components used in the OL1000 and SPINALOGIC devices and only two suppliers for the magnetic field sensor employed in them. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Therefore, the Company maintains sufficient inventories of such components in an attempt to ensure availability of finished products in the event of supply shortage or in the event that a redesign is required. The Company purchases several CPM components, including microprocessors, motors and custom key panels from sole-source suppliers. The Company believes that its CPM products are not dependent on these components and could be redesigned to incorporate comparable components without a material interruption to product availability. The Company maintains a supply of certain OL1000 and SPINALOGIC components to meet sales forecasts for 3 to 12 months. Chrysalin, which is currently only in the clinical trial phase, is produced by a third party sole supplier. Any delay or interruption in supply of components or products could significantly impair the Company's ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations.

     DEPENDENCE ON PATENTS, LICENSES AND PROPRIETARY RIGHTS The Company's success will depend in significant part on its ability to obtain and maintain patent protection for products and processes, to preserve its trade secrets and proprietary know-how and to operate without infringing the proprietary rights of third parties. While the Company holds title to numerous United States and foreign patents and patent applications, as well as licenses to numerous United States and foreign patents, no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors, or that any of the patents held by or licensed to the Company will be held valid if subsequently challenged See "Item 1 -- Business -- Patents, Licenses and Proprietary Rights." The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. In addition, although the Company holds or licenses patents of its technologies, others may hold or receive patents, which contain claims having a scope that covers products developed by the Company. There can be no assurance that licensing rights to the patents of others, if required for the Company's products, will be available at all or at a cost acceptable to the Company.

     The Company's licenses covering the BIOLOGIC and ORTHOFRAME technologies provide for payment by the Company of royalties. Each license may be terminated if the Company breaches any material provision of such license. The termination of any license would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies on un-patented trade secrets and know-how. The Company generally requires its employees, consultants, advisors and investigators to enter into confidentiality agreements which include, among other things, an agreement to assign to the Company all inventions that were developed by the employee while employed by the Company that are related to its business. There can be no assurance, however, that these agreements will protect the Company's proprietary information or that others will not gain access to, or independently develop similar trade secrets or know-how.

     There has been substantial litigation regarding patent and other intellectual property rights in the orthopedic industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. There can be no assurance that the results of such litigation would be favorable to the Company. In addition, competitors may employ litigation to gain a competitive advantage. Adverse determinations in litigation could subject the Company to significant liabilities, and could require the Company to seek licenses from third parties or prevent the Company from manufacturing, selling or using its products, any of which determinations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 -- Business -- Patents, Licenses and Proprietary Rights."

     RISK OF PRODUCT LIABILITY CLAIMS The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company for its fracture healing and only limited claims for its CPM products. The Company maintains a product liability and general liability insurance policy with coverage of an annual aggregate maximum of $2.0 million per occurrence. The Company's product liability and general liability policy is provided on an occurrence basis. The policy is subject to annual renewal. In addition, the Company maintains an umbrella excess liability policy, which covers product and general liability with coverage of an additional annual aggregate maximum of $25.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Item 1 -- Business -- Product Liability Insurance."

     POSSIBLE VOLATILITY OF STOCK PRICE Factors such as fluctuations in the Company's operating results, developments in litigation to which the Company is subject, announcements and timing of potential acquisitions, divestitures, conversion of preferred stock, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     Developments in any of these areas, which are more fully described elsewhere in "Item 1 -- Business," "Item 3 -- Legal Proceedings," and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of

Operations" could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no debt and no derivative instruments at December 31, 2000.

     The Company has exposure to foreign exchange rates through its manufacturing subsidiary in Canada.

     The Company does not use foreign currency exchange forward contracts or commodity contracts to limit its exposure. The Company is not currently vulnerable to a material extent to fluctuations in interest rates and commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated balance sheets, as of December 31, 2000 and 1999, and consolidated statements of operations, stockholders' equity and cash flows for each of the years in the period ended December 31, 2000 together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.


Independent Auditors' Report

BOARD OF DIRECTORS AND STOCKHOLDERS
OrthoLogic Corp., Tempe, Arizona

We have audited the accompanying consolidated balance sheets of OrthoLogic Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Phoenix, Arizona
January 31, 2001

CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                               ----------------------------------
                                                                                    2000                 1999
                                                                               -------------        -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $   6,752,973        $   6,023,263
  Short-term investments [Note 5]                                                  2,492,379              250,000
  Accounts receivable, less allowance for
     doubtful accounts of $13,801,791 and $15,502,720 [Note 3]                    29,951,195           30,428,564
  Inventories, net [Note 6]                                                       10,006,665            9,306,455
  Prepaids and other current assets                                                1,018,992              986,753
  Deferred income taxes [Note 8]                                                   2,630,659            2,630,659
                                                                               -------------        -------------
        Total current assets                                                      52,852,863           49,625,694
                                                                               -------------        -------------

Rental fleet, equipment & furniture, net [Note 7]                                 11,094,065           13,061,771

Deposits and other assets                                                            338,068              766,586

Goodwill, net of accumulated amortization of $4,645,793 in 1999 [Note 1]                  --           24,643,822
Investment in Chrysalis BioTechnology and other assets, net [Note 14]                750,000            4,105,574
                                                                               -------------        -------------
        TOTAL ASSETS                                                           $  65,034,996        $  92,203,447
                                                                               =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $   3,029,956        $   2,568,805
  Accrued compensation                                                             3,044,599            2,852,631
  Deferred credits                                                                   358,016              138,813
  Accrued royalties [Note 4]                                                         267,618               37,040
  Accrued restructuring expenses [Note 2]                                                 --              150,086
  Sales and property taxes payable                                                 1,259,579            1,908,904
  Other accrued expenses                                                           1,836,989            1,104,475
                                                                               -------------        -------------
        Total current liabilities                                                  9,796,757            8,760,754
                                                                               -------------        -------------

Deferred rent and capital leases                                                      87,966              209,138
                                                                               -------------        -------------
    Total liabilities                                                              9,884,723            8,969,892
                                                                               -------------        -------------
Commitments and contingencies [Notes 4, 10, 11, 13 and 14]
Series B Convertible Preferred Stock, $1,000 par value; 3,240 and 10,180 shares issued and outstanding; liquidation preference, $3,240,000 and
 $10,180,000 [Note 9]                                                              3,240,000           10,180,000
STOCKHOLDERS' EQUITY [NOTE 9]
  Common Stock, $.0005 par value; 50,000,000 shares authorized;
   and 30,349,941 and 27,637,593shares issued and outstanding                         15,174               13,818
  Additional paid in capital                                                     132,331,739          125,206,621
  Common stock to be used for legal settlement                                     2,968,750
  Deficit                                                                        (83,182,628)         (51,992,079)
  Comprehensive loss                                                                (222,762)            (174,805)
                                                                               -------------        -------------
        Total stockholders' equity                                                51,910,273           73,053,555
                                                                               -------------        -------------
        TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY                              $  65,034,996        $  92,203,447
                                                                               =============        =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEARS ENDING DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                        2000               1999               1998
                                                                    -------------      -------------      -------------
REVENUES
  Net sales                                                         $  41,699,626      $  32,578,511      $  29,491,932
  Net rentals                                                          39,069,630         42,356,168         37,138,960
  Fee revenue from co-promotion agreement [Note 13]                     9,310,648          8,296,844          8,737,325
                                                                    -------------      -------------      -------------
        Total revenues                                                 90,079,904         83,231,523         75,368,217
                                                                    -------------      -------------      -------------
COST OF REVENUES
  Cost of good sold                                                    10,392,292         11,303,309         10,591,924
  Cost of rentals                                                       7,897,143          7,200,549          7,100,706
                                                                    -------------      -------------      -------------
        Total cost of revenues                                         18,289,435         18,503,858         17,692,630
                                                                    -------------      -------------      -------------
  GROSS PROFIT                                                         71,790,469         64,727,665         57,675,587
OPERATING EXPENSES
  Selling, general and administrative [Note 3]                         71,580,178         61,936,094         72,010,982
  Research and development [Note 14]                                    4,689,588          2,860,159          2,919,857
  Restructuring and other charges [Note 2]                                                  (216,211)          (398,943)
  Legal Settlements [Note 11]                                           4,498,847
  Write-off of goodwill [Note 1]                                       23,348,074
  Net gain from discontinuation of co-promotion
   of agreement [Note 13]                                                (844,424)
                                                                    -------------      -------------      -------------
          Total operating expenses                                    103,272,263         64,580,042         74,531,896
  OPERATING PROFIT (LOSS)                                             (31,481,794)           147,623        (16,856,309)
OTHER INCOME (EXPENSE)
  Interest and other income                                               450,792            225,445            454,719
  Interest expense                                                       (147,372)           (77,281)          (101,100)
                                                                    -------------      -------------      -------------
        Total other income                                                303,420            148,164            353,619
                                                                    -------------      -------------      -------------
  INCOME (LOSS) BEFORE INCOME TAXES                                   (31,178,374)           295,787        (16,502,690)
  Provision for income taxes [Note 8]                                     (12,175)           (57,886)           (99,804)
                                                                    -------------      -------------      -------------
  NET INCOME (LOSS)                                                   (31,190,549)           237,901        (16,602,494)
  Accretion of non-cash preferred stock dividend                                            (823,991)        (1,235,988)
                                                                    -------------      -------------      -------------
  Net loss applicable to common stockholders                        $ (31,190,549)     $    (586,090)     $ (17,838,482)
                                                                    =============      =============      =============
  Net loss per common share-basic                                   $       (1.04)     $       (0.02)     $       (0.71)
                                                                    =============      =============      =============
  Net loss per common share-diluted                                 $       (1.04)     $       (0.02)     $       (0.71)
                                                                    =============      =============      =============
  Basic and diluted shares outstanding                                 29,855,397         26,078,058         25,290,784
                                                                    =============      =============      =============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                                                  YEAR ENDING DECEMBER 31,
                                                                    --------------------------------------------------
                                                                        2000               1999               1998
                                                                    ------------       ------------       ------------
Net loass applicable to common shareholders                         $(31,190,549)      $   (586,090)      $(17,838,482)
Foreign translation adjustment                                           (47,957)          (134,088)           (18,136)
Comprehensive loss applicable to common stockholders                $(31,238,506)      $   (720,178)      $(17,856,618)
                                                                    ============       ============       ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       PAID IN     COMPREHENSIVE
                                             SHARES       AMOUNT       CAPITAL        INCOME        DEFICIT          TOTAL
                                             ------       ------       -------        ------        -------          -----
Balance, January 1, 1998                   25,255,190    $12,626    $119,413,210    $ (22,581)   $(34,665,794)   $ 84,737,461
Exercise of common stock options at
 prices ranging from $.50 to $4.55
 per share                                     47,000         23         158,754           --              --         158,777
Stock option compensation                          --         --          25,622           --              --          25,622
Series B Preferred Convertible Stock               --         --       1,093,980           --                       1,093,980
Accretion of non-cash Preferred Stock              --         --      (1,093,980)          --        (142,008)     (1,235,988)
Other                                              --         --          61,250           --           4,307          65,557
Foreign translation adjustment                                                        (18,136)                        (18,136)
Net Loss                                           --         --              --           --     (16,602,494)    (16,602,494)
                                           ----------    -------    ------------    ---------    ------------    ------------
Balance December 31, 1998                  25,302,190     12,649     119,658,836      (40,717)    (51,405,989)     68,224,779

Accretion of non-cash Preferred Stock                                                                (823,991)       (823,991)
Exercise of common stock options
 at prices ranging from $2.03 to
 $2.88 per share                              282,400        142         728,812                                      728,954
Conversion of Series B Preferred Stock      2,053,003      1,027       4,818,973                                    4,820,000
Foreign translation adjustment                                                       (134,088)                       (134,088)
Net Income                                                                                            237,901         237,901
                                           ----------    -------    ------------    ---------    ------------    ------------
Balance December 31, 1999                  27,637,593     13,818     125,206,621     (174,805)    (51,992,079)     73,053,555

Exercise of common stock options at
 prices ranging from $2.03 to
 $6.563 per share                              91,637         46         186,428                                      186,474
Conversion of Series B Preferred Stock      2,620,711      1,310       6,938,690                                    6,940,000
Common Stock to be used for legal
 settlement [Note 11]                                                  2,968,750                                    2,968,750
Foreign translation adjustment                                                        (47,957)                        (47,957)
Net loss                                                                                          (31,190,549)    (31,190,549)
                                           ----------    -------    ------------    ---------    ------------    ------------
Balance December 31, 2000                  30,349,941    $15,174    $135,300,489    $(222,762)   $(83,182,628)   $ 51,910,273
                                           ==========    =======    ============    =========    ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                        Years Ended December 31,
                                                                            -----------------------------------------------
                                                                                2000              1999             1998
                                                                            ------------      -----------      ------------
OPERATING ACTIVITIES
 Net income (loss)                                                          $(31,190,549)     $   237,901      $(16,602,494)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
  Depreciation and amortization                                                5,325,110        6,758,663         6,473,000
  Restructuring and other charges                                                     --         (216,211)         (399,000)
  Common stock issued for legal settlement                                     2,968,750               --                --
  Write-off of Goodwill                                                       23,348,074               --                --
 Change in operating assets and liabilities:
  Accounts receivable                                                            319,569       (3,415,663)        5,682,834
  Inventories                                                                   (700,210)       2,653,616        (1,411,898)
  Prepaids and other current assets                                              (32,239)        (175,153)          280,065
  Deposits and other assets                                                      428,518         (421,671)          186,870
  Accounts payable                                                               461,151         (469,879)          242,628
  Accrued and other current liabilities                                          574,852         (263,944)       (4,466,299)
                                                                            ------------      -----------      ------------
        Net cash provided (used) in operating activities                       1,503,026        4,687,659       (10,014,294)
                                                                            ------------      -----------      ------------
INVESTING ACTIVITIES
 Expenditures for rental fleet, equipment and furniture                       (1,861,658)      (4,958,701)       (5,423,652)
 Officer note receivable                                                         157,800         (157,800)               --
 Investments in Chrysalin                                                             --               --          (750,000)
 (Purchase) sale of short-term investments                                    (2,242,379)       5,802,469        (1,484,943)
 Sale of Hyalgan rights back to Sanofi - discontinuation
  of co-promotion agreement                                                    3,155,576
                                                                            ------------      -----------      ------------
        Net cash (used) provided in investing activities                        (790,661)         685,968        (7,658,595)

FINANCING ACTIVITIES
 Payments under long-term debt and capital lease obligations                    (121,172)        (159,197)         (157,984)
 Payments on loan payable                                                             --         (500,000)         (500,000)
 Payments under co-promotion agreement                                                --       (1,000,000)       (2,000,000)
 Net proceeds from stock options exercised and other                             138,517          594,867           227,490
 Net proceeds from issuance of convertible preferred stock and warrants               --               --        14,034,000
                                                                            ------------      -----------      ------------
        Net cash (used in) provided by financing activities                       17,345       (1,064,330)       11,603,506
                                                                            ------------      -----------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             729,710        4,309,297        (6,069,383)
                                                                            ------------      -----------      ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   6,023,263        1,713,966         7,783,349
                                                                            ------------      -----------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  6,752,973      $ 6,023,263      $  1,713,966
                                                                            ============      ===========      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Conversion of series B preferred stock for common stock                    $  6,940,000      $ 4,820,000                --
 Accretion of non-cash preferred stock dividend                             $         --      $   823,992      $  1,235,988
 Purchase of property and equipment with capital leases                               --               --      $    493,289
 Purchase price adjustment related to preacquisition contingencies          $         --      $   175,653      $  1,816,362
 Cash paid during the year for interest                                     $     91,467      $    50,510      $    101,100
 Cash paid during the year for income taxes                                 $     12,175      $     3,295      $    350,000

See notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION OrthoLogic Corp. (the "Company" or "OrthoLogic") was incorporated on July 30, 1987 (date of inception) and commenced operations in September 1987. On August 30, 1996, OrthoLogic acquired all of the outstanding capital stock of Sutter Corporation ("Sutter"), which became a wholly owned subsidiary of OrthoLogic. On March 9, 1997, and March 12, 1997, the Company acquired certain assets and assumed certain liabilities of Toronto Medical Corp. ("Toronto") and Danninger Medical Technology, Inc. ("DMTI "). Concurrent with the acquisition of Toronto, the Company formed a wholly owned Canadian subsidiary, now known as OrthoLogic Canada Ltd.

     DESCRIPTION OF THE BUSINESS OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopedic products and packaged services for the orthopedic health care market including bone growth stimulation devices and continuous passive motion ("CPM") devices. On January 24, 2001, the Company announced its plans to divest of its CPM business. The decision to divest the CPM business was based on a desire by OrthoLogic to refocus all of its activities in the fracture healing and spinal repair segments of the orthopedic market. The CPM business, which is focused in the rehabilitation segment of the orthopedic market, no longer fits in the Company's long-term strategic Plan. The Company also distributed Hyalgan (sodium hyaluronate), a therapeutic injectable for relief of pain from osteoarthritis of the knee under the terms of the Co-Promotion Agreement. The Co-Promotion Agreement was terminated and the rights to distribute this product mutually terminated in October 2000.

     OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time. On January 14, 1999, the Company exercised its option to license the United States development, marketing, and distribution rights for the fresh fracture indications for Chrysalin, a new tissue repair synthetic peptide. In 2000, the Company exercised its options to license Chrysalin worldwide for Orthopedic applications and began enrolling patients in the combined Phase I/II clinical trials for Chrysalin.

     During the years ended December 31, 2000, 1999, and 1998, the Company reported net income (losses) of $(31.2) million, $.2 million and $(16.6) million respectively. The Company anticipates that its cash and short-term investments on hand, cash from operations and the funds available from the revolving line of credit (Note 10) will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. There can be no assurance, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control expenditures, become profitable and collect amounts billed to Medicare and private insurers. Because of the process of obtaining reimbursement from third party payors, the Company must maintain sufficient working capital to support operations during the collection cycle. Additional funds may be required if the Company is not successful in any of these areas. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, as may be required.

     In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. After careful consideration, the Board feels the emphasis on the rehabilitation segment of the orthopedic business no longer fits the Company's long-term strategic plan. As of December 31, 2000, assets of the CPM business consist primarily of accounts receivable, the rental fleet and related inventory which have a carrying value at year end of approximately $20.6 million, $7.3 million, and $6.0 million, respectively. The related liabilities have a carrying value of approximately $4.6 million. The Company anticipates a sale of the CPM assets will be completed within a twelve-month period. The revenues attributable to the CPM business have been approximately $60.3 million, $62.9 million, and $53.8 million for 2000, 1999, and 1998 respectively. The costs of revenues attributable to the CPM business have been approximately $14.1 million, $15.9 million and $13.9 million for 2000, 1999 and 1998 respectively. Most operating expenses are not directly allocated between the Company's various lines of business. As a result of the decision to divest this business, the Company wrote off the remaining $23.3 million of Goodwill related to the CPM business. The goodwill was assessed to be impaired in accordance with Statement of Financial Accounting Standards No. 121. Additional adjustment to the carrying value if the CPM net assets may be necessary in the future based on negotiated terms of any sale that might occur. The Company has retained an investment-banking firm to assist in evaluating the fair value of the business and the divestiture options.

     PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of OrthoLogic and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The following briefly describes the significant accounting policies used in the preparation of the financial statements of the
Company:

     A. INVENTORIES are stated at the lower of cost (first in, first out method) or market.

     B. RENTAL FLEET, EQUIPMENT AND FURNITURE ARE stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at inception of the lease. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest.

     C. REVENUE is recognized for sales of the OL1000 and SpinaLogic products at the time authorization is received and the product is placed on the patient. If the sale of either product is to a commercial buyer, revenue is recognized at the time of shipment. The OrthoFrame(R) and the OrthoFrame/Mayo are typically held on consignment at hospitals and revenue is recognized at the point a purchase order is received from the hospital. Rental revenue for CPM products is recorded during the period of usage. Revenue on rehabilitative ancillary products is generally recognized at the time of shipment. Fee revenue for Hyalgan was based upon the number of units sold at the wholesale acquisition cost less amounts for distribution costs, discounts, rebates, returns, product transfer price, an overhead factor and a royalty factor.

     D. RESEARCH AND DEVELOPMENT represent both costs incurred internally for research and development activities, as well as costs incurred by the Company to fund the activities of the various research groups with which the Company has contracted. All research and development costs are expensed when incurred.

     E. CASH AND CASH EQUIVALENTS consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three month or less.

     F. INCOME (LOSS) PER COMMON SHARES is computed on the weighed average number of common or common and equivalent shares outstanding during each year. Basic EPS is computed as net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive.

     G. INTANGIBLE ASSETS. Goodwill from the acquisition of Sutter, Toronto and DMTI was capitalized and amortized on a straight-line basis over 15-20 years. The intangible relating to the product distribution rights for Hyalgan acquired in the Co-Promotion Agreement was being amortized over 15 years.

     H. IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. We evaluate the recoverability of property and equipment and intangibles held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets and their eventual disposition. Goodwill from acquisitions related to a group of assets being evaluated for impairment is included in the evaluation. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of assets. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. For assets to be disposed, the Company reports long-lived assets at the lower of the carrying amount or fair value less cost to sell.

     I. STOCK BASED COMPENSATION. The Company accounts for its stock based compensation plan based on accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of employee stock based transactions (Note 9).

     J. USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts ($13,801,791 and $15,502,720 at December 31, 2000 and 1999, respectively) and sales discounts and adjustments which are based primarily on trends in historical collection statistics, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and private insurers. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $8.0 million and $6.3 million on December, 31, 2000 and 1999, respectively. Some billings are subject to review by such third party payers and may be subject to adjustments. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are always subject to adjustment which could be material. Any differences between estimated reimbursement and final determinations are reflected in the period finalized.

     K. NEW ACCOUNTING PRONOUNCEMENT. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that enterprises recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective in the first quarter of 2001. The adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operation because the Company currently has no derivative instruments or hedging activities.

2. RESTRUCTURING AND OTHER CHARGES

     During the third quarter of 1997, the Company restructured its sales, marketing and managed care groups. As a result of the restructuring and a second consecutive quarter of declining sales of the OL1000 bone growth stimulator, the Company determined that certain dealer intangibles acquired in the transition to a direct sales force in 1996 had been impaired. The Company recorded a restructuring charge of $13.8 million in the third quarter of 1997, composed of a $10.0 million write-off its dealer intangibles, $2.3 million in severance, $1.2 million in facility closing and $300,000 of related costs. There was a reversal of 1997 restructuring expenses of $216,000 during 1999 and $399,000 during 1998. The $150,086 balance of restructuring reserves remaining at December 31, 1999 related to severance, which was paid during 2000.

3. BAD DEBT EXPENSES

     During the fourth quarter of 2000, the Company recorded a charge of approximately $3.0 million of additional bad debt expense related to the older receivables of the CPM business.

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

4. LICENSE AGREEMENTS

     The Company has committed to pay royalties on the sale of products or components of products developed under certain product developing and licensing agreements. The royalty percentages vary but generally range from 0.5% to 7% of the sales amount for licensed products. The royalty percentage under the different agreements decrease when either a certain sales dollar amount is reached or royalty amount is paid. Royalty expense under these agreements totaled $681,921, $126,179, and $258,456 in 2000, 1999, and 1998 respectively.
This increase in royalty expenses during 2000 is attributable to the introduction of SpinaLogic in 2000.

5. INVESTMENTS AND FAIR VALUE DISCLOSURES

     At December 31, 2000, marketable securities were composed of municipal bonds, were managed as part of the Company's cash management program, and were classified as held-to-maturity securities. All such securities were purchased with original maturities of less than one year. Such classification requires these securities to be reported at amortized cost.

     A summary of the fair market value and unrealized gains and losses on these securities is as follows:

                                                December 31,
                                         --------------------------
                                            2000            1999
                                         -----------    -----------
Amortized cost                           $ 2,492,379    $   250,000
Gross unrealized gains                            --             --
Gross unrealized losses                      (27,055)            --
                                         -----------    -----------
Fair value                               $ 2,465,324    $   250,000
                                         ===========    ===========

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about financial instruments; they are subject in nature and involve uncertainties, matters of judgements, and therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Since the fair market value is estimated at December 31, 2000, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

     For the Company's cash and cash equivalents, the carrying amount is assumed to be the fair market value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for account receivable, accounts payable and other accrued expenses because of the short maturity of the portfolios. Management believes the terms of the Company's Preferred Stock approximates the terms in the marketplace under which they could be replaced. Therefore, management believes the fair value approximates the carrying value of these financial instruments

6. INVENTORIES

Inventories consisted of the following:

                                               December 31,
                                       ----------------------------
                                           2000            1999
                                       ------------    ------------
Raw materials                          $  6,877,516    $  7,083,159
Work-in-process                             471,844          92,584
Finished goods                            3,903,127       3,110,514
                                       ------------    ------------
                                         11,252,487      10,286,257
Less allowance for obsolescene           (1,245,822)       (979,802)
                                       ------------    ------------
Total                                  $ 10,006,665    $  9,306,455
                                       ============    ============

7. RENTAL FLEET, EQUIPMENT AND FURNITURE

Rental fleet, equipment and furniture consisted of the following:

                                                            December 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Rental fleet                                       $ 18,727,713    $ 17,827,501
Machinery and equipment                               2,223,770       2,243,657
Computer equipment                                    5,627,684       4,760,501
Furniture and fixtures                                1,522,844       1,495,054
Leasehold and improvements                              788,966         744,896
                                                   ------------    ------------
                                                     28,890,977      27,071,609
Less accumulated depreciation  and amortization     (17,796,912)    (14,009,838)
                                                   ------------    ------------
Total                                              $ 11,094,065    $ 13,061,771
                                                   ============    ============

8. INCOME TAXES

     At December 31, 2000, the Company has accumulated approximately $41 million in net operating loss carryforwards and approximately $750,000 of general business credit carryforwards expiring from 2002 through 2020 for federal income tax purposes. Stock issuances, as discussed in Note 9, may cause a change in ownership under the provisions of Internal Revenue Code Section 382; accordingly, the utilization of the Company's net operating loss carry forwards may be subject to annual limitations. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. The components of deferred income taxes at December 31 are as follows:

                                                                   December 31,
                                                           ------------------------------
                                                               2000              1999
                                                           ------------      ------------
Allowance for bad debts                                    $  5,521,000      $  6,201,000
Other accruals and reserves                                     956,659           886,659
Valuation allowance                                          (3,847,000)       (4,457,000)
                                                           ------------      ------------

Total current                                                 2,630,659         2,630,659
                                                           ------------      ------------
Net operating loss and general business
 credit carryforwards                                        17,332,000        14,064,000
Difference in basis of fixed assets                          (1,756,000)       (1,517,000)
Nondeductible accruals and reserves                             159,000           159,000
Difference in basis of intangibles                            9,203,000         4,011,000
Valuation allowance                                         (24,938,000)      (16,717,000)
                                                           ------------      ------------
Total non current                                                    --                --
                                                           ------------      ------------
Total deferred income taxes                                $  2,630,659      $  2,630,659
                                                           ============      ============

The provision for income taxes are as follows (in thousands):

                                                   Years Ended December 31,
                                             -----------------------------------
                                               2000         1999          1998
                                             --------     --------      --------
Current                                      $ 12,175     $ 45,636      $146,327
Deferred                                                    12,250      (46,523)
                                             --------     --------      --------
Income Tax Provisions                        $ 12,175     $ 57,886      $ 99,804
                                             ========     ========      ========

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ending December 31:

                                                                 Years Ended December 31,
                                                    ------------------------------------------------
                                                        2000              1999              1998
                                                    ------------      ------------      ------------
Income taxes (benefit) at statutory rate            $(10,912,000)     $     80,000      $ (5,611,000)
State income taxes (benefit)                          (1,559,000)           28,000          (990,000)
Change in valuation allowance                          7,611,000          (471,000)        6,403,000
Other, primarily non-deductible goodwill               4,872,175           420,886           297,804
                                                    ------------      ------------      ------------
Net Provision                                       $     12,175      $     57,886      $     99,804
                                                    ============      ============      ============

9. STOCKHOLDERS' EQUITY AND SERIES B CONVERTIBLE PREFERRED STOCK

     The number of common shares reserved for issuance under the 1987 Option Plan is 4,160,000 shares. This plan expired during October 1997. In May 1997, the Stockholders adopted a new Stock Option Plan (the "1997 Option Plan") which replaced the 1987 Option Plan. The 1997 Option Plan reserved for issuance 1,040,000 shares of Common Stock and was amended in 1998 to increase the number of shares of Common Stock by 275,000 shares. Two types of options may be granted under the 1997 Option Plan: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("Code") and other options not specifically authorized or qualified for favorable income tax treatment by the Code. All eligible employees may receive more than one type of option. Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the 1997 Option Plan. Included in the stock options granted are 100,100 granted in 2000 to an employee exclusive of the 1987 and 1997 stock option plans.

     In October 1989, the Board of Directors (the "Board") approved that in the event of a takeover or merger of the Company in which 100% of the equity of the Company is purchased, 75% of all unvested employee options will vest, with the balance vesting equally over the ensuing 12 months, or according to the individual's vesting schedule, whichever is earlier. If an employee or holder of stock options is terminated as a result of or subsequent to the acquisition, 100% of that individual's stock option will vest immediately upon employment termination. These provisions are also included in the 1997 Option Plan.

     Options are granted at prices that are equal to the current fair value of the Company's Common Stock at the date of grant. The vesting period is generally related to length of employment and all incentive stock options lapse upon termination of employment if not exercised within a 90-day period (or one year after death or disability or the date of termination if terminated for cause).

     A summary of the status of the Option Plans as of December 31, 2000, 1999, and 1998, and changes during the years then ended is:

                                              2000                    1999                     1998
                                     ----------------------   ----------------------   ----------------------
                                                  WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                  AVERAGE                  AVERAGE                  AVERAGE
                                                  EXERCISE                 EXERCISE                 EXERCISE
                                       SHARES      PRICE       SHARES       PRICE       SHARES       PRICE
                                       ------      -----       ------       -----       ------       -----
Fixed options outstanding
  at beginning of year                3,488,913    $ 5.24      3,384,825    $ 5.66     2,535,450     $ 6.07
Granted                                 762,400      3.33        688,850      3.12     1,024,000       4.79
Exercised                              (125,990)     2.37       (282,400)     2.58       (47,000)      3.92
Forfeited                              (499,477)     5.92       (302,362)     7.83      (127,625)      7.48
                                     ----------               ----------              ----------
Outstanding at end of year            3,625,846      4.85      3,488,913      5.24     3,384,825       5.66
                                     ==========    ======     ==========    ======    ==========     ======
Options exercisable at year-end       2,734,347                2,357,717               1,744,357
                                     ==========               ==========              ==========

The following table summarizes information about fixed stock options outstanding at December 31, 2000:


                                              OUTSTANDING                                     EXERCISABLE
                        --------------------------------------------------------   ----------------------------------
                            NUMBER              WEIGHTED-           WEIGHTED-          NUMBER            WEIGHTED-
RANGE OF                 OUTSTANDING       AVERAGE REMAINING         AVERAGE         EXERCISABLE          AVERAGE
EXERCISE PRICES         AS OF 12/31/00     CONTRACTUAL LIFE      EXERCISED PRICE   AS OF 12/31/00     EXERCISED PRICE
---------------         --------------     ----------------      ---------------   --------------     ---------------
$1.8100 - $ 2.5000          433,008              6.40               $ 2.2623            348,530           $ 2.2256
$2.5310 - $ 3.1880          348,600              9.33               $ 2.7529            238,101           $ 2.7577
$3.2500 - $ 3.2500          405,000              7.77               $ 3.2500            315,521           $ 3.2500
$3.3440 - $ 3.6250          406,013              8.63               $ 3.5566            235,049           $ 3.5387
$4.0000 - $ 5.0000          382,700              7.91               $ 4.7349            174,950           $ 4.9037
$5.0630 - $ 5.5000          641,400              7.11               $ 5.4289            538,977           $ 5.4216
$5.5310 - $ 5.5630          120,000              7.01               $ 5.5577             95,000           $ 5.5563
$5.6250 - $ 5.6250          381,000              6.76               $ 5.6250            303,333           $ 5.6250
$5.8125 - $ 9.5000          410,725              5.59               $ 7.5058            387,486           $ 7.5566
$9.6250 - $17.3800           97,400              5.34               $17.2792             97,400           $17.2792
------------------       ----------             -----               --------         ----------           --------
$1.8100 - $17.3800        3,625,846              7.31               $ 4.8456          2,734,347           $ 5.0888
==================       ==========             =====               ========         ==========           ========

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost been computed based on the fair value of awards on the date of grant, as determined using the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2000, 1999, and 1998, would have been reduced to the pro forma amount indicated below, followed by the model assumptions used.


                                                                2000            1999            1998
                                                             ---------       ---------       ----------
Estimated weighted-average fair value of
 options granted during the year                                  2.13            1.61             2.26
Net income (loss) attributable to common stockholders:
 As reported (in thousands)                                   $(31,191)       $   (586)        $(17,838)
 Pro forma (in thousands)                                     $(32,814)       $ (2,525)        $(20,351)
Basic and Diluted Net income (loss) per-share:
 As reported                                                  $  (1.04)       $  (0.02)        $  (0.71)
 Pro forma                                                    $  (1.07)       $  (0.10)        $  (0.80)
Black-Scholes model assumptions:
 Risk free interest rate                                          6.00%           6.00%            6.00%
 Expected volatility                                                70%             60%              40%
 Expected term                                                 5 Years         5 Years          5 Years
 Dividend yield                                                      0%              0%               0%

     In July 1998, the Company completed a private equity placement with two investors, an affiliate of Credit Suisse First Boston Corp. and Capital Ventures International. Under the terms of the Purchase Agreement, OrthoLogic sold 15,000 shares of Series B Convertible Preferred Stock for $15 million (before costs). The Series B Convertible Preferred Stock is convertible into shares of Common Stock and will automatically convert, to the extent not previously converted, into Common Stock four years following the date of issuance. Each share of Series B Convertible Preferred Stock is convertible into Common Stock at a per share price equal to the lesser of the average of the 10 lowest closing bids during the 30 days prior to conversion or $3.0353. In the event of certain Mandatory Redemption Events, each holder of Series B Preferred Shares will have the right to require the Company to redeem those shares for cash at the Mandatory Redemption Price, as defined. Mandatory Redemption Events include, but are not limited to: the failure of the Company to timely deliver common stock as required under the terms of the Series B Preferred Shares, or Warrants; the Company's failure to satisfy registration requirements applicable to such securities; the failure by the Company to maintain the listing of its Common Stock on NASDAQ or another national securities exchange; and certain transactions involving the sale of assets or business combinations involving the Company. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series B Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of Common Stock, the Stated Value for each Series B Preferred Shares outstanding at that time. The Purchase Agreement contains strict covenants that protect against hedging and short-selling of OrthoLogic Common Stock while the purchaser holds shares of the Series B Convertible Preferred Stock.

     In connection with the private placement of the Series B Convertible Preferred Stock, OrthoLogic issued to the purchasers warrants to purchase 40 shares of Common Stock for each share of Series B Convertible Preferred Stock, exercisable at $5.50. These warrants expire in 2008. The warrants were valued at $1,093,980. Additional costs of the private placement were approximately $966,000. Both the value of the warrants and the cost of the equity offering were recognized over the 10-month conversion period as an "accretion of non-cash Preferred Stock dividends." The Company filed a registration statement covering the underlying Common Stock.

     Proceeds from the private placement were used to fund new product opportunities, including SpinaLogic, Chrysalin and Hyalgan, as well as to complete the re-engineering of the Company's key business processes.

     At the close of business on December 31, 2000, 11,760 shares of Series B Convertible Preferred Stock had been converted into 4,673,714 shares of Common Stock.

     At December 31, 2000, there were 2,000,000 shares of Preferred Stock authorized.

10. COMMITMENTS

     The Company is obligated under non-cancelable operating lease agreements for its office, manufacturing and research facilities. Rent expense for the years ended December 31, 2000, 1999, and 1998, was approximately $1,767,000, $1,998,000 and $1,716,000 respectively.

     Future lease payments for 2001, 2002, 2003, 2004, 2005, and beyond 2005 are approximately $1,033,000 $1,173,000, $1,173,000, $1,094,000, $1,078,000, and
$2,067,000, respectively.

     The Company signed an exclusive worldwide sales agreement for a 10-year period, beginning August 18, 2000 with DePuy AcroMed, Inc. ("DePuy"), a unit of Johnson and Johnson whereby DePuy will assume sales responsibility for SpinaLogic, the Company's device used as an adjunctive treatment after lumbar spinal fusion surgeries. This sales transition began in the third quarter with full implementation by December 31, 2000.

     On February 28, 2000, the Company obtained a $10 million accounts receivable revolving line of credit with a lending institution. The Company may borrow up to 75% of the eligible account receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less than $43 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit.

11. LITIGATION

     In 1998, the Company settled a false claims matter with the U.S. Department of Justice in a case that was filed in December 1996 under qui tam provisions of the Federal False Claims Act. The allegations included the submission of claims for reimbursement for a small number of custom medical devices to various federal care programs including Medicare, TRICARE (formerly known as CHAMPUS) and various state Medicaid programs.

     OrthoLogic denies any wrongdoing or liability with respect to the allegations in this matter. Nevertheless, in an effort to avoid the expense, burden and uncertainty of litigation in this case as well as the potential distraction this case could have on the Company's management, the Company agreed to settle this matter. Under the terms of the definitive settlement agreement, OrthoLogic paid to the U.S. Department of Justice, on behalf of several federal health care programs, including Medicare, TRICARE, and various state Medicaid programs, the amount of $1,000,000. In return, the U.S. Department of Justice released the Company's officers, employees, and directors from any causes of actions for civil damages or civil penalties for the various allegations being settled in this matter. The original complaint was dismissed with prejudice.

     During 1996, certain class actions lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging violations of Sections 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and, as to other defendants, Section 20(a) of the Exchange Act.

     Plaintiffs in these actions allege generally that information concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OrthoLogic 1000 Bone Growth Stimulator, and the matters set forth therein, were material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further alleged that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts necessary in order to make the statements not misleading. Plaintiffs further alleged that once the FDA letter became known a material decline in the stock price of the Company occurred, causing damage to plaintiffs. All plaintiffs sought class action status, unspecified compensatory damages, fees and costs. Plaintiffs also sought extraordinary, equitable and/or injunctive relief as permitted by law. The actions were consolidated for all purposes in the United States District Court for the District of Arizona. On March 31, 1999, the judge in the consolidated case before the United States District Court granted the Company's Motion to Dismiss and entered an order dismissing all claims in the suit against the Company and two individual officers/directors. The judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants. On December 21, 1999, the District Court granted plaintiffs' motion for class certification to include purchasers of common stock between June 4 through June 18, 1996, inclusive.

     On or about June 20, 1996, a lawsuit entitled Norman Cooper, et al. v. OrthoLogic Corp., et al., and Cause No. CV 96-10799 was filed in the Superior Court, Maricopa County, and Arizona. The plaintiffs allege violations of Arizona Revised Statutes Sections 44-1991 (state securities fraud) and 44-1522 (consumer fraud) and common law fraud based upon factual allegations substantially similar to those alleged in the federal court class action complaints. Plaintiffs sought class action status, unspecified compensatory and punitive damages, fees and costs. Plaintiffs also sought injunctive and/or equitable relief. The Company filed a Motion to Dismiss the Complaint in Arizona State Court in May 1999. The Court denied the motion in July 1999, and granted the plaintiffs' motion for the class certification on November 24, 1999.

     In October 2000, the Company announced that it had entered into a Memorandum of Understanding regarding settlement of the remaining class action claims and Norman Cooper lawsuits. The settlement consists of $1 million in cash and one million shares of newly issued OrthoLogic Common Stock valued at $2,969,000. A significant portion (approximately $800,000) of the cash payment was funded from its directors' and officers' liability insurance policy. The Company recorded a $3.6 million charge, including legal expenses, for settlement of the litigation. The settlement is subject to approval by the lead plaintiffs and defendants; the preparation, execution and filing of the formal Stipulation of Settlement; notice to settlement class members; and final approval of the settlement by the courts at hearing. Management believes the settlement is in the best interest of the Company and its shareholders as it frees the Company from the cost and significant distraction of ongoing litigation. The agreement to the Memorandum of Understanding does not constitute, and should not be construed as, an admission that the defendants have any liability to or acted wrongfully in any way with respect to the plaintiffs or any other person.

     In the fourth quarter of 2000, the Company expensed $941,000 related to other legal settlements.

     As of December 31, 2000, in addition to other matters disclosed above, the Company is involved in other various legal proceedings and product liability claims that arose in the ordinary course of business. The costs associated with defending these other matters cannot be determined at this time and accordingly, no estimate of such costs have been included in there financial statements. In management's opinion, the ultimate resolution of these proceedings will not have a material effect on the financial position, results of operation, and liquidity of the Company.

12. 401(k) PLAN

     The Company adopted a 401(k) plan (the "Plan") for its employees on July 1, 1993. The Company may make matching contributions to the Plan on behalf of all Plan participants, the amount of which is determined by the Board of Directors. The Company did not make any matching contributions to the Plan in 1998. The Company matched approximately $195,000 and $98,000 in 2000, and 1999 respectively.

13. CO-PROMOTION AGREEMENT

     The Company entered into an exclusive Co-Promotion Agreement (the "Agreement") with Sanofi Pharmaceuticals Inc. ("Sanofi") at a cost of $4 million on June 23, 1997, for purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee.

     The Company's sales force began to promote Hyalgan in the third quarter of 1997. Fee revenue of $9.3, $8.3 and $8.7 million was recognized during 2000, 1999, and 1998, respectively. In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Agreement. The Company has returned the rights to sell Hyalgan back to Sanofi. The Company received $4 million for the return of the rights and to complete a successful transition of the business back to Sanofi by January 1, 2001, and will receive continuing royalties for the next two years. At the time of the sale, the carrying value of the related intangible was $3,155,576. The net gain of $844,424 reimbursed the Company for transition costs incurred by the Company.

14. LICENSING AGREEMENT

     The Company announced in January 1998, that it had acquired a minority equity interest in a biotech firm, Chrysalis Bio Technology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and certain milestone payments to Chrysalis by the Company. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expensed in the third quarter of 1998 and the Agreement was extended to January 1999. In January 1999, the Company exercised its option to license the U. S. development, marketing and distribution rights for Chrysalin, for fresh fracture indications. As part of the license agreement, and in conjunction to FDA clearance to begin human clinical trials, OrthoLogic made and expensed a $500,000 milestone payment to Chrysalis Biotechnology in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. In July 2000, the Company made and expensed a $2 million payment to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide. In addition, the agreement calls for the Company to pay certain milestone payments and royalty fees, based upon products developed and achievement of commercial services. Except for the $750,000 minority equity interest, all payments made to Chrysalis have been expensed as Research and Development expenses.

     In January 2001, the Company announced that it had completed the enrollment in its combined Phase I/II Investigation New Drug Application (INDA) clinical trial for Chrysalin. Data permitting, the Company expects to submit an application for a Phase III clinical trial to the FDA during the second half of 2001. There can be no assurance, however, that the clinical trials will result in favorable data or that FDA approvals, if sought, will be obtained. Significant additional costs for the Company will be necessary to complete development of this product.

15. RELATED PARTY TRANSACTIONS

     At December 31, 1999, the Company had an outstanding note receivable from an officer of the Company for $157,800. The loan was increased by $81,200 in January 2000. The principal and interest of both loans were paid in full in 2000.

16. CONDENSED CONSOLIDATED QUARTERLY RESULTS (UNAUDITED)

                                  First Quarter             Second Quarter             Third Quarter            Fourth Quarter
                               --------------------      --------------------      ---------------------     ---------------------
                                 2000        1999          2000        1999          2000         1999         2000         1999
                               --------    --------      --------    --------      --------     --------     --------     --------
                                                          (000 omitted, except for per share data)
Net sales                      $ 22,490    $ 21,068      $ 22,540    $ 20,728      $ 21,011     $ 20,258     $ 24,039     $ 21,177
Gross profit                     17,682      16,350        18,245      16,119        16,709       15,586       19,154       16,672
Operating income (loss)             700          92           509        (214)       (6,431)          24      (26,260)         246
Net income (loss)                   694        (133)          549        (168)       (6,207)          52      (26,227)         221
Accretion of non cash
 preferred stock dividend            --        (618)           --        (206)           --           --           --           --
Net income (loss) applicable
 to Common Stockholders             694        (485)          549        (374)       (6,207)          52      (26,227)         221
Net income (loss) per share
 Basic                             0.02       (0.02)         0.02       (0.01)        (0.21)          --        (0.87)        0.01
 Diluted                           0.02       (0.02)         0.02       (0.01)        (0.21)          --        (0.87)        0.01

     In the third quarter of 2000, the Company expensed $3.6 million regarding settlement of the class action lawsuits and expensed a $2 million payment to expand its license agreement to include all Chrysalin orthopedic indications worldwide.

     In the fourth quarter of 2000, the Company expensed $27.3 million related to the CPM business comprised of the write-off of impaired Goodwill, adjustments to accounts receivable, expenses related to other legal settlements and a net gain of $844,000 on the discontinuation of the Co-Promotion Agreement for Hyalgan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company:

NAME                   AGE   TITLE
----                   ---   -----
Thomas R. Trotter       53   Chief Executive Officer, President and Director
Terry D. Meier          62   Senior Vice President, Chief Financial Officer
William C. Rieger       51   Vice President of Business Development
Shane Kelly             31   Vice President of Sales
Ruben Chairez, Ph.D.    58   Vice President of Medical Regulatory and
                              Compliance
MaryAnn G. Miller       43   Vice President of Corporate Services
Kevin Lunau             43   Vice President of Manufacturing
Donna L. Lucchesi       37   Vice President of Marketing
James T. Ryaby          42   Vice President of Research

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

     Terry D. Meier joined the Company in March 1998 as Senior Vice President and on April 1, 1998, began serving as its Chief Financial Officer. From 1974 to 1997, Mr. Meier held several positions at Mallinckrodt, Inc., a healthcare and specialty chemicals company. Most recently at Mallinchrodt, he served as its Vice President and Corporate Controller from 1989 to 1996, as the Senior Vice President and Chief Financial Officer.

     William C. Rieger joined the Company in January 1998 as Vice President, Marketing and Sales. From 1994 to 1997, Mr. Rieger held the position of Vice President of Sales and Marketing at Hollister Inc., a privately held manufacturer of medical products. From 1985-1994, he held several positions as Vice President at Miles Inc. Diagnostic Division, a manufacturer of diagnostic products. Mr. Reiger was named Vice President of Business Development in 2000.

     Shane Kelly joined the Company in 1991 as a Field Sales and Service Representative. He has held numerous positions within the company including National Accounts Manager, Director of National Accounts, Director of Corporate and Payor Relations, Director of Managed Care, Area Vice President, and National Sales Manager. He was named Vice President of Sales in 2000.

     Ruben Chairez, Ph.D., joined the Company in May 1998 as Vice President, Medical Regulatory and Compliance. From November 1993 through April 1998, Dr. Chairez served as Vice President, Regulatory Affairs/Quality Assurance of SenDx Medical, Inc., a manufacturer of blood gas analyzer systems. From July 1990 to November 1993, Dr. Chairez was the Director of Regulatory Affairs with GlenProbe Incorporated, an in vitro diagnostic device manufacturer.

     MaryAnn G. Miller joined the Company as Vice President of Human Resources in October 1996. From 1978 to 1987, Ms Miller held various positions with Allstate Insurance Company in operations, management, and human resources. From November 1995 to June 1996, Ms. Miller was Human Resources Director for Southwestco Wireless, Inc., a provider of wireless telecommunications services in the Southwest. From October 1992 to July 1995, Ms. Miller was a human resources officer with Firstar Corporation, a Wisconsin-based bank holding company. Ms. Miller was named Vice President of Corporate Services in 2001.

     Kevin Lunau joined the Company as Vice President of Manufacturing on March 17, 1999. From 1991 to 1999, Mr. Lunau held management positions at OrthoLogic Canada (previously Toronto Medical Corp.), a subsidiary of OrthoLogic. Most recently, he served as OrthoLogic Canada's Executive Vice President and General Manager.

     Donna L. Lucchesi joined the Company in August 1998 as Director of Marketing - Injectable Products. She was promoted to Director of Marketing in February 2000 and moved into her current position as Vice President of Marketing in January 2001. From 1990 to 1998, Ms. Lucchesi held a variety of marketing positions at Mallinckrodt, Inc. in St. Louis, Missouri, most recently as Director - Health Care Systems Marketing.

     James T. Ryaby, Ph.D. joined the company as Director of Research in 1991 and became Vice President of Research in 1997. Prior to joining OrthoLogic, he was a research scientist at Mt. Sinai School of Medicine in New York, where he received his Ph.D. degree in cellular biology. His current research interests are applications of cytokines, growth factors, and electromagnetic fields in musculoskeletal tissue repair. Dr. Ryaby also serves as Adjunct Professor of Bioengineering at Arizona State University.

     Information in response to this Item is also incorporated by reference to
(i) the biographical information relating to the Company's directors under the caption "Election of Directors" and the information relating to Section 16 compliance under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 18, 2001 (the "Proxy Statement"). The Company anticipates filing the Proxy Statement within 120 days after December 31, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements

     The following financial statements of OrthoLogic Corp. and Independent Auditors' Report are listed above.

     Independent Auditors' Report

     Balance Sheets - December 31, 2000 and 1999.

     Statements of Operations - Each of the three years in the period ended December 31, 2000.

     Statements of Comprehensive Income - Each of the three years in the period ended December 31, 2000.

     Statements of Stockholders' Equity - Each of the three years in the period ended December 31, 2000.

     Statements of Cash Flows - Each of the three years in the period ended December 31, 2000.

     Notes to Financial Statements

     2. Financial Statement Schedules

          Independent Auditors Consent and Report on Schedule.

          Valuation and Qualifying Accounts

                                            Balance at             Charged to        Deductions to        Balance at end
                                        beginning of period         Expenses           Allowance            of period
                                        -------------------         --------           ---------            ---------
Allowance for doubtful accounts:

Balance December 31, 1997                 $(11,370,524)
1998 Additions charged to expense                                $(19,529,547)
1998 Deductions to allowance                                                         $ 11,582,247
Balance December 31, 1998                                                                                  $(19,317,824)

Balance December 31, 1998                  (19,317,824)
1999 Additions charged to expense                                 (18,800,728)
1999 Deductions to allowance                                                           22,615,832
Balance December 31, 1999                                                                                   (15,502,720)

Balance December 31, 1999                  (15,502,720)
2000 Additions charged to expense                                 (16,348,442)
2000 Deductions to allowance                                                           18,049,371
Balance December 31, 2000                                                                                   (13,801,791)

Allowance for inventory reserve:

Balance December 31, 1997                 $   (361,638)
1998 Additions charged to expense                                $ (1,239,181)
1998 Deductions to allowance                                                         $    852,421
Balance December 31, 1998                                                                                  $   (748,398)

Balance December 31, 1998                     (748,398)
1999 Additions charged to expense                                  (1,422,333)
1999 Deductions to allowance                                                            1,190,929
Balance December 31, 1999                                                                                      (979,802)

Balance December 31, 1999                     (979,802)
2000 Additions charged to expense                                  (3,329,720)
2000 Deductions to allowance                                                            3,063,700
Balance December 31, 2000                                                                                    (1,245,822)

     3. All management contracts and compensatory plans and arrangements are identified by footnote after the Exhibit Descriptions on the attached Exhibit Index.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits

     See the Exhibit Index immediately following the signature page of this report, which Index is incorporated herein by reference.

(d)  Financial Statements and Schedules - See Item 14(a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORTHOLOGIC CORP.


Date:  March 30, 2001               By  /s/ Thomas R. Trotter
                                        ----------------------------------------
                                        Thomas R. Trotter
                                        President and Chief Executive Officer


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

SIGNATURE                              TITLE                                                   DATE
---------                              -----                                                   ----
/s/ Thomas R. Trotter                  President, Chief Executive Officer and                  March 30, 2001
---------------------------            Director (Principal Executive Officer)
Thomas R. Trotter


/s/ John M. Holliman III               Chairman of the Board of Directors                      March 30, 2001
---------------------------            and Director
John M. Holliman III


/s/ Fredric J. Feldman                 Director                                                March 30, 2001
---------------------------
Fredric J. Feldman


/s/ Elwood D. Howse, Jr.               Director                                                March 30, 2001
---------------------------
Elwood D. Howse, Jr.


/s/ Stuart H. Altman                   Director                                                March 30, 2001
---------------------------
Stuart H. Altman, Ph.D.


/s/ Augustus A. White III              Director                                                March 30, 2001
---------------------------
Augustus A. White III, M.D.


/s/ Terry D. Meier                     Senior Vice President and Chief Financial               March 30, 2001
---------------------------            Officer (Principal Financial and Accounting
Terry D. Meier                         Officer)

                                ORTHOLOGIC CORP.
                      EXHIBIT INDEX TO REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                               (FILE NO. 0-21214)

EXHIBIT                                                                                                             FILED
  NO.                     DESCRIPTION                         INCORPORATED BY REFERENCE TO:                        HEREWITH
-------                   -----------                         -----------------------------                        --------
 3.1         Amended and Restated Certificate of              Exhibit 3.1 to the Company's Form 10-Q
             Incorporation                                    for the quarter ended March 31, 1997
                                                              ("March 1997 10-Q")

 3.2         Amended and Restated Certificate of              Exhibit 3.2 to the Company's Form 10-Q
             Incorporation dated May 9, 2000                  for the quarter ended March 31, 2000

 3.3         Certificate of Designation in respect of         Exhibit 3.1 to Company's Form 10-Q for
             Series A Preferred Stock                         the quarter ended March 31, 1997
                                                              ("March 1997 10-Q")

 3.4         Bylaws of the Company                            Exhibit 3.4 to Company's Amendment No. 2
                                                              to Registration Statement on Form S-1
                                                              (No. 33-47569) filed with the SEC on
                                                              January 25, 1993 ("January 1993 S-1")

 4.1         Stock Purchase Warrant, dated September          Exhibit 4.6 to Company's Registration
             20, 1995, issued to Registered Consulting        Statement on Form S-1 (No. 33-97438)
             Group, Inc.                                      filed with the SEC on September 27, 1995
                                                              ("1995 S-1")

 4.2         Stock Purchase Warrant dated October 15,         Exhibit 4.7 to the Company's Form 10-K
             1996, issued to Registered Consulting            for the year ended December 31, 1996
             Group, Inc.                                      ("1996 10-K")

 4.3         Rights Agreement dated as of March 4,            Exhibit 4.1 to the Company's Registration
             1997, between the Company and Bank of New        Statement on Form 8-A filed with the SEC
             York, and Exhibits A, B and C thereto            on March 6, 1997


 4.4         1987 Stock Option Plan of the Company, as        Exhibit 4.4 to the Company's Form 10-Q
             amended and approved by stockholders (1)         for the quarter ended June 30, 1997
                                                              ("June 1997 10-Q")

 4.5         1987 Stock Option Plan of the Company(1)         Exhibit 4.5 to the Company's June 1997 10-Q

 4.6         Stock Purchase Warrant dated March 2,            Exhibit 4.10 to the Company's 1997 10-K
             1998, issued to Silicon Valley Bank

 4.7         Antidilution Agreement dated March 2,            Exhibit 4.11 to the Company's 1997 10-K
             1998, by and between the Company and
             Silicon Valley Bank

 4.8         Amendment to Stock Purchase Warrant dated        Exhibit 4.1 to the Company's form 10-Q
             May 12, 1998, issued to Silicon Valley           for the quarter ended March 31, 1998
             Bank

 4.9         Form of Warrant                                  Exhibit 4.1 to the Company's Form 8-K filed
                                                              on July 13, 1998

 4.10        Registration Rights Agreement                    Exhibit 4.2 to the Company's Form 8-K
                                                              filed on July 13, 1998

 10.1        License Agreement dated September 3, 1987,       Exhibit 10.6 to January 1993 S-1
             between the Company and Life Resonance's,
             Inc.

 10.2        Invention, Confidential Information and          Exhibit 10.11 to January 1993 S-1
             Non-Competition Agreement dated January
             10, 1989, between the Company and Frank P.
             Magee

 10.3        Form of Indemnification Agreement*               Exhibit 10.16 to January 1993 S-1

 10.4        License Agreement dated December 2, 1992,        Exhibit 10.22 to January 1993 S-1
             between Orthotic Limited Partnership and
             Company

 10.5        Consulting Agreement dated May 1, 1990,          Exhibit 10.11 to the Company's September
             between Augustus A. White III and the            30, 1994 Form 10-Q
             Company(1)

 10.6        Employment Agreement by and between              Exhibit 10.8 to the Company's March 1997 10-Q
             MaryAnn G. Miller  and the Company
             effective as of December 1, 1996 (1)

 10.7        Co-promotion Agreement dated June 23,            Exhibit 10.1 to the Company's June 1997 10-Q
             1997, by and between the Company and
             Sanofi Pharmaceuticals, Inc.

EXHIBIT                                                                                                             FILED
  NO.                     DESCRIPTION                         INCORPORATED BY REFERENCE TO:                        HEREWITH
-------                   -----------                         -----------------------------                        --------
 10.8        Single-tenant Lease-net dated June 12,           Exhibit 10.2 to the Company's Form 10-Q
             1997, by and between the Company and             for the quarter ended September 30, 1997
             Chamberlain Development, L.L.C.                  ("September 1997 10-Q")

 10.9        Employment Agreement dated October 20,           Exhibit 10.3 to the Company's
             1997, by and between the Company and             September 1997 10-Q
             Thomas R. Trotter, including Letter of
             Incentive Option Grant, OrthoLogic Corp.
             1987 Stock Option Plan (1)

 10.10       Employment Agreement dated October 17,           Exhibit 10.4 to the Company's
             1997, by and between the Company and Frank       September 1997 10-Q
             P. Magee (1)

 10.11       Employment Agreement effective as of             Exhibit 10.40 to the Company's 1997 10-K
             December 15, 1997, by and between the
             Company and William C. Rieger (1)

 10.12       Employment Agreement effective as of March       Exhibit 10.42 to the Company's 1997 10-K
             16, 1998, by and between the Company and
             Terry D. Meier (1)

 10.13       Registration Rights Agreement dated March        Exhibit 10.45 to the Company's 1997 10-K
             2, 1998, by and between the Company and
             Silicon Valley Bank

 10.14       Licensing Agreement with Chrysalis               Exhibit 10.1 to the Company's September 1998 10-Q
             Biotechnolgoy, Inc.


 10.15       1998 Management Bonus Program                    Exhibit 10.2 to the Company's September 1998 10-Q


 10.16       Securities Purchase Agreement                    Exhibit 10.1 to the Company's Form 8-K
                                                              filed on July 13, 1998

 10.17       First Amendatory Agreement to March 4,           Exhibit 10.1 to the Company's Form 8-K
             1997, Rights Agreement                           filed August 24, 1999

 10.18       Credit and Security Agreement between the        Exhibit 10.18 to the Company's 1999 Form 10/KA
             Company and Wells Fargo Business Credit,
             Inc. dated February 28, 2000

 10.19       Lease Extension and Amendment Agreement          Exhibit 10.19 to the Company's' 1999 Form 10/KA
             dated September 29, 1998 between the
             Company and the Heritage Corp. for the
             Pickering property

 10.20       Termination of Co-Promotion Agreement/           Exhibit 10.2 to the Company's Form 10-Q               X
             Hyalgan between the Company and Sanofi           for the quarter ended September 30, 2000
             Pharmaceuticals, Inc.                            in redacted form pursuant to a
                                                              confidentiality request and filed
                                                              herewith without redactions.

 10.21       Amendment of Marketing and Distribution          Exhibit 10.1 to the Company's Form 10-Q
             Agreement Effective July 12, 2000.               for the quarter ended June 30, 2000.

 21.1        Subsidiaries of Registrant                       Exhibit 21.1 to the Company's 1997 10-K

 23.1        Independent Auditors' Consent and Report
             on Schedule.                                                                                           X

 99.1        Audit Committee Charter                                                                                X

----------
(1)  Management contract or compensatory plan or arrangement

* The Company has entered into a separate indemnification agreement with each of its current direct and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Company has filed the form of such indemnification agreement.