Form 10-Q
period 2001-03-31
ORTHOLOGIC CORP
filed 2001-05-15
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _________________ to _________________


                        Commission File Number: 0-21214


                                ORTHOLOGIC CORP.
             (Exact name of registrant as specified in its charter)


               Delaware                                          86-0585310
   (State of other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


1275 W. Washington Street, Tempe, Arizona                          85281
(Address of principal executive offices)                         (Zip Code)


                                 (602) 286-5520
              (Registrant's telephone number, including area code)


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

       31,437,001 shares of common stock outstanding as of April 30, 2001

                                ORTHOLOGIC CORP.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2001
       and December 31, 2000.............................................  3

     Condensed Consolidated Statements of Operations and of
       Comprehensive Income for the Three months ended March 31,
       2001 and 2000.....................................................  4

     Condensed Consolidated Statements of Cash Flows for the
       Three months ended March 31, 2001 and 2000........................  5

     Notes to Condensed Consolidated Financial Statements................  6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations............... 10

     Item 3. Quantitative & Qualitative Disclosures about
             Market Risk................................................. 11

     Special Note Regarding Forward-Looking Statements................... 12

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings........................................... 14

     Item 6. Exhibits and Reports on Form 8-K............................ 16

PART I - Financial Information
Item 1.  Financial Statements

                                OrthoLogic Corp.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                        March 31,   December 31,
                                                          2001         2000
                                                        ---------    ---------
                                                       (Unaudited)
ASSETS

Cash and cash equivalents                               $   9,829    $   6,753
Short term investments                                      1,159        2,492
Accounts receivable, net                                   27,449       29,951
Inventory, net                                              8,594       10,007
Prepaids and other current assets                           1,536        1,019
Deferred income tax                                         2,631        2,631
                                                        ---------    ---------
     Total current assets                                  51,198       52,853

Rental fleet, furniture, and equipment                     29,305       28,891
Accumulated depreciation                                  (18,062)     (17,797)
                                                        ---------    ---------
     Fleet, furniture and equipment, net                   11,243       11,094

Intangibles, net                                              750          750
Deposits and other assets                                     257          338
                                                        ---------    ---------

     Total assets                                       $  63,448    $  65,035
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                        $   2,189    $   3,030
Accrued liabilities                                         5,773        6,767
                                                        ---------    ---------
     Total current liabilities                              7,962        9,797

Deferred rent and capital lease obligations                   105           88
                                                        ---------    ---------

     Total liabilities                                      8,067        9,885
                                                        ---------    ---------

Series B Convertible Preferred Stock                          600        3,240
                                                        ---------    ---------

Stockholders' Equity

Common stock                                                   16           15
Additional paid-in capital                                135,011      132,332
Common stock to be used for legal settlement                2,969        2,969
Accumulated deficit                                       (82,979)     (83,183)
Other comprehensive loss                                     (236)        (223)
                                                        ---------    ---------
     Total stockholders' equity                            54,781       51,910
                                                        ---------    ---------

          Total liabilities and stockholders' equity    $  63,448    $  65,035
                                                        =========    =========

See Notes to Condensed Consolidated Financial Statements

                                OrthoLogic Corp.
   Condensed Consolidated Statement of Operations and of Comprehensive Income
                      (in thousands, except per share data)
                                    Unaudited

                                                               Three months
                                                              ended March 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Revenues                                                   $ 21,682    $ 22,490

Cost of revenues                                              4,733       4,808
                                                           --------    --------
Gross profit                                                 16,949      17,682

Operating expenses
  Selling, general and administrative                        16,103      16,316
  Research and development                                      704         666
                                                           --------    --------

     Total operating expenses                                16,807      16,982

Operating income                                                142         700
Other income                                                    129          85
                                                           --------    --------

Income before income taxes                                      271         785

Provision for income taxes                                       67          91
                                                           --------    --------

     Net income                                            $    204    $    694
                                                           ========    ========
BASIC EARNINGS PER SHARE
  Net income per common share                              $   0.01    $   0.02
                                                           --------    --------

  Weighted average number of common shares outstanding       31,140      29,060
                                                           --------    --------
DILUTED EARNINGS PER SHARE
  Net income per common and equivalent shares              $   0.01    $   0.02
                                                           --------    --------

  Weighted shares outstanding                                31,649      30,628
                                                           --------    --------

Consolidated Statement of Comprehensive Income
  Net income applicable to common shareholders             $    204    $    694
  Foreign translation adjustment                                (13)        (13)
                                                           --------    --------

  Comprehensive income applicable to common shareholders   $    191    $    681
                                                           ========    ========

See Notes to Condensed Consolidated Financial Statements

                                ORTHOLOGIC, CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                               Three months
                                                              ended March 31,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------
OPERATING ACTIVITIES
Net income                                                 $   204      $   694

   Noncash items:
   Depreciation and amortization                               281        1,441
   Net change on other operating items:
   Accounts receivable                                       2,502         (557)
   Inventory                                                 1,413          362
   Prepaids and other current assets                          (517)        (147)
   Deposits and other assets                                    81          128
   Accounts payable                                           (841)        (126)
   Accrued liabilities                                        (994)        (596)
                                                           -------      -------

     Cash flows provided by operating activities             2,129        1,199
                                                           -------      -------
INVESTING ACTIVITIES
  Purchase of fixed assets                                    (430)        (702)
  Officer note receivable, net                                  --          158
  Sales of short-term investments                            1,333          250
                                                           -------      -------
     Cash flows provided by (used in) investing
            activities                                         903         (294)
                                                           -------      -------
FINANCING ACTIVITIES
  Payments on capital leases                                    17          (19)
  Foreign exchange                                             (13)         (13)
  Net proceeds from stock option exercises                      40          157
                                                           -------      -------

     Cash flows provided by financing activities                44          125
                                                           -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    3,076        1,030

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               6,753        6,023
                                                           -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 9,829      $ 7,053
                                                           =======      =======

Supplemental disclosure of cash flow information
  Cash paid during the period for interest                      20           44
  Cash paid during the period for income taxes                  --            1

See Notes to Condensed Consolidated Financial Statements

                                ORTHOLOGIC CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

     The Condensed Consolidated Balance Sheet as of March 31, 2001, and the Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 2000 is derived from the Company's audited financial statements included in the 2000 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. A significant estimate in the accompanying financial statements is the allowance for doubtful accounts and sales discounts and adjustments, which are based primarily on trends in historical collection statistics, consideration of current events, payer mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party health insurance plans, including
     Medicare. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Another significant estimate includes the carrying value of the Continuous Passive Motion ("CPM") business (See Note
     7). In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are subject to adjustments in the near term, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the year finalized.

2.   CO-PROMOTION AGREEMENT FOR HYALGAN

     The Company entered into an exclusive Co-Promotion agreement (the "Agreement") with Sanofi Pharmaceuticals Inc. ("Sanofi") at a cost of $4.0 million on June 23, 1997 for the purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee.

     The Company's sales force began to promote Hyalgan in the third quarter of 1997. Fee revenue of $9.3, $8.3 and $8.7 million was recognized during 2000, 1999, and 1998 respectively. In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Agreement. The Company has returned the rights to sell Hyalgan back to Sanofi. Royalty revenue for Hyalgan were $716,000 in the quarter ended March 31, 2001 compared to Hyalgan sales revenues of $1.8 million in the same period in 2000. The Company received $4 million over the fourth quarter of 2000 and the first quarter of 2001 for the return of the rights and a successful transition of the business back to Sanofi, and will receive continuing royalties for the next two years. Of the $4 million cash received, $1 million was received the quarter ended March 31, 2001.

3.   LICENSING AGREEMENT FOR CHRYSALIN

     The  Company  announced  in  January  1998 that it had  acquired a minority interest in a biotech firm, Chrysalis Bio Technology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a nine-month world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was also shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its options to license Chrysalin contingent upon regulatory approvals, successful preclinical trials, and certain milestone payments to Chrysalis by the Company. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expensed in the third quarter of 1998 and the Agreement was extended to January 1999. In January 1999, the Company exercised its option to license the U.S. development, marketing and distribution rights of Chrysalin, for fresh fracture indications. As part of the license agreement, and in conjunction to the U.S. Food and Drug Administration (the "FDA") clearance to begin human clinical trials, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. In July 2000, the Company paid $2 million to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide. In addition, the agreement calls for the Company to pay certain milestone payments and royalty fees, based upon products developed and achievement of commercial services. Except for the $750,000 minority equity interest, all payments made to Chrysalis have been expensed as research and development expenses.

4.   LITIGATION

     During 1996, certain class action lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-6 promulgated thereunder, and to other defendants Section 20(a) of the Exchange Act.

     Plaintiffs in these actions alleged generally that information concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OL 1000 Bone Growth Stimulator, and the matters set forth therein, were material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts in order to make the statement not misleading. Plaintiffs further alleged that once the FDA letter became known, a material decline in the stock price of the Company occurred, causing damage to the plaintiffs. All plaintiffs sought class action status, unspecified compensatory damages, fees and costs. Plaintiffs also sought extraordinary, equitable and/or injunctive relief as permitted by law. The actions were consolidated for all purposes in the United States District Court for the District of Arizona. On March 31, 1999, the judge in the consolidated case before the United States District Court granted the Company's Motion to Dismiss and entered an order dismissing all claims in the suit against the

     Company and two individual officers/directors. The judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants. On December 21, 1999, the District Court granted plaintiffs' motion for class certification to include purchasers of common stock between June 4 through June 18, 1996, inclusive.

     On or about June 20, 1996, a lawsuit entitled Norman Cooper, et. al. v. OrthoLogic, Corp., et. al, and Case No. CV 96-10799 was filed in the Superior Court, Maricopa County, and Arizona. The plaintiffs allege violations of Arizona Revised Statutes Sections 44-1991 (state securities fraud) and 44-1522 (consumer fraud) and common law fraud based upon factual allegations substantially similar to those alleged in the federal court class action complaints. Plaintiffs sought class action status, unspecified compensatory and punitive damages, fees and costs. Plaintiffs also sought injunctive and/or equitable relief. The Company filed a Motion to Dismiss the Complaint in the Arizona State Court in May 1999. The Court denied the motion in July 1999, and granted the plaintiffs' motion for the class certification on November 24, 1999.

     In October 2000, the Company announced that it had entered into a Memorandum of Understanding regarding settlement of the remaining class action claims and the Norman Cooper lawsuits. The settlement consists of $1 million in cash and one million shares of newly issued OrthoLogic Common Stock valued at $2,969,000.

     A significant portion of the cash payment was funded from its directors' and officers' liability insurance policy. The Company recorded a $3.6 million charge, including legal expenses, for settlement of the litigation. The settlement is subject to approval by the lead plaintiffs and defendants; the preparation, execution and filing of the formal Stipulation of Settlement; notice to the settlement members; and final approval of the settlement by the courts at a hearing.

     Management believes the settlement is in the best interests of the Company and its shareholders as it frees the Company from the cost and significant distraction of the ongoing litigation. The agreement to the Memorandum of Understanding does not constitute, and should not be construed as, an admission that the defendants have any liability or acted wrongfully in any way with respect to the plaintiffs or any other person.

     At March 31, 2001, in addition to the matters disclosed above, the Company is involved in other various legal proceedings and product liability claims that arose in the ordinary course of business. The costs associated with defending these other matters cannot be determined at this time and accordingly, no estimates for such costs have been included in these financial statements. In management's opinion, the ultimate resolution of these legal proceedings will not have a material effect on the financial position, results of operations, or liquidity of the Company.

5.   LINE OF CREDIT

     The Company has secured a $10.0 million accounts receivable revolving line of credit with a lending institution. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less than $43 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million during any fiscal year. The Company has not utilized this line of credit.

6.   SERIES B CONVERTIBLE PREFERRED STOCK

     As of March 31, 2001, 14,400 shares of Series B Convertible Preferred Stock had been converted into 5,746,584 shares of Common Stock.

7.   PLANS TO DIVEST THE CONTINUOUS PASSIVE MOTION BUSINESS

    In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. After careful consideration, the Board felt the emphasis on the rehabilitation segment of the orthopedic business no longer fit the Company's long-term strategic plan. As a result of the decision to divest this business in the fourth quarter of 2000, the Company wrote off the remaining $23.3 million of Goodwill related to the CPM business. The goodwill was assessed to be impaired in accordance with Statement of Financial Standards ("SFAS") No. 121.

    The Company announced on May 9, 2001 that it signed an Asset Purchase Agreement to sell the assets of the CPM business to OrthoRehab, Inc. The structure of the transaction calls for the purchaser to make a cash payment at closing, additional contingent payment at a later date based on performance, and the assumption of certain liabilities. In addition, OrthoLogic would retain certain accounts receivable. The total cash to be received from the sale could be as much as $15 million, assuming the full amount of contingent payment is received by OrthoLogic. In accordance with SFAS No. 121, the Company has assessed the carrying value of the net assets to be sold, considering the terms and conditions of the Definitive Agreement signed with OrthoRehab, Inc. and currently believes that the carrying value of the net assets will be recovered from cash proceeds expected to be received from the sale to OrthoRehab, Inc. and cash expected to be generated from continuing to operate the CPM business through the expected close date in June 2001. Adjustments to the carrying value of the CPM net assets to be sold may be necessary in the future if expected cash flows from the CPM business are not realized. Once the closing of the transaction occurs, management anticipates that the Company would record a one-time charge, currently estimated to be $7 million to $10 million for costs, primarily severance and other exit costs, associated with the final divestiture of the CPM business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

REVENUES

The Company reported revenues of $21.7 million for the first quarter of 2001 representing a 3.6% decrease from revenues of $22.5 million for the same quarter of 2000. The decrease in sales is attributable to a decline in CPM sales due to the Company's decision to increase efficiency and improve profitability as well as the loss of Hyalgan sales due to the termination of the Company's distribution of Hyalgan. Sales from the CPM products were $14.1 million in the quarter ended March 31, 2001 compared to $15.5 million in the same period last year. The revenue decline was partially offset by increased sales of the OL 1000 and SpinaLogic in the quarter ended March 31, 2001, as compared to the same quarter last year.

GROSS PROFIT

Gross profits decreased from $17.7 million for the three months ended March 31, 2000 to $16.9 million for the three months ended March 31, 2001, a 4.5% decrease. Gross profits as a percentage of revenues was 77.8% for the quarter compared to 78.6% for the same period last year. The decline in the gross profit is primarily attributable to the loss of Hyalgan distribution revenue, which had no associated cost of goods expense. Gross profits for the CPM business was $10.6 million for the quarter ended March 31, 2001, compared to $11.8 million for the same period in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A")for the three months ended March 31, 2001 were $16.1 million, a decrease from $16.3 million for the three months ended March 31, 2000. Most operating expenses are not directly allocated between the Company's various lines of business. The decline in 2001 SG&A expenses is primarily attributed to reductions in marketing and other expenses compared to the same period in 2000 which were partially offset by an increase in commission expenses paid to a third-party distributor due to increased SpinaLogic sales.

RESEARCH AND DEVELOPMENT

Research and development expenses increased with expenses of $704,000 in the three-month period ended March 31, 2001 compared to $666,000 for the same period last year. This increase is primarily attributable to costs associated with the combined Phase I/II human clinical trials for Chrysalin.

OTHER INCOME AND EXPENSES

Other income, consisting primarily of interest income, increased from $85,000 to $129,000 for the three-month periods ended March 31, 2000 and 2001 respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2001 the Company had cash and cash equivalents of $9.8 million compared to $6.8 million as of December 31, 2000. Cash provided by operations amounted to $2.1 million for the three-month period ended March 31, 2001, compared to $1.2 million for the same period in the previous year. Cash provided from investing activities amounted to $900,000 compared to cash needed for investing activities of $294,000 for the same period last year. Cash provided by the sales of securities in the normal course of investment activities more than offset the purchase of fixed assets in the period ended March 31, 2001. Cash provided by financing activities amounted to $44,000 during the three-month period ended March 31, 2001 compared to cash used for financing of $125,000 for the same period last year. The Company has an available $10.0 million accounts receivable revolving line of credit with a bank.

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

On May 9, 2001, the Company announced it had signed an agreement to sell assets of the CPM business to another company (See Note 7). It is anticipated that the sale will have an affect on the collateral of the existing $10 million line of credit, and therefore the terms of the line of credit will be changed. While the final disposition of this sale and subsequent affects on the cash position of the Company have not been determined, the Company anticipates that its cash and short-term investments on hand, cash from operations, funds generated from the asset sale, and the funds available from the renegotiated line of credit will be sufficient to meet the Company's projected cash and working capital requirements for the next 12 months.

ITEM 3. MARKET RISKS.

The Company has no debt and no derivative instruments at March 31, 2001.

The Company has exposure to foreign exchange rates through its manufacturing subsidiary in Canada. The Company does not use foreign currency forward contracts or commodity contracts to limit this exposure. The Company is not currently vulnerable to a material extent to fluctuations in interest rates and commodity prices.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of results of operations and financial condition, statements of future economic performance, and general or specific statements of future expectations and beliefs. The matters covered by such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or implied by such forward-looking statements. Important factors which may cause actual results to differ include, but are not limited to, the following matters, which are discussed in more detail in the Company's Form 10-K for the 2000 fiscal year.

The Company has periodically discussed with third parties the possible acquisition or disposition of technology, product lines, and businesses in the orthopedic health care market. Additionally, the Company continues to evaluate strategies and alternatives that will position the Company to compete effectively in the future. Any change in future operating strategies of the Company could result in an adjustment to the carrying values of current recorded assets. In particular, upon closing the divestiture of the CPM business, the Company's balance sheet will reflect the loss of the sold assets (particularly in inventory and accounts receivable) and the corresponding increase in cash. In addition, the Company plans to record a $3 million to $5 million loss on the sale of the assets, as well as recognize a one-time charge of $7 million to $10 million to cover ongoing costs associated with the sale. If the closing occurs as planned in June, the charges and losses will appear in the second quarter financial statements. Further, the sale of the CPM business, which historically was one of the Company's core businesses, could have an effect in the long-term results of the operations as the Company concentrates its efforts on the sales of the OL 1000 (and related products) and SpinaLogic. The loss of product diversification and the CPM sales force will make the Company

To the extent that the Company presently enjoys perceived technological advantages over competitiors, technological innovation by present or future competitors many of whom are larger than the Company may erode the Company's position in the market. To sustain long-term growth, the Company must develop and introduce new products and expand applications of existing products, as it is currently doing with the human trials of Chrysalin; however, there can be no assurance that the Company will be able to do so or that the market or FDA regulators will accept any such new products or applications or will do so in a timely manner.

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

Although the company believes that existing securities litigation initiated against the Company is without merit and the Company has entered into a Memorandum of Understanding with the plaintiffs to settle the litigation. The settlement must still be approved by the class of plaintiffs and the court. Further, members of the class have the option to opt out of the settlement and pursue claims on their own. If the class or court rejects the settlement, the litigation could continue. An adverse outcome of such litigation could have a material adverse effect on the Company's business, financial condition and results of operation.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See "Note 4 - Litigation" of the Notes to the Condensed Consolidated Financial Statements above.

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

ORTHOLOGIC CORP.
(Registrant)


 Signature                            Title                         Date
 ---------                            -----                         ----


/s/ Thomas R. Trotter     President and Chief Executive          May 11, 2001
---------------------     Officer (Principal Executive
Thomas R. Trotter         Officer)



/s/ Terry D. Meier        Sr. Vice-President and Chief           May 11, 2001
---------------------     Financial Officer (Principal
Terry D. Meier            Financial and Accounting Officer)

                                OrthoLogic Corp.
                 Exhibit Index to Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended March 31, 2001

Exhibit No          Description                               Filed Herewith
----------          -----------                               --------------
  10-22        Employment Agreement effective As of
                 December 4, 2000 between The Company
                 and Shane Kelly                                     X

  10-23        Employment Agreement effective As of
                 January 2, 2001 between The Company
                 and Donna Lucchesi                                  X