Form 10-Q
period 2001-06-30
ORTHOLOGIC CORP
filed 2001-08-14
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-21214

                                ORTHOLOGIC CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                                          86-0585310
    (State of other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

1275 W. Washington Street, Tempe, Arizona                          85281
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

        31,463,664 shares of common stock outstanding as of July 31, 2001

                                ORTHOLOGIC CORP.
                                      INDEX

                                                                        Page No.
Part I    Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 2001 and December 31, 2000                          3

                  Condensed Consolidated Statements of Operations
                  and of Comprehensive Income Three months and
                  Six months ended June 30, 2001 and 2000                      4

                  Condensed Consolidated Statements of Cash Flows
                  Six months ended June 30, 2001 and 2000                      5

                  Notes to Condensed Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10

          Item 3. Quantitative and Qualitative Disclosure about
                  Market Risk                                                 12

Part II   Other Information

          Item 1. Legal Proceedings                                           14

          Item 4. Submission of Matters to Vote of Security Holders           14

          Item 6. Exhibits and Reports on Form 8-K                            14

PART I - Financial Information
Item 1.  Financial Statements

                                OrthoLogic Corp.
                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                       June 30,     December 31,
                                                         2001          2000
                                                       ---------     ---------
ASSET                                                 (Unaudited)

Cash and cash equivalents                              $  11,610     $   6,753
Short term investments                                     3,630         2,492
Accounts receivable, net                                  19,119        29,951
Inventory, net                                             2,530        10,007
Prepaids and other current assets                            994         1,019
Net assets of CPM business held for sale                  12,000            --
Deferred income tax                                        2,631         2,631
                                                       ---------     ---------
  Total current assets                                    52,514        52,853

Furniture, rental fleet and equipment                      8,162        28,891
Accumulated depreciation                                  (6,070)      (17,797)
                                                       ---------     ---------
  Furniture and equipment, net                             2,092        11,094

Investments                                                  750           750
Deposits and other assets                                    191           338
                                                       ---------     ---------
  Total assets                                         $  55,547     $  65,035
                                                       =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                       $   2,973     $   3,030
Accrued liabilities                                       11,746         6,767
                                                       ---------     ---------
  Total current liabilities                               14,719         9,797

Deferred rent and capital lease obligations                  141            88
                                                       ---------     ---------
  Total liabilities                                       14,860         9,885
                                                       ---------     ---------

SERIES B CONVERTIBLE PREFERRED STOCK                         600         3,240

STOCKHOLDERS' EQUITY

Common stock                                                  16            15
Additional paid-in capital                               135,067       132,332
Common stock to be used for legal settlement               2,969         2,969
Accumulated deficit                                      (97,965)      (83,183)
Other comprehensive loss                                      --          (223)
                                                       ---------     ---------
  Total stockholders' equity                              40,087        51,910
                                                       ---------     ---------

  Total liabilities and stockholders' equity           $  55,547     $  65,035
                                                       =========     =========

See notes to Condensed Consolidated Financial Statements

                                OrthoLogic Corp.
   Condensed Consolidated Statement of Operations and of Comprehensive Income
                      (in thousands, except per share data)
                                    Unaudited

                                              Three months ended June 30    Six months ended June 30,
                                              --------------------------    -------------------------
                                                   2001        2000             2001        2000
                                                 --------    --------         --------    --------
Revenues                                           22,094      22,540           43,776      45,031
Cost of Revenues                                    3,899       4,295            8,631       9,104
                                                 --------    --------         --------    --------

Gross Profit                                       18,195      18,245           35,145      35,927

Operating expenses
  Selling, general and administrative              17,087      17,188           33,190      33,503
  CPM divestiture and non-recurring charges        14,327          --           14,327          --
  Research and development                          1,957         548            2,661       1,214
                                                 --------    --------         --------    --------
      Total operating expenses                     33,371      17,736           50,178      34,717

Operating income (loss)                           (15,176)        509          (15,033)      1,210

Other income                                          130         101              259         186
                                                 --------    --------         --------    --------
Income (loss) before income taxes                 (15,046)        610          (14,774)      1,396

Provision for income taxes                            (60)         61                8         151
                                                 --------    --------         --------    --------
Net Income (loss)                                $(14,986)   $    549         $(14,782)   $  1,245
                                                 ========    ========         ========    ========
BASIC EARNINGS PER SHARE
Net income (loss) per common share               $  (0.48)   $   0.02         $  (0.47)   $   0.04
                                                 --------    --------         --------    --------
Weighted average number of
  common share outstanding                         31,444      29,962           31,293      29,511
                                                 --------    --------         --------    --------
DILUTED EARNINGS PER SHARE
Net income (loss) per common
  and equivalent share                           $  (0.48)   $   0.02         $  (0.47)   $   0.04
                                                 --------    --------         --------    --------

Weighted  shares outstanding                       31,444      31,057           31,293      30,849
                                                 --------    --------         --------    --------

Consolidated Statement of Comprehensive Income

Net income applicable to common shareholders     $(14,986)   $    549         $(14,782)   $  1,245
                                                 --------    --------         --------    --------
Foreign translation adjustment                        236         (61)             223         (74)
                                                 --------    --------         --------    --------
Comprehensive income (loss) applicable
  to common shareholders                         $(14,750)   $    488         $(14,559)   $  1,171
                                                 ========    ========         ========    ========

See notes to Condensed Consolidated Financial Statements.

                                OrthoLogic Corp.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                        Six months ended June 30
                                                        ------------------------
                                                            2001         2000
                                                          --------     --------
OPERATING ACTIVITIES

Net income (loss)                                         $(14,782)    $  1,245
Non-cash items:
Depreciation and amortization                                  586        2,741
Loss on sale of assets and non-recurring charges            14,327            0

Net change on other operating items:
Accounts receivable                                          2,970         (418)
Inventory                                                    1,195         (188)
Prepaids and other current assets                             (385)        (247)
Deposits and other assets                                      147          104
Accounts payable                                             1,355           75
Accrued liabilities                                            822         (327)
                                                          --------     --------
Cash flows provided by (used in) operating activities        6,235        2,985
                                                          --------     --------

INVESTING ACTIVITIES

Sale (Purchase) of fixed assets, net                          (612)      (1,103)
Sales (Purchases) of short-term investments                 (1,138)         250
                                                          --------     --------
Cash flows used in investing activities                     (1,750)        (853)
                                                          --------     --------

FINANCING ACTIVITIES

Payments on capital leases                                      53          (24)
Foreign exchange                                               223          (74)
Net proceeds from stock option exercises                        96          185
                                                          --------     --------
Cash flows provided by financing activities                    372           87
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         4,857        2,219


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               6,753        6,023
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 11,610     $  8,242
                                                          ========     ========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                $     47     $     77
  Cash paid during the period for income taxes                  --            1

See notes to Condensed Consolidated Financial Statements

                                ORTHOLOGIC CORP.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

     The Condensed Consolidated Balance Sheet as of June 30, 2001 and the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 are unaudited. However, in the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the Company's financial position, results of operations, and cash flows, including adjustments to write-down the carrying value of net assets of the CPM business held for sale to the fair value less costs to sell and accrue for costs of exiting the CPM business (See Note 3). The results of operations for the interim periods are not indicative of the results to be expected for the complete fiscal year primarily because the Company exited the CPM business in July 2001, and the CPM business accounted for approximately two-thirds of the Company's revenues . The Balance Sheet as of December 31, 2000 is derived from the Company's audited financial statements included in the 2000 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

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

     The Company's sales force began to promote Hyalgan in the third quarter of 1997. Fee revenue of $9.3, $8.3, and $8.7 million was recognized during 2000, 1999, and 1998 respectively. In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Agreement. The Company has returned the rights to sell Hyalgan back to Sanofi. The Company received $4 million cash during the fourth quarter of 2000 and the first quarter of 2001 for the return of the rights and successful transition of the business back to Sanofi, and will receive continuing royalties for the next two years. Of the $4 million cash received, $1 million was received in the quarter ended March 31, 2001. Royalty revenues for Hyalgan were $578,000 in the quarter ended June 30, 2001 compared to Hyalgan sales revenues of $2.3 million in the same period in 2000.

3.   LOSS OF CPM BUSINESS AND OTHER NON-RECURRING CHARGES

     On July 13, 2001, the Company announced the sale of its Continuous Passive Motion ("CPM") business. In early July 2001, the company received $12.0 million in cash, with the purchaser assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that had been recorded in the Company's financial statements at a carrying value of approximately $20.7 million. The Company recorded a $6.9 million charge in the accompanying 2001 second quarter financial statements to write down the sold CPM assets to their fair value, less direct costs of selling the assets, with such costs totalling approximately $757,000. The Company may receive up to an additional $2.5 million of cash if certain objectives are achieved by the purchaser of the business. Because there is no reasonable basis for estimating the degree of certainty that these objectives will be reached, the additional contingent consideration has not and will not be recorded in the accompanying financial statements until the cash is actually received by the Company.

     The Company retained all the billed account receivable related to the CPM business, with a net carrying value of approximately $10.8 million. (Net of a $5.2 million allowance for doubtful accounts). The collection staff and supervisor previously responsible for the collection of these receivables are part of the employee team hired by the purchaser of the CPM business. Company management believes that there will initially be some negative effect to the efficiency of the collection team as the Company hires contractors to replace the previous collection personnel. As a result, a charge of $2.8 million has been included in the "CPM divestiture and non-recurring charges" total in the accompanying 2001 Statement of Operations. Actual collection results could differ materially from these estimates. Any difference between estimated reimbursement and final determinations will be reflected in the period finalized.

     In connection with exiting the CPM business, in June 2001, the Company notified approximately 331 of the Company's 505 employees that their positions would be eliminated. The accompanying Statement of Operations includes a charge of approximately $3.3 million included in "CPM divestiture and non-recurring charges" for severance and stay-on bonuses that will be paid to individuals during the next year. The Company also recorded additional exit charges of approximately $1.4 million for various costs relating to the CPM divestiture.

A summary of the severance and other reserve balances at June 30, 2001 are as follows:

                                    Total      Applied       Cash       Reserve
                                   Charges    to Assets      Paid      @ 6/30/01
                                   -------    ---------     ------     ---------
Severance and stay-on bonus         $3,300          0       $ (177)      $3,123

Other exit costs                     1,387     $ (245)           0        1,142
                                    ------     ------       ------       ------
Total non-recurring charges         $4,687     $ (245)      $ (177)      $4,265
                                    ======     ======       ======       ======

     As noted above, the CPM business and related assets were sold in early July 2001. Subsequent to the sale, the Company is no longer in the CPM business. The revenues and cost of revenues attributable to the CPM business were:

                                               Three months ended June 30,
                                               ---------------------------
                                                  2001            2000
                                                 -------         -------
     Revenues                                    $13,963         $15,059
     Cost of revenues                              2,497           3,352
                                                 -------         -------
     Gross profit                                $11,466         $11,707
                                                 =======         =======

                                                Six months ended June 30,
                                                -------------------------
                                                 2001             2000
                                                -------          -------
     Revenues                                   $28,015          $30,674
     Cost of revenues                             5,943            7,147
                                                -------          -------
     Gross profit                               $22,072          $23,527
                                                =======          =======

     Most operating expenses were not directly allocated between the Company's various lines of business. Cash requirements for the severance and exit costs are currently estimated to be funded from the Company's current cash balances.

4.   LICENSING AGREEMENT FOR CHRYSALIN

     The Company announced in January 1998 that it had acquired a minority interest in a Biotech firm, Chrysalis Bio Technology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a nine-month worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed an extensive pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its options to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain milestone payments to Chrysalis by the Company. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. An additional fee of $750,000 for the initial license was expensed in the third quarter of 1998 and the Agreement was extended to January 1999. In January 1999, the Company exercised its option to license the U.S. development, marketing and distribution rights of Chrysalin, for fracture indications. As part of the license agreement, and in conjunction to the U.S. Food and Drug Administration (the "FDA") clearance to begin human clinical trials, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. The Company is preparing to file an application for a Phase III human clinical trial. In July 2000, the Company paid $2 million to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide. In July 2001, the Company paid $1 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications - including cartilage, tendon, and ligament repair. In addition, the agreement calls for the Company to pay certain other milestone payments and royalty fees, bases upon products developed and achievement of commercial services. Except for the $750,000 minority equity interest, all payments made to Chrysalis have been expensed as research and development expenses.

5.   Litigation

     During 1996, certain class action lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-6 promulgated thereunder and to other defendants Section 20(a) of the Exchange Act.

     Plaintiffs in these actions alleged generally that information concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OrthoLogic 1000 Bone Growth Stimulator, and the matters set forth therein, were material and undisclosed, leading to an artificially inflated stock price Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts in order to make the statement not misleading. Plaintiffs further alleged that once the FDA letter became known a material decline in the stock price of the Company occurred, causing damage to the plaintiffs. All plaintiffs sought class action status, unspecified compensatory damages, fees and costs. Plaintiffs also sought extraordinary, equitable and/or injunctive relief as permitted by law. The actions were consolidated for all purposes in the United States District Court for the District of Arizona. On March 31,1999, the judge in the consolidated case before the United States District Court granted the Company Motion to Dismiss and entered an order dismissing all claims in the suite against the Company and two individual officers/directors. The Judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants. On December 21, 1999, the District Court granted plaintiffs' motion for class certification to include purchasers of common stock between June 4 through June 18, 1996, inclusive.

     On or about June 20, 1996, a lawsuit entitled Norman Cooper, et. al. v. OrthoLogic, Corp., et. al, and Case No. CV 96-10799 was filed in the Superior Court, Maricopa County, and Arizona. The plaintiffs allege violations of Arizona Revised Statutes Sections 44-1991 (state securities fraud) and 44-1522 (consumer fraud) and common-law fraud based upon factual allegations substantially similar to those alleged in the federal court class action complaints. Plaintiffs' sought class action status, unspecified compensatory and punitive damages, fees and costs. Plaintiffs also sought injunction and/ or equitable relief. The Company filed a Motion to Dismiss the Complaint in the Arizona State Court in May 1999. The Court denied the motion in July 1999, and granted the plaintiffs' motion for the class certification on November 24, 1999.

     In October 2000, the Company announced that it had entered a Memorandum of Understanding regarding settlement of the remaining class action claims and the Norman Cooper lawsuits. The settlement consists of $1 million in cash and one million shares of newly issued OrthoLogic Common Stock valued at $2,969,00.

     A significant portion of the cash payment was funded from its directors' and officers' liability insurance policy. The Company recorded a $3.6 million charge, including legal expense for settlement of the litigation. The settlement is subject to approval by the lead plaintiffs and defendants; the preparation, exertion and filing of the formal Stipulation of Settlement; notice to the settlement members; and final approval of the settlement by the courts at a hearing.

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

     At June 30, 2001, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business. The costs associated with defending the above allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying Financial Statements. In management's opinion, the ultimate resolution of the above legal proceedings will not have a material effect on the financial position of the Company.

6.   LINE OF CREDIT

     Prior to the CPM divestiture, the Company had available a $10.0 million account receivable revolving line of credit with a lending institution. The Company is currently negotiating with the bank regarding a revised lower credit facility amount. The Company may borrow up to 75% of the eligible account receivable, as defined in the agreement. The interest rate is at prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are
(1) tangible net worth of not less than $43 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than
0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million during any fiscal year. The Company has not utilized this line of credit.

7.   SERIES B CONVERTIBLE PREFERRED STOCK

     As of June 30, 2001 14,400 shares of series B Convertible Preferred Stock had been converted into 5,746,584 Shares of Common Stock.

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

RESULTS OF OPERATIONS

     For the quarter ended June 30, 2001, the Company reported a net loss of $15 million or $0.48 cents per diluted share, on sales of $22.1 million compared with a net profit of $549,000, or $0.02 cents per diluted share, on sales of $22.5, million for the second quarter of 2000. Excluding the one-time costs of $14.3 million associated with the sale of OrthoLogic's CPM business, and the $1.0 million charge for the license extension for Chrysalin, the Company would have earned $341,000, or $0.01 per diluted share, for the second quarter of 2001.

     For the six months ended June 30, 2001, the Company reported a net loss of $14.8 million, or $0.47 per diluted share, on sales of $43.8 million compared with the net profit of $1.2 million, or $0.04 per diluted share, on sales of $45.0 million for the six months of 2000. Excluding the one-time costs associated with the sale of the CPM business and the charge for the license extension for Chrysalin, the Company would have earned $545,000, or $0.02 per diluted share, for the first six months of 2001.

REVENUES

     The Company reported revenues of $22.1 million for the second quarter of 2001 representing a 1.8% decrease from revenues of $22.5 million for the same quarter of 2000. The Company's revenues decrease 2.6% to $43.8 million for the six months ended June 30, 2001 from $45 million for the six months ended June 30, 2000. The decline in sales was primarily attributable to the loss of sales due to the termination of Company's distribution of Hyalgan and a decline in revenue from the sale of the Continuous Passive Motion ("CPM") products. Revenue from the CPM products declined 6.6% from $15.0 million for the three months ended June 30, 2000 to $14.0 million for the same period in 2001. Revenue for the CPM products declined 8.8% from $30.7 million for the six months ended June 30, 2000 to $28.0 million for the same period in 2001. This decrease was off set by increased sales of the fracture healing and spine products which increased 47% from $5.1 million for the three months ended June 30, 2000 to $7.5 million for the same period in 2001. The fracture healing and spine product sales increased 41% from $10.3 million for the six months ended June 30, 2000 to $14.5 million for the same period in 2001.

     As noted above, the CPM business and related assets were sold in early July 2001. Subsequent to the sale, the Company is no longer in the CPM business. The revenues and cost of revenues attributable to the CPM business were:

                                               Three months ended June 30,
                                               ---------------------------
                                                  2001            2000
                                                 -------         -------
     Revenues                                    $13,963         $15,059
     Cost of revenues                              2,497           3,352
                                                 -------         -------
     Gross profit                                $11,466         $11,707
                                                 =======         =======

                                                Six months ended June 30,
                                                -------------------------
                                                 2001             2000
                                                -------          -------
     Revenues                                   $28,015          $30,674
     Cost of revenues                             5,943            7,147
                                                -------          -------
     Gross profit                               $22,072          $23,527
                                                =======          =======

GROSS PROFIT

     Gross profits decreased from $18.2 million for the three months ended June 30, 2000 to $18.1 million for the three months ended June 30, 2001, a 0.5% decrease. Gross profits, as a percentage of revenues was 82.3% for the quarter compared to 80.9% for the same period last year. For the six months ended June 30, 2001, gross profits was $35.1 million as compared to $35.9 million for the six months ended June 30, 2000. Gross profits as a percentage of revenues were 79.8% for the six-month period ended June 30, 2000 and increased to 80.3% for the same period in 2001. Gross profits improved due to increased sales of the Company's higher margin products: the OL-1000 and SpinaLogic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2001 were $17.1 million, a decrease from $17.2 million for the three months ended June 30, 2000. SGA expenses for the six months ended June 30, 2001 were $33.2 million, an increase from $33.5 million for the six months ended June 30, 2000.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses increased to $1.9, million in the three-month period ended June 30, 2001 compared to $548,000 for the same period last year. R&D expenses for the six months ended June 30, 2000 totaled 2.7 million, an increase from the $1.2 million for the six months ended June 30, 2000. The increase reflects expenses associated with the Chrysalin clinical trials and the $1 million payment to Chrysalis to extend the Company's worldwide license for soft tissue indications for Chrysalin.

OTHER INCOME AND EXPENSES

     Other income, consisting primarily of interest income, increased from $101,000 to $130,000 for the three-month periods ended June 30, 2001 and 2000 respectively. For six-month period ended June 30, 2001, other income increased to 259,000 from $186,000 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2001 the Company had cash and equivalents of $15.2 million compared to $9.2 million as of December 31, 2000. Prior to the CPM divestiture, the Company had an available $10.0 million accounts receivable revolving line of credit with a bank. The Company is negotiating with the bank regarding a revised, lower credit facility amount. Subsequent to June 30, 2001 the Company received a cash payment of $12 million in conjunction with the CPM divestiture.

     The Company anticipates that its cash and short-term investments on hand, cash from operations and the funds available from the line of credit will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. There can be no assurances, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, and collect amounts due from third party payers. Additional funds may be required if the Company is not successful in any of these areas. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional fund's through equity or debt financing, or from other sources of financing, as may be required. Cash requirements to fund the severance and costs of exiting the CPM businesses are currently estimated to be funded from the Company's current cash balances.

Item 3. Market Risks

     The Company has no debt and no derivative instruments at June 30, 2001.

     The Company has very limited exposure to foreign exchange rates at June 30, 2001.

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

     The Company has recently sold its CPM division in the United States and Canada. There will be costs to the Company associated with the smooth transition of this business and the related employees to the buyer. Some of these costs will be directly monetary; others will involve the costs associated with the time and effort of the Company's executives involved in the transition and the time it takes to reposition the Company's direction after the sale. In addition, the Company will be moving portions or its operations within its current principal office to make room to sublet space to the buyers of the CPM business. Although the Company does not expect these transition costs to have a materially adverse effect on the Company, there can be no assurance how long the transition will take and what the total cost will be.

     To the extent that the Company presently enjoys perceived technological advantages over competitors, technological innovation by present or future competitors many of whom are larger than the Company may erode the Company's position in the market. To sustain long-term growth, the Company must develop and introduce new products and expand applications of existing products, as it is currently doing with the human trials of Chrysalin; however, there can be no assurance that the Company will be able to do so or that the market or FDA regulators will accept any such new products or applications or will do so in a timely manner.

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

Part II - Other information
Item 1. Legal Proceedings

See "Note 4 - Litigation" of the Notes to the Condensed Consolidated Financial Statements above.

Item 4. Submission of Matters to Vote of Security Holders

The annual meeting of the stockholders of the Company was help on May 18, 2001 to vote on: the election of Class I Directors (Proposal 1); an amendment to the Company's 1997 Stock Option Plan (Proposal 2) ; and the ratification of Deloitte & Touche LLP as independent accountant for the fiscal year ending December 31, 2000 (Proposal 3). The results are as follow:

                                                                         Broker
                                   For        Against      Abstain     Non-Votes
                                ----------   ---------    ---------    ---------
Proposal 1
  Frederich J. Feldman, Ph.D.   29,735,864     365,850    1,252,996        0
  Thomas R. Trotter             28,496,768   1,604,946    1,252,996        0
Proposal 2                      28,518,779   1,536,775       46,160        0
Proposal 3                      29,833,522     233,474       34,718        0

A more detailed discussion of each proposal is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

The Company's directors continuing in office are John Holliman III, Augustus A. White III, M.D., Stuart H. Altman, Ph.D., and Elwood D. Howse, Jr.

Item 6. Exhibits and Reports

     (a)  Exhibit Index

          None

     (b)  Reports on Form 8-K

          Form 8-K filed July 26, 2001 announcing an Item 2 disposition of assets.

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


ORTHOLOGIC CORP.
(Registrant)


Signature                                Title                        Date
---------                                -----                        ----

/s/ Thomas R. Trotter            President and Chief             August 13, 2001
-----------------------------    Executive Officer
Thomas R. Trotter                (Principal Executive Officer)


/s/ Sherry A. Sturman            Vice-President and Chief        August 13, 2001
-----------------------------    Financial Officer
Sherry A. Sturman                (Principal Financial
                                 and Accounting Officer)

                                OrthoLogic Corp.
                 Exhibit Index to Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended March 31, 2001


                                            Incorporated by             Filed
Exhibit No             Description           Reference to:             Herewith
----------             -----------          ---------------            --------
None