Form 10-Q
period 2001-09-30
ORTHOLOGIC CORP
filed 2001-11-13
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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


                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      31,831,980 shares of common stock outstanding as of October 31, 2001

                                ORTHOLOGIC CORP.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I -- Financial Information

        Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
        September 30, 2001 and December 31, 2000                               3

        Condensed Consolidated Statements of Operations and of
        Comprehensive Income for the Three months and Nine months
        ended September 30, 2001 and 2000                                      4

        Condensed Consolidated Statements of Cash Flows for the Nine
        months ended September 30, 2001 and 2000                               5

        Notes to the Condensed Consolidated Financial Statements               6

        Item 2. Management's Discussion and Analysis of the Financial
                Condition and Results of Operations                           11

        Item 3. Quantitative and Qualitative Disclosure about Market Risk     13

Part II -- Other Information

        Item 1. Legal Proceedings                                             14

        Item 6. Exhibits and Reports on Form 8-K                              14

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ORTHOLOGIC CORP.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                   September 30, 2001     December 31, 2000
                                                   ------------------     -----------------
                                                      (Unaudited)
ASSET
Cash and cash equivalents                               $  12,872             $   6,753
Short term investments                                     15,055                 2,492
Accounts receivable, net                                   11,371                29,951
Inventory, net                                              2,303                10,007
Prepaids and other current assets                             824                 1,019
Deferred income tax                                         2,631                 2,631
                                                        ---------             ---------
   Total current assets                                    45,056                52,853

Furniture, rental fleet and equipment                       8,332                28,891
Accumulated depreciation                                   (6,282)              (17,797)
                                                        ---------             ---------
    Furniture, rental fleet and equipment, net              2,050                11,094

Investments                                                   750                   750
Deposits and other assets                                     178                   338
                                                        ---------             ---------
  Total assets                                          $  48,034             $  65,035
                                                        =========             =========

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                        $     721             $   3,030
Accrued liabilities                                         5,810                 6,767
                                                        ---------             ---------
    Total current liabilities                               6,531                 9,797

Deferred rent and capital lease obligations                   176                    88
                                                        ---------             ---------
   Total liabilities                                        6,707                 9,885
                                                        ---------             ---------

SERIES B CONVERTIBLE PREFERRED STOCK                          600                 3,240

STOCKHOLDERS' EQUITY

Common stock                                                   16                    15
Additional paid-in capital                                135,101               132,332
Common stock to be used for legal settlement                2,969                 2,969
Accumulated deficit                                       (97,359)              (83,183)
Other comprehensive loss                                       --                  (223)
                                                        ---------             ---------
   Total stockholders' equity                              40,727                51,910
                                                        ---------             ---------

    Total liabilities and stockholders' equity          $  48,034             $  65,035
                                                        =========             =========

            See Notes to Condensed Consolidated Financial Statements

                                ORTHOLOGIC CORP.
   Condensed Consolidated Statements of Operations and of Comprehensive Income
                      (in thousands, except per share data)
                                   (Unaudited)

                                                     Three months ended             Nine months ended
                                                        September 30,                  September 30,
                                                   -----------------------        ----------------------
                                                     2001           2000            2001          2000
                                                   --------       --------        --------      --------
Revenues                                              9,553         21,011          53,330        66,041
Cost of Revenues                                      1,254          4,302           9,885        13,406
                                                   --------       --------        --------      --------
Gross Profit                                          8,299         16,709          43,445        52,635

Operating expenses
  Selling, general and administrative                 7,430         16,943          40,621        50,446
  CPM divestiture and non-recurring charges                             --          14,327            --
  Legal settlement                                                   3,552                         3,552
  Research and development                              486          2,645           3,147         3,859
                                                   --------       --------        --------      --------
      Total operating expenses                        7,916         23,140          58,095        57,857

Operating income (loss)                                 383         (6,431)        (14,650)       (5,222)

Other income                                            223            112             482           298
                                                   --------       --------        --------      --------
Income (loss) before income taxes                       606         (6,319)        (14,168)       (4,924)

Provision (benefit) for income taxes                     --           (112)              8            39

Net income (loss)                                  $    606       $ (6,207)       $(14,176)     $ (4,963)
                                                   ========       ========        ========      ========

BASIC EARNINGS PER SHARE
Net income (loss) per common Share                 $   0.02       $  (0.21)       $  (0.45)     $  (0.17)
                                                   --------       --------        --------      --------
Weighted average number of Common
  share outstanding                                  31,467         30,163          31,352        29,730
                                                   --------       --------        --------      --------
DILUTED EARNINGS PER SHARE
Net income (loss) per common
  and equivalent share                             $   0.02       $  (0.21)       $  (0.45)     $  (0.17)
                                                   --------       --------        --------      --------
Weighted  shares outstanding                         31,942         30,163          31,352        29,730
                                                   --------       --------        --------      --------
Consolidated Statement of Comprehensive Income

Net income (loss)                                  $    606       $ (6,207)       $(14,176)     $ (4,963)
                                                   --------       --------        --------      --------
Foreign translation adjustment                                          53             223           (21)
                                                   --------       --------        --------      --------

Comprehensive income (loss)                        $    606       $ (6,154)       $(13,953)     $ (4,984)
                                                   ========       ========        ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                        Nine months ended
                                                           September 30,
                                                       --------------------
                                                         2001        2000
                                                       --------    --------
OPERATING ACTIVITIES

Net loss                                               $(14,176)   $ (4,963)
Non-cash items:
Depreciation and amortization                               798       4,275
Common stock to be used for legal settlement                          2,969
Loss on sale of CPM assets and non-recurring charges     14,327           0

Net change on other operating items:
Accounts receivable                                      10,719         849
Inventory                                                 1,422      (1,020)
Prepaids and other current assets                          (215)        153
Deposits and other assets                                   160          93
Accounts payable                                           (897)        976
Accrued liabilities                                      (5,114)       (978)
                                                       --------    --------
Cash flows provided by operating activities               7,024       2,354
                                                       --------    --------

INVESTING ACTIVITIES

Purchase of fixed assets, net                              (783)     (1,619)
Proceeds from sale of CPM assets                         12,000
Sales (purchases) of short-term investments             (12,563)        250
                                                       --------    --------
Cash flows used in investing activities                  (1,346)     (1,369)
                                                       --------    --------

FINANCING ACTIVITIES

Payments on capital leases                                   88         (42)
Proceeds from stock option exercises and other              353         166
                                                       --------    --------
Cash flows provided by financing activities                 441         124
                                                       --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 6,119       1,109

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            6,753       6,023
                                                       --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 12,872    $  7,132

Supplemental disclosure of cash flow information
   Cash paid during the period for interest            $     70    $    100
   Cash paid during the period for income taxes        $      0    $    (32)

            See Notes to Condensed Consolidated Financial Statements

                                ORTHOLOGIC CORP.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

     The Condensed Consolidated Balance Sheet as of September 30, 2001 and the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 are unaudited. However, in the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the Company's financial position, results of operations, and cash flows, including adjustments to accrue for costs of exiting the CPM business (See Note 3). The results of operations for the interim periods are not indicative of the results to be expected for the complete fiscal year primarily because the Company exited the CPM business in July 2001, and the CPM business accounted for approximately two-thirds of the Company's revenues . The Balance Sheet as of December 31, 2000 is derived from the Company's audited financial statements included in the 2000 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

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

     The Company's sales force began to promote Hyalgan in the third quarter of 1997. Fee revenue of $9.3, $8.3, and $8.7 million was recognized during 2000, 1999, and 1998 respectively. In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Agreement. The Company returned the rights to sell Hyalgan back to Sanofi. The Company received $4.0 million cash during the fourth quarter of 2000 and the first quarter of 2001 for the return of the rights and successful transition of the business back to Sanofi, and will receive continuing royalties for the next two years. Of the $4.0 million cash received, $1.0 million was received in the quarter ended March 31, 2001. Royalty revenues for Hyalgan were $972,000 in the quarter ended September 30, 2001 compared to Hyalgan sales revenues of $2.2 million in the same period in 2000.

3.   LOSS ON SALE OF ASSETS AND OTHER NON-RECURRING CHARGES

     On July 13, 2001, the Company announced the sale of its Continuous Passive Motion ("CPM") business. In early July 2001, the Company received $12.0 million in cash, with the purchaser assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that had been recorded in the Company's financial statements at a carrying value of approximately $20.7 million. The Company recorded a $6.9 million charge in the 2001 second quarter financial statements to write down the sold CPM assets to their fair value, less the direct costs of selling the assets. The Company may receive up to an additional $2.5 million of cash if certain objectives are achieved by the purchaser of the business. Because there is no reasonable basis for estimating the degree of certainty that these objectives will be reached, the additional contingent consideration has not and will not be recorded in the accompanying financial statements until the cash is actually received by the Company.

     The Company retained all the billed account receivable related to the CPM business, with a net carrying value of approximately $10.8 million. (Net of a $5.2 million allowance for doubtful accounts). The collection staff and supervisor previously responsible for the collection of these receivables are part of the employee team hired by the purchaser of the CPM business. Company management believes that there may be some negative effect to the efficiency of the collection team as the Company has hired contractors to replace the previous collection personnel. As a result, a charge of $2.8 million was included in "CPM divestiture and non-recurring charges" in the accompanying 2001 Statement of Operations. Actual collection results could differ materially from these estimates. Any difference between estimated reimbursement and final determinations will be reflected in the period finalized.

     In connection with the sale of the CPM business, in June 2001 the Company notified approximately 331 of the Company's 505 employees that their positions were eliminated. The accompanying Statement of Operations includes a charge of approximately $3.3 million included in "CPM divestiture and non-recurring charges" for severance and stay-on bonuses that will be paid to individuals during the next year. The Company also recorded additional exit charges of approximately $1.4 million for various costs relating to the CPM divestiture.

     A summary of the severance and other reserve balances at September 30, 2001 are as follows:

                                 Total    Amount Charged    Cash      Reserves
                                Charges   Against Assets    Paid     @ 9/30/01
                                -------   --------------   -------   ---------
Severance and stay-on bonus     $ 3,300            0       ($2,058)   $ 1,242
Other exit costs                  1,387      ($  245)         (963)       179
                                -------      -------       -------    -------
Total non-recurring charges     $ 4,687      ($  245)      ($3,021)   $ 1,421

     As noted above, the CPM business and related assets were sold in early July 2001. Subsequent to the sale, the Company is no longer in the CPM business. The revenues and cost of revenues attributable to the CPM business were:

                              Three months ended September 30,
                              --------------------------------
                                    2001             2000
                                  -------          -------
     Revenues                     $   845          $14,078
     Cost of revenues                (134)           3,371
                                  -------          -------
     Gross profit                 $   979          $10,707

                               Nine months ended September 30,
                              --------------------------------
                                    2001             2000
                                  -------          -------
     Revenues                     $28,860          $44,752
     Cost of revenues               5,809           10,518
                                  -------          -------
     Gross profit                 $23,051          $34,234

     Most operating expenses were not directly allocated between the Company's various lines of business. Cash requirements for the severance and exit costs are currently estimated to be funded from the Company's current cash balances.

4.   LICENSING AGREEMENT FOR CHRYSALIN

     The Company announced in January 1998 that it had acquired a minority interest in a Biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a nine-month, worldwide, exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process. The Company has completed pre-clinical safety and efficacy profile of the product. In pre-clinical animal studies, Chrysalin was shown to double the rate of fracture healing with a single injection into the fresh fracture gap. The Company's agreement with Chrysalis contains provisions for the Company to continue to expand its options to license Chrysalin, contingent upon regulatory approvals, successful pre-clinical trials, and certain milestone payments to Chrysalis by the Company. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. A fee of $750,000 for the initial license was expensed in the third quarter of 1998 and the license agreement was extended to January 1999. In January 1999, the Company exercised its option to license the U.S. development, marketing and distribution rights of Chrysalin for fracture indications. As part of the license agreement, and in conjunction to the U.S. Food and Drug Administration (the "FDA") clearance to begin human clinical trials, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. The Company is preparing to file an application for a Phase III human clinical trial. In July 2000, the Company paid $2.0 million to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide. In July 2001, the Company paid $1.0 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications, including cartilage, tendon, and ligament repair. In addition, the agreement calls for the Company to pay certain other milestone payments and royalty fees, based upon products developed and achievement of commercial services. Except for the $750,000 minority equity interest, all payments made to Chrysalis have been expensed as research and development expenses.

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

     On or about June 20, 1996, a lawsuit entitled Norman Cooper, et. al. v. OrthoLogic, Corp., et. al, and Case No. CV 96-10799 was filed in the Superior Court, Maricopa County, Arizona. The plaintiffs allege violations of Arizona Revised Statutes sections 44-1991 (state securities fraud) and 44-1522 (consumer fraud) and common law fraud based upon factual allegations substantially similar to those alleged in the federal court class action complaints. Plaintiffs' sought class action status, unspecified compensatory and punitive damages, fees and costs. Plaintiffs also sought injunction and or equitable relief. The court granted the plaintiffs' motion for the class certification on November 24, 1999.

     In October 2000, the Company announced that it had entered a Memorandum of Understanding regarding settlement of the remaining class action claims and the Norman Cooper lawsuits. The settlement consists of $1.0 million in cash and one million shares of newly issued OrthoLogic common stock valued at $2,969,00. The settlement was approved and the Norman Cooper lawsuits dismissed with prejudice by the Arizona Supreme Court on August 13, 2001. Subsequently, the parties submitted a request for dismissal of the federal class action suit which was granted. The federal class action suit was dismissed with prejudice.

     A significant portion of the cash payment was funded from the Company's directors' and officers' liability insurance policy. The Company recorded a $3.6 million charge, including legal expenses, for settlement of the litigation.

     Management believes the settlement is in the best interests of the Company and its shareholders as it frees the Company from the cost and significant distraction of the ongoing litigation. The settlement does not constitute, and should not be construed as, an admission that the defendants have any liability or acted wrongfully in any way with respect to the plaintiffs or any other person.

     At September 30, 2001, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business. The costs associated with defending the above allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying Financial Statements. In management's opinion, the ultimate resolution of the above legal proceedings will not have a material effect on the financial position of the Company.

6.   LINE OF CREDIT

     The Company reduced its revolving line of credit with a lending institution from $10 million to $4 million after completing the sale of the CPM business. The Company may borrow up to 75% of the eligible account receivable, as defined in the agreement. The interest rate is at prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less than $30 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million during any fiscal year. The Company has not utilized this line of credit.

7.   SERIES B CONVERTIBLE PREFERRED STOCK

     As of September 30, 2001, 14,400 shares of Series B Convertible Preferred Stock had been converted into 5,746,584 Shares of common stock.

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

RESULTS OF OPERATIONS

     For the quarter ended September 30, 2001, the Company reported a net profit of $606,000, or $0.02 cents per diluted share, on sales of $9.6 million compared with a net loss of $6.2 million, or ($0.21) cents per diluted share, on sales of $21.0 million for the third quarter of 2000. Revenues for the third quarter of 2000 included a full quarter of sales from the Continuous Passive Motion ("CPM") business, which was sold July 2001. Financial results from the third quarter of 2000 included a research and development charge of $2.0 million for an extended license for Chrysalin.

     For the first nine months ended September 30, 2001, the Company reported a net loss of $14.2 million, or ($0.45) per diluted share, on sales of $53.3 million compared with the net loss of $5.0 million, or ($0.17) per diluted share, on sales of $66.0 million for the first nine months of 2000. The loss for the first nine months of 2001 included $14.3 million in costs associated with the sale of the CPM business as well as a $1.0 million research and development charge to obtain certain additional rights for Chrysalis.

REVENUES

     The Company reported revenues of $9.6 million for the third quarter of 2001 representing a 55% decrease from revenues of $21.0 million for the same quarter of 2000. The Company's revenues decreased 19% to $53.3 million for the nine months ended September 30, 2001 from $66.0 million for the nine months ended September 30, 2000. The decline in sales was primarily attributable to the loss of sales due to the termination of Company's distribution of Hyalgan and the sale of the CPM business. This decrease was partially off set by increased sales of the OL1000 and sales of SpinaLogic for the three months ended September 30, 2001 over the same period in 2000.

     As noted above, the CPM business and related assets were sold in early July 2001. Subsequent to the sale, the Company is no longer in the CPM business. The revenues and cost of revenues attributable to the CPM business were:

                              Three months ended September 30,
                              --------------------------------
                                    2001             2000
                                  -------          -------
     Revenues                     $   845          $14,078
     Cost of revenues                (134)           3,371
                                  -------          -------
     Gross profit                 $   979          $10,707


                              Nine months ended September 30,
                              --------------------------------
                                    2001             2000
                                  -------          -------
     Revenues                     $28,860          $44,752
     Cost of revenues               5,809           10,518
                                  -------          -------
     Gross profit                 $23,051          $34,234

GROSS PROFIT

     Gross profit decreased from $16.7 million for the three months ended September 30, 2000 to $8.3 million for the three months ended September 30, 2001. Gross profit, as a percentage of revenues was 86.9% for the quarter compared to 79.5% for the same period last year. For the nine months ended September 30, 2001, gross profit was $43.4 million as compared to $52.6 million for the nine months ended September 30, 2000. Gross profit as a percentage of revenues were 79.7% for the nine-month period ended September 30, 2000 and increased to 81.5% for the same period in 2001. Gross profit percentages improved due to increased sales of the Company's higher margin products, the OL-1000 and SpinaLogic, and the sale of the CPM business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 were $7.4 million, a decrease from $20.5 million for the three months ended September 30, 2000. SG&A expenses for the nine months ended September 30, 2001 were $40.6 million, a decrease from $54.0 million for the nine months ended September 30, 2000. SG&A costs between the two periods are not comparable due to the sale of the CPM business.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") decreased to $486,000 in the three-month period ended September 30, 2001 compared to $2.6 million for the same period last year. R&D expenses for the nine months ended September 30, 2001 totaled $3.1 million, a decrease from the $3.9 million for the nine months ended
September 30, 2000. The 2001 and 2000 expenses reflect continued costs associated with the Chrysalin clinical trials and payments to Chrysalis to extend the Company's worldwide license for soft tissue indications for Chrysalin.

OTHER INCOME AND EXPENSES

     Other income, consisting primarily of interest income, increased from $112,000 to $223,000 for the three-month periods ended September 30, 2000 and 2001, respectively. For the nine-month period ended September 30, 2001, other income increased to $482,000 from $298,000 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2001 the Company had cash and equivalents of $12.9 million compared to $6.8 million as of December 31, 2000. The Company had $15.1 million of short-term investments as of September 30, 2001. In addition, the Company has an available $4.0 million accounts receivable revolving line of credit with a bank. The Company received a cash payment of $12 million in conjunction with the CPM divestiture in the quarter ended September 30, 2001.

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

ITEM 3. MARKET RISKS

     The Company has no debt and no derivative instruments at September 30, 2001.

     The Company's Canadian operations were sold as part of the CPM sale, and the Company has no exposure to foreign exchange rates at September 30, 2001.

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

     The Company has recently sold its CPM division in the United States and Canada. There will be costs to the Company associated with the smooth transition of this business and the related employees to the buyer. Some of these costs will be directly monetary; others will involve the costs associated with the time and effort of the Company's executives involved in the transition and the time it takes to reposition the Company's direction after the sale. In addition, the Company will be moving portions of its operations within its current principal office to make room to sublet space to the buyers of the CPM business. Although the Company does not expect these transition costs to have a materially adverse effect on the Company, there can be no assurance how long the transition will take and what the total cost will be.

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

                          PART II -- OTHER INFORMATION

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

ORTHOLOGIC CORP.
 (Registrant)


Signature                          Title                                               Date
---------                          -----                                               ----

/s/ Thomas R. Trotter              President and Chief Executive Officer               November 9, 2001
------------------------------     (Principal Executive Officer)
Thomas R. Trotter


/s/ Sherry A. Sturman              Vice-President and Chief Financial Officer          November 9, 2001
------------------------------     (Principal Financial and Accounting Officer)
Sherry A. Sturman

                                ORTHOLOGIC CORP.
                 Exhibit Index to Quarterly Report on Form 10-Q
                For the Quarterly Period Ended September 30, 2001

                                        Incorporated by          Filed
Exhibit No          Description         Reference to:            Herewith
----------          -----------         -------------            --------

None