Form 10-K
period 2001-12-31
ORTHOLOGIC CORP
filed 2002-03-29
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant's Common Stock as reported on the NASDAQ National Market on March 14, 2002 was approximately $162,264,308. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of outstanding shares of the registrant's Common Stock on March 14, 2002 was 31,816,531.

                                ORTHOLOGIC CORP.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----
  Item 1.  General Development of Business..................................   1

  Item 2.  Properties.......................................................   8

  Item 3.  Legal Proceedings................................................   8

  Item 4.  Submission of Matters to a Vote of Security Holders..............  10

PART II

  Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters............................................  11

  Item 6.  Selected Financial Data..........................................  12

  Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  13

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  24

  Item 8.  Financial Statements and Supplementary Data......................  24

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  24

PART III

  Item 10. Directors and Executive Officers of the Registrant...............  24

  Item 11. Executive Compensation...........................................  25

  Item 12. Security Ownership of Certain Beneficial Owners and Management...  26

  Item 13. Certain Relationships and Related Transactions...................  26

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..  26

SIGNATURES.................................................................. S-1

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................. F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     The Company was incorporated as a Delaware corporation in July 1987 as IatroMed, Inc. and changed its name to OrthoLogic Corp. in July 1991. Unless the context otherwise requires, references to the "Company" or "OrthoLogic" refer to OrthoLogic Corp. and its subsidiaries. The Company's executive offices are located at 1275 West Washington Street, Tempe, Arizona 85281, and its telephone number is (602) 286-5520.

     OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal tissue, with particular emphasis on fracture healing and spinal repair. OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

     In July 2001, the Company sold its continuous passive motion ("CPM") business. Management's decision to divest the CPM business was based on a desire by OrthoLogic to refocus all of its activities in the fracture healing and spinal repair segments of the orthopedic market. The CPM business, which is focused in the rehabilitation segment of the orthopedic market, no longer fit in the Company's long-term strategic plans.

     OrthoRehab., Inc. purchased the CPM business for $12.0 million in cash, the assumption of approximately $2.0 million in liabilities and a potential additional payment to OrthoLogic of up to $2.5 million in cash, conditioned on OrthoRehab's ability to collect on certain accounts receivable in the year following the sale. OrthoLogic is currently in litigation with OrthoRehab, Inc. regarding this $2.5 million contingent payment. The litigation is described in greater detail in "Item 3 - Legal Proceedings."

     In connection with the sale of the CPM business, OrthoLogic terminated 331 of its 505 employees and sublet approximately half of its principal business facilities in Phoenix, Arizona to OrthoRehab.

     OrthoLogic periodically discusses with third parties the possible acquisition and sale of technology, product lines and businesses in the orthopedic health care market and, from time to time, enters into letters of intent that provide OrthoLogic with an exclusivity period during which it considers possible transactions.

PRODUCTS AND OTHER PRODUCT DEVELOPMENT

     OrthoLogic's product line includes bone growth stimulation and fracture fixation devices. The Company's product line is sold primarily through the Company's direct sales force supplemented by regional distributors. However, the Company uses an international spine product distributor for the sales and marketing of its bone growth stimulation device, SpinaLogic(R).

BONE GROWTH STIMULATION PRODUCTS

     OL1000, OL1000 SC. The OL1000 is a U.S. Food and Drug Administration ("FDA") approved portable, noninvasive, physician-prescribed, electromagnetic bone growth stimulator designed for patients with nonunion fractures. The OL1000 comprises two magnetic field treatment transducers (coils) and a microprocessor-controlled signal generator that delivers a highly specific, low energy signal to the injured area. The device is attached by the patient to the patient's arm, leg or other area where there is a nonunion fracture. The OL1000 then evenly distributes a magnetic field over the patient's injured area. As a result, specific placement of the device over the nonunion fracture is not crucial for product efficacy as it is for some of our competitors' products.

     The device is worn by the patient for 30 minutes each day. The Company believes the reduced treatment time leads to increased patient compliance with treatment protocol. In addition, the micro-controller tracks the patient's daily treatment compliance.

     The OL1000 is used for the noninvasive treatment of an established nonunion acquired secondary to trauma, excluding vertebrae and all flat bones. A nonunion is considered to be established when the fracture site shows no visibly progressive signs of healing.

     The OL1000 SC is a single coil device, which utilizes the same magnetic field as the OL1000, is available in three sizes and is designed to be more comfortable for patients with certain types of fractures.

     SPINALOGIC(R). SpinaLogic is a portable, noninvasive, electromagnetic bone growth stimulator, which enhances the healing process as an adjunct to spinal fusion surgery. The Company believes that SpinaLogic offers benefits similar to those of the OL1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The device is attached to the lumbar injury location by a patient and provides localized magnetic field treatment to the fusion site. Like the OL1000, the SpinaLogic device contains a micro-controller which tracks the patient's daily treatment compliance, which can easily be checked by the surgeon upon follow-up visits.

     SpinaLogic is approved by the FDA as an adjunct treatment for primary lumbar spinal fusions. It is designed for single patient use and is programmed for 270 consecutive, 30minute daily treatments.

FRACTURE FIXATION DEVICES

     ORTHOFRAME, ORTHOFRAME/MAYO. The Company began to manufacture and distribute the OrthoFrame line of external fixation products in 1993. The OrthoFrame/Mayo product is an external fixation device used in conjunction with surgical procedures. It is low profile, lightweight, and primarily sold to hospitals.

DISCONTINUED OR DIVESTED PRODUCTS

     CONTINUOUS PASSIVE MOTION. In July 2001 the Company sold its CPM business. CPM devices provide controlled, continuous movement to joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following orthopedic trauma or surgery. The products are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications. The Company offered a wide range of lower and upper extremity CPM devices. The Company's financial results reflect sales of the CPM devices through the third quarter of 2001.

     ANCILLARY ORTHOPEDIC PRODUCTS. Along with the July 2001 sale of the CPM business, the Company sold its ancillary orthopedic product lines of bracing, electrotherapy, cryotherapy and dynamic splinting products. The bracing line included post-operative, custom and pre-sized functional and osteoarthritis models. Post operative braces are used in the early phases of post-surgical rehabilitation, while functional braces are applied as the patient returns to work or sports activities. Cryotherapy is used to cool the operative or injured site in order to prevent pain and swelling. The electrotherapy line consisted of TENS, NMES, high volt pulsed current, interferential, and biofeedback units.

     HYALGAN(R) (SODIUM HYALURONATE). The Company began selling Hyalgan to orthopedic surgeons in July 1997, under a Co-Promotion Agreement with Sanofi Synthelabo, Inc. (the "Co-Promotion Agreement"). In October 2000, it was announced that the Company and Sanofi had mutually agreed to terminate this agreement. The Company received an up-front cash payment, financial incentives to complete the transition of the business through December 2000, and continuing royalties through 2002.

PRODUCTS IN RESEARCH

     CHRYSALIN(R). In January 1998, the Company made a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis").

     Chrysalin is a 23-amino acid synthetic peptide representing a fragment of the human thrombin molecule. Thrombin has been shown to be involved in the healing process for both soft tissue and bone. By mimicking specific attributes of the thrombin molecule, Chrysalin stimulates the body's natural healing processes, resulting in accelerated tissue repair.

     During 2001 the Company completed a Phase I/II human clinical trial utilizing Chrysalin for fresh fracture repair to test the safety and preliminary efficacy of Chrysalin. The Company is currently seeking approval to begin a Phase III trial for that indication.

     In March 2002, the Company received approval by the FDA to commence a Phase I/II clinical trial for a spinal fusion indication. The Company anticipates initiating a trial in the third quarter of 2002. The clinical trial will include approximately 300 patients and will be performed at 15 to 20 centers in the United States. The purpose of the study is to evaluate the safety and preliminary efficacy of Chrysalin in combination with allograft. The patient enrollment process is expected to take approximately 18 to 24 months with a nine-month follow-up period. The Company also intends to submit an Investigational New Drug application ("IND") for a combined Phase I/II human clinical trial for Chrysalin for articular cartilage repair during 2002.

     The Company has not yet applied for FDA approval to market Chrysalin and there is no assurance that the Company will do so or that it would receive such approval if sought.

     OrthoLogic does not own the patents to Chrysalin. Chrysalin was developed by and patented by Chrysalis BioTechnology, Inc., a company in which OrthoLogic holds a minority equity interest. OrthoLogic, through a series of licensing agreements, obtained from Chrysalis BioTechnology, Inc., the worldwide rights to use Chrysalin for all orthopedic indications.

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

     The launch of SpinaLogic added a new customer base for the Company: orthopedic spine surgeons and neurosurgeons who perform spine procedures. This fact, in combination with a desire to quickly penetrate this new market, led the Company in August 2000 to sign an exclusive 10-year sales agreement with DePuy AcroMed, Inc. ("DePuy AcroMed"), a unit of Johnson and Johnson.

     The Company's sales efforts for the OL1000 are through a combination of direct sales representatives and select regional distributors. Of the Company's approximately 149 employees at December 31, 2001, approximately 48 are involved in field sales and marketing. The Company employs a Vice President of Sales, as well as four Area Vice Presidents, to manage territory sales, along with a Vice President of Distributor Sales to coordinate with the SpinaLogic distributors.

     Through specialized marketing and sales staff, the Company has initiated and maintained contracts with over 400 third party payors for the OL1000, SpinaLogic, and for CPM product lines. In addition, the Company is an approved Medicare and Medicaid provider.

     OrthoLogic has not typically experienced seasonality in sales of the OL1000 or SpinaLogic. However, revenues from the Company's former CPM line had proven to be seasonal. Historically the strongest quarters were the first and fourth quarters for the CPM business of the calendar year. The Company believed this trend may be due to (i) individuals putting off elective surgical intervention until later in the year when insurance deductibles have been met, and (ii) sports-related injuries which tend to increase in fall and winter months. The Company does not expect this seasonality in revenues to continue since the sale of the CPM business in July 2001.

RESEARCH AND DEVELOPMENT

     Individuals within the research and development department have extensive experience in the areas of biomaterials, bioengineering, animal modeling, and cellular and molecular biology. Research and development efforts emphasize product engineering, basic and pre-clinical research, and the design and conduct of the clinical trials conducted by the Company.

     With regard to basic research, the research and development staff conducts in-house research projects in the areas of bone biology, fracture healing, and spine fusion, directed toward the clinical applications of the Chrysalin platform technology. The staff also supports and monitors external research projects in cartilage repair and biophysical stimulation applications in tissue engineering. Both the in-house and external research and development projects provide technical marketing support for the Company's products, explore the development of new products, and additional therapeutic applications for existing products.

     The Company has a clinical affairs group that is part of research and development that designs, initiates, and monitors clinical trials. The Company's clinical affairs and regulatory groups recently completed a Phase I/II Investigational New Drug trial for Chrysalin for fracture repair and is pursuing further studies in both articular cartilage repair and spinal fusion.

     The Company acquired a minority equity interest in Chrysalis for $750,000 in 1998. As part of the transaction, the Company was awarded a world-wide exclusive option to license the orthopedic applications of Chrysalin. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. A fee of $750,000 for the initial license was expended in the third quarter of 1998, and the Agreement was extended to January 1999, when the Company exercised its options to license the U.S. development, marketing and distribution rights for Chrysalin, for fracture repair. As part of the license agreement, and in conjunction with FDA clearance to begin human clinical trials for fracture repair, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In 2000, the Company paid Chrysalis $2 million to extend its license agreement to include all Chrysalin orthopedic indications worldwide. In July 2001, the Company paid $1.0 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications, including cartilage, tendon and ligament repair. The license agreement calls for the Company to pay certain other additional milestone payments and royalty fees, based upon the product's development and achievement of commercial services. Except for the $750,000 minority equity interest, all payments made to Chrysalis have been expensed as research and development expenses. In March 2002, the Company made a $500,000 milestone payment to Chrysalis for receiving clearance from the FDA to begin a Phase I/II trial for spinal fusion. See "Item 6 - Selected Financial Data and
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's research and development expenditures totaled $3.9 million, $4.7 million and $2.9 million the years ended December 31, 2001, 2000 and 1999, respectively.

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

     The Company assembled CPM devices from parts that it manufactured in-house or purchased from third parties. These parts were assembled, calibrated and tested at the Company's facilities in Pickering (outside of Toronto), Canada. The operations in Canada and all the Company's CPM related inventory were sold to OrthoRehab, Inc. in the July 2001 sale of the CPM business.

     The Company purchases components from specialty vendors for the OrthoFrame/Mayo external fixation product. In-house manufacturing is limited to inspection of the components and minor assembly tasks. Assembly and packaging of the OrthoFrame/Mayo is contracted to specialty vendors.

     A third party produces Chrysalin for the Company in only limited amounts. Because Chrysalin is currently still in the clinical trial phase and not being sold to the public, it is manufactured by a sole supplier.

COMPETITION

     The orthopedic industry is characterized by rapidly evolving technology and intense competition. The Company has common competitors for its fracture healing and spine stimulation businesses. In addition to surgical procedures, other manufacturers of bone growth stimulators include Electro-Biology, Inc. (EBI), a subsidiary of Biomet, Inc., OrthoFix International N.V., and Exogen, Inc. a subsidiary of Smith & Nephew.

     New research in osteobiologics, such as the development of growth factors like bone morphogenic proteins and even the Company's own work with Chrysalin, may well affect the market potential for bone growth stimulation in the future.

     With respect to the adjunctive treatment of spinal fusion surgery, the primary competitors are EBI and OrthoFix. With respect to external fixation devices, the Company's primary competitors are OrthoFix, Stryker, EBI, Smith & Nephew, Richards, Inc., Synthes, Inc. and ACE Orthopedic Manufacturing (a division of DePuy AcroMed).

     Many of the Company's competitors have substantially greater resources and experience in research and development, obtaining regulatory approvals, manufacturing, marketing and sales of medical devices and services, and therefore represent significant competition for the Company. The Company is aware that its competitors are conducting clinical trials for other medical applications of their respective technologies. In addition, other companies are developing or may develop a variety of other products and technologies to be used in the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound. The Company believes that competition is based on, among other factors, the safety and efficacy of products in the marketplace, physician familiarity with the product, ease of patient use, product reliability, reputation, price, sales and marketing capability, and reimbursement.

     Any product developed by the Company that gains any necessary regulatory approval would have to compete for market acceptance and market share in an intensely competitive market. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing, as well as any necessary regulatory approval processes, and supply commercial quantities of the product to the market, will be critical to its competitive success. There can be no assurance the Company can successfully compete on these bases. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Industry."

PATENTS, LICENSES AND PROPRIETARY RIGHTS

     The Company's practice is to require its employees, consultants and advisors to execute a confidentiality and non-compete agreement upon the commencement of an employment or consulting relationship with the Company. The agreements provide that all confidential information developed by, or made known to, an individual during the course of the employment or consulting relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual relating to the Company's business while employed by the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

     It is also the Company's policy to protect its owned and licensed technology by, among other things, filing patent applications for the technologies that it considers important to the development of its business. The Company uses the BIOLOGIC(R) technology in its bone growth stimulation devices through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. With respect to the BioLogic technology, the delivery of such technology to the patient and specific applications of such technology, the Company holds title to or has exclusive worldwide license of a total of 65 BioLogic patents and design patents: 29 of which are United States patents and the remainder are patents held in France, Switzerland, Germany, Canada, Japan, Spain, United Kingdom, Italy and Australia. Two of the foreign patents (Canadian) are pending. The Company's license for the BioLogic technology extends for the life of the underlying patents, which are due to expire over a period of years beginning in 2006 and extending through

2016. The BioLogic technology license covers all improvements and applies to the use of the technology for all medical applications in humans and animals. The license provides for payment of royalties by the Company from the net sales revenues of products using the BioLogic technology. The license agreement can be terminated for breach of any material provision of the license.

     The Company has been assigned and maintains 19 patents, 8 of which are United States patents covering methods for ultrasonic bone assessment and therapy by noninvasively and quantitatively evaluating the status of bone tissue IN VIVO through measurement of bone mineral density, strength and fracture risk.

     ORTHOLOGIC(R), ORTHOFRAME(R), SPINALOGIC(R), TOMORROW'S TECHNOLOGY TODAY(R), CASELOG(R), ORTHONAIL(TM) are federally registered trademarks of the Company.

GOVERNMENT REGULATION

     The activities of the Company are regulated by foreign, federal, state and local governments. Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated by the FDA under a number of statutes, including the Medical Device Amendments Act of 1976 to the Federal Food, Drug and Cosmetic Act, as amended, the Safe Medical Devices Acts of 1990 and 1992, and the Food and Drug Administration Modernization Act of 1997, as amended (collectively, the "FDC Act").

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

     The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. In addition, the Company must comply with post-approval reporting requirements of the FDA. If violations of applicable regulations are noted during FDA inspections, the continued marketing of any products manufactured by the Company may be limited or terminated. No significant deficiencies have been noted in FDA inspections of the Company's manufacturing facilities.

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

     As a potential new drug product, Chrysalin would be subject to clinical trial and GMP review similar to those described for the BioLogic technology-based products. Under the FDC Act, drug products are required to be tested under Investigational New Drug ("IND") Phase I, II, and III clinical trials and approved for marketing under a New Drug Application ("NDA"). To begin human clinical trials the Company applied to the FDA for an IND approval for a combined Phase I/II clinical trial for fracture repair. Generally, preclinical laboratory and animal tests are required to establish a scientific basis for granting of an IND application. Once the Company received authorization to begin clinical trials, the process of collecting data as specified in the IND protocol(s) began. Once an IND application was granted, the clinical trial commenced and involved rigorous data collection as specified in the IND protocol(s). Data from earlier phases may need to be reviewed by the FDA before proceeding to later phases. After all phases of clinical trials are completed, data will be compiled and submitted to the FDA in an NDA application. FDA approval of an NDA application occurs after the applicant has established safety and efficacy to the satisfaction of the FDA. Approval of an NDA application includes specific requirements for labeling, manufacturing, and controls. The approval process may include review by an FDA advisory panel. Among conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures comply with the FDA regulations setting forth Good Manufacturing Practices.

     The process of obtaining necessary government approvals is time consuming and expensive. There can be no assurance that the necessary approvals for new products or applications will be obtained by the Company or, if they are obtained, that they will be obtained on a timely basis. Furthermore, the Company must suspend clinical trials upon a determination that the subjects or patients are being exposed to an unreasonable health risk. The FDA may also require post-approval testing and surveillance programs to monitor the effects of the Company's products. In addition to regulations enforced by the FDA, the Company is also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations. The ability of the Company to operate profitably will depend in part upon the Company obtaining and maintaining all necessary certificates, permits, approvals and clearances from the United States and foreign and other regulatory authorities and operating in compliance with applicable regulations. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Regulations regarding the manufacture and sale of the Company's current products or other products that may be developed or acquired by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Industry."

     Since the July 2001 sale of the CPM business, the Company has no longer been subject to the review of the Canadian food and drug regulatory agencies. The Company's Pickering, Canada facility manufactured the Company's CPM devices that were imported into the United States. Under the Canada Food and Drugs Act, the CPM devices required Canadian regulatory approval before their introduction in the market and the manufacturing facility required an establishment license that was applied for annually and could be denied upon site inspection. As of July 2001, the Company had obtained these and other electrical safety approvals required by Canadian law.

THIRD PARTY PAYMENT

     Most medical procedures are reimbursed by a variety of third party payors, including Medicare and private insurers. The Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states. The Company contracts with over 400 third party payors as an approved provider for its fracture healing and orthopedic rehabilitation products, including the Department of Veterans Affairs, Aetna, U.S. Healthcare and various Blue Cross/Blue Shield organizations. Because the process of obtaining reimbursement for products through third-party payors is longer than through direct invoicing of hospitals, the Company must maintain sufficient working capital to support operations during the collection cycle. In addition, third party payors as an industry have undergone consolidation, and that trend appears to be continuing. The concentration of such economic power may result in third party payors obtaining additional leverage and thus could negatively affect the Company's profitability and cash flows.

PRODUCT LIABILITY INSURANCE

     The business of the Company entails the risk of product liability claims. The Company maintains a product liability and general liability insurance policy and an umbrella excess liability policy. There can be no assurance that liability claims will not exceed the coverage limit of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. Consequently, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company has not experienced any product liability claims to date resulting from its bone growth stimulation products. To date, liability claims resulting from when the Company sold CPM devices have not had a material adverse effect on the Company. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Related to our Business."

EMPLOYEES

     As of December 31, 2001, the Company had 149 employees in its operations, including 48 in sales and marketing, 19 in research and development clinical and regulatory affairs, 31 in reimbursement and 51 in manufacturing, finance and administration. The Company believes that the success of its business will depend, in part, on its ability to identify, attract and retain qualified personnel. In the future, the Company may need to add additional skilled personnel or retain consultants in such areas as research and development, manufacturing and marketing and sales. None of the employees are represented by a union. The Company considers its relationship with its employees to be good. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business."

ITEM 2. PROPERTIES

     The Company leases facilities in Tempe, Arizona. This facility is designed and constructed for industrial purposes and is located in an industrial district. The Company believes the facility is suitable for the Company's purposes and is effectively utilized. The Company has a third party sublease agreement for approximately 50 percent of the building through December 2002 with OrthoRehab, Inc., the company that purchased the CPM business. The table below sets forth certain information about the Company's facility.

                Approx.         Lease                             Principal
Location      Square Feet      Expires        Description         Activity
--------      -----------      -------        -----------         --------
Tempe          80,000(1)        11/07         2-story, in         Assembly,
                                              industrial park     Administration
----------
(1) Approximately half of the facility is subleased to OrthoRehab, Inc., through December 2002.

    The Company believes that the facility is well maintained and adequate for use in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     SETTLEMENT OF CLASS ACTION SUIT NORMAN COOPER, ET AL. V. ORTHOLOGIC CORP. ET AL., MARICOPA COUNTY SUPERIOR COURT, ARIZONA, CASE NO. CV 96-10799, AND RELATED FEDERAL CASES. During 1996, certain class actions lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging violations of Sections 10(b) of the Securities Exchange Act if 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and, as to other defendants, Section 20(a) of the Exchange Act.

     The cases were originally filed in 1996, alleged generally that information concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OL1000 Bone Growth Stimulator, and the matters set forth therein, were material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts in order to make the statement not misleading. Plaintiffs further alleged that once the FDA letter became known a material decline in the stock price of the Company occurred, causing damage to the plaintiffs. All plaintiffs sought class action status, unspecified compensatory damages, fees and costs. The actions were consolidated for all purposes in the United States District Court for the District of Arizona. On March 31, 1999, the judge in the consolidated case before the United States District Court granted the Company Motion to Dismiss and entered an order dismissing all claims in the suit against the Company and two individual officers/directors. The judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants. On December 21, 1999, the District Court granted plaintiffs' motion for class certification to include purchasers of common stock between June 4 through June 18, 1996, inclusive.

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

     In early October 2000, the parties negotiated a global settlement of this state court class action and the federal class action described below. In return for dismissal of both the state and federal class actions, and releases by a settlement class comprised of all purchasers of OrthoLogic common stock during the period from January 18 through June 18, 1996, inclusive, the settlement called for $1 million in cash and 1 million shares of newly-issued OrthoLogic common stock. The settlement was presented to the Arizona superior court for approval. The court granted preliminary approval of the settlement and ordered notice to the settlement class by order dated April 30, 2001. Following notice to the settlement class and a hearing on whether to give final approval of the settlement, on August 17, 2001, the superior court gave final approval of the settlement and signed and filed a judgment of dismissal of the action with prejudice. We are not aware of any appeal from the judgment or other challenge to the final approval of the settlement. Pursuant to the terms of the settlement, the cash portion of the settlement fund has already been paid into the settlement fund, with the substantial portion of the $1 million paid form the proceeds of the Company's directors' and officers' liability insurance policy, and the remaining cash paid by the Company. The Company recorded a $3.6 million charge, including legal expenses, for settlement. Pursuant to the terms of the settlement and order of the superior court, the Company has issued and delivered 300,000 shares of common stock to plaintiffs' settlement counsel as part of the plaintiffs' counsel's fee award. The remaining 700,000 shares remain to be delivered to the settlement fund pending administration of the claims process under the settlement. Notices have been sent to stockholders of record for the relevant time period to calculate the settlement pool each stockholder is to receive.

     Management believes the settlement is in the best interests of the Company and its shareholders as it frees the Company from the cost and significant distraction of the ongoing litigation. The settlement does not constitute, and should not be construed as, an admission that the defendants have any liability or acted wrongfully in any way with respect to the plaintiffs or any other person.

     UNITED STATES OF AMERICA EX REL. DAVID BARMAK V. SUTTER CORP., UNITED STATES ORTHOPEDIC CORP., ORTHOLOGIC CORP., ET AL., United States District Court, Southern District of New York, Civ Action No 95 Civ 7637. The complaint in this matter was filed in September 1997 under the Qui Tam provisions of the Federal False Claims Act and primarily relate to events occurring prior to the Company's acquisition of Sutter Corporation. The allegations relate to the submission of claims for reimbursement for continuous passive motion exercisers to various federal health care programs. In June 2001, the U.S. Department of Justice and the Company entered into a settlement agreement and the government's amended complaint was dismissed with prejudice. In October 2001, Plaintiff Barmak filed a second amended complaint, pursuing the claim independent of the U.S. Department of Justice. The Company filed a motion to dismiss the second amended complaint on various grounds including that the allegations are barred because of the earlier settlement. The case has just begun discovery. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     ORTHOREHAB, INC. AND ORTHOMOTION, INC. V. ORTHOLOGIC CORPORATION AND ORTHOLOGIC CANADA, LTD., Superior Court of the State of Delaware, County of New Castle, Case No. C.A. No. 01C-11-224 WCC. In November 2001, OrthoRehab, Inc., filed a complaint in connection with acquisition of the Company's continuous passive motion business in July 2001 alleging, among other things, that some of the assets purchased were over valued and that the Company had breached its contract. The case is being heard in the Superior Court of the State of Delaware. The Company has denied the Plaintiffs' allegations and intends to defend the matter vigorously. The case is currently in discovery. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     In addition to the matters disclosed above, the Company is involved in various other legal proceedings that arise in the ordinary course of business. In our management's opinion, the ultimate resolution of these other legal proceedings are not likely to have a material adverse effect on the financial position of the Company.

     The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations, specifically those relating to the Medicare and Medicaid programs, can be subject to government review and interpretations, as well as regulatory actions unknown and unasserted at this time. Recently, federal government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments of previously billed and collected revenues from patient services. Management believes that the Company is in substantial compliance with current laws and regulations.

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

                                        2001                    2000
                                  -----------------       -----------------
                                   HIGH       LOW          HIGH       LOW
                                  ------     ------       ------     ------
     First Quarter                4.4375     2.8438       8.3125     2.5625
     Second Quarter               4.5000     3.0000       6.1250     3.5625
     Third Quarter                4.4600     3.2500       5.2500     2.7500
     Fourth Quarter               5.2800     3.2000       3.2188     2.1563

     As of March 14, 2002, 31,816,531 shares of the Common Stock of the Company were outstanding and held by approximately 285 stockholders of record.

     DIVIDENDS The Company has never paid a cash dividend on its Common Stock. The Board of Directors currently anticipates that all the Company's earnings, if any, will be retained for use in its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

    The selected financial data for each of the five years in the period ended December 31, 2001, are derived from audited financial statements of the Company. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto and other financial information appearing elsewhere herein and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company completed two acquisitions relative to the CPM business in March 1997 and one in August 1996. The Company divested the CPM business unit in 2001.

                                                                  YEARS ENDING DECEMBER 31,
                                                 -------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA                     2001(3)      2000(2)       1999         1998        1997(1)
-----------------------------                    ---------    ---------    ---------    ---------    ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenues                                   $  62,356    $  90,080    $  83,232    $  75,369    $  77,049
Total cost of revenues                              11,349       18,289       18,504       17,693       18,369

Operating expenses
  Selling, general and administrative               46,467       71,580       61,936       72,011       61,484
  Research and development                           3,889        4,690        2,860        2,920        2,320
  Restructuring and other charges (Note 1)              --           --         (216)        (399)      13,844
  CPM divestiture and related charges               14,327           --           --           --           --
  Legal settlement                                      --        4,499           --           --           --
  Write-off of goodwill                                 --       23,348           --           --           --
  Net gain from discontinuation
    of the co-promotion agreement                       --         (844)          --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
  Total operating expenses                          64,683      103,273       64,580       74,532       77,648
                                                 ---------    ---------    ---------    ---------    ---------
Operating profit (loss)                            (13,676)     (31,482)         148      (16,856)     (18,968)
Other income                                           594          303          148          354        1,466
Income taxes                                           (12)         (12)         (58)        (100)        (212)
                                                 ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS)                                  (13,094)     (31,191)         238      (16,602)     (17,714)

Accretion of non-cash preferred stock dividend          --           --         (824)      (1,236)          --
                                                 ---------    ---------    ---------    ---------    ---------
Net loss applicable to common stockholders       $ (13,094)   $ (31,191)   $    (586)   $ (17,838)   $ (17,714)

Net loss per common share basic                  $   (0.42)   $   (1.04)   $   (0.02)   $   (0.71)   $   (0.71)
                                                 ---------    ---------    ---------    ---------    ---------

Net loss per common share diluted                $   (0.42)   $   (1.04)   $   (0.02)   $   (0.71)   $   (0.71)
                                                 ---------    ---------    ---------    ---------    ---------

Basic shares outstanding                            31,464       29,855       26,078       25,291       25,116
Equivalent shares
                                                 ---------    ---------    ---------    ---------    ---------
DILUTED SHARES OUTSTANDING                          31,464       29,855       26,078       25,291       25,116
                                                 ---------    ---------    ---------    ---------    ---------

1. Net income was affected in 1997 by a one-time charge for restructuring and other cost applicable to the impairment of dealer intangibles acquired in the transition to a direct sales force and expenses related to severance, facility closing and related costs. The effect on earnings per share from the restructuring and other charges is a loss of $0.55 per share.

2. Net income was affected in 2000 by several charges consisting of $3.6 million for the class action legal settlement; $27.3 million related to the CPM business comprised of the write-off of impaired Goodwill, adjustments to accounts receivable, and expenses related to other legal settlements; $2 million to obtain additional Chrysalin rights; and a net gain of $844,000 on the discontinuation of the Co-Promotion Agreement for Hyalgan.

3. Net income was affected in 2001 by a loss of $14.3 million associated with the sale of the Company's CPM business and a $1.0 million charge for the license extension for Chrysalin.

                                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
BALANCE SHEET DATA                                  2001         2000        1999         1998         1997
------------------                               ---------    ---------    ---------    ---------    ---------
(IN THOUSANDS)
Working capital                                  $  40,039    $  43,056    $  40,865    $  38,817    $  44,418
Total assets                                        49,697       65,035       92,203       93,980      103,103
Long term liabilities, less current
maturities                                             287           88          209          196        1,631
Stockholders' equity                                41,896       51,910       73,054       68,225       84,737

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

     OrthoLogic began 2001 as a developer, manufacturer and seller of bone growth stimulation products, fracture fixation devices and continuous passive motion ("CPM") devices. The Company's principal businesses were the sale of the OL1000 and SpinaLogic in the bone growth stimulation business and the sale and rental of the CPM devices in the rehabilitation business.

     In July 2001, the Company sold its CPM business to OrthoRehab, Inc. for $12.0 million in cash, the assumption of approximately $2.0 million in liabilities and a potential additional payment to OrthoLogic of up to $2.5 million in cash, conditioned on OrthoRehab's ability to collect on certain accounts receivable in the year following the sale. OrthoLogic is currently in litigation with OrthoRehab, Inc. regarding this $2.5 million contingent payment. The litigation is described in greater detail in "Item 3 - Legal Proceedings."

     In connection with the sale of the CPM business, OrthoLogic terminated 331 of its 505 employees and sublet approximately half of its principal business facilities in Phoenix, Arizona to OrthoRehab.

     Revenue is recognized for sales of the OL1000 and SpinaLogic(R) products at the time the product is placed on the patient. If the sale of either product is to a commercial buyer, revenue is recognized at the time of shipment. Rental revenue for CPM products was recorded during the period of usage. Revenue on rehabilitative ancillary products was generally recognized at the time of shipment. Fee revenue for Hyalgan was based upon the number of units sold at the wholesale acquisition cost less amounts for distribution costs, discounts, rebates, returns, product transfer price, an overhead factor and a royalty factor.

     Use of estimates. - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $5.9 million and $13.8 million at December 31, 2001 and 2000, respectively) and sales discounts and adjustments which are based primarily on trends in historical collection statistics, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. As a result of the decision to divest of the CPM business, and as reflected in the 2000 statement of operations, the Company wrote off the remaining $23.3 million of goodwill related to the CPM business. The goodwill was assessed to be impaired in accordance with Statement of Financial Accounting Standards, No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $1.9 million and $8.0 million on December 31, 2001 and 2000, respectively. Some billings are subject to review by such third party payors and may be subject to adjustments. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are always subject to adjustment, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the period finalized.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of the financial conditions and results of operations are based upon the consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to allowance for doubtful accounts, sales adjustments and discounts, inventories, investments, restructuring, income taxes, contingencies, and litigation. Management bases its estimates on historical experience and various other assumptions and believes its estimates are reasonable about the carrying values of assets and liabilities that are not evident from other sources. Actual results may differ from these estimates.

     The Company recognizes revenue when the product is placed on the patient, or if the sale is to a commercial buyer, at the time of shipment. Estimated reductions to revenues are in the form of sales discounts and adjustments from certain commercial carriers, health maintenance organizations and preferred provider organizations. Changes to estimated revenues are recognized in the period in which the facts that give rise to the change become known. Allowances for doubtful accounts are maintained to estimate losses resulting from the inability of its customers and third-party payors inability to make the required payments. If the financial condition of the third-party payors were to deteriorate, resulting in an ability to make payments, additional allowances might be necessary.

     The Company writes-down its inventory for inventory shrinkage and obsolescence equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If conditions used in determining these valuations changed, future additional inventory write-downs would be necessary.

     The Company considers future taxable income and tax planning strategies in determining the need for valuation allowances. In the event the Company determined it would be unable to realize deferred tax assets in the future, an adjustment to the deferred tax asset and charge to income would be necessary in the period such a determination would be made.

     The Company holds a minority interest in a company in the technological field in which the Company has a strategic focus. The Company is not publicly traded so it is difficult to determine the value of the investment. Should the investment be determined to be permanently impaired, a charge to income would be recorded in the period such a determination would be made.

RESULTS OF OPERATIONS COMPARING YEAR ENDED DECEMBER 31, 2001 TO 2000

REVENUES: OrthoLogic's total revenues decreased 30.7% from $90.1 million in 2000 to $62.4 million in 2001. Revenues from net sales decreased from $41.7 million during 2000 to $41.5 million in 2001. Net sales are comprised of sales of the OL1000, SpinaLogic, fracture fixation devices, and, for a portion of 2001, before the sale of the CPM business, orthopedic rehabilitation equipment and ancillary products.

     Sales recorded for the bone growth stimulation products increased by 49% from 2000 to 2001. The significant increase in sales is related to the introduction of SpinaLogic in 2000, a new OL1000 SC product in 2001 and changes in Medicare guidelines for reimbursement of bone growth stimulators enacted in 2000 that allow doctors to prescribe our bone growth simulators earlier in a patient's care.

     The increase in OL1000 and SpinaLogic sales was offset by the decrease in total revenue due to the divestiture of the CPM and related ancillary products in July 2001. Net rentals for CPM equipment declined 54.5% from $39.1 million in 2000 to $17.8 million in 2001, reflecting the fact the Company only had CPM business related revenues for half of 2001. The revenues attributed to the CPM business were approximately $28.9 million in 2001 and $60.3 million in 2000. The cost of revenues attributable to the CPM business were approximately $5.8 million for 2001 and $14.1 million in 2000.

     Hyalgan(R) royalty revenue was $3.0 million in 2001 compared to Hyalgan fees and sales of $9.3 million in 2000, reflecting the termination of the Co-Promotion Agreement with Hyalgan's producer in the fourth quarter of 2000. Under the 1997 Co-Promotion Agreement with Sanofi Pharmaceuticals Inc. ("Sanofi") OrthoLogic had exclusive rights to market Hyalgan to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee. In the fourth quarter of 2000, the Company and Sanofi mutually decided to terminate this Co-Promotion Agreement and provided for certain royalty payments to continue to be made to OrthoLogic through 2002.

GROSS PROFIT: Gross profit decreased from $71.8 million in 2000 to $51.0 million in 2001, primarily due to the lower total revenues created by the half year of sales revenue from the CPM business. The fall in revenue was partially offset by a decrease in the cost of revenues as a percentage of total revenue improved from 20.3% in 2000 to 18.2% in 2001. This decrease in cost of revenues is attributed to the divestiture of the CPM business in mid-year, which had a higher cost of revenues than the bone growth stimulation or fracture fixation product businesses.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses decreased 35% from $71.6 million in 2000 to $46.5 million in 2001. The decrease is partially attributed to the sale of the CPM business and the variable expenses related to that business such as commissions, bad debt, advertising and support staff expenses. In addition, in 2000, the Company recorded a charge of approximately $3.0 million for additional bad debt related to older CPM receivables as a result of a change in estimated collection rates. SG&A expenses, as a percentage of total revenues, were 74.5% in 2001 and 79.5% in 2000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $3.9 million in 2001, a decline of $800,000 compared to 2000. This decline is attributed to the fact research and development expenses in 2000 were unusually high because of a $2 million payment in 2000 to Chrysalis to expand the Company's license agreement to include all Chrysalin orthopedic indications worldwide. In 2001, the Company paid $1.0 million to Chrysalis to extend the worldwide license to include the rights to orthopedic "soft tissue" indications, including cartilage, tendon and ligament repair. A significant portion of the 2001 research and development direct expense is attributed to the continuation of the Chrysalin clinical trials.

CPM DIVESTITURE AND RELATED CHARGES: In July 2001, the Company announced the sale of its CPM business. The Company recorded a $6.9 million charge to write-down the CPM assets to their fair value, plus direct costs of selling the assets. The Company retained all the billed account receivable related to the CPM business, with a net carrying value of approximately $10.8 million, net of a $5.2 million allowance for doubtful accounts. The collection staff and supervisor previously responsible for the collection of these receivables were part of the employee team hired by the purchaser of the CPM business. Company management believed that there would be some negative effect to the efficiency of the collection team and hired contractors to replace the previous collection personnel. As a result, the Company recognized a charge of $2.8 million in 2001.

     In connection with the sale of the CPM business, approximately 331 of the Company's positions were eliminated. The Company recorded a charge of $3.3 million for the severance and stay-on bonuses that will be paid to individuals during 2002. The Company also recorded additional charges of approximately $1.4 million for various costs relating to the CPM divestiture.

     These various charges are reflected in the $14.3 million "Loss from CPM Divestiture and related charges" total in the 2001 Statement of Operations.

     A summary of the severance and other reserve balances at December 31, 2001 are as follows:

                                               Amount
                                              Charged
                                   Total      Against      Cash       Reserves
                                  Charges      Assets      Paid      at 12/31/01
                                  -------     -------     -------    -----------
Severance and stay-on bonus       $ 3,300     $    --     $(2,354)     $   946
Other exit costs                    1,387        (245)     (1,066)          76
                                  -------     -------     -------      -------
Total non-recurring charges       $ 4,687     $  (245)    $(3,420)     $ 1,022

Cash requirements for the severance charges and exit costs were funded from the Company's current cash balances.

Included in other operating expenses for 2000 is a one-time write-off of impaired goodwill as a result of the decision to divest the CPM business. This expense totaled $23.3 million.

LEGAL SETTLEMENT: The Company also recognized in 2000 an expense of $3.6 million as a result of the settlement agreement reached in the class action lawsuit and expensed $941,000 related to other legal settlements. These expenses in 2000 were partially offset by a gain of $844,000 of the discontinuation of the co-promotion distribution rights for Hyalgan.

OTHER INCOME. Other income in 2001 and 2000 consisted primarily of interest income. Other income increased from $303,000 in 2000 to $594,000 as a result of interest earned on the purchase price from the mid-year sale of the CPM business.

NET LOSS: The Company had a net loss in 2001 of $13.1 million compared to a net loss of $31.2 million in 2000. The significant decline in net loss is attributed to a one-time goodwill write off of $23.3 million in 2000 and legal settlement expenses discussed above, partially offset by the CPM divestiture in 2001.

RESULTS OF OPERATIONS COMPARING YEAR ENDED DECEMBER 31, 2000 TO 1999

REVENUES: OrthoLogic's total revenues increased 8.2% from $83.2 million in 1999 to $90.1 million in 2000. Revenues from net sales increased by 28% to $41.7 million during 2000 from $32.6 million in 1999. Net sales are comprised of sales of the OL1000, SpinaLogic, fracture fixation devices, orthopedic rehabilitation equipment and ancillary products. The growth in net sales is primarily attributed to sales of the SpinaLogic product, which was introduced in 2000.

     Sales recorded for the OL1000 product increased 10.7% from 1999 to 2000. OL1000 sales were positively affected by the introduction of the OL1000 SC and residual benefits from the changes in Medicare guidelines for reimbursement of bone growth stimulators enacted in 2000.

     Net rentals for CPM equipment declined by $3.3 million in 2000, or 4.1% under 1999 rental revenue. The Company emphasis on CPM sales had been to improve profitability of the business including not accepting un-profitable sales.

     Fee revenue from Hyalgan increased from 1999 to 2000 by $1.0 million.

     In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. After careful consideration, the Board felt the emphasis on the rehabilitation segment of the orthopedic business no longer fit the Company's long-term strategic plan. As of December 31, 2000, assets of the CPM business consisted primarily of accounts receivable, the rental fleet and related inventory, which had a carrying value at year end of approximately $20.6 million, $7.3 million, and $6.0 million respectively. The related liabilities had a carrying value of approximately $4.6 million. The revenues attributable to the CPM business have been approximately $60.3 million and $62.9 million for 2000 and 1999. The costs of revenues attributable to the CPM business had been approximately $14.1 million and $15.9 million for 2000 and 1999. Most operating expenses are not directly allocated between the Company's various lines of business.

     As a result of the decision to divest this business, the Company wrote off the remaining $23.3 million of Goodwill related to the CPM business. The goodwill was assessed to be impaired to accordance with Statement of Financial Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED. Additional adjustments to the carrying value of the CPM net assets were based on negotiated terms of the sale. The Company retained an investment-banking firm to assist in evaluating the fair value of the business and the divestiture options.

     The Company entered into an exclusive Co-Promotion Agreement (the "Agreement") with Sanofi Pharmaceuticals Inc. ("Sanofi") at a cost of $4 million on June 23, 1997, for purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee.

     The Company's sales force began to promote Hyalgan in the third quarter of 1997. Fee revenue of $9.3 and $8.3 million was recognized during 2000 and 1999. In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Agreement. The Company has returned the rights to sell Hyalgan back to Sanofi. The Company received $3 million in cash in 2000 and $1.0 million in cash in the first quarter of 2001 to complete a successful transition of the business back to Sanofi by January 1, 2001, and will receive continuing royalties through 2002.

     The Company signed an exclusive worldwide sales agreement for a 10-year period, beginning August 18, 2000 with DePuy AcroMed, Inc. ("DePuy"), a unit of Johnson and Johnson whereby DePuy will assume sales responsibility for SpinaLogic, the Company's device used as an adjunctive treatment after lumbar spinal fusion surgeries. This sales transition began in the third quarter of 2000 with full implementation by December 31, 2000.

GROSS PROFIT: Gross profit increased 10.9% from $64.7 million in 1999 to $71.8 million in 2000. The overall improvement in the margin is primarily attributable to SpinaLogic's first year of sales. The cost of revenues as a percentage of total revenues improved from 22.2% in 1999 to 20.3% in 2000. This improvement is primarily attributable to the increased sales of SpinaLogic, which has a more favorable margin compared to other products.

SELLING, GENERAL AND ADMINISTRATIVE ("SGA") EXPENSES: SGA expenses increased 15.6% from $61.9 million in 1999 to $71.6 million in 2000. This increase is partially attributable to the growth in expenses directly related to increased sales. Sales commission, royalty payments, bad debt reserves and advertising expenses increased due to the growth of revenues cited above.

     Because of the transition of SpinaLogic to DePuy AcroMed, expenses related to sales of that product were temporarily higher than normal. While the margin for SpinaLogic is favorable, commissions as a percentage of sales are higher.

     In addition, in the fourth quarter of 2000, the Company recorded a charge of approximately $3.0 million for additional bad debt related to older CPM receivables. This charge was a result of a change in the estimated collection rates. SGA expenses as a percentage of total revenues were 74.4% in 1999 and 79.5% in 2000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased by $1.8 million in 2000 compared to 1999. The increase is attributable to a payment of $2 million in 2000 to Chrysalis, which expanded the Company's license agreement to include all Chrysalin orthopedic indications worldwide. In January 1998, when OrthoLogic acquired an equity stake in Chrysalis for $750,000 as part of the equity investment in Chrysalin, the Company acquired an option to license Chrysalin for orthopedic applications. In 1999, the Company expensed an additional milestone payment to Chrysalis for $500,000 to initiate the start of the human clinical trials.

RESTRUCTURING AND OTHER CHARGES: Included in other operating expenses for 2000 is a one-time write-off of impaired goodwill as a result of the decision to divest the CPM business. This expense totaled $23.3 million. The Company also recognized an expense of $3.6 million as a result of the settlement agreement reached in the class action lawsuit. These expenses were partially offset by a gain of $844,000 on the discontinuation of the co- promotion distribution rights for Hyalgan. In the fourth quarter of 2000, the Company expensed $941,000 related to legal settlements.

OTHER INCOME: Other income in 2000 and 1999 consisted primarily of interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through the public and private sales of equity securities and from operating cash flows.

     At December 31, 2001, the Company had cash and cash equivalents of $19.5 million and short term investments of $11.0 million, $12 million of which is from the cash portion of the purchase price from the sale of the CPM business.

     Net cash provided by operations during 2001 was $9.9 million compared to $1.5 million in 2000. This increase was primarily attributed to (1) a decline in net losses from $31.2 million in 2000 to $13.1 million in 2001 and (2) a decrease in accounts receivable by $10.7 million, offset by a decrease in accrued and other current liabilities by $4.8 million primarily as a result of the CPM divestiture. The net cash provided by operations during 2000 of $1.5 million was primarily due to (1) net losses of $31.2 million (offset by a non-cash charge which include a goodwill write-off of $23.3 million, Common Stock issued for legal settlement of $3.0 million and license payment to Chrysalis for $2.0 million), and (2) an increase in inventory of $700,000.

     The Company also has available a $4 million line of credit with a lending institution. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are
(1) tangible net worth of not less than $30 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than
0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of December 31, 2001, the Company is in compliance with all the financial covenants.

     The Company does not expect significant capital investments in 2002 and anticipates that its cash and short term investments, cash from operations on hand and the funds available from its $4 million line of credit will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, become profitable and collect amounts due from third party payors. Additional funds may be required if the Company is not successful in any of these areas.

     The Company's ability to continue funding its planned operations beyond the next 12 months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.

     The Company has been named as a defendant in certain lawsuits and product liability claims. Management believes that the allegations are without merit and will vigorously defend them. No costs related to the potential outcome of other actions have been accrued. See "Item 3 -Legal Proceedings."

     The following table sets forth all known commitments as of December 31, 2001 and the year in which these commitments become due, or are expected to be settled (in thousands):

                                        ACCOUNTS PAYABLE
                      OPERATING           AND ACCRUED
     YEAR              LEASES             LIABILITIES              TOTAL
     ----              -------          ----------------          -------
     2002              $ 1,078              $ 6,914               $ 7,992
     2003              $ 1,078                    -               $ 1,078
     2004              $ 1,078                    -               $ 1,078
     2005              $ 1,078                    -               $ 1,078
     2006              $ 1,078                    -               $ 1,078
     Thereafter        $   989                    -               $   989
                       -------              -------               -------
     Total             $ 6,379              $ 6,914               $13,293
                       =======              =======               =======

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

                          RISKS RELATED TO OUR INDUSTRY

THE COMPANY IS IN A HIGHLY REGULATED FIELD AND WE MUST OBTAIN GOVERNMENT APPROVAL BEFORE SELLING ANY NEW PRODUCTS.

     The Federal Drug Administration and comparable agencies in many foreign countries and in state and local governments impose substantial limitations on the introduction of medical devices through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, typically include significant limitations on the indicated uses for which a product may be marketed. In addition, approved products may be subject to additional testing and surveillance programs required by regulatory agencies, and product approvals could be withdrawn and labeling restrictions may be imposed for failure to comply with regulatory standards or upon the occurrence of unforeseen problems following initial marketing.

     The Company's current and future products and manufacturing activities are and will be regulated under the Medical Devices Amendment Act of 1976 to the Federal Food, Drug and Cosmetics Act, as amended, the Safe Medical Devices acts of 1990 and 1992, and the Food and Drug Administration Modernization Act of 1997, as amended, (collectively the "FDC Act"). The Company's current BioLogic technology-based products and fracture fixation devices are marketed for their current uses with clearance from the FDA. Before the Company is able to market these products for any other use, it would have to seek the approval of the FDA, which may require lengthy and costly testing and review by the FDA. In addition, the FDA may, if it believes the Company's products have problems unforeseen at the time of the initial approval, require additional testing to retain FDA approval.

     Chrysalin, as a new drug, is subject to the most stringent level of FDA review. The Company is currently seeking approval by the FDA to conduct human testing on Chrysalin. Even if the testing is approved and the results of the tests are favorable, there can be no guarantee that the FDA will grant approval of Chrysalin for the indicated uses or if it will do so in a timely manner. In addition, changes in existing regulations or interpretations of existing regulations or adoption of new or additional restrictive regulations could prevent or delay obtaining regulatory approvals.

THE COMPANY MUST ADHERE TO CURRENT AND EVOLVING REGULATORY COMPLIANCE STANDARDS IN ORDER TO MAINTAIN THE APPROVAL TO SELL ITS PRODUCTS.

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

ANY LIMITATIONS ON THIRD PARTY PAYMENT REIMBURSEMENT FOR THE COMPANY'S PRODUCTS AND RELATED SERVICES WOULD ADVERSELY AFFECT THE BUSINESS AND RESULTS OF OPERATIONS.

     The Company's ability to sell products successfully in the United States and in other countries will depend in part on the extent to which government health administration authorities, private health insurers and other payors continue to reimburse insureds for the cost of products and related treatment. Cost control measures adopted by third party payors in recent years have had and may continue to have a significant effect on the purchasing and practice patterns of many health care providers, generally causing them to be more selective in the purchase of medical products. In addition, payors are increasingly challenging the prices and clinical efficacy of medical products and services. Payors may deny reimbursement if they determine that the product used in a procedure was experimental, was used for a non-approved indication or was unnecessary, inappropriate, not cost-effective, unsafe, or ineffective.

     The Company's products are reimbursed by most payors and recent governmental regulations have favorably made our products available to patients earlier in their medical treatment, however, there are generally specific product usage requirements or documentation requirements in order for the Company to receive reimbursement. In certain circumstances, the Company is successful in appealing reimbursement coverage for those applications, which do not comply with the payor requirements. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will continue to be available to the Company at current levels.

THE COMPANY OPERATES IN AN INTENSELY COMPETITIVE FIELD IN WHICH MANY OF ITS COMPETITORS ARE BIGGER OR BETTER KNOWN.

     The orthopedic industry is characterized by intense competition. Currently, there are three major competitors other than the Company selling bone growth stimulation products approved by the FDA for the treatment of nonunion fractures, and two competitors selling bone growth stimulation products for use with spinal fusion patients. The Company estimates that one of its competitors has a dominant share of the market for bone growth stimulation products for non-healing fractures in the United States, and another has a dominant share of the market for use of their device as an adjunct to spinal fusion surgery. In addition, several large, well-established companies sell fracture fixation devices similar in function to those sold by the Company.

     Many participants in the medical technology industry, including the Company's competitors, have substantially greater capital resources, research and development staffs and facilities than the Company. Such participants have developed or are developing products that may be competitive with the products that have been or are being developed or researched by the Company. Other companies are developing a variety of other products and technologies to be used in the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound.

     Many of the Company's competitors have substantially greater experience than the Company in conducting research and development, obtaining regulatory approvals, manufacturing, and marketing and selling medical devices. Any failure by the Company to develop products that compete favorably in the marketplace would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Research and Development" and "Item 1 - Business - Competition."

TECHNOLOGY IN THE MEDICAL DEVICE INDUSTRY CHANGES RAPIDLY. IF THE COMPANY IS NOT ABLE TO KEEP UP WITH TECHNOLOGICAL ADVANCES BY ITS COMPETITORS, THE BUSINESS WILL BE HARMED.

     The medical device industry is characterized by rapid and significant technological change. There can be no assurance that the Company's competitors will not succeed in developing or marketing products or technologies that are more effective or less costly, or both, and which render the Company's products obsolete or non-competitive. In addition, new technologies, procedures and medications could be developed that replace or reduce the value of the Company's products. The Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Because of the lengthy testing period required to develop new products and the costly FDA approval process, there can be no assurance that the Company's new product development efforts will result in any commercially successful products or will do so in a timely manner. A failure to develop new products could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Item 1 - Business
- Research and Development."

THE INDUSTRY FACES A HIGH RISK OF PRODUCT LIABILITY CLAIMS.

     The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company for its bone growth stimulation products. Over the years, the Company has had limited product liability claims associated with the former CPM products, all of which have been or are being managed by the Company's insurance carrier.

     The Company maintains a product liability and general liability insurance policy with coverage of an annual aggregate maximum of $2.0 million per occurrence. The product liability and general liability policy is provided on an occurrence basis. The policy is subject to annual renewal. In addition, the Company maintains an umbrella excess liability policy, which covers product and general liability with coverage of an additional annual aggregate maximum of $25.0 million.

     Based on the history of claims, the Company believes the levels of insurance coverage are adequate, however, there can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Item 1- Business - Product Liability Insurance."

LEGISLATIVE REFORM OF THE HEALTHCARE INDUSTRY COULD HAVE A NEGATIVE EFFECT ON THE COMPANY'S BUSINESS.

     In response to complaints from patients against insurance companies and recent and continued expectations of rises in the cost of health care insurance coverage, the health care industry is being reviewed and investigated by public and private groups to (i) increase access to health care for the uninsured and underinsured people, (ii) control the escalation of health care expenditures within the economy and (iii) use health care reimbursement policies to help control federal expenditures. Although this has been an ongoing public debate for a number of years that has not resulted in substantial federal or state legislation fundamentally changing the health care industry business model, the Company expects public debate of these issues continue. The Company cannot predict which, if any, of current reform proposals will be adopted and when they might be adopted and what effect such reform would have on patient's ability to seek reimbursement for use of our product and the costs associated with regulatory and health care program compliance.

     Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations and ability to market its products and future products as currently contemplated.

INCREASED INVESTIGATION OF HEALTH CARE PROVIDERS.

     The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations, specifically those relating to the Medicare and Medicaid programs, can be subject to government review and interpretations, as well as regulatory actions unknown and unasserted at this time. Recently, federal government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments of previously billed and collected revenues from patient services. Management believes that the Company is in substantial compliance with current laws and regulations.

                          RISKS RELATED TO OUR BUSINESS

THE DIVESTITURE OF THE CPM DIVISION HAS CAUSED SOME DISTRACTIONS FOR THE COMPANY'S MANAGEMENT.

     In July 2001, the Company sold its CPM business and began focusing on its core business in the fracture healing and spinal repair segment of the orthopedic market. In connection with the sale, the Company is obligated to assist the buyer in certain transition functions for the first year following the sale. Consequently, the Company's management has had to devote some time assuring the smooth transition of the CPM business. In addition, in November 2001, the buyers of the CPM business filed a suit against the Company, claiming, among other things, that the company did not fulfill the post closing obligations and that the value of some purchased assets were overestimated. This suit also challenges whether the Company will receive the contingent $2.5 million payment in the year following the closing. Management has also had to manage this litigation. These issues related to the sale of the CPM business could distract management's focus on the transition back to the core bone growth stimulation business.

FOLLOWING THE SALE OF THE CPM BUSINESS, THE COMPANY HAS BECOME HIGHLY DEPENDENT ON THE SALES OF TWO PRIMARY PRODUCTS AND HAVE INVESTED HEAVILY IN A FUTURE PRODUCT WHICH MAY NOT BE AVAILABLE FOR SALE FOR SOME TIME.

     Following the sale of the CPM business, the Company's business focused on the sales of two primary products, the OL1000 and SpinaLogic. The Company believes that, to sustain long-term growth, it must continue to develop and introduce additional products and expand approved indications for its remaining products. The development and commercialization by the Company of additional products will require substantial product development, regulatory review, and clinical testing all of which may be expensive and lengthy. There can be no assurance that the Company will develop new products or expand indications for existing products in the future or that the Company will be able to manufacture or market such products successfully. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Products" and "Item 1 -- Business -- Competition."

IF THE MEDICAL COMMUNITY DOES NOT ACCEPT THE COMPANY'S PRODUCTS AS ALTERNATIVES TO CURRENT PRODUCTS AND PROCEDURES, SALES WILL NOT GROW AND BUSINESS WILL BE ADVERSELY AFFECTED.

     The long-term commercial success of the OL1000 and SpinaLogic and the Company's other products will depend in significant part upon their widespread acceptance by a significant portion of the medical community as a safe, efficacious and cost-effective alternative to invasive procedures. The Company is unable to predict how quickly, if at all, members of the orthopedic medical community may accept its products. The widespread acceptance of the Company's primary products represents a significant change in practice patterns for the orthopedic medical community and in reimbursement policy for third party payors. Historically, some orthopedic medical professionals have indicated hesitancy in prescribing bone growth stimulator products such as those manufactured by the Company. As the newest product to the market, SpinaLogic's sales and acceptance by the medical community is not certain. Failure of the Company and its distributors to create widespread market acceptance by the orthopedic medical community and third party payors of our products would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Third Party Payment."

THE COMPANY'S ABILITY TO COMPETE COULD BE JEOPARDIZED IF IT IS UNABLE TO OBTAIN AND PROTECT ITS INTELLECTUAL PROPERTY OR RETAIN LICENSES FOR INTELLECTUAL PROPERTY.

     In this industry, a company's success depends in part on its ability to obtain and maintain patent protection for products and processes, to preserve its trade secrets and proprietary know-how and to operate without infringing the proprietary rights of third parties.

     While the Company holds title to numerous United States and foreign patents and patent applications, as well as licenses to numerous United States and foreign patents, no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors, or that any of the patents held by or licensed to the Company will be held valid if subsequently challenged. See "Item 1 - Business - Patents, Licenses and Proprietary Rights." The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. The Company licenses the technology in the BioLogic and OrthoFrame technologies for which it pays a royalty.

     There has been substantial litigation regarding patent and other intellectual property rights in the orthopedic industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. There can be no assurance that the results of such litigation would be favorable to the Company. In addition, competitors may employ litigation to gain a competitive advantage. Adverse determinations in litigation could subject the Company to significant liabilities, and could require the Company to seek licenses from third parties or prevent the Company from manufacturing, selling or using its products, any of which determinations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business
- Patents, Licenses and Proprietary Rights."

     In addition the licenses for the technology used by the Company in the BioLogic and OrthoFrame products may be terminated by the licensor if the Company breaches any material provision of such license. The termination of any license would have a material adverse effect on the Company's business, financial condition and results of operations.

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

SALES FOR ONE OF THE COMPANY'S PRIMARY PRODUCTS DEPENDS ON THE SUCCESS OF A DISTRIBUTOR WHICH HAS BEEN GIVEN EXCLUSIVE DISTRIBUTION RIGHTS.

     Substantial portions of the Company's sales related to the OL1000 and affiliated products are generated through the Company's internal sales force of approximately 38 employees. The Company distributes SpinaLogic through an exclusive sales distribution agreement with DePuy AcroMed. If DePuy AcroMed does not generate sales sufficient to meet the agreed upon annual minimum sales, and if the Company becomes dissatisfied with SpinaLogic distribution, the Company may terminate the distribution agreement and train its internal sales staff to include SpinaLogic sales. The delay associated with termination of DePuy AcroMed and building and training a new sales force would have an adverse effect on the Company's sales of SpinaLogic. See "Item 1 - Business - Marketing and Sales."

THE COMPANY'S RELIANCE ON A PRIMARY SUPPLIER COULD RESULT IN DISRUPTION OF OPERATIONS.

     The Company purchases the microprocessor used in the OL1000 and SpinaLogic devices from a single manufacturer. Although there are feasible alternate microprocessors that might be used immediately, all are produced by one single supplier. In addition, there are single suppliers for other components used in the OL1000 and SpinaLogic devices and only two suppliers for the magnetic field sensor employed in them. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Therefore, the Company maintains sufficient inventories of such components in an attempt to ensure availability of finished products in the event of supply shortage or in the event that a redesign is required. The Company maintains a supply of certain OL1000 and SpinaLogic components to meet sales forecasts for 3 to 12 months.

     Chrysalin, which is currently only in the clinical trial phase, is produced by a third party sole supplier.

     Any delay or interruption in supply of components or products could significantly impair the Company's ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations.

IF THE COMPANY IS NOT ABLE TO RETAIN AND COMPETE FOR KEY MANAGEMENT AND TECHNICAL EMPLOYEES, ITS LONG-TERM BUSINESS WILL BE ADVERSELY AFFECTED.

     The success of the Company is dependent in large part on the ability of the Company to attract and retain its key management, operating, technical, marketing and sales personnel as well as clinical investigators who are not employees of the Company. Such individuals are in high demand, and the identification, attraction and retention of such personnel could be lengthy, difficult and costly. The Company competes for its employees and clinical investigators with other companies in the orthopedic industry and research and academic institutions. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the expansion of its business. A loss of the services of one or more members of the senior management group, or the Company's inability to hire additional personnel as necessary, could have an adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Employees."

THE RESULTS OF OPERATIONS ARE AFFECTED BY A NUMBER OF CONDITIONS WHICH ARE OUTSIDE THE COMPANY'S CONTROL.

     The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company has experienced significant operating losses since its inception and had an accumulated deficit of approximately $96 million at December 31, 2001. There can be no assurance that the Company will ever generate sufficient revenues to attain operating profitability or retain net profitability on an on-going annual basis. In addition, the Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products; the timing, cost and acceptance of product introductions and enhancements made by the Company or others; levels of third party payment; alternative treatments that currently exist or may be introduced in the future; completion of acquisitions and divestitures; changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development and regulatory, clinical and other expenditures. See "Item 1 - Business - Competition."

THE COMPANY'S STOCK PRICE IS VOLATILE AND FLUCTUATES DUE TO A VARIETY OF
FACTORS.

     The stock price has varied significantly in the past and may vary in the future due to a number of factors including:

     *    fluctuations in the Company's operating results;
     * developments in litigation to which the Company or a competitor is subject;
     * announcements and timing of potential acquisitions, divestitures, conversion of preferred stock;
     * announcements of technological innovations or new products by the Company or its competitors;
     *    FDA and international regulatory actions;
     *    actions with respect to reimbursement matters;
     * developments with respect to patents or proprietary rights of the Company or competitors;
     * public concern as to the safety of products developed by the Company or others;
     * changes in health care policy in the United States and internationally;
     * changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally; and
     *    general market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's stock.

     Developments in any of these areas, which are more fully described elsewhere in "Item 1 - Business," "Item 3 - Legal Proceedings," and "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no debt and no derivative instruments at December 31, 2001.

     The Company does not use foreign currency exchange forward contracts or commodity contracts to limit its exposure. The Company is not currently vulnerable to a material extent to fluctuations in interest rates, commodity prices, or foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated balance sheets, as of December 31, 2001 and 2000, and consolidated statements of operations, stockholders' equity and cash flows for each of the years in the period ended December 31, 2001, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth on the "F" pages following this report. Other required financial information is set forth herein, as more fully described in Part IV, Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company:

NAME                     AGE     TITLE
----                     ---     -----
Thomas R. Trotter        54      Chief Executive Officer, President and Director
Sherry A. Sturman        37      Vice President of Finance and Administration, Chief Financial Officer
Ruben Chairez, Ph.D.     59      Vice President of Medical Regulatory and Compliance
Jeff Culhane             35      Vice President of Manufacturing and Product Development
Shane P. Kelly           32      Vice President of Sales
Donna L. Lucchesi        38      Vice President of Marketing
James T. Ryaby, Ph.D.    43      Vice President of Research and Clinical Affairs

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

     Sherry A. Sturman joined the company as Director of Finance in October 1997 and began serving as the Vice President of Administration, and Chief Financial Officer in June 2001. From 1994 to 1997, Ms. Sturman was employed as the Chief Financial Officer for ComCare, a large managed care company based in Phoenix. She has over fifteen years of financial management experience in both healthcare and public companies. She is a Certified Public Accountant, with a Masters in Business Administration.

     Ruben Chairez, Ph.D., joined the Company in May 1998 as Vice President, Medical Regulatory and Compliance. From November 1993 through April 1998, Dr. Chairez served as Vice President, Regulatory Affairs/Quality Assurance of SenDx Medical, Inc., a manufacturer of blood gas analyzer systems. From July 1990 to November 1993, Dr. Chairez was the Director of Regulatory Affairs with GlenProbe Incorporated, an in-vitro diagnostic device manufacturer.

     Jeff Culhane joined the company as Vice President, Product Development & Engineering in June 1998. From May 1993 to June 1998, Mr. Culhane held Industrial Design and Manager of Product Development positions at OrthoLogic Canada (previously Toronto Medical Corp.). His related product development experience includes bone growth stimulators, continuous passive motion devices and cryotherapy.

     Shane P. Kelly joined the Company in 1991 as a Field Sales and Service Representative. Since then, he has held numerous positions within the company in the area of sales, managed care and operations. He was named Vice President of Sales in 2000. Mr. Kelly received an undergraduate degree in business from Tulane University and a Master's Degree in International Management from Thunderbird, the American Graduate School of International Management.

     Donna L. Lucchesi joined the Company in August 1998 as Director of Marketing - Injectable Products. She was promoted to Director of Marketing in February 2000 and moved into her current position as Vice President of Marketing in January 2001. From 1990 to 1998, Ms. Lucchesi held a variety of marketing positions at Mallinckrodt, Inc. in St. Louis, Missouri, most recently as Director of Health Care Systems Marketing. She holds a Master's Degree in Business Administration from Washington University.

     James T. Ryaby, Ph.D., joined the company as Director of Research in 1991 and became Vice President of Research in 1997. Prior to joining OrthoLogic, he was a research scientist at Mt. Sinai School of Medicine in New York, where he received his Ph.D. degree in cellular biology. His current research interests are applications of cytokines, growth factors, and electromagnetic fields in musculoskeletal tissue repair. Dr. Ryaby also serves as Adjunct Professor of Bioengineering at Arizona State University.

     Information in response to this Item is also incorporated by reference to
(i) the biographical information relating to the Company's directors under the caption "Election of Directors" and the information relating to Section 16 compliance under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 17, 2002 (the "Proxy Statement"). The Company anticipates filing the Proxy Statement within 120 days after December 31, 2001.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.   Financial Statements

          The following financial statements of OrthoLogic Corp. and Independent Auditors' Report are listed in addendum F.

               Independent Auditors' Report

               Consolidated Balance Sheets - December 31, 2001 and 2000.

               Consolidated Statements of Operations - Each of the three years in the period ended December 31, 2001.

               Consolidated Statements of Comprehensive Income - Each of the three years in the period ended December 31, 2001.

               Consolidated Statements of Stockholders' Equity - Each of the three years in the period ended December 31, 2001.

               Consolidated Statements of Cash Flows - Each of the three years in the period ended December 31, 2001.

               Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

               Independent Auditors Consent and Report on Schedule.

               Valuation and Qualifying Accounts

Financial Statement Schedules
Independent Auditors Consent and Report on Schedule.

                                             Balance                                      Balance
                                          at beginning    Charged to                      at end
Valuation and Qualifying Accounts           of period      Expenses      Write-offs      of period
                                           -----------    -----------    -----------    -----------
Allowance for doubtful accounts,
  sales discounts and sales adjustments:

Balance December 31, 1998                  (19,317,824)
1999 Additions charged to expense                         (18,800,728)
1999 Deductions to allowance                                              22,615,832
Balance December 31, 1999                                                               (15,502,720)

Balance December 31, 1999                  (15,502,720)
2000 Additions charged to expense                         (16,348,442)
2000 Deductions to allowance                                              18,049,371
Balance December 31, 2000                                                               (13,801,791)

Balance December 31, 2000                  (13,801,791)
2001 Additions charged to expense                          (6,770,362)
2001 Deductions to allowance                                              14,671,489
Balance December 31, 2001                                                                (5,900,664)

Allowance for inventory shrinkage
  and obsolescence:

Balance December 31, 1998                     (748,398)
1999 Additions charged to expense                          (1,422,333)
1999 Deductions to allowance                                               1,190,929
Balance December 31, 1999                                                                  (979,802)

Balance December 31, 1999                     (979,802)
2000 Additions charged to expense                          (3,329,720)
2000 Deductions to allowance                                               3,063,700
Balance December 31, 2000                                                                (1,245,822)

Balance December 31, 2000                   (1,245,822)
2001 Additions charged to expense                          (2,286,868)
2001 Deductions to allowance                                               2,810,923
Balance December 31, 2001                                                                  (721,767)

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


                                        ORTHOLOGIC CORP.


Date: March 28, 2002                    By /s/ Thomas R. Trotter
                                           -------------------------------------
                                           Thomas R. Trotter
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                           DATE
---------                         -----                           ----

/s/ Thomas R. Trotter             President, Chief Executive      March 28, 2002
-----------------------------     Officer and Director
Thomas R. Trotter                 (Principal Executive Officer)


/s/ John M. Holliman III          Chairman of the Board of        March 28, 2002
-----------------------------     Directors and Director
John M. Holliman III


/s/ Fredric J. Feldman            Director                        March 28, 2002
-----------------------------
Fredric J. Feldman


/s/ Elwood D. Howse, Jr.          Director                        March 28, 2002
-----------------------------
Elwood D. Howse, Jr.


/s/ Stuart H. Altman              Director                        March 28, 2002
-----------------------------
Stuart H. Altman, Ph.D.


/s/ Augustus A. White III         Director                        March 28, 2002
-----------------------------
Augustus A. White III, M.D.

                                  Vice President of Finance       March 28, 2002
/s/ Sherry Sturman                and Administration and
-----------------------------     Chief Financial Officer
Sherry Sturman                    (Principal Financial and
                                  Accounting Officer)

                                ORTHOLOGIC CORP.
                      EXHIBIT INDEX TO REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                               (FILE NO. 0-21214)

EXHIBIT                                                                                       FILED
  NO.                   DESCRIPTION                 INCORPORATED BY REFERENCE TO:            HEREWITH
  ---                   -----------                 -----------------------------            --------
  3.1        Amended and Restated Certificate       Exhibit 3.1 to the Company's Form
             of Incorporation                       10-Q for the quarter ended March
                                                    31, 1997 ("March 1997 10-Q")

  3.2        Amended and Restated Certificate       Exhibit 3.2 to the Company's Form
             of Incorporation dated May 9, 2000     10-Q for the quarter ended March
                                                    31, 2000

  3.3        Certificate of Designation in          Exhibit 3.1 to Company's Form 10-Q
             respect of Series A Preferred          for the quarter ended March 31,
             Stock                                  1997 ("March 1997 10-Q")

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

  4.1        Rights Agreement dated as of March     Exhibit 4.1 to the Company's
             4, 1997, between the Company and       Registration Statement on Form 8-A
             Bank of New York, and Exhibits A,      filed with the SEC on March 6, 1997
             B and C thereto

  4.2        1987 Stock Option Plan of the          Exhibit 4.4 to the Company's Form
             Company, as amended and approved       10-Q for the quarter ended June 30,
             by stockholders (1)                    1997 ("June 1997 10-Q")

  4.3        1987 Stock Option Plan of the          Exhibit 4.5 to the Company's June
             Company (1)                            1997 10-Q

  4.4        Stock Purchase Warrant dated March     Exhibit 4.10 to the Company's
             2, 1998, issued to Silicon Valley      1997 10-K
             Bank

  4.5        Antidilution Agreement dated March     Exhibit 4.11 to the Company's
             2, 1998, by and between the            1997 10-K
             Company and Silicon Valley Bank

  4.6        Amendment to Stock Purchase            Exhibit 4.1 to the Company's form
             Warrant dated May 12, 1998, issued     10-Q for the quarter ended March
             to Silicon Valley Bank                 31, 1998

  4.7        Form of Warrant                        Exhibit 4.1 to the Company's Form
                                                    8-K filed on July 13, 1998

  4.8        Registration Rights Agreement          Exhibit 4.2 to the Company's Form
                                                    8-K filed on July 13, 1998

  4.9        1987 Stock Option Plan of the          Exhibit 4.5 to the Company's June
             Company (1)                            1997 10-Q

 10.1        License Agreement dated September      Exhibit 10.6 to January 1993 S-1
             3, 1987, between the Company and
             Life Resonance's, Inc.

 10.2        Form of Indemnification Agreement*     Exhibit 10.16 to January 1993 S-1

 10.3        License Agreement dated December       Exhibit 10.22 to January 1993 S-1
             2, 1992, between Orthotic Limited
             Partnership and Company

 10.4        Co-promotion Agreement dated June      Exhibit 10.1 to the Company's
             23, 1997, by and between the           June 1997 10-Q
             Company and Sanofi
             Pharmaceuticals, Inc.

 10.5        Single-tenant Lease-net dated June     Exhibit 10.2 to the Company's
             12, 1997, by and between the           Form 10-Q for the quarter ended
             Company and Chamberlain                September 30, 1997 ("September
             Development, L.L.C.                    1997 10-Q")

 10.6        Employment Agreement dated October     Exhibit 10.3 to the Company's
             20, 1997, by and between the           September 1997 10-Q
             Company and Thomas R. Trotter,
             including Letter of Incentive
             Option Grant, OrthoLogic Corp.
             1987 Stock Option Plan (1)

 10.7        Employment Agreement effective as      Exhibit 10.40 to the Company's
             of December 15, 1997, by and           1997 10-K
             between the Company and William C.
             Rieger (1)

EXHIBIT                                                                                       FILED
  NO.                   DESCRIPTION                 INCORPORATED BY REFERENCE TO:            HEREWITH
  ---                   -----------                 -----------------------------            --------
 10.8        Registration Rights Agreement          Exhibit 10.45 to the Company's
             dated March 2, 1998, by and            1997 10-K
             between the Company and Silicon
             Valley Bank

 10.9        Licensing Agreement with Chrysalis     Exhibit 10.1 to the Company's
             BioTechnology, Inc.                    September 1998 10-Q

10.10        1998 Management Bonus Program          Exhibit 10.2 to the Company's
                                                    September 1998 10-Q

10.11        Securities Purchase Agreement          Exhibit 10.1 to the Company's
                                                    Form 8-K filed on July 13, 1998

10.12        First Amendatory Agreement to          Exhibit 10.1 to the Company's
             March 4, 1997, Rights Agreement        Form 8-K filed August 24, 1999

10.13        Credit and Security Agreement          Exhibit 10.18 to the Company's
             between the Company and Wells          1999 form 10/KA
             Fargo Business Credit, Inc. dated
             February 28, 2000

10.14        Lease Extension and Amendment          Exhibit 10.19 to the Company's
             Agreement dated September 29, 1998     1999 form 10/KA
             between the Company and the
             Heritage Corp. for the Pickering
             property

10.15        Termination of Co-Promotion            Exhibit 10.2 to the Company's
             Agreement/ Hyalgan between the         form 10Q for the quarter ended
             Company and Sanofi                     September 30, 2000
             Pharmaceuticals, Inc. (2)

10.16        Amendment of Marketing and             Exhibit 10.1 to the Company's
             Distribution Agreement Effective       form 10Q for the quarter ended
             July 12, 2000. (2)                     June 30, 2000.

10.17        Employment Agreement effective         Exhibit 10.22 to the Company's
             December 4, 2000 between the           form 10Q for the quarter ended
             Company and Shane Kelly. (1)           March 31, 2001.

10.18        Employment Agreement effective         Exhibit 10.23 to the Company's
             January 2, 2001 between the            form 10Q for the quarter ended
             Company and Donna Lucchesi. (1)        March 31, 2001.

10.19        Asset Purchase Agreement effective     Exhibit 10.1 to the Company's
             May 8, 2001 between the Company,       form 8-K filed July 26, 2001.
             OrthoLogic Canada, Ltd. and
             OrthoRehab Inc. (2)

10.20        First Amendment to the May 8, 2001     Exhibit 10.2 to the Company's
             Asset Purchase Agreement. (2)          form 8-K filed July 26, 2001.

10.21        Employment Agreement effective                                                      X
             June 1, 2001 between the Company
             and James Ryaby. (1)

10.22        Employment Agreement effective                                                      X
             May 1, 2001 between the Company
             and Sherry Sturman. (1)

10.23        Employment Agreement effective                                                      X
             July 9, 2001 between the Company
             and Jeff Culhane. (1)

10.24        Employment Agreement effective                                                      X
             May 1, 1998 between the Company
             and Ruben Chairez. (1)

 21.1        Subsidiaries of Registrant                                                          X

 23.1        Independent Auditor's Consent and
             Report on Schedule                                                                  X

 99.1        Audit Committee Charter                Exhibit 99.1 to the Company's
                                                    form 10-K filed April 2, 2001.

----------
(1)  Management contract or compensatory plan or arrangement
(2) Filed under confidential treatment request with the Securities and Exchange Commission.
* The Company has entered into a separate indemnification agreement with each of its current direct and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Company has filed the form of such indemnification agreement.

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND STOCKHOLDERS
ORTHOLOGIC CORP.
TEMPE, ARIZONA

We have audited the accompanying consolidated balance sheets of OrthoLogic Corp. and subsidiaries (as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OrthoLogic Corp. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
Phoenix, Arizona
February 19, 2002

ORTHOLOGIC CORP.
CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                               ------------------------------
                                                                   2001             2000
                                                               -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $  19,502,751    $   6,752,973
  Short-term investments [Note 4]                                 11,008,444        2,492,379
  Accounts receivable less allowance for doubtful
    accounts, sales discounts and sales adjustments
    of $5,900,664 and $13,801,791                                 11,361,861       29,951,195
  Inventories, net [Note 5]                                        1,762,063       10,006,665
  Prepaids and other current assets                                  687,555        1,018,992
  Deferred income taxes [Note 7]                                   2,630,659        2,630,659
                                                               -------------    -------------
           Total current assets                                   46,953,333       52,852,863
                                                               -------------    -------------

Rental fleet, equipment & furniture, net [Note 6]                  1,901,928       11,094,065
Deposits and other assets                                             91,752          338,068
Investment in Chrysalis BioTechnology [Note 13]                      750,000          750,000
                                                               -------------    -------------
           TOTAL ASSETS                                        $  49,697,013    $  65,034,996
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $   1,030,957    $   3,029,956
  Accrued compensation                                             2,415,470        3,044,599
  Deferred credits                                                   382,812          358,016
  Accrued royalties [Note 3]                                         163,523          267,618
  Sales and property taxes payable                                   359,793        1,259,579
  Accrued CPM divestiture costs [Note 2]                           1,021,994
  Other accrued expenses                                           1,539,364        1,836,989
                                                               -------------    -------------
           Total current liabilities                               6,913,913        9,796,757
                                                               -------------    -------------
Deferred rent and capital lease obligation                           287,131           87,966
                                                               -------------    -------------
        Total liabilities                                          7,201,044        9,884,723
                                                               -------------    -------------

Commitments and contingencies [Notes 3,9,10,12 and 13]
Series B Convertible Preferred Stock, $1,000 per
  value; 600 and 3,240 shares issued and outstanding;
  liquidation preference, $600,000 and $3,240,000 [Note 8]           600,000        3,240,000
STOCKHOLDERS' EQUITY [NOTE 8]
  Common stock, $.0005 par value;
    50,000,000 shares authorized; and 31,805,418 and
    30,349,941 shares issued and outstanding                          15,920           15,174
  Additional paid-in capital                                     135,326,024      132,331,739
  Common stock to be used for legal settlement                     2,968,600        2,968,750
  Deficit                                                        (96,277,275)     (83,182,628)
  Treasury stock at cost, 41,800 shares at December 31, 2001        (137,300)              --

  Comprehensive loss                                                      --         (222,762)
                                                               -------------    -------------
        Total stockholders' equity                                41,895,969       51,910,273
                                                               -------------    -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  49,697,013    $  65,034,996
                                                               =============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORTHOLOGIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ending December 31,
                                                         -------------    -------------    -------------
                                                             2001             2000             1999
                                                         -------------    -------------    -------------
REVENUES
  Net sales                                              $  41,507,670    $  41,699,626    $  32,578,511
  Net rental                                                17,830,606       39,069,630       42,356,168
  Royalties and fee revenue from co-promotion
    agreement [Note 12]                                      3,017,516        9,310,648        8,296,844
                                                         -------------    -------------    -------------
                                                            62,355,792       90,079,904       83,231,523
                                                         -------------    -------------    -------------
COST OF REVENUES
  Cost of goods sold                                         7,758,654       10,392,292       11,303,309
  Costs of rentals                                           3,590,297        7,897,143        7,200,549
                                                         -------------    -------------    -------------
        Total cost of revenues                              11,348,951       18,289,435       18,503,858
                                                         -------------    -------------    -------------
  GROSS PROFIT                                              51,006,841       71,790,469       64,727,665

OPERATING EXPENSES
  Selling general and administrative                        46,467,358       71,580,178       61,936,094
  Research and development [Note 13]                         3,888,838        4,689,588        2,860,159
  Reversal of restructuring charges                                                             (216,211)
  CPM divestiture and related charges [Note 2]              14,327,315
  Legal settlement [Note 10]                                                  4,498,847
  Write-off of goodwill [Note 1]                                             23,348,074
  Net gain from discontinuation of co-promotion
    agreement [Note 12]                                                        (844,424)
                                                         -------------    -------------    -------------
        Total operating expenses                            64,683,511      103,272,263       64,580,042
                                                         -------------    -------------    -------------
  OPERATING INCOME (LOSS)                                  (13,676,670)     (31,481,794)         147,623
OTHER INCOME (EXPENSE)
  Interest and other income                                    682,319          450,792          225,445
  Interest expense                                             (88,296)        (147,372)         (77,281)
                                                         -------------    -------------    -------------
        Total other income                                     594,023          303,420          148,164
                                                         -------------    -------------    -------------
  INCOME (LOSS) BEFORE INCOME TAXES                        (13,082,647)     (31,178,374)         295,787
  Provision for income taxes [Note 7]                          (12,000)         (12,175)         (57,886)
                                                         -------------    -------------    -------------
  NET INCOME (LOSS)                                        (13,094,647)     (31,190,549)         237,901
  Accretion of non-cash preferred stock dividend                                                (823,991)
                                                         -------------    -------------    -------------
  Net loss applicable to common stockholders             $ (13,094,647)   $ (31,190,549)   $    (586,090)
                                                         =============    =============    =============
  Net loss per common share - basic                      $       (0.42)   $       (1.04)   $       (0.02)
                                                         =============    =============    =============
  Net loss per common share - diluted                    $       (0.42)   $       (1.04)   $       (0.02)
                                                         =============    =============    =============
  Basic and diluted shares outstanding                      31,463,502       29,855,397       26,078,058
                                                         =============    =============    =============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                    Years Ending December 31,
                                                         -----------------------------------------------
                                                             2001             2000             1999
                                                         -------------    -------------    -------------
  Net loss applicable to common stockholders             $ (13,094,647)   $ (31,190,549)   $    (586,090)

  Foreign translation adjustment                               222,762          (47,957)        (134,088)
                                                         -------------    -------------    -------------

  Comprehensive loss applicable to common stockholders   $ (12,871,885)   $ (31,238,506)   $    (720,178)
                                                         =============    =============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORTHOLOGIC CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               ACCUMULATED
                                                                  PAID IN     COMPREHENSIVE  ACCUMULATED    TREASURY
                                           SHARES     AMOUNT      CAPITAL         LOSS         DEFICIT       STOCK         TOTAL
                                         ----------   -------   ------------    ---------   ------------    --------   ------------
Balance January 1, 1999                  25,302,190   $12,649   $119,658,836    $ (40,717)  $(51,405,989)              $ 68,224,779
Accretion of non-cash Preferred Stock                                                           (823,991)                  (823,991)
Exercise of common stock options
  at prices ranging from $2.03
  to $2.88 per share                        282,400       142        728,812                                                728,954
Conversion of Series B Preferred Stock    2,053,003     1,027      4,818,973                                              4,820,000
Foreign translation adjustment                                                   (134,088)                                 (134,088)
Net Income                                                                                       237,901                    237,901
                                         ----------   -------   ------------    ---------   ------------    --------   ------------
Balance December 31, 1999                27,637,593    13,818    125,206,621     (174,805)   (51,992,079)                73,053,555

Exercise of common stock options
  at prices ranging from $2.03 to
  $6.563 per share                           91,637        46        186,428                                                186,474

Conversion of Preferred Stock             2,620,711     1,310      6,938,690                                              6,940,000

Common stock to be used for legal
  settlement [Note 10]                                             2,968,750                                              2,968,750

Foreign translation adjustment                                                    (47,957)                                  (47,957)

Net loss                                                                                     (31,190,549)               (31,190,549)
                                         ----------   -------   ------------    ---------   ------------    --------   ------------
Balance December 31, 2000                30,349,941    15,174    135,300,489     (222,762)   (83,182,628)                51,910,273

Exercise of common stock options
  at prices ranging from $1.84 to
  $4.9375 per share                         124,407        61        354,820                                                354,881

Conversion of Preferred Stock             1,072,870       535      2,639,465                                              2,640,000

Common stock issued in connection
  with legal settlement (Note 10)           300,000       150           (150)                                                    --

Foreign translation adjustment                                                    222,762                                   222,762

Treasury stock repurchases (Note 8)         (41,800)                                                        (137,300)      (137,300)

Net loss                                                                                     (13,094,647)               (13,094,647)
                                         ----------   -------   ------------    ---------   ------------    --------   ------------
Balance December 31, 2001                31,805,418   $15,920   $138,294,624    $       0   $(96,277,275)   (137,300)  $ 41,895,969
                                         ==========   =======   ============    =========   ============    ========   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORTHOLOGIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                             Years Ending December 31,
                                                                    --------------------------------------------
                                                                        2001            2000            1999
                                                                    ------------    ------------    ------------
OPERATING ACTIVITIES
  Net income (loss)                                                 $(13,094,647)   $(31,190,549)   $    237,901

  Adjustments to reconcile net income (loss) to net cash provided from operating activities:

    Depreciation and amortization                                        970,428       5,325,111       6,758,663

    Reversal of restructuring charges                                         --              --        (216,211)

    Common stock issued for legal settlement                                  --       2,968,750              --

    Write-off of Goodwill                                                     --      23,348,073              --

    Loss from CPM divestiture and related charges                     14,327,315              --              --

    Elimination of foreign currency adjustment                           222,762              --              --

Change in operating assets and liabilities:

    Accounts receivable                                               10,728,353         319,569      (3,415,663)

    Inventories                                                        1,962,616        (700,210)      2,653,616

    Prepaids and other current assets                                    (79,039)        (32,239)       (175,153)

    Deposits and other assets                                            246,316         428,518        (421,671)

    Accounts payable                                                    (587,380)        461,151        (469,879)

    Accrued and other current liabilities                             (4,841,732)        574,852        (263,944)
                                                                    ------------    ------------    ------------
       Net cash provided in operating activities                       9,854,992       1,503,026       4,687,659
                                                                    ------------    ------------    ------------
INVESTING ACTIVITIES
  Expenditures for rental fleet, equipment and
  furniture                                                             (806,730)     (1,861,658)     (4,958,701)

  Proceeds from sale of CPM assets                                    12,000,000              --              --

  Officer note receivable                                                     --         157,800        (157,800)

  (Purchase) sale of short term investments                           (8,516,065)     (2,242,379)      5,802,469
  Sale of Hyalgan rights back to Sanofi -
  discontinuation of
    co-promotion agreement                                                    --       3,155,576              --
                                                                    ------------    ------------    ------------
       Net cash (used) provided in investing activities                2,677,205        (790,661)        685,968
                                                                    ------------    ------------    ------------
FINANCING ACTIVITIES
  Payments under long-term debt and capital lease obligations                 --        (121,172)       (159,197)

  Payments on loan payable                                                    --              --        (500,000)

  Payments under co-promotion agreement                                       --              --      (1,000,000)

  Treasury stock purchases                                              (137,300)             --              --

  Net proceeds from stock options exercised and other                    354,881         138,517         594,867
                                                                    ------------    ------------    ------------
       Net cash (used in) provided by financing activities               217,581          17,345      (1,064,330)

NET INCREASE IN CASH AND CASH EQUIVALENTS                             12,749,778         729,710       4,309,297

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           6,752,973       6,023,263       1,713,966
                                                                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 19,502,751    $  6,752,973    $  6,023,263
                                                                    ------------    ------------    ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Conversion of series B preferred stock for common stock             $  2,640,000    $  6,940,000    $  4,820,000

Accretion of non-cash preferred stock dividend                                --              --    $    823,991

Purchase price adjustment related to preacquisition contingencies             --              --    $    175,653

Cash paid during the year for interest                              $     88,296    $     91,467    $     50,510

Cash paid during the year for income taxes                          $    (27,193)   $     12,175    $      3,295

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORTHOLOGIC CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION OrthoLogic Corp. (the "Company" or "OrthoLogic") was incorporated on July 30, 1987 and commenced operations in September 1987. On August 30, 1996, OrthoLogic acquired all of the outstanding capital stock of Sutter Corporation ("Sutter"), which became a wholly owned subsidiary of OrthoLogic. On March 9, 1997, and March 12, 1997, the Company acquired certain assets and assumed certain liabilities of Toronto Medical Corp. ("Toronto") and Danninger Medical Technology, Inc. ("DMTI "). Concurrent with the acquisition of Toronto, the Company formed a wholly owned Canadian subsidiary, known as OrthoLogic Canada Ltd. Each of the acquisitions were related to the Company's continuous passive motion ("CPM") business. On July 11, 2001, the Company sold all its CPM business.

     DESCRIPTION OF THE BUSINESS OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal tissue, with particular emphasis on fracture healing and spinal repair. On January 24, 2001, the Company announced its plans to divest its CPM business. The decision to divest the CPM business was based on a desire by OrthoLogic to refocus all of its activities in the fracture healing and spinal repair segments of the orthopedic market. The CPM business, which was focused on the rehabilitation segment of the orthopedic market, no longer fit in the Company's long-term strategic plan. The CPM business was sold in July 2001. The Company also distributed HYALGAN(R) (sodium hyaluronate), a therapeutic injectable for relief of pain from osteoarthritis of the knee under the terms of an exclusive Co-Promotion Agreement with Sanofi Synthelabs, Inc. ("Sanofi"). The rights to distribute this product began in 1997 and were mutually terminated in October 2000. The Company will continue to receive royalties from Sanofi through 2002.

     OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time. In 1999, the Company exercised its option to license the United States development, marketing, and distribution rights for the fresh fracture indications for Chrysalin(TM), a new tissue repair synthetic peptide. In 2000, the Company exercised its options to license Chrysalin(TM), worldwide for all orthopedic applications.

     During the years ended December 31, 2001, 2000, and 1999, the Company reported net income (losses) of $(13.1) million, $(31.2) million and $.2 million, respectively. The Company anticipates that its cash and short-term investments on hand, cash provided from operations and the funds available from the revolving line of credit (Note 10) will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. There can be no assurance, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control expenditures, become profitable and collect amounts billed to Medicare and private insurers. Because of the process of obtaining reimbursement from third party payors, the Company must maintain sufficient working capital to support operations during the collection cycle. Additional funds may be required if the Company is not successful in any of these areas. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, as may be required.

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

     B. RENTAL FLEET, EQUIPMENT AND FURNITURE ARE stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at inception of the lease. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest. The rental fleet was sold in the sale of the CPM business in 2001.

     C. REVENUE is recognized for sales of the OL1000 and SpinaLogic(R) products at the time the product is placed on the patient. If the sale of either product is to a commercial buyer, revenue is recognized at the time of shipment. Rental revenue for CPM products was recorded during the period of usage. Revenue on rehabilitative ancillary products was generally recognized at the time of shipment. Fee revenue for Hyalgan was based upon the number of units sold at the wholesale acquisition cost less amounts for distribution costs, discounts, rebates, returns, product transfer price, an overhead factor and a royalty factor. Royalty revenue for Hyalgan is based on the sales reported to the Company.

     D. RESEARCH AND DEVELOPMENT represents both costs incurred internally for research and development activities, as well as costs incurred by the Company to fund the research activities with which the Company has contracted. All research and development costs are expensed when incurred.

     E. CASH AND CASH EQUIVALENTS consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

     F. LOSS PER COMMON SHARE is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive.

     G. INTANGIBLE ASSETS. Goodwill from the acquisition of Sutter, Toronto and DMTI was capitalized and amortized on a straight-line basis over 15-20 years. The balance of the Goodwill was determined to be impaired and written off in 2000. The intangible relating to the product distribution rights for Hyalgan acquired in the Co-Promotion Agreement was being amortized over 15 years. The balance of the intangible assets was written off in 2000 when the Co-Promotion Agreement was terminated.

     H. IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. The Company evaluates the recoverability of long-lived assets and intangibles to be held and used by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets and their eventual disposition. Goodwill from acquisitions related to a group of assets being evaluated for impairment is included in the evaluation. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded to write down the carrying value of the asset or group of assets to their estimated fair value. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. For assets to be disposed, the Company reports long-lived assets at the lower of the carrying amount or fair value less cost to sell.

     I. STOCK BASED COMPENSATION. The Company accounts for its stock based compensation plan based on accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which encourages entities to recognize expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25, and provide pro forma earnings per share disclosures for employee stock option grants as if the fair value based method as defined in SFAS No. 123 has been applied. The Company applied the recognition provisions of APB No. 25 and provides the pro forma disclosure provisions of SFAS 123 (See Note 8).

     J. USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $5.9 million and $13.8 million at December 31, 2001 and 2000, respectively) and sales discounts and adjustments which are based primarily on trends in historical collection statistics, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. The Company's products are reimbursed by most third-party payors. However, the payors generally have special medical necessity, and documentation requirements for the Company to receive reimbursement. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $1.9 million and $8.0 million on December 31, 2001 and 2000, respectively. Some billings are subject to review by third party payors and may be subject to adjustments. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are always subject to adjustment, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the period finalized.

     K. NEW ACCOUNTING PRONOUNCEMENT. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.

2. CPM DIVESTITURE AND RELATED CHARGES

     In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. As a result of the decision to divest of the CPM business, and as reflected in the 2000 statement of operations, the Company wrote off the remaining $23.3 million of goodwill related to the CPM business. The goodwill was assessed to be impaired in accordance with Statement of Financial Accounting Standards, No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED.

     In July 2001, the Company announced the sale of its CPM business. In early July 2001, the Company received $12.0 million in cash, with the purchaser assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that had been recorded in the Company's financial statements at a carrying value of approximately $20.7 million during the second quarter of 2001. The Company recorded a $6.9 million charge to write down the CPM assets to their fair value, plus the direct costs of selling the assets which is included in the "Loss from CPM divestiture and related charges" total in the accompanying 2001 Statement of Operations. The Company may receive up to an additional $2.5 million of cash, if certain objectives are achieved by the purchaser of the CPM business. Because there is no reasonable basis for estimating the degree of certainty that these objectives will be reached, the additional contingent consideration has not and will not be recorded in the accompanying financial statements until the cash is actually received by the Company.

     The Company retained all the billed accounts receivable related to the CPM business, with a net carrying value of approximately $10.8 million (net of a $5.2 million allowance for doubtful accounts). The collection staff and supervisor previously responsible for the collection of these receivables are part of the employee team hired by the purchaser of the CPM business. Company management believed that there may be some negative effect to the efficiency of the collection team as the Company has hired contractors to replace the previous collection personnel. As a result during the second quarter of 2001, a charge of $2.8 million was recognized in 2001 and is included in the "CPM Divestiture and Related Charges" total in the accompanying 2001 Statement of Operations. Actual collection results could differ materially from these estimates. Any difference between estimated reimbursement and final determinations will be reflected in the period finalized.

     In connection with the sale of the CPM business, in the second quarter of 2001, the Company notified approximately 331 of the Company's 505 employees that their positions were being eliminated. The accompanying Statement of Operations includes a charge of approximately $3.3 million included in "Loss from CPM divestiture and related charges" for severance and stay-on bonuses that will be paid to individuals during the next year. The Company also recorded additional exit charges of approximately $1.4 million for various costs relating to the CPM divestiture. These other costs are included in the "Loss from CPM divestiture and related charges".

     A summary of the severance and other reserve balances at December 31, 2001 are as follows:

                                   Total       Amount Charged      Cash           Reserves
                                  Charges      Against Assets      Paid       December 31, 2001
                                 ---------     --------------    ---------    -----------------
Severance and stay-on bonus      $   3,300       $      --       $  (2,354)       $     946
Other exit costs                     1,387            (245)         (1,066)              76
                                 ---------       ---------       ---------        ---------
Total non-recurring charges      $   4,687       $    (245)      $  (3,420)       $   1,022
                                 =========       =========       =========        =========

Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter, 2001. The revenue and cost of revenue attributable to the CPM business were:

                                        2001             2000             1999
                                       -------          -------          -------
Revenue                                $28,861          $60,259          $62,862
Cost of revenue                          5,811           14,103           15,947
                                       -------          -------          -------
Gross profit                           $23,050          $46,156          $46,915
                                       =======          =======          =======

Most operating expenses were not directly allocated between the Company's various lines of business. Cash requirements for the revenues and exit costs were funded from the Company's current cash balances.

During the fourth quarter of 2000, the Company recorded a charge of approximately $3.0 million of additional bad debt expense related to the older receivables of the CPM business.

3. LICENSE AGREEMENTS

     The Company has committed to pay royalties on the sale of products or components of products developed under certain product development and licensing agreements. The royalty percentages vary but generally range from 0.5% to 7% of the sales amount for licensed products. The royalty percentage under the different agreements decrease when either a certain sales dollar amount is reached or royalty amount is paid. Royalty expense under these agreements totaled $106,000, $382,000, and $126,000 in 2001, 2000, and 1999 respectively.

4. INVESTMENTS AND FAIR VALUE DISCLOSURES

     At December 31, 2001, marketable securities consisted of municipal and corporate bonds and were classified as held-to-maturity securities. All such securities were purchased with original maturities of less than one year. Such classification requires these securities to be reported at amortized cost.

A summary of the fair market value and unrealized gains and losses on these securities is as follows:

                                                    December 31,
                                        ----------------------------------
                                           2001                   2000
                                        ------------          ------------
     Amortized costs                    $ 11,008,444          $  2,492,379
     Gross unrealized gains                       --                    --
     Gross unrealized losses                 (88,709)              (27,055)
                                        ------------          ------------
     Fair value                         $ 10,919,735          $  2,465,324
                                        ============          ============

     SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about financial instruments; they are subjective in nature and involve uncertainties, matters of judgements, and therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Since the fair market value is estimated at December 31, 2001, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

     For the Company's cash and cash equivalents, the carrying amount is assumed to be the fair market value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of the short maturity of the portfolios. Management believes the terms of these financial instruments approximates the terms in the marketplace under which they could be replaced. Therefore, management believes the fair value approximates the carrying value of these financial instruments

5. INVENTORIES

Inventories consisted of the following:

                                                            December 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------
Raw materials                                     $    828,541     $  6,877,516
Work in progress                                       410,569          471,844
Finished goods                                       1,244,720        3,903,127
                                                  ------------     ------------
                                                     2,483,830       11,252,487
Less allowance for shrinkage and obsolescence         (721,767)      (1,245,822)
                                                  ------------     ------------
Total                                             $  1,762,063     $ 10,006,665
                                                  ============     ============


6. RENTAL FLEET, EQUIPMENT AND FURNITURE

Rental fleet, equipment and furniture consisted of the following:

                                                            December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Rental fleet                                       $         --    $ 18,727,713
Machinery and equipment                               2,095,908       2,223,770
Computer equipment                                    4,513,159       5,627,684
Furniture and fixtures                                  994,016       1,522,844
Leasehold and improvements                              721,638         788,966
                                                   ------------    ------------
                                                      8,324,721      28,890,977
Less accumulated depreciation and amortization       (6,422,793)    (17,796,912)
                                                   ------------    ------------
Total                                              $  1,901,928    $ 11,094,065
                                                   ============    ============

     The rental fleet was sold in the sale of the CPM business in July 2001.

7. INCOME TAXES

     At December 31, 2001, the Company has accumulated approximately $63 million in net operating loss carryforwards and approximately $758,000 of general business and alternative minimum tax credit carryforwards expiring from 2006 through 2021 for federal income tax purposes. State net operating loss carryforwards are similar in amounts, but expire from 2002 through 2021 for state income tax purposes. Stock issuances may cause a change in ownership under the provisions of Internal Revenue Code Section 382; accordingly, the utilization of the Company's net operating loss carryforwards may be subject to annual limitations. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. The components of deferred income taxes at December 31 are as follows:

                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Allowance for bad debts                            $  2,272,000    $  5,521,000
Other accruals and reserves                           1,397,000         956,659
Valuation allowance                                  (1,038,000)     (3,847,000)
                                                   ------------    ------------
Total current                                         2,631,000       2,630,659
                                                   ------------    ------------
Net operating loss and general
  business credit carryforwards                      25,081,000      17,332,000
Deferred revenue                                        963,000              --
Difference in basis of fixed assets                   (369,000)      (1,756,000)
Nondeductible accruals and reserves                     159,000         159,000
Difference in basis of intangibles                    7,839,000       9,203,000
Valuation allowance                                 (33,673,000)    (24,938,000)
                                                   ------------    ------------
Total non current                                            --              --
                                                   ------------    ------------
Total deferred income taxes                        $  2,631,000    $  2,630,659
                                                   ============    ============

                                             Years Ended December 31
The provision for income taxes     --------------------------------------------
are as follows (in thousands):         2001            2000            1999
------------------------------     ------------    ------------    ------------
Current                            $     12,000    $     12,175    $     45,636
Deferred                                     --              --          12,250
                                   ------------    ------------    ------------
Income Tax Provisions              $     12,000    $     12,175    $     57,886

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the year ending December 31:

                                              Years Ended December 31,
                                   --------------------------------------------
                                       2001            2000            1999
                                   ------------    ------------    ------------
Income taxes (benefit)
  at statutory rate                $ (4,578,000)   $(10,912,000)   $     80,000
State income taxes (benefit)           (589,000)     (1,559,000)         28,000
Change in valuation allowance         5,926,000       7,611,000        (471,000)
Other                                  (747,000)      4,872,175         420,886
                                   ------------    ------------    ------------
Net Provision                      $     12,000    $     12,175    $     57,886
                                   ============    ============    ============

There is an examination ongoing with the Canadian taxing authority. Management does not currently expect the outcome of this examination will have a material impact on the Company's financial position or results of operations.

8. STOCKHOLDERS' EQUITY AND SERIES B CONVERTIBLE PREFERRED STOCK

     The number of common shares reserved for issuance under the 1987 Option Plan is 4,160,000 shares. This plan expired during October 1997. In May 1997, the Stockholders adopted a new Stock Option Plan (the "1997 Option Plan"), which replaced the 1987 Option Plan. The 1997 Option Plan reserved for issuance 1,040,000 shares of Common Stock and was amended in 1998 to increase the number of shares of Common Stock reserved for issuance by 275,000 shares. Two types of options may be granted under the 1997 Option Plan: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("Code") and other options not specifically authorized or qualified for favorable income tax treatment by the Code. All eligible employees may receive more than one type of option. Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the 1997 Option Plan.

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

     A summary of the status of the Option Plans as of December 31, 2001, 2000, and 1999, and changes during the years then ended is:

                                             2001                          2000                          1999
                                  ---------------------------   ---------------------------   ---------------------------
                                                  WEIGHTED                      WEIGHTED                      WEIGHTED
                                                   AVERAGE                       AVERAGE                       AVERAGE
                                    SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                  ----------   --------------   ----------   --------------   ----------   --------------
Fixed options outstanding
  at the beginning of year         3,625,846       $ 4.85        3,488,913       $ 5.24        3,384,825       $ 5.66

Granted                            1,348,850         3.40          762,400         3.33          688,850         3.12

Exercised                           (124,407)        2.87         (125,990)        2.37         (282,400)        2.58

Forfeited                           (978,589)        5.27         (499,477)        5.92         (302,362)        7.83
                                  ----------                    ----------                    ----------
Outstanding at end of year         3,871,700       $ 4.30        3,625,846       $ 4.85        3,488,913       $ 5.24
                                  ==========       ======       ==========       ======       ==========       ======
Options exercisable at year-end    2,711,137       $ 4.62        2,734,347       $ 5.09        2,357,717       $ 5.51
                                  ==========                    ==========                    ==========

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                           OUTSTANDING                                EXERCISABLE
                                         ----------------                    -------------------------------
                           NUMBER            WEIGHTED          WEIGHTED         NUMBER           WEIGHTED
      RANGE OF          OUTSTANDING     AVERAGE REMAINING      AVERAGE        EXERCISABLE        AVERAGE
  EXERCISE PRICES      AS OF 12/31/01    CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/01   EXERCISE PRICE
--------------------   --------------    ----------------   --------------   --------------   --------------
$ 1.8100    $ 2.5310       454,500             5.63            $ 2.2951           436,270        $ 2.2926
$ 2.6250    $ 3.0160       461,250             8.90            $ 2.8457           208,979        $ 2.9067
$ 3.0630    $ 3.1880       454,400             9.07            $ 3.1634           163,105        $ 3.1868
$ 3.2500    $ 3.5310       527,100             7.25            $ 3.3327           481,229        $ 3.3300
$ 3.5800    $ 3.9300       557,850             9.35            $ 3.7697           213,955        $ 3.7969
$ 4.0000    $ 5.1250       401,850             7.29            $ 4.7920           218,266        $ 4.8569
$ 5.2500    $ 5.6250       673,500             5.86            $ 5.5267           653,083        $ 5.5276
$ 5.8125    $10.6250       244,950             4.44            $ 6.7912           239,950        $ 6.7868
$12.7500    $12.7500           300             4.50            $12.7500               300        $12.7500
$17.3800    $17.3800        96,000             4.34            $17.3800            96,000        $17.3800
--------    --------     ---------            -----            --------         ---------        --------
$ 1.8100    $17.3800     3,871,700             7.28            $ 4.2969         2,711,137        $ 4.6155
========    ========     =========            =====            ========         =========        ========

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost been computed based on the fair value of awards on the date of grant, as determined using the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001, 2000, and 1999, would have been reduced to the pro forma amount indicated below, followed by the model assumptions used.

                                                        2001          2000          1999
                                                      --------      --------      --------
Estimated weighted-average fair value of options
  granted during the year                             $   2.00      $   2.13      $   1.61
Net loss attributable to common stockholders:
  As reported (in thousands)                          $(13,095)     $(31,191)     $   (586)
  Pro forma (in thousands)                            $(15,020)     $(32,814)     $ (2,525)
Basic and Diluted Net loss per share:
  As reported                                         $  (0.42)     $  (1.04)     $  (0.02)
  Pro forma                                           $  (0.48)     $  (1.10)     $  (0.10)
Black Scholes model assumptions:
  Risk free interest rate                                6.00%         6.00%         6.00%
  Expected volatility                                      60%           70%           60%
  Expected term                                        5 Years       5 Years       5 Years
  Dividend yield                                            0%            0%            0%

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

     Proceeds from the private placement were used to fund new product opportunities, including SpinaLogic and Chrysalin, as well as to complete the re-engineering of the Company's key business processes.

     In August 2001, the Company announced that it authorized a repurchase of up to 1 million shares of the Company's outstanding shares over the next 12 months. The repurchased shares will be held as treasury shares and used in part to reduce the dilution from the Company stock option plans. As of December 31, 2001, the Company had repurchased 41,800 shares at a cost, net of fees, for $137,300 or an average price of $3.28 per share.

     At the close of business on December 31, 2001, 14,400 shares of Series B Convertible Preferred Stock had been converted into 5,746,584 shares of Common Stock.

     At December 31, 2001, there were 2,000,000 shares of Preferred Stock authorized and there were 600,000 Warrants outstanding.

9. COMMITMENTS

     The Company is obligated under non-cancelable operating lease agreements for its office, manufacturing and research facilities. Rent expense for the years ended December 31, 2001, 2000, and 1999, was approximately $1,541,631, $1,767,000 and $1,998,000 respectively. Rent expense in 2001 was offset by $290,000 for rent received from the buyer of the CPM business under a sublease agreement. The sublease agreement currently extends through December 2002 and the Company receives approximately $50,000 per month under the sublease agreement.

     Future lease payments for 2002, 2003, 2004, 2005, 2006, and beyond 2006 are approximately $1,078,000 $1,078,000, $1,078,000, $1,078,000, $1,078,000, and
$989,000, respectively.

     The Company signed an exclusive worldwide sales agreement for a 10-year period, beginning August 18, 2000, with DePuy AcroMed, a unit of Johnson and Johnson, whereby DePuy AcroMed will assume sales responsibility for SpinaLogic, the Company's device used as an adjunctive treatment after lumbar spinal fusion surgeries, in return for a commission to be paid to the company. This sales transition began with full implementation in 2000.

     On February 28, 2000, the Company obtained a $10 million accounts receivable revolving line of credit with a lending institution. At the Company's request, the revolving line of credit was reduced to $4 million on September 24, 2001. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the line of credit. Included in the financial covenants are (1) tangible net worth of not less than $30 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of December 31, 2001, the Company is in compliance with all the financial covenants.

10. LITIGATION

     SETTLEMENT OF CLASS ACTION SUIT NORMAN COOPER, ET AL. V. ORTHOLOGIC CORP. ET AL., MARICOPA COUNTY SUPERIOR COURT, ARIZONA, CASE NO. CV 96-10799, AND RELATED FEDERAL CASES. During 1996, certain class actions lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging violations of Sections 10(b) of the Securities Exchange Act if 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and, as to other defendants, Section 20(a) of the Exchange Act.

     The cases were originally filed in 1996, alleged generally that information concerning the May 31, 1996 letter received by the Company from the FDA regarding the Company's OL1000 Bone Growth Stimulator, and the matters set forth therein, were material and undisclosed, leading to an artificially inflated stock price. Plaintiffs further allege that the Company's non-disclosure of the FDA correspondence and of the alleged practices referenced in that correspondence operated as a fraud against plaintiffs, in that the Company allegedly made untrue statements of material facts or omitted to state material facts in order to make the statement not misleading. Plaintiffs further alleged that once the FDA letter became known a material decline in the stock price of the Company occurred, causing damage to the plaintiffs. All plaintiffs sought class action status, unspecified compensatory damages, fees and costs. The actions were consolidated for all purposes in the United States District Court for the District of Arizona. On March 31, 1999, the judge in the consolidated case before the United States District Court granted the Company Motion to Dismiss and entered an order dismissing all claims in the suit against the Company and two individual officers/directors. The judge allowed certain narrow claims based on insider trading theories to proceed against certain individual defendants. On December 21, 1999, the District Court granted plaintiffs' motion for class certification to include purchasers of common stock between June 4 through June 18, 1996, inclusive.

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

     In early October 2000, the parties negotiated a global settlement of this state court class action and the federal class action described below. In return for dismissal of both the state and federal class actions, and releases by a settlement class comprised of all purchasers of OrthoLogic common stock during the period from January 18 through June 18, 1996, inclusive, the settlement called for $1 million in cash and 1 million shares of newly-issued OrthoLogic common stock. The settlement was presented to the Arizona superior court for approval. The court granted preliminary approval of the settlement and ordered notice to the settlement class by order dated April 30, 2001. Following notice to the settlement class and a hearing on whether to give final approval of the settlement, on August 17, 2001, the superior court gave final approval of the settlement and signed and filed a judgment of dismissal of the action with prejudice. We are not aware of any appeal from the judgment or other challenge to the final approval of the settlement. Pursuant to the terms of the settlement, the cash portion of the settlement fund has already been paid into the settlement fund, with the substantial portion of the $1 million paid form the proceeds of the Company's directors' and officers' liability insurance policy, and the remaining cash paid by the Company. The Company recorded a $3.6 million charge, including legal expenses, for settlement Pursuant to the terms of the settlement and order of the superior court, the Company has issued and delivered 300,000 shares of common stock to plaintiffs' settlement counsel as part of the plaintiffs' counsel's fee award. The remaining 700,000 shares remain to be delivered to the settlement fund pending administration of the claims process under the settlement. Notices have been sent to stockholders of record for the relevant time period to calculate the settlement pool each stockholder is to receive.

     Management believes the settlement is in the best interests of the Company and its shareholders as it frees the Company from the cost and significant distraction of the ongoing litigation. The settlement does not constitute, and should not be construed as, an admission that the defendants have any liability or acted wrongfully in any way with respect to the plaintiffs or any other person.

     The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations, specifically those relating to the Medicare and Medicaid programs, can be subject to government review and interpretations, as well as regulatory actions unknown and unasserted at this time. Recently, federal government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments of previously billed and collected revenues from patient services. Management believes that the Company is in substantial compliance with current laws and regulations.

     UNITED STATES OF AMERICA EX REL. DAVID BARMAK V. SUTTER CORP., UNITED STATES ORTHOPEDIC CORP., ORTHOLOGIC CORP., ET AL., United States District Court, Southern District of New York, Civ Action No 95 Civ 7637. The complaint in this matter was filed in September 1997 under the Qui Tam provisions of the Federal False Claims Act and primarily relates to events occurring prior to the Company's acquisition of Sutter Corporation. The allegations relate to the submission of claims for reimbursement for continuous passive motion exercisers to various federal health care programs. In June 2001, the U.S. Department of Justice and the Company entered into a settlement agreement and the government's amended complaint was dismissed with prejudice. In October 2001, Plaintiff Barmak filed a second amended complaint, pursuing the claim independent of the U.S. Department of Justice. The Company filed a motion to dismiss the second amended complaint on various grounds including that the allegations are barred because of the earlier settlement. The case has just begun discovery. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     ORTHOREHAB, INC. AND ORTHOMOTION, INC. V. ORTHOLOGIC CORPORATION AND ORTHOLOGIC CANADA, LTD., Superior Court of the State of Delaware, County of New Castle, Case No. C.A. No. 01C-11-224 WCC. In November 2001, OrthoRehab, Inc., the company which purchased the assets related to the CPM business of OrthoLogic Corp., filed a complaint in connection with the acquisition of the Company's continuous passive motion business in July 2001 alleging, among other things, that some of the assets purchased were over valued and that the Company had breached its contract. The case is being heard in the Superior Court of the State of Delaware. The Company has denied the Plaintiffs' allegations and intends to defend the matter vigorously. The case is currently in discovery. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     As of December 31, 2001, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business. The costs associated with defending the above allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying financial statements. In management's opinion, the ultimate resolution of the above legal proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

11. 401(K) PLAN

     The Company adopted a 401(k) plan (the "Plan") for its employees on July 1, 1993. The Company may make matching contributions to the Plan on behalf of all Plan participants, the amount of which is determined by the Board of Directors. The Company matched approximately $144,000, $195,000 and $98,000 in 2001, 2000, and 1999 respectively.

12. CO-PROMOTION AGREEMENT - HYALGAN

     The Company entered into an exclusive Co-Promotion Agreement with Sanofi Pharmaceuticals Inc. ("Sanofi") at a cost of $4 million on June 23, 1997, for purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee.

     The Company's sales force began to promote Hyalgan in 1997. Fee revenue of $9.3 and $8.3 was recognized during 2000 and 1999, respectively. In 2000, the Company and Sanofi mutually agreed to terminate this Agreement. The Company has returned the rights to sell Hyalgan back to Sanofi. The Company received $4 million for the return of the rights and to complete a successful transition of the business back to Sanofi by January 1, 2001, and will receive continuing royalties through 2000. Royalty revenue of $3 million was recognized during 2001.

13. CHRYSALIS LICENSING AGREEMENT

     The Company announced in January 1998, that it had acquired a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a world-wide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed a pre-clinical safety and efficacy profile of the product. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and certain milestone payments to Chrysalis by the Company. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. A fee of $750,000 for the initial license was expensed in the third quarter of 1998. In January 1999, the Company exercised its option to license the U. S. development, marketing and distribution rights for Chrysalin, for fresh fracture indications. As part of the license agreement, and in conjunction to FDA clearance to begin human clinical trials for fracture repair, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. In July 2000, the Company made a $2 million payment to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide. In July 2001 the Company paid $1.0 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications including cartilage, tendon and ligament repair. The license agreement calls for the Company to pay certain additional milestone payments and royalty fees, based upon products developed and achievement of commercial services. In March 2002, the Company made a $500,000 milestone payment to Chrysalis for receiving clearance for the FDA to begin a Phase I/II trial for spinal fusion. Except for the $750,000 minority equity interest, all payments made to Chrysalis have been expensed as research and development expenses.

     During 2001 the Company completed a Phase I/II clinical trial utilizing Chrysalin for fresh fracture repair and is currently seeking approval to begin a Phase III trial for that indication. In March 2002, the Company received approval by the FDA to commence a Phase I/II clinical trial for a spinal fusion indication and anticipates initiating a trial in 2002. The Company is currently moving forward with an Investigational New Drug application for Phase I/II human clinical trial for Chrysalin for articular cartilage repair in 2002. There can be no assurance, however, that the clinical trials will result in favorable data or that FDA approvals, if sought, will be obtained. Significant additional costs for the Company will be necessary to complete development of these products.

14. RELATED PARTY TRANSACTIONS

     At December 31, 1999, the Company had an outstanding note receivable from an officer of the Company for approximately $158,000. The loan was increased by approximately $81,000 in January 2000. The principal and interest of both loans were paid in full in 2000.

15. CONDENSED CONSOLIDATED QUARTERLY RESULTS (UNAUDITED)

                                First Quarter      Second Quarter       Third Quarter      Fourth Quarter
                              -----------------   -----------------   -----------------   -----------------
                               2001      2000      2001      2000      2001      2000      2001      2000
                              -------   -------   -------   -------   -------   -------   -------   -------
                                                (000 omitted, except for per share data)
Net revenues                   21,682    22,490    22,094    22,540     9,553    21,011     9,027    24,039
Gross profit                   16,949    17,682    18,195    18,245     8,299    16,709     7,564    19,154
Operating income (loss)           142       700   (15,176)      509       383    (6,431)      843   (26,260)
Net income (loss)                 204       694   (14,986)      549       606    (6,207)    1,081   (26,227)
Net income (loss) per share:
  Basic                          0.01      0.02     (0.48)     0.02      0.02     (0.21)     0.03     (0.87)
  Diluted                        0.01      0.02     (0.48)     0.02      0.02     (0.21)     0.03     (0.87)

     In the third quarter of 2000, the Company expensed $3.6 million for settlement of the class action lawsuits and expensed a $2 million payment to expand its license agreement to include all Chrysalin orthopedic indications worldwide.

     In the fourth quarter of 2000, the Company expensed $27.3 million related to the CPM business comprised of the write-off of impaired Goodwill, adjustments to accounts receivable, expenses related to other legal settlements and a net gain of $844,000 on the discontinuation of the Co-Promotion Agreement for Hyalgan.

     In the second quarter of 2001, the Company expensed $14.3 million related to the divestiture of the CPM business and $1.0 million to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications including cartilage, tendon, and ligament repair.