Form 10-K/A
period 2001-12-31
ORTHOLOGIC CORP
filed 2002-04-01
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

              9 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

This amendment to the OrthoLogic Corp.'s 10-K filed March 29, 2002 amends Item 14 to include the text of Exhibit 23.1 (the auditor's consent), which was inadvertently left off of the original Form 10-K exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) and Rule 12B-15 of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORTHOLOGIC CORP.


Date: April 1, 2002                     By /s/ Thomas R. Trotter
                                           -------------------------------------
                                           Thomas R. Trotter
                                           President and Chief Executive Officer

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

10.10        1998 Management Bonus Program          Exhibit 10.2 to the Company's
                                                    September 1998 10-Q

10.11        Securities Purchase Agreement          Exhibit 10.1 to the Company's
                                                    Form 8-K filed on July 13, 1998

10.12        First Amendatory Agreement to          Exhibit 10.1 to the Company's
             March 4, 1997, Rights Agreement        Form 8-K filed August 24, 1999

10.13        Credit and Security Agreement          Exhibit 10.18 to the Company's
             between the Company and Wells          1999 form 10/KA
             Fargo Business Credit, Inc. dated
             February 28, 2000

EXHIBIT                                                                                       FILED
  NO.                   DESCRIPTION                 INCORPORATED BY REFERENCE TO:            HEREWITH
  ---                   -----------                 -----------------------------            --------
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

10.20        First Amendment to the May 8, 2001     Exhibit 10.2 to the Company's
             Asset Purchase Agreement. (2)          form 8-K filed July 26, 2001.

10.21        Employment Agreement effective         Exhibit 10.21 to the Company's
             June 1, 2001 between the Company       form 10-K for the year ended
             and James Ryaby. (1)                   December 31, 2001.

10.22        Employment Agreement effective         Exhibit 10.22 to the Company's
             May 1, 2001  between the Company       form  10-K for the year ended
             and Sherry Sturman. (1)                December 31, 2001.

10.23        Employment Agreement effective         Exhibit 10.23 to the Company's
             July 9, 2001 between the Company       form 10-K for the year ended
             and Jeff Culhane. (1)                  December 31, 2001.

10.24        Employment Agreement effective         Exhibit 10.24 to the Company's
             May 1, 1998 between the Company        form 10-K for the year ended
             and Ruben Chairez. (1)                 December 31, 2001.

21.1         Subsidiaries of Registrant             Exhibit 21.1 to the Company's
                                                    form 10-K for the year ended
                                                    December 31, 2001.

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