Form 10-Q
period 2002-03-31
ORTHOLOGIC CORP
filed 2002-05-15
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       or

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

       31,917,144 shares of common stock outstanding as of April 30, 2002

                                ORTHOLOGIC CORP.
                                      INDEX

                                                                        Page No.
Part I   Financial Information

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets March 31, 2002 and
         December 31, 2001..................................................   3

         Condensed Consolidated Statements of Operations and of
         Comprehensive Income for the Three months ending
         March 31, 2002 and 2001............................................   4

         Condensed Consolidated Statements of Cash Flows for the three
         months ending March 31, 2002 and 2001..............................   5

         Notes to Unaudited Condensed Consolidated
         Financial Statements...............................................   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  12

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk................................................  16

Part II  Other Information

         Item 1. Legal Proceedings..........................................  23

         Item 6. Exhibits and Reports on Form 8-K...........................  23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                OrthoLogic Corp.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                       March 31,    December 31,
                                                          2002          2001
                                                       ---------     ---------
                                                      (Unaudited)
ASSETS
Cash and cash equivalents                              $  15,162     $  19,503
Short term investments                                    16,158        11,008
Accounts receivable, net                                  10,792        11,361
Inventory, net                                             2,090         1,762
Prepaids and other current assets                            711           688
Deferred income tax                                        2,631         2,631
                                                       ---------     ---------
   Total current assets                                   47,544        46,953

Furniture and equipment                                    8,428         8,325
Accumulated depreciation                                  (6,596)       (6,423)
                                                       ---------     ---------
   Furniture and equipment, net                            1,832         1,902

Investment in Chrysalis BioTechnology                        750           750
Deposits and other assets                                    130            92
                                                       ---------     ---------
   Total assets                                        $  50,256     $  49,697
                                                       =========     =========
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                       $   1,277     $   1,031
Accrued liabilities                                        4,693         5,883
                                                       ---------     ---------
   Total current liabilities                               5,970         6,914

Deferred rent obligations                                    303           287
                                                       ---------     ---------
   Total liabilities                                       6,273         7,201
                                                       ---------     ---------

Series B Convertible Preferred Stock                         600           600

Stockholders' Equity

Common stock                                                  16            16
Additional paid-in capital                               135,367       135,326
Common stock to be used for legal settlement               2,969         2,969
Accumulated deficit                                      (94,832)      (96,278)
Treasury stock                                              (137)         (137)
                                                       ---------     ---------
   Total stockholders' equity                             43,383        41,896
                                                       ---------     ---------

   Total liabilities and stockholders' equity          $  50,256     $  49,697
                                                       =========     =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                OrthoLogic Corp.
   Condensed Consolidated Statements of Operations and of Comprehensive Income
                      (in thousands, except per share data)
                                    Unaudited

                                                            Three months ending
                                                                 March 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Revenues                                                    $  9,609   $ 21,682
Cost of Revenues                                               1,313      4,733
                                                            --------   --------

Gross Profit                                                   8,296     16,949

Operating expenses
  Selling, general and administrative                          6,704     16,103
  Research and development                                       920        704
  Change in estimated collectability of CPM receivables         (600)        --
                                                            --------   --------
      Total operating expenses                                 7,024     16,807
                                                            --------   --------

Operating income                                               1,272        142

Other income                                                     187        129
                                                            --------   --------
Income before income taxes                                     1,459        271

Provision for income taxes                                        13         67
                                                            --------   --------

Net income                                                  $  1,446   $    204
                                                            ========   ========

BASIC EARNINGS PER SHARE
 Net income per common share                                $   0.04   $   0.01
                                                            --------   --------
Weighted average number of
    common shares outstanding                                 32,515     31,140
                                                            --------   --------
DILUTED EARNINGS PER SHARE
Net income per common
   and equivalent shares                                    $   0.04   $   0.01
                                                            --------   --------

Weighted shares outstanding                                   33,300     31,649
                                                            --------   --------
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Net income                                                  $  1,446   $    204
Foreign currency translation adjustment                                     (13)
                                                            --------   --------
Comprehensive income                                        $  1,446   $    191
                                                            ========   ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                OrthoLogic Corp.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                    Unaudited

                                                           Three months ending
                                                                 March 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
OPERATING ACTIVITIES

  Net income                                               $  1,446   $    204
  Noncash items:
    Depreciation and amortization                               173        281

  Change in operating assets and liabilities:
    Accounts receivable                                         569      2,502
    Inventory                                                  (328)     1,413
    Prepaids and other current assets                           (23)      (517)
    Deposits and other assets                                   (38)        81
    Accounts payable                                            246       (841)
    Accrued liabilities                                      (1,174)      (977)
                                                           --------   --------
      Net cash provided in operating activities                 871      2,146
                                                           --------   --------
INVESTING ACTIVITIES

  Expenditures for rental fleet, equipment and furniture       (103)      (430)
  (Purchases) sales of short term investments                (5,150)     1,333
                                                           --------   --------
    Net cash (used) provided in investing activities         (5,253)       903
                                                           --------   --------
FINANCING ACTIVITIES

  Net proceeds from stock option exercises and other             41         27
                                                           --------   --------
    Net cash provided by financing activities                    41         27
                                                           --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    (4,341)     3,076

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               19,503      6,753
                                                           --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 15,162   $  9,829
                                                           ========   ========
Supplemental schedule of non-cash investing and
financing activities:
   Cash paid during the period for interest                $     23   $     20
   Cash paid during the period for income taxes            $      2   $     --

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENT PRESENTATION

     The Condensed Consolidated Balance Sheet as of March 31, 2002 and the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ending March 31, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2002 and 2001 are unaudited. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the Company's financial position, results of operations, and cash flows. The results of operations for the interim periods are not indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 2001 is derived from the Company's audited financial statements included in the 2001 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

     Use of estimates. - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts and sales discounts and adjustments of approximately $3.3 million and $12.7 million at March 31, 2002 and 2001, respectively, which are based primarily on trends in historical collection statistics, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $2.3 million and $7.8 million on March 31, 2002 and 2001, respectively. Some billings are subject to review by such third party payors and may be subject to adjustments. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are always subject to adjustment, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the period finalized.

     In January 2001, the Company announced plans to divest its Continuous Passive Motion ("CPM") business to refocus the Company on its core business of fracture healing and spinal repair (See Note 3).

2.   CO-PROMOTION AGREEMENT FOR HYALGAN

     The Company began selling Hyalgan to orthopedic surgeons in July 1997, under a Co-Promotion Agreement with Sanofi Synthelabo, Inc. (the "Co-Promotion Agreement"). In October 2000, the Company and Sanofi mutually agreed to terminate the agreement. The Company received an up-front cash payment to complete the transition of the business and continuing royalties through 2002.

Hyalgan royalty revenue in the quarter ended March 31, 2002 was $904,000 as compared to Hyalgan royalty revenue of $716,000 for the same period in 2001.

3.   CPM DIVESTITURE AND CHANGE IN ESTIMATED COLLECTABILITY OF CPM RECEIVABLES

     In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. The sale of the CPM business was completed in July 2001. As part of the divestiture, the Company retained the billed accounts receivable related to the CPM business with a net carrying value of approximately $10.8 million (net of a $5.2 million allowance for doubtful accounts). During the first quarter of 2002, the Company changed its estimate of the collectability of the CPM accounts receivable and now anticipates that it will collect $600,000 more in CPM accounts receivable than was estimated at the time of the divestiture.

     A summary of the severance and other reserve balances at March 31, 2001 are as follows:

                                   Total Charges      Amount Charged       Cash           Reserves
                                   June 30, 2001      Against Assets       Paid        March 31, 2001
                                   -------------      --------------      -------      --------------
Severance and stay-on bonus           $ 3,300             $    --         $(2,668)         $   632
Other exit costs                        1,387                (245)         (1,066)              76
                                      -------             -------         -------          -------
Total non-recurring charges           $ 4,687             $  (245)        $(3,734)         $   708

     Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter of 2001. The revenue and cost of revenue attributable to the CPM business were:

                                          2001            2000            1999
                                        --------        --------        --------
Revenue                                 $ 28,861        $ 60,259        $ 62,862
Cost of revenue                            5,811          14,103          15,947
                                        --------        --------        --------
Gross profit                            $ 23,050        $ 46,156        $ 46,915

4.   LICENSING AGREEMENT FOR CHRYSALIN

     The Company announced in January 1998, that it had acquired a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that has shown promise in accelerating the healing process and has completed a pre-clinical safety and efficacy profile of the product. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and certain milestone payments to Chrysalis by the Company. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. A fee of $750,000 for the initial license was expensed in the third quarter of 1998. In January 1999, the Company exercised its option to license the U. S. development, marketing and distribution rights for Chrysalin, for fresh fracture indications. As part of the license agreement, and in conjunction to FDA clearance to begin human clinical trials for fracture repair, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. In July 2000, the Company made a $2 million payment to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide. In July 2001 the Company paid $1.0 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications including cartilage, tendon and ligament repair. The license agreement calls for the Company to pay certain additional milestone payments and royalty fees, based upon products developed and achievement of commercial services. In March 2002, the Company made a $500,000 milestone payment to Chrysalis for receiving clearance from the FDA to begin a Phase I/II trial for spinal fusion. Except for the $750,000 minority equity interest, all payments made to Chrysalis have been expensed as research and development.

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

5.   LITIGATION

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

     In early October 2000, the parties negotiated a global settlement of this state court class action and the federal class action described below. In return for dismissal of both the state and federal class actions, and releases by a settlement class comprised of all purchasers of OrthoLogic common stock during the period from January 18 through June 18, 1996, inclusive, the settlement called for $1 million in cash and 1 million shares of newly-issued OrthoLogic common stock. The settlement was presented to the Arizona superior court for approval. The court granted preliminary approval of the settlement and ordered notice to the settlement class by order dated April 30, 2001. Following notice to the settlement class and a hearing on whether to give final approval of the settlement, on August 17, 2001, the superior court gave final approval of the settlement and signed and filed a judgment of dismissal of the action with prejudice. We are not aware of any appeal from the judgment or other challenge to the final approval of the settlement. Pursuant to the terms of the settlement, the cash portion of the settlement fund has already been paid into the settlement fund, with the substantial portion of the $1 million paid from the proceeds of the Company's directors' and officers' liability insurance policy, and the remaining cash paid by the Company. The Company recorded a $3.6 million charge in 2000, including legal expenses, for settlement. Pursuant to the terms of the settlement and order of the superior court, and the Company has issued and delivered 300,000 shares of common stock to plaintiffs' settlement counsel as part of the plaintiffs' counsel's fee award. The remaining 700,000 shares remain to be delivered to the settlement fund pending administration of the claims process under the settlement. Notices have been sent to stockholders of record for the relevant time period to calculate the settlement pool each stockholder is to receive.

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

6.   LINE OF CREDIT

     The Company has a $4 million revolving line of credit with a lending institution. The Company may borrow up to 75% of eligible account receivable, as defined in the agreement. The interest rate is at prime rate. Interest accruing on any outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less than $30 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million during any fiscal year. As of March 31, 2002, the Company has not utilized this line of credit.

7.   SERIES B CONVERTIBLE PREFERRED STOCK

     As of March 31, 2002, 14,400 shares of Series B Convertible Preferred Stock had been converted into 5,746,584 Shares of common stock. Subsequent to March 31, 2002, an additional 300 shares of Series B Convertible Preferred Stock was converted to an additional 98,838 Shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ending December 31, 2001.

OVERVIEW

     OrthoLogic Corp. ("OrthoLogic" or the "Company") develops, manufactures and markets proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal tissue, with particular emphasis on fracture healing and spinal repair. OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

     In July 2001, the Company sold its Continuous Passive Motion ("CPM") business. The Company's decision to divest the CPM business was based on its desire to refocus all of its activities in the fracture healing and spinal repair segments of the orthopedic market. The CPM business, which is focused in the rehabilitation segment of the orthopedic market, no longer fit in the Company's long-term strategic plans.

     OrthoRehab., Inc. purchased the CPM business for $12.0 million in cash, the assumption of approximately $2.0 million in liabilities and a potential additional payment to OrthoLogic of up to $2.5 million in cash, conditioned on OrthoRehab's ability to collect on certain accounts receivable in the year following the sale. OrthoLogic is currently in litigation with OrthoRehab, Inc. regarding this $2.5 million contingent payment. The litigation is described in greater detail in Note 5.

     Use of estimates. - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts and sales discounts and adjustments of approximately $3.3 million and $12.7 million at March 31, 2002 and 2001, respectively, which are based primarily on trends in historical collection statistics, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $2.3 million and $7.8 million on March 31, 2002 and 2001, respectively. Some billings are subject to review by such third party payors and may be subject to adjustments. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are always subject to adjustment, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the period finalized.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of the financial conditions and results of operations are based upon the Unaudited Condensed Consolidated Financial Statements prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to allowance for doubtful accounts, sales adjustments and discounts, inventories, investments, restructuring, income taxes, contingencies, and litigation. Management bases its estimates on historical experience and various other assumptions and believes its estimates are reasonable under the circumstances, the results of which form the basis for making judgments. Actual results may differ from these estimates.

     The Company recognizes revenue when the product is placed on the patient, or if the sale is to a commercial buyer, at the time of shipment. Estimated reductions to revenues are in the form of sales discounts and adjustments from certain commercial carriers, health maintenance organizations and preferred provider organizations. Changes to estimated revenues are recognized in the period in which the facts that give rise to the changes become known. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of its customers and third-party payors inability to make the required payments. If the financial condition of the third-party payors were to deteriorate, resulting in an ability to make payments, additional allowances might be necessary.

     The Company writes-down its inventory for inventory shrinkage and obsolescence equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If conditions used in determining these valuations changed, future additional inventory write-downs would be necessary.

     The Company considers future taxable income and tax planning strategies in determining the need for valuation allowances. In the event the Company determines it is unable to realize deferred tax assets in the future, an adjustment to the deferred tax asset and charge to income would be necessary in the period such a determination is made.

     The Company holds a minority interest in a company in the technological field in which the Company has a strategic focus. The Company is not publicly traded so it is difficult to determine the value of the investment. Should the investment be determined to be permanently impaired, a charge to income would be recorded in the period such a determination is made.

RESULTS OF OPERATIONS COMPARING THREE MONTH PERIOD ENDING MARCH 31, 2002 TO 2001

REVENUES: The Company's total revenues decreased 55.8% from $21.7 million in 2001 to $9.6 million in the first quarter of 2002. Revenues for the first quarter of 2001 included sales of $14.1 million from the divested CPM business. Sales recorded for our bone growth stimulation products, the OL1000 and SpinaLogic, increased by 25.9% from the first quarter of 2001 to 2002. The significant increase in bone growth stimulation sales is related to the growth in market share for both the OL1000 and SpinaLogic.

Hyalgan royalty revenue was $904,000 in the three month period ended March 31, 2002 compared to Hyalgan fees and sales of $716,000 in 2001. The royalty agreement for Hyalgan will terminate at the end of fiscal year 2002. We anticipate receiving additional royalties of $1.3 million during the remainder of the year.

GROSS PROFIT: Gross profit decreased from $16.9 million in 2001 to $8.3 million in 2002. Gross profit, as a percent of revenue, was 86.3% for the quarter ending March 31, 2002. Gross profit for the same period in 2001 was 78.2%. The majority of the profit margin improvement is the result of the change in the product mix to higher margins since the divestiture of the lower margin CPM business products.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses decreased 58.4% from $16.1 million in the three month period ended March 31, 2001 to $6.7 million in the same period in 2002. The decrease is mainly attributable to the sale of the CPM business and the variable expenses related to that business. SG&A expenses, as a percentage of total revenues, were 69.8% in the three month period ended March 31, 2002 and 74.3% in the same period in 2001.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $920,000 in the three month period ended March 31, 2002, compared to $704,000 for the same period in 2001. This increase is due to $500,000 milestone payment in March 2002 to Chrysalis BioTechnology, Inc. for initiating the Investigative New Drug ("IND") application for a combined Phase I/II human clinical trial of Chrysalin for spinal fusion. Research and development expenses in the first quarter of 2001 reflect the clinical costs of the Phase I/II human clinical trials for fracture repair.

CPM DIVESTITURE AND CHANGE IN ESTIMATED COLLECTABILITY OF CPM RECEIVABLES: In the second quarter of 2001, the Company recorded a $6.9 million charge to write down the CPM assets to their fair value, plus the direct costs of selling the assets. The Company retained all the billed accounts receivable related to the CPM business, with a net carrying value of approximately $10.8 million (net of a $5.2 million allowance for doubtful accounts.) The collection staff and supervisor previously responsible for the collection of these receivables were part of the employee team hired by the purchaser of the CPM business. Company management believed that there would be some negative affects on collections, so an additional charge of $2.8 million was recognized in the second quarter of 2001. During the first quarter of 2002, the Company changed its estimate of the collectability of the CPM Accounts Receivable and now anticipates that it will collect $600,000 more in CPM accounts receivable than was estimated at the time of the divestiture.

     A summary of the severance and other reserve balances at March 31, 2001 are as follows:

                                   Total Charges      Amount Charged       Cash           Reserves
                                   June 30, 2001      Against Assets       Paid        March 31, 2001
                                   -------------      --------------      -------      --------------
Severance and stay-on bonus           $ 3,300             $    --         $(2,668)         $   632
Other exit costs                        1,387                (245)         (1,066)              76
                                      -------             -------         -------          -------
Total non-recurring charges           $ 4,687             $  (245)        $(3,734)         $   708

OTHER INCOME. Other income in the three month periods ending 2002 and 2001 consisted primarily of interest income and increased from $129,000 in the period ended March 31, 2000 to $187,000 for the same period in 2002. The increase is a result of interest earned on the Company's higher cash balances.

NET PROFIT: The Company had a net profit in the period ending March 31, 2002 of $1.4 million compared to a net profit of $204,000 in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2002 the Company had cash and equivalents of $15.2 million compared to $19.5 million as of December 31, 2001. The Company had $16.2 million of short-term investments as of March 31, 2002 compared to $11.0 million at December 31, 2001. The total of both cash and cash equivalents and short term investments increased to $31.3 million at March 31, 2002 compared to $30.5 million as of December 31, 2001.

     In addition, the Company has an available $4.0 million accounts receivable revolving line of credit with a bank. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less than $30 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of March 31, 2002, the Company was in compliance with all the financial covenants.

     Net cash provided by operations during the three month period ended March 31, 2002 was $871,000 compared to $2.1 million in 2001. This decrease was primarily attributed to (1) a smaller decrease in accounts receivable by $1.9 million (comparing the period ended March 31, 2002 to the same period in 2001) and an increase in inventory of $328,000 (in the period ended March 31, 2002) partially offset by (2) an increase in net income of $1.2 million in the period ended March 31, 2002 as compared to the same period in 2001.

     The Company does not expect significant capital investments in 2002 and anticipates that its cash and short term investments on hand, cash from operations and the funds available from its $4.0 million line of credit will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, continue profitability and collect amounts due from third party payors. Additional funds may be required if the Company is not successful in any of these areas.

     The Company's ability to continue funding its planned operations beyond the next 12 months is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

     In August 2001, the Company announced that it authorized a repurchase of up to 1 million shares of the Company's outstanding shares over the next 12 months. The repurchased shares will be held as treasury shares and used in part to reduce the dilution from the Company stock option plans. As of March 31, 2002, the Company had repurchased 41,800 shares at a cost, net of fees, for $137,300 or an average price of $3.28 per share.

     The following table sets forth all known commitments as of March 31, 2002 and the year in which these commitments become due, or are expected to be settled (in thousands):

                                               ACCOUNTS PAYABLE
     YEAR           OPERATING LEASES        AND ACCRUED LIABILITIES      TOTAL
     ----           ----------------        -----------------------      -----
     2002               $   809                    $ 5,970              $ 6,779
     2003               $ 1,078                         --              $ 1,078
     2004               $ 1,078                         --              $ 1,078
     2005               $ 1,078                         --              $ 1,078
     2006               $ 1,078                         --              $ 1,078
     Thereafter         $   989                         --              $   989
                        -------                    -------              -------

     Total              $ 6,110                    $ 5,970              $12,080

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has no debt and no derivative instruments at March 31, 2002.

     The Company's Canadian operations were sold as part of the CPM sale, and the Company has no exposure to foreign exchange rates at March 31, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

DIVESTITURE OF THE CPM DIVISION. In 2000 the Company announced its decision to refocus its core business in the fracture healing and spinal repair segment of the orthopedic market. The CPM business, which was focused in the rehabilitation segment of the orthopedic market, no longer fit in the Company's long-term strategic plans. The sale was finalized in July 2001. Future market price of the Common Stock of the Company could be greatly influenced by the success of the transition back to the core bone stimulation business.

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

DEPENDENCE ON METHODS TO DISTRIBUTE PRODUCT. Substantial portions of the Company's sales are generated through the Company's internal sales force of approximately 38 employees for the OL1000. To enhance market penetration of SPINALOGIC, the Company distributes this product through an exclusive sales distribution agreement with DePuy AcroMed. If DePuy Acromed does not generate sales sufficient to meet the agreed upon annual minimum sales, and if the Company becomes dissatisfied with the SpinaLogic distribution, the Company may terminate the distribution agreement and train its internal sales staff to include SpinaLogic sales. The delay associated with such an event may have an adverse effect on the Company's sales of SpinaLogic, its newest product on the market.

POTENTIAL ADVERSE OUTCOME OF LITIGATION. In October 2000, the Company announced that it had entered into a Memorandum of Understanding regarding settlement of several law suits filed in 1996. See "ITEM 3 - LEGAL PROCEEDING'S." The settlement is still subject to review by the members of the class and the judge who will conduct a fairness hearing before the settlement is accepted. Objections by either party could result in a nullification of the current Memorandum of Understanding, which could result in new settlement terms that are not as favorable to the Company.

DEPENDENCE ON KEY PERSONNEL. The success of the Company is dependent in large part on the ability of the Company to attract and retain its key management, operating, technical, marketing and sales personnel as well as clinical investigators who are not employees of the Company. Such individuals are in high demand, and the identification, attraction and retention of such personnel could be lengthy, difficult and costly. The Company competes for its employees and clinical investigators with other companies in the orthopedic industry and research and academic institutions. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the expansion of its business. A loss of the services of one or more members of the senior management group, or the Company's inability to hire additional personnel as necessary, could have an adverse effect on the Company's business, financial condition and results of operations.

HISTORICAL DEPENDENCE ON PRIMARY PRODUCT: FUTURE PRODUCTS. The Company believes that, to sustain long-term growth, it must continue to develop and introduce additional products and expand approved indications for its remaining products. The development and commercialization by the Company of additional products will require substantial product development, regulatory, clinical and other expenditures. There can be no assurance that the Company's technologies will allow it to develop new products or expand indications for existing products in the future or that the Company will be able to manufacture or market such products successfully. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations.

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

MANAGEMENT OF GROWTH. The Company's future performance will depend in part on its ability to manage change in its operations and changes in the healthcare industry. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its manufacturing, operational and financial control systems and infrastructure, and management information systems, and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company's business, financial condition, and results of operations could be adversely affected.

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

UNCERTAINTY AND POTENTIAL NEGATIVE EFFECTS OF HEALTHCARE REFORM. The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to (i) increase access to health care for the uninsured,
(ii) control the escalation of health care expenditures within the economy and
(iii) use health care reimbursement policies to help control federal expenditures. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and methods of payment, and public debate of these issues will likely continue. Due to uncertainties regarding the outcome of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering health care reform. The Company's plans for increased international sales are largely dependent upon other countries' adoption of managed care systems and their acceptance of the potential benefits of the Company's products and the belief that managed care plans will have a positive effect on sales. For the reasons identified in this and in the preceding paragraph, however, those assumptions may be incorrect. Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations and ability to market its products as currently contemplated.

INTENSE COMPETITION. The orthopedic industry is characterized by intense competition. Currently, there are three major competitors other than the Company selling bone growth stimulation products approved by the FDA for the treatment of nonunion fractures, and two competitors selling bone growth stimulation products for use with spinal fusion patients. The Company estimates that one of its competitors has a dominant share of the market for bone growth stimulation products for non-healing fractures in the United States, and another has a dominant share of the market for use of their device as an adjunct to spinal fusion surgery. In addition, several large, well-established companies sell fracture fixation devices similar in function to those sold by the Company. Many participants in the medical technology industry, including the Company's competitors, have substantially greater capital resources, research and development staffs and facilities than the Company. Such participants have developed or are developing products that may be competitive with the products that have been or are being developed or researched by the Company. Other companies are developing a variety of other products and technologies to be used in the treatment of fractures and spinal fusion's, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound. Many of the Company's competitors have substantially greater experience than the Company in conducting research and development, obtaining regulatory approvals, manufacturing, and marketing and selling medical devices. Any failure by the Company to develop products that compete favorably in the marketplace would have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION. The Company's current and future products and manufacturing activities are and will be regulated under the FDC Act. The Company's current BioLogic technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent level of FDA review for medical devices and are required to be tested under IDE clinical trials and approved for marketing under a PMA. The Company's fracture fixation devices are Class II devices that are marketed pursuant to 510(k) clearance from the FDA. Chrysalin, as a new drug, is subject to clinical trial and Good Manufacturing Practices review similar to those that apply to the BioLogic technology-based products. The FDA and comparable agencies in many foreign countries and in state and local governments impose substantial limitations on the introduction of medical devices through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, typically include significant limitations on the indicated uses for which a product may be marketed. In addition, approved products may be subject to additional testing and surveillance programs required by regulatory agencies, and product approvals could be withdrawn and labeling restrictions may be imposed for failure to comply with regulatory standards or upon the occurrence of unforeseen problems following initial marketing. The Company is also required to adhere to applicable requirements for FDA GMP, to engage in extensive record keeping and reporting and to make available its manufacturing facilities for periodic inspections by governmental agencies, including the FDA and comparable agencies in other countries. Failure to comply with these and other applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, or operating restrictions and criminal prosecutions. From time to time, the Company receives letters from the FDA regarding regulatory compliance. The Company has responded to all such letters and believes all outstanding issues raised in such letters have been resolved

     Changes in existing regulations or interpretations of existing regulations or adoption of new or additional restrictive regulations could prevent the Company from obtaining, or affect the timing of, future regulatory approvals. If the Company experiences a delay in receiving or fails to obtain any governmental approval for any of its current or future products or fails to comply with any regulatory requirements, the Company's business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON KEY SUPPLIERS. The Company purchases the microprocessor used in the OL1000 and SpinaLogic devices from a single manufacturer. Although there are feasible alternate microprocessors that might be used immediately, all are produced by one single supplier. In addition, there are single suppliers for other components used in the OL1000 and SpinaLogic devices and only two suppliers for the magnetic field sensor employed in them. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Therefore, the Company maintains sufficient inventories of such components in an attempt to ensure availability of finished products in the event of supply shortage or in the event that a redesign is required. The Company maintains a supply of certain OL1000 and SpinaLogic components to meet sales forecasts for 3 to 12 months. Chrysalin, which is currently only in the clinical trial phase, is produced by a third party sole supplier. Any delay or interruption in supply of components or products could significantly impair the Company's ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations.

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

RISK OF PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company for its bone growth stimulation products and only limited claims for its former CPM products. The Company maintains a product liability and general liability insurance policy with coverage of an annual aggregate maximum of $2.0 million per occurrence. The Company's product liability and general liability policy is provided on an occurrence basis. The policy is subject to annual renewal. In addition, the Company maintains an umbrella excess liability policy, which covers product and general liability with coverage of an additional annual aggregate maximum of $25.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          See "Note 5 - Litigation" of the Notes to the Condensed Consolidated Financial Statements above.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS

     (a)  Exhibit Index

          None.

     (b)  Reports on Form 8-K

          None.

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


ORTHOLOGIC CORP.
----------------
(Registrant)


Signature                                     Title                                 Date
---------                                     -----                                 ----
/s/ Thomas R. Trotter        President and Chief Executive Officer              May 10, 2002
------------------------     (Principal Executive Officer)
Thomas R. Trotter


/s/ Sherry A. Sturman        Vice-President and Chief Financial Officer         May 10, 2002
------------------------     (Principal Financial and Accounting Officer)
Sherry A. Sturman

                                OrthoLogic Corp.
                 Exhibit Index to Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended March 31, 2002

                                               Incorporated by          Filed
Exhibit No       Description                    Reference to:          Herewith
----------       -----------                    -------------          --------

None