Form 10-Q
period 2002-06-30
ORTHOLOGIC CORP
filed 2002-08-16
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

        32,019,457 shares of common stock outstanding as of July 31, 2002

                                ORTHOLOGIC CORP.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I  Financial Information

        Item 1. Unaudited Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 2002 and
        December 31, 2001 ..................................................   3

        Condensed Consolidated Statements of Operations and of
        Comprehensive Income for the Three months and Six months
        ended June 30, 2002 and 2001 .......................................   4

        Condensed Consolidated Statements of Cash Flows for the
        Six months ended June 30, 2002 and 2001 ............................   5

        Notes to Unaudited Condensed Consolidated Financial Statements .....   6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................  13

        Item 3. Quantitative and Qualitative Disclosures about
                Market Risk ................................................  20

Part II Other Information

        Item 1. Legal Proceedings ..........................................  25

        Item 4. Submission of Matters to Vote of Security Holders ..........  25

        Item 6. Exhibits and Reports on Form 8-K ...........................  26

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                ORTHOLOGIC CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             June 30,    December 31,
                                                                2002         2001
                                                             ---------    ---------
                                                            (Unaudited)
ASSETS

Cash and cash equivalents                                    $  10,495    $  19,503
Short-term investments                                          18,669       11,008
Accounts receivable, net                                        10,314       11,361
Inventory, net                                                   2,529        1,762
Prepaids and other current assets                                  822          688
Deferred income tax                                              2,631        2,631
                                                             ---------    ---------
   Total current assets                                         45,460       46,953
                                                             ---------    ---------

Furniture and equipment                                          8,522        8,325
Accumulated depreciation                                        (6,769)      (6,423)
                                                             ---------    ---------
    Furniture and equipment, net                                 1,753        1,902

Long-term investments                                            3,396           --
Investment in Chrysalis BioTechnology                              750          750
Deposits and other assets                                           96           92
                                                             ---------    ---------
  Total assets                                               $  51,455    $  49,697
                                                             =========    =========
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                             $   1,307    $   1,031
Accrued liabilities                                              4,110        4,861
Accrued liabilities on CPM divestiture and related charges         473        1,022
                                                             ---------    ---------
    Total current liabilities                                    5,890        6,914

Deferred rent                                                      319          287
                                                             ---------    ---------
   Total liabilities                                             6,209        7,201
                                                             ---------    ---------

Series B Convertible Preferred Stock                                --          600

Stockholders' Equity

Common stock                                                        16           16
Additional paid-in capital                                     135,974      135,326
Common stock to be used for legal settlement                     2,969        2,969
Accumulated deficit                                            (93,576)     (96,278)
Treasury stock                                                    (137)        (137)
                                                             ---------    ---------
   Total stockholders' equity                                   45,246       41,896
                                                             ---------    ---------
    Total liabilities and stockholders' equity               $  51,455    $  49,697
                                                             =========    =========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OF COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                    Unaudited

                                                            Three months ended June 30,    Six months ended June 30,
                                                            ---------------------------    -------------------------
                                                                2002           2001           2002           2001
                                                              --------       --------       --------       --------
Revenues
   Net sales                                                  $  9,238       $ 12,777       $ 17,942       $ 25,226
   Net rentals                                                                  8,739                        17,256
   Royalties and fee revenue from co-promotion agreement           467            578          1,371          1,294
                                                              --------       --------       --------       --------
      Total net revenues                                         9,705         22,094         19,313         43,776
                                                              --------       --------       --------       --------
Cost of Revenues
  Cost of goods sold                                             1,443          2,315          2,755          5,125
  Cost of rentals                                                               1,584                         3,506
                                                              --------       --------       --------       --------
    Total cost of revenues                                       1,443          3,899          2,755          8,631
                                                              --------       --------       --------       --------
Gross Profit                                                     8,262         18,195         16,558         35,145
                                                              --------       --------       --------       --------
Operating expenses
  Selling, general and administrative                            6,652         17,087         13,356         33,190
  Research and development                                         749          1,957          1,669          2,661
  CPM divestiture and related charges (gains)                     (226)        14,327           (826)        14,327
                                                              --------       --------       --------       --------
      Total operating expenses                                   7,175         33,371         14,199         50,178
                                                              --------       --------       --------       --------
Operating income (loss)                                          1,087        (15,176)         2,359        (15,033)

Other income                                                       181            130            368            259
                                                              --------       --------       --------       --------
Income (loss) before income taxes                                1,268        (15,046)         2,727        (14,774)

Provision for income taxes                                          12            (60)            25              8
                                                              --------       --------       --------       --------
Net Income (loss)                                             $  1,256       $(14,986)      $  2,702       $(14,782)
                                                              ========       ========       ========       ========
BASIC EARNINGS PER SHARE

Net income (loss) per common
    share                                                     $   0.04       $  (0.48)      $   0.08       $  (0.47)
                                                              --------       --------       --------       --------
Weighted average number of
    common shares outstanding                                   32,609         31,444         32,556         31,293
                                                              --------       --------       --------       --------
DILUTED EARNINGS PER SHARE

Net income (loss) per common
   and equivalent share                                       $   0.04       $  (0.48)      $   0.08       $  (0.47)
                                                              --------       --------       --------       --------
Weighted shares outstanding                                     33,415         31,444         33,364         31,293
                                                              --------       --------       --------       --------
Consolidated Statement of Comprehensive Income

Net income (loss)                                             $  1,256       $(14,986)      $  2,702       $(14,782)
                                                              --------       --------       --------       --------
Foreign translation adjustment                                      --            236             --            223
                                                              --------       --------       --------       --------
Comprehensive income (loss)                                   $  1,256       $(14,750)      $  2,702       $(14,559)
                                                              ========       ========       ========       ========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                          Six months ending
                                                                              June 30,
                                                                        --------------------
                                                                          2002        2001
                                                                        --------    --------
OPERATING ACTIVITIES

  Net income (loss)                                                     $  2,702    $(14,782)
  Noncash items:
    Depreciation and amortization                                            347         586
    CPM divestiture and related charges                                               14,327

  Net change on other operating items:
    Accounts receivable                                                    1,047       2,970
    Inventory                                                               (767)      1,195
    Prepaids and other current assets                                       (134)       (385)
    Deposits and other assets                                                 (4)        147
    Accounts payable                                                         276       1,355
    Accrued liabilities                                                     (719)        999
    Accrued liabilities on CPM divestiture and related charges              (549)       (177)
                                                                        --------    --------
      Net cash provided by operating activities                            2,199       6,235
                                                                        --------    --------
INVESTING ACTIVITIES

  Expenditures for rental fleet, equipment and furniture                    (198)       (612)
  Purchases of investments                                               (16,125)     (3,630)
  Maturities of investments                                                5,068       2,492
                                                                        --------    --------
    Net cash used in investing activities                                (11,255)     (1,750)
                                                                        --------    --------
FINANCING ACTIVITIES

  Payments on capital leases                                                              53
  Net proceeds from stock option exercises and other                          48         319
                                                                        --------    --------
    Net cash provided by financing activities                                 48         372
                                                                        --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (9,008)      4,857

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            19,503       6,753
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 10,495    $ 11,610
                                                                        ========    ========
Supplemental schedule of non-cash investing and financing activities:
   Conversion of series B preferred stock to common stock               $    600    $  2,640
   Cash paid during the period for interest                             $      3    $     47
   Cash paid during the period for income taxes                         $      9    $     --

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

     Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts and sales discounts and adjustments of approximately $3.4 million and $5.9 million at June 30, 2002 and December 31, 2001, respectively, which are based primarily on trends in historical collection statistics, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $2.3 million and $1.9 million on June 30, 2002 and December 31, 2001, respectively. Some billings are subject to review by such third party payors and may be subject to adjustments. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are always subject to adjustment, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the period finalized.

     In July 2001, the Company divested its Continuous Passive Motion ("CPM") business to refocus the Company on its core business of fracture healing and spinal repair (See Note 3).

2.   CO-PROMOTION AGREEMENT FOR HYALGAN

     The Company began selling Hyalgan to orthopedic surgeons in July 1997, pursuant to a Co-Promotion Agreement with Sanofi Synthelabo, Inc. (the "Co-Promotion Agreement"). In October 2000, the Company and Sanofi mutually agreed to terminate the agreement. The Company received an up-front cash payment to complete the transition of the business and continuing royalties on each unit of Hyalgan distributed by Sanofi from January 1, 2001 through December 31, 2002. Hyalgan royalty revenue in the quarter ended June 30, 2002 was $467,000 as compared to Hyalgan royalty revenue of $578,000 for the same period in 2001 and was $1.4 million for the six month period ended June 30, 2002 compared to $1.3 million for the same period in 2001. The Company anticipates receiving royalties of approximately $800,000 through the end of fiscal year 2002 at which time the royalty agreement will terminate.

3.   CPM DIVESTITURE AND RELATED CHARGES (GAINS)

     In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. The sale of the CPM business was completed in July 2001 for $12.0 million in cash, with the assumption of approximately $2.0 million in liabilities. The Company may receive up to an additional $2.5 million in cash, if certain objectives are achieved by the purchaser of the CPM business. Because there is no reasonable basis for estimating the degree of certainty that the objectives will be reached, the additional contingent consideration has not and will not be recorded in the accompanying financial statements until the cash is actually received by the Company.

     In the second quarter of 2001, the Company recorded a $14.3 million charge to write down the CPM assets to their fair value and related charges, plus the direct cost of selling the assets, which is included in the "CPM divestiture and related charges" total in the accompanying Statement of Operations for the quarter ended June 30, 2001. The charge included $6.9 million directly related to the value of the assets and the direct selling costs, $2.8 million related to the collectibility of the retained accounts receivable, $3.3 million for employee severance and stay on bonuses, and $1.4 million for additional exit charges.

     The Company recorded the $6.9 million charge to write down the CPM assets to their fair value, and account for the direct costs of selling the assets. Fair value was assessed to be the total consideration received for the CPM net assets, which sale closed on July 11, 2001. The Company had previously received non-binding letters-of-intent, which had indicated higher values in the past, but negotiations that ensued during the second quarter of 2001 resulted in a lower final sales price for the CPM net assets.

     The Company retained all the billed accounts receivable related to the CPM business, with a net carrying value of approximately $10.8 million (net of a $5.2 million allowance for doubtful accounts). The net carrying amount reflects a $2.8 million charge in the second quarter to increase the allowance for doubtful accounts. The collection staff and supervisors previously responsible for the collection of these receivables were part of the employee team hired by the purchaser of the CPM business. The purchaser requested an accelerated transition plan to hire the majority of the Company's collection team following the divestiture. The loss of experienced personnel, without a sufficient period to hire and train new staff, changed the Company's estimate of what would be collectable of the retained CPM accounts receivable. The Company hired contractors to replace the previous collection personnel. The Company focused the contract collection staff on working accounts that had been billed during the most recent months. The majority of the additional reserve of $2.8 million was applied to the balance of older CPM related receivables. Actual collection results could differ materially from these estimates. Any difference between estimated reimbursement and final determinations will be reflected in the period finalized.

     At December 31, 2001, the Company had collected $10.2 million of the $10.8 million of net receivables estimated during the second quarter of 2001 for the CPM business. During the first quarter of 2002, collection results were more favorable than anticipated, resulting in collections of approximately $900,000 for the quarter. Based on the improved collection trends during the first quarter of 2002, the Company increased the originally estimated total collections by $600,000, which was recognized as a gain in the Statement of Operations for the quarter ended March 31, 2002. Collection rates during the second quarter were again slightly better than anticipated, with collections of approximately $400,000. Therefore, based on the ongoing favorable collection trends, during the second quarter of 2002, the Company estimated that an additional $226,000 would be collected in the future, which was recognized as a gain in the Statement of Operations for the quarter ended June 30, 2002. At June 30, 2002, the approximate carrying value of the remaining CPM accounts receivable was approximately $180,000.

     In connection with the sale of the CPM business, in the second quarter of 2001, the Company notified approximately 331 of the Company's 505 employees that their positions were being eliminated. A charge of approximately $3.3 million is included in the "CPM divestiture and related charges" for terminated employees. The severance and stay on bonus was based on years of service and position grade level within the Company, respectively. The Company also recorded additional exit charges of approximately $1.4 million for CPM commissions and rent related liabilities not divested as part of the sale, concessions for prepaid rents, and space build out costs relating to the divestiture.

     A summary of the severance and other reserve balances at June 30, 2002 and 2001 are as follows (in thousands):

                                  Reserves        Amount Charged     Cash       Reserves
                             December 31, 2001    Against Assets     Paid     June 30, 2002
                             -----------------    --------------    ------    -------------
Severance                          $  946            $   --         $ (538)      $  408
Other exit costs                       76                              (11)      $   65
                                   ------            ------         ------       ------
Total non-recurring charges        $1,022            $   --         $ (549)      $  473

                                   Total          Amount Charged     Cash       Reserves
                                  Charges         Against Assets     Paid     June 30, 2001
                                  -------         --------------     ----     -------------
Severance                          $3,300                --         $ (177)      $3,123
Other exit costs                    1,387              (245)            --        1,142
                                   ------            ------         ------       ------
Total non-recurring charges        $4,687            $ (245)        $ (177)      $4,265

     Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter of 2001. The revenue and cost of revenue attributable to the CPM business for the six months ended June 30, 2001 were approximately (in thousands):

                    Revenue                      $ 28,015
                    Cost of revenue                 5,943
                                                 --------
                    Gross profit                 $ 22,072

     Operating expenses were not directly allocated between the Company's various lines of business.

     The Company leases its headquarters facility in Tempe, Arizona under an operating lease arrangement. This lease has an expiration date of November 2007. As a result of the Company's sale of its CPM business during 2001, the purchaser of the CPM business subleases from the Company approximately 50% of the facility, which sublease expires in December 2002. It is unlikely that the existing sublease will be renewed. While the Company believes the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. If the Company determines in the future that it cannot sublease this space for a lease rate at least equal to what the Company pays, then a charge would be recorded to establish a liability equal to the total of the remaining lease obligation, reduced by any actual or probable sublease income.

4.   LICENSING AGREEMENT FOR CHRYSALIN

     The Company announced in January 1998, that it had acquired a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis") for $750,000. As part of the transaction, the Company was awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that had shown promise in accelerating the healing process and had completed a pre-clinical safety and efficacy profile of the product. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and milestone payments to Chrysalis by the Company. As part of the equity investment, OrthoLogic acquired options to license Chrysalin for orthopedic applications. A fee of $750,000 for the initial license was expensed in the third quarter of 1998.

     In January 1999, the Company exercised its option to license the U. S. development, marketing and distribution rights for Chrysalin, for fresh fracture indications. As part of the license agreement, and in conjunction to FDA clearance of an Investigational New Drug ("IND") application to begin human clinical trials for fracture repair, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. In July 2000, the Company made a $2.0 million payment to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide.

     In July 2001 the Company paid $1.0 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications including cartilage, tendon and ligament repair. The license agreement calls for the Company to pay certain additional milestone payments and royalty fees, based upon products developed and achievement of commercial services.

     In March 2002, the Company received clearance from by the FDA to commence a Phase I/II clinical trial under an IND application for a spinal fusion indication and made a $500,000 milestone payment to Chrysalis for receiving this FDA clearance. The Company anticipates initiating this trial in 2002. Except for the $750,000 minority equity interest, all payments made to Chrysalis have been expensed as research and development.

     During 2001 the Company completed a Phase I/II clinical trial utilizing Chrysalin for fresh fracture repair and subsequent to June 30, 2002, the Company announced that the FDA had authorized a Phase III trial for that indication. The Company is currently moving forward with an IND application for Phase I/II human clinical trial for Chrysalin for articular cartilage repair in 2002. There can be no assurance, however, that these clinical trials will result in favorable data or that FDA approvals, if sought, will be obtained. Significant additional costs for the Company will be necessary to complete development of these products.

5.   LITIGATION

     UNITED STATES OF AMERICA EX REL. DAVID BARMAK V. SUTTER CORP., UNITED STATES ORTHOPEDIC CORP., ORTHOLOGIC CORP., ET AL., United States District Court, Southern District of New York, Civ Action No 95 Civ 7637. The complaint in this matter was filed in September 1997 under the Qui Tam provisions of the Federal False Claims Act and primarily relates to events occurring prior to the Company's acquisition of Sutter Corporation. The allegations relate to the submission of claims for reimbursement for continuous passive motion exercisers to various federal health care programs. In their complaint, the plaintiff sought unspecified monetary damages and civil penalties related to each alleged violation. In June 2001, the U.S. Department of Justice and the Company entered into a settlement agreement and the government's amended complaint was dismissed with prejudice. In October 2001, Plaintiff Barmak filed a second amended complaint, pursuing the claim independent of the U.S. Department of Justice. The court dismissed the plaintiff's second amended complaint, but allowed the plaintiff to re-file on May 31, 2002. On June 13, 2002, the Company filed a motion to dismiss the third amended complaint on various grounds including that the allegations are barred because of the earlier settlement. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

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

     SETTLEMENT OF CLASS ACTION SUIT NORMAN COOPER, ET AL. V. ORTHOLOGIC CORP. ET AL., Maricopa County Superior Court, Arizona, Case No. CV 96-10799, and related federal cases. In early October 2000, OrthoLogic settled certain federal and state court class action and the federal class action suits alleging violations of Sections 10(b) of the Securities Exchange Act if 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and, as to other defendants,
Section 20(a) of the Exchange Act. The settlement called for $1 million payment in cash and one million shares of newly issued OrthoLogic Common Stock valued at $2,969,000 based on the stock price on the date of the judge's ruling approving the settlement of $2.969 per share. A significant portion (approximately $800,000) of the cash payment was funded from the Company's directors and officers' liability insurance policy. Legal expenses related to this settlement totaled an additional $383,000. As a result, the Company recorded a $3.6 million charge in 2000 including legal expenses for settlement of the litigation in the "Legal Settlement" total in the 2000 Statement of Operations.

     Pursuant to the terms of the settlement, the Company has issued and delivered 300,000 shares of common stock to plaintiffs' settlement counsel as part of the plaintiffs' counsel's fee award. The remaining 700,000 shares remain to be delivered to the settlement fund pending administration of the claims process under the settlement. Notices have been sent to stockholders of record for the relevant time period to calculate the settlement pool each stockholder is to receive.

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

     As of June 30, 2002, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business. The costs associated with defending the above allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying financial statements. In management's opinion, the ultimate resolution of the above legal proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

6.   LINE OF CREDIT

     The Company has a $4 million revolving line of credit with a lending institution. The Company may borrow up to 75% of eligible account receivable, as defined in the agreement. The interest rate is at prime rate. Interest accruing on any outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less than $30 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million during any fiscal year. As of June 30, 2002, the Company has not utilized this line of credit.

7.   SERIES B CONVERTIBLE PREFERRED STOCK

     As of June 30, 2002, 15,000 shares of Series B Convertible Preferred Stock had been converted into 5,964,080 shares of common stock. Currently, there is no remaining outstanding Convertible Preferred Stock.

8.   SEGMENT INFORMATION

     The Company operates as one segment. Revenues and cost of goods sold, by product line, are separately identified in the Statement of Operations. Most operating expenses were not directly allocated between the Company's various lines of business.

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

OVERVIEW

     OrthoLogic Corp. ("OrthoLogic" or the "Company") develops, manufactures and markets proprietary, technologically-advanced orthopedic products designed to promote the healing of musculoskeletal tissue, with particular emphasis on fracture healing and spinal repair. OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

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

     The CPM business was sold in July 2001 for $12.0 million in cash, the assumption of approximately $2.0 million in liabilities and a potential additional payment to OrthoLogic of up to $2.5 million in cash, conditioned on the purchaser's ability to collect on certain accounts receivable in the year following the sale. OrthoLogic is currently in litigation with the purchaser regarding this $2.5 million contingent payment and other matters. The litigation is described in greater detail in Note 5 to the Unaudited Condensed Financial Statements contained herein.

     The Company periodically discusses with third parties the possible acquisition and sale of technology, product lines and businesses in the orthopedic health care market and, from time to time, enters into letters of intent that provide OrthoLogic with an exclusivity period during which it considers possible transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of the financial conditions and results of operations are based upon the Unaudited Condensed Consolidated Financial Statements prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to allowance for doubtful accounts, sales adjustments and discounts, investments, inventories, restructuring, income taxes, contingencies, and litigation. Management bases its estimates on historical experience and various other assumptions and believes its estimates are reasonable under the circumstances, the results of which form the basis for making judgments. Actual results may differ from these estimates.

     Significant estimates include the allowance for doubtful accounts and sales discounts and adjustments of approximately $3.4 million and $5.9 million at June 30, 2002 and December 31, 2001, respectively, which are based primarily on trends in historical collection statistics, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $2.3 million and $1.9 million on June 30, 2002 and December 31, 2001, respectively. Some billings are subject to review by such third party payors and may be subject to adjustments. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. However, these estimates are always subject to adjustment, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the period finalized.

     The Company recognizes revenue when the product is placed on the patient, or if the sale is to a commercial buyer, at the time of shipment. Reductions to revenues are estimated based on historical experience and are in the form of sales discounts and adjustments from certain commercial carriers, health maintenance organizations and preferred provider organizations. Changes to estimated revenues are recognized in the period in which the facts that give rise to the changes become known. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of its customers and third-party payors inability to make the required payments. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments, additional allowances might be necessary.

     The Company recognized fee revenue for the distribution and promotion of Hyalgan at a fee equal to wholesale cost, less any Sanofi discounts, rebates, returns, amounts deducted for distribution costs, an overhead and a royalty factor. These reductions are determined prior to royalties being sent to the Company. After the termination of the fee revenue agreement, the Company recognizes royalty revenue based on a flat royalty fee for each unit of the product distributed between January 1, 2001 and December 31, 2002.

     The Company writes-down its inventory for inventory shrinkage and obsolescence equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If conditions used in determining these valuations changes, future additional inventory write-downs would be necessary.

     The Company considers future taxable income and tax planning strategies in determining the need for valuation allowances. In the event the Company determines it is unable to realize deferred tax assets in the future, an adjustment to the deferred tax asset and charge to income would be necessary in the period such a determination is made.

     The Company holds a minority interest in Chrysalis BioTechnology, Inc., a company in the technological field in which the Company has a strategic focus. Chrysalis BioTechnology, Inc. is not publicly traded so it is difficult to determine the value of the investment. Should the investment be determined to be permanently impaired, a charge to income would be recorded in the period such a determination is made.

     The Company leases its headquarters facility in Tempe, Arizona under an operating lease arrangement. This lease has an expiration date of November 2007. As a result of the Company's sale of its CPM business during 2001, the purchaser of the CPM business subleases from the Company approximately 50% of the facility, which sublease expires in December 2002. It is unlikely that the existing sublease will be renewed. While the Company believes the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. If the Company determines in the future that it cannot sublease this space for a lease rate at least equal to what the Company pays, then a charge would be recorded to establish a liability equal to the total of the remaining lease obligation, reduced by any actual or probable sublease income.

RESULTS OF OPERATIONS COMPARING THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 TO 2001

REVENUES: The Company's total revenues decreased 56.1% from $22.1 million in the second quarter of 2001 to $9.7 million in the second quarter of 2002. Revenues for the second quarter of 2001 included sales of $14.0 million from the divested CPM business. Sales recorded for the bone growth stimulation products, the OL1000 and SpinaLogic, increased by 22.2% in the second quarter of 2002 as compared to the same period in 2001. Revenues for the bone growth stimulation products for the second quarter of 2002 were $9.2 million compared to $7.5 million in the comparable quarter of the prior year. The Company's total revenues decreased 55.9% from $43.8 million in the six month period ended June 30, 2001 to $19.3 million for the same period in 2002. Revenues for the six month period ended June 30, 2001 included sales of $28.0 million from the divested CPM business. Sales recorded for the bone growth stimulation products increased 24.0% in the six month period ended June 30, 2002 compared to the same period in 2001. Revenues for the bone growth stimulation products were $17.9 million for the first six months of 2002, compared to $14.5 million for the same period in the prior year. The significant increase in bone growth stimulation sales is related to the growth in market share for both the OL1000 and SpinaLogic.

Hyalgan royalty revenue was $467,000 in the three month period ended June 30, 2002 compared to Hyalgan royalty revenue of $578,000 for the same period in 2001. Hyalgan royalty revenue was $1.4 million for the six month period ended June 30, 2002 compared to fees and sales of $1.3 million for the same period in 2001. The Company anticipates receiving royalties of approximately $800,000 through the end of the fiscal year 2002, at which time the royalty agreement will terminate.

GROSS PROFIT: Gross profit for the three months ended June 30 decreased from $18.2 million in 2001 to $8.3 million in 2002. Gross profit, as a percent of revenue, was 85.1% for the quarter ending June 30, 2002. Gross profit for the same period in 2001 was 82.4%. Gross profit for the six month period ended June 30 decreased from $35.1 million in 2001 to $16.6 million in 2002. Gross profit, as a percent of revenues was 85.7% for the six months ended June 30, 2002. Gross profit for the same period in 2001 was 80.3%. The majority of the gross profit decrease of $18.6 million is a direct result of the divestiture of the CPM business, which produced $22.1 million in gross profits for the first six months of 2001. The improvement of gross margins from 80% in 2001 to 86% in 2002 is due to the change in product mix to higher margin products. The CPM business that is included in the 2001 financials had a gross margin of approximately 79%.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses decreased 60.8% from $17.1 million in the three month period ended June 30, 2001 to $6.7 million in the same period in 2002. SG&A expenses decreased 59.8% from $33.2 million in the six month period ended June 30, 2001 to $13.4 million in the same period in 2002. The decrease is mainly attributable to the sale of the CPM business and the variable expenses related to that business. SG&A expenses, as a percentage of total revenues, were 68.5% in the three month period ended June 30, 2002 and 77.3% in the same period in 2001. SG&A expenses, as a percentage of total revenues, were 69.2% in the six month period ended June 30, 2002 and 75.8% in the same period in 2001.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $749,000 in the three month period ended June 30, 2002, compared to $2.0 million for the same period in 2001. Research and development expenses were $1.7 million in the six month period ended June 30, 2002 compared to $2.7 million for the same period in 2001. The research and development expenses for the quarter ended June 30, 2001 included a $1 million payment to Chrysalis BioTechnology to extend the worldwide license to include orthopedic soft tissue indications for Chrysalin. Research and development expenses in the quarter ended June 30, 2002 are for the overall Chrysalin Product Platform include pre-clinical studies in cartilage and continuation of the Phase I/II human clinical trial under an IND for spinal fusion.

CPM DIVESTITURE AND CHANGE IN ESTIMATED COLLECTABILITY OF CPM RECEIVABLES: In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. The sale of the CPM business was completed in July 2001 for $12.0 million in cash, with the assumption of approximately $2.0 million in liabilities. The Company may receive up to an additional $2.5 million in cash, if certain objectives are achieved by the purchaser of the CPM business. Because there is no reasonable basis for estimating the degree of certainty that the objectives will be reached, the additional contingent consideration has not and will not be recorded in the accompanying financial statements until the cash is actually received by the Company.

     In the second quarter of 2001, the Company recorded a $14.3 million charge to write down the CPM assets to their fair value and related charges, plus the direct cost of selling the assets, which is included in the "CPM divestiture and related charges" total in the accompanying Statement of Operations for the quarter ended June 30, 2002. The charge included $6.9 million directly related to the value of the assets and the direct selling costs, $2.8 million related to the collectibility of the retained accounts receivable, $3.3 million for employee severance and stay on bonuses, and $1.4 million for additional exit charges.

     The Company recorded the $6.9 million charge to write down the CPM assets to their fair value, and account for the direct costs of selling the assets. Fair value was assessed to be the total consideration received for the CPM net assets, which sale closed on July 11, 2001. The Company had previously received non-binding letters-of-intent, which had indicated higher values in the past, but negotiations that ensued during the second quarter of 2001 resulted in a lower final sales price for the CPM net assets.

     The Company retained all the billed accounts receivable related to the CPM business, with a net carrying value of approximately $10.8 million (net of a $5.2 million allowance for doubtful accounts). The net carrying amount reflects a $2.8 million charge in the second quarter to increase the allowance for doubtful accounts. The collection staff and supervisors previously responsible for the collection of these receivables were part of the employee team hired by the purchaser of the CPM business. The purchaser requested an accelerated transition plan to hire the majority of the Company's collection team following the divestiture. The loss of experienced personnel, without a sufficient period to hire and train new staff, changed the Company's estimate of what would be collectable of the retained CPM accounts receivable. The Company hired contractors to replace the previous collection personnel. The Company focused the contract collection staff on working accounts that had been billed during the most recent months. The majority of the additional reserve of $2.8 million was applied to the balance of older CPM related receivables. Actual collection results could differ materially from these estimates. Any difference between estimated reimbursement and final determinations will be reflected in the period finalized.

     At December 31, 2001, the Company had collected $10.2 million of the $10.8 million of net receivables estimated during the second quarter of 2001 for the CPM business. During the first quarter of 2002, collection results were more favorable than anticipated, resulting in collections of approximately $900,000 for the quarter. Based on the improved collection trends during the first quarter of 2002, the Company increased the originally estimated total collections by $600,000, which was recognized as a gain in the Statement of Operations for the quarter ended March 31, 2002. Collection rates during the second quarter were again slightly better than anticipated, with collections of approximately $400,000. Therefore, based on the ongoing favorable collection trends, during the second quarter of 2002, the Company estimated that an additional $226,000 would be collected in the future, which was recognized as a gain in the Statement of Operations for the quarter ended June 30, 2002. At June 30, 2002, the approximate carrying value of the remaining CPM accounts receivable was approximately $180,000.

     In connection with the sale of the CPM business, in the second quarter of 2001, the Company notified approximately 331 of the Company's 505 employees that their positions were being eliminated. A charge of approximately $3.3 million is included in the "CPM divestiture and related charges" for terminated employees. The severance and stay on bonus was based on years of service and position grade level within the Company, respectively. The Company also recorded additional exit charges of approximately $1.4 million for CPM commissions and rent related liabilities not divested as part of the sale, concessions for prepaid rents, and space build out costs relating to the divestiture.

     A summary of the related CPM severance and other reserve balances at June 30, 2002, and 2001, are as follows:

                                      Reserves          Cash          Reserves
                                 December 31, 2001      Paid       June 30, 2002
                                 -----------------     ------      -------------
Severance                             $  946           $  538         $  408
Other exit costs                          76               11         $   65
                                      ------           ------         ------
Total non-recurring charges           $1,022           $  549         $  473

                               Total    Amount Charged    Cash        Reserves
                              Charges   Against Assets    Paid     June 30, 2001
                              -------   --------------    ----     -------------
Severance                      $3,300           --       $ (177)       $3,123
Other exit costs                1,387         (245)          --         1,142
                               ------       ------       ------        ------
Total non-recurring charges    $4,687       $ (245)      $ (177)       $4,265

     Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter of 2001. The revenue and cost of revenue attributable to the CPM business for the six months ended June 30, 2001 were approximately (in thousands):

                    Revenue                      $ 28,015
                    Cost of revenue                 5,943
                                                 --------
                    Gross profit                 $ 22,072

     Operating expenses were not directly allocated between the Company's various lines of business.

OTHER INCOME. Other income consisted primarily of interest income that increased from $130,000 in the three month period ended June 30, 2001 to $181,000 for the same period in 2002. Other income increased from $259,000 in the six-month period ended June 30, 2001 to $368,000 for the same period in 2002. The increase is a result of interest earned on the Company's higher cash and investment balances.

NET PROFIT: The Company had a net profit in the three month period ended June 30, 2002 of $1.3 million compared to a net loss of $15.0 million in the same period in 2001. The Company had a net profit of $2.7 million for the six month period ended June 30, 2002 compared to a net loss of $14.8 million in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2002 the Company had cash and equivalents of $10.5 million compared to $19.5 million as of December 31, 2001. The Company also had $18.7 million of short-term investments as of June 30, 2002 compared to $11.0 million at December 31, 2001. The total of both cash and cash equivalents and short-term investments decreased to $29.2 million at June 30, 2002 compared to $30.5 million as of December 31, 2001. The Company also had long-term investments of $3.4 million as of June 30, 2002.

     In addition, the Company has an available $4.0 million accounts receivable revolving line of credit with a bank. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) tangible net worth of not less than $30 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of June 30, 2002, the Company was in compliance with all the financial covenants.

     Net cash provided by operations during the six month period ended June 30, 2002 was $2.2 million compared to $6.2 million for the same period in 2001. This decline, comparing 2002 to 2001, is attributable to an increase in inventories and decrease in accrued liabilities. The increase in inventories is due to the Company carrying higher levels of safety stock for critical manufacturing parts and finished goods. The decrease in liabilities is primarily due to payments for severance and other exit costs related to the CPM divestiture as well as payments for the Chrysalin development program.

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

     The Company's ability to continue funding its planned operations beyond the next 12 months is partially dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

     In August 2001, the Company announced that its Board of Directors authorized a repurchase of up to 1 million shares of the Company's outstanding shares over the next 12 months. The repurchased shares will be held as treasury shares and used in part to reduce the dilution from the Company stock option plans. As of June 30, 2002, the Company had repurchased 41,800 shares at a cost, net of fees, for $137,300 or an average price of $3.28 per share.

     The following table sets forth all known commitments as of June 30, 2002 and the year in which these commitments become due, or are expected to be settled (in thousands):

                                   ACCOUNTS PAYABLE
YEAR         OPERATING LEASES   AND ACCRUED LIABILITIES    TOTAL
----         ----------------   -----------------------   -------
2002              $   539               $ 5,890           $ 6,429
2003              $ 1,078                    --           $ 1,078
2004              $ 1,078                    --           $ 1,078
2005              $ 1,078                    --           $ 1,078
2006              $ 1,078                    --           $ 1,078
Thereafter        $   989                    --           $   989
                  -------               -------           -------

Total             $ 5,840               $ 5,890           $11,730

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has no debt and no derivative instruments at June 30, 2002.

     The Company's Canadian operations were sold as part of the CPM sale, and the Company has no exposure to foreign exchange rates at June 30, 2002.

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

LIMITED HISTORY OF PROFITABILITY. The Company began generating revenues from the sale of its primary product in 1994. The Company has experienced significant operating losses since its inception and had an accumulated deficit of approximately $93.6 million at June 30, 2002. The Company has only reported sustained profits since the third quarter of 2001. There can be no assurance that the Company will maintain sufficient revenues to retain net profitability on an on-going annual basis. In addition, estimations of future profits based on our historical financial reports may be speculative given our limited profitability history.

DEPENDENCE ON THIRD PARTIES TO DISTRIBUTE PRODUCT. To enhance the sales of the Company's SpinaLogic product line, the company entered into an exclusive 10-year worldwide sales agreement with DePuy AcroMed ("DePuy AcroMed"), a unit of Johnson and Johnson. The sales agreement provides DePuy AcroMed with the right to terminate their sales activities on behalf of SpinaLogic without cause, by giving OrthoLogic a minimum of 120 days written notice. Any significant change in the distribution relationship regarding the SpinaLogic product line may have an adverse effect on the Company's sales of SpinaLogic, its newest product on the market. The Company relies upon the distribution of the SpinaLogic product for a large portion of its sales.

POTENTIAL ADVERSE OUTCOME OF LITIGATION. At any given time, the Company becomes involved in various legal proceedings that arise in the ordinary course of business. In addition, the Company is currently involved in two other legal proceedings UNITED STATES OF AMERICA EX. REL. DAVID BARMARK V. SUTTER CORP. AND ORTHOLOGIC and ORTHOREHAB, INC. AND ORTHOMOTION, INC. V. ORTHOLOGIC CORPORATION AND ORTHOLOGIC CANADA, LTD. The Company has provided a description of each matter in Note 5 to the Notes of the Unaudited Condensed Financial Statements. At the present stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, which the Company may experience. An unfavorable outcome could have a material adverse effect on the Company's results of operations and earnings.

UNCERTAINTY OF MARKET ACCEPTANCE. The Company believes that the demand for bone growth stimulators is still developing and the Company's success will depend in part upon the growth of this demand. Although the Company has reported increased sales for both the OL1000 and SpinaLogic for the last several quarters, there can be no assurance that this trend will continue. The long-term commercial success of the OL1000 and SpinaLogic and the Company's other products will also depend in significant part upon its widespread acceptance by a significant portion of the medical community as a safe, efficacious and cost-effective alternative to invasive procedures. Historically, some orthopedic medical professionals have indicated hesitancy in prescribing bone growth stimulator products such as those manufactured by the Company. The widespread acceptance of the Company's primary products represents a significant change in practice patterns for the orthopedic medical community and in reimbursement policy for third party payors. Failure of the Company's products to achieve widespread market acceptance by the orthopedic medical community and third party payors would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON RESEARCH AND DEVELOPMENT OF ADDITIONAL INDICATIONS OF CURRENT PRODUCTS AND INTRODUCTION OF FUTURE PRODUCTS. The Company believes that, to sustain long-term growth, it must continue to develop and introduce additional products and expand approved indications for its remaining products. Currently, the Company is focused on the clinical trials of Chrysalin. Because of the nature of the Company's business, the development and commercialization by the Company of Chrysalin and other products will require substantial product development, regulatory, clinical and other expenditures for years before the Company can begin to market the product. There can be no assurance that the Company's will be able to develop new products or expand indications for existing products in the future or that the Company will be able to successfully manufacture or market any new products or existing products for new indications. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PATENTS, LICENSES AND PROPRIETARY RIGHTS. The proprietary "Biologic" technology underlying the OL1000 and SpinaLogic is licensed to the Company on a worldwide basis that covers all improvements and applies to the use of the technology for all medical applications in humans and animals. The license may be terminated if the Company breaches any material provision of such license. The termination of such license would prevent the Company from selling its primary products, which would materially adversely effect on the Company's business, financial condition and results of operations.

The Company's also owns a number of patents and relies on an un-patented trade secrets and know-how in the operation of the business. While OrthoLogic's intellectual property used in its bone growth stimulation products has never been legally challenged, there has been substantial litigation regarding patent and other intellectual property rights in the orthopedic industry. The Company could be named in such a suit challenging the validity of the scope of the Company's proprietary rights or claiming infringement of the rights of others. The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. Litigation of these matters tends to take years and could result in a substantial cost to and diversion of the Company. In addition, if the results of the litigation were unfavorable to the Company, the Company may be required to seek a license of the proprietary technology required to produce the Company's products from the other party in the suit to continue business. There can be no assurance that licensing rights to the proprietary information will be available at all or at a cost acceptable to the Company.

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

LIMITATIONS ON THIRD PARTY PAYMENT; UNCERTAIN EFFECTS OF MANAGED CARE. The Company's sales of its products are affected by the extent to which acceptance of payment for such products and related treatment will continue to be available from government health administration authorities, private health insurers and other payors. Changes in the terms of the reimbursement protocol for our products, such as changes in the recommended commencement of application of our products and the recommended duration of use, could have a significant effect on the purchasing and practice patterns of many health care providers to proscribe our products. In addition, payors are increasingly challenging the prices and clinical efficacy of medical products and services. Payors may deny reimbursement if they determine that the product used in a procedure was experimental, was used for a non-approved indication or was unnecessary, inappropriate, not cost-effective, unsafe, or ineffective. The Company's products are reimbursed by most payors, however there are generally specific product usage requirements or documentation requirements in order for the Company to receive reimbursement. Although the Company makes allowances to account for denials of reimbursement by payors, these allowances are estimates and may not be accurate. There can be no assurance that adequate third party coverage will continue to be available to the Company at current levels. In addition, there is significant uncertainty as to the reimbursement status of any newly approved health care products.

GOVERNMENT REGULATION. The Company's current and future products and manufacturing activities are and will be regulated under the FDC Act. The Company's current BioLogic technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent level of FDA review for medical devices and are required to be tested under IDE clinical trials and approved for marketing under a PMA. The Company's fracture fixation devices are Class II devices that are marketed pursuant to 510(k) clearance from the FDA. Chrysalin, as a new drug, is subject to clinical trial and Good Manufacturing Practices ("GMP") review similar to those that apply to the BioLogic technology-based products.

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

RAPID TECHNOLOGICAL CHANGE. The medical device industry is characterized by rapid and significant technological change. There can be no assurance that the Company's competitors, many of whom are larger and/or more experienced in the business, will not succeed in developing or marketing products or technologies that are more effective or less costly, or both, and which render the Company's products obsolete or non-competitive. In addition, new technologies, procedures and medications could be developed that replace or reduce the value of the Company's products. The Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products, which could take a significant amount of time due to the high level of regulation in the medical device industry. There can be no assurance that the Company's new product development efforts will result in any commercially successful products. A failure to develop new products to compete with our competitors could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

UNCERTAINTY AND POTENTIAL NEGATIVE EFFECTS OF CHANGES IN HEALTH CARE REGULATION. In recent years, the health care industry has experienced rapidly rising costs at a time of increasing political pressure regarding access of health care for the uninsured and decreasing flexibility on heath care reimbursement protocols from heath care insurance payors. The Company anticipates that federal and state legislatures and other health care payors will continue to review and assess alternative health care delivery systems and methods of payment, and public debate on related health care issues will continue. Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations and ability to market its products as currently contemplated.

RISK OF PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. To date, the Company has been involved in only limited product liability claims related to its former CPM products. The Company maintains a product liability and general liability insurance policy with coverage of an annual aggregate maximum of $2.0 million per occurrence. The Company's product liability and general liability policy is provided on an occurrence basis. The policy is subject to annual renewal. In addition, the Company maintains an umbrella excess liability policy, which covers product and general liability with coverage of an additional annual aggregate maximum of $25.0 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See "Note 5 - Litigation" of the Notes to the Unaudited Condensed Consolidated Financial Statements above.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 17, 2002 to vote on: the election of Class II Directors (Proposal 1) and the ratification of Deloitte & Touche LLP as independent accountant for the fiscal year ending December 31, 2002 (Proposal 2). The results are as follow:

                                            Withheld               Broker
                                   For      Authority             Non-Votes
                                   ---      ---------             ---------
Proposal 1
  John M. Holliman III          30,344,973   193,590                  0
  Augustus A. White III, M.D.   30,355,214   183,349                  0

                                                                   Broker
                                   For       Against   Abstained  Non-Votes
                                   ---       -------   ---------  ---------
Proposal 2                      30,207,351   307,506    23,706        0

A more detailed discussion of each proposal is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

The Company's directors continuing in office are Stuart H. Altman, Ph.D., Frederick J. Feldman, Ph.D., Elwood D. Howse, Jr, and Thomas R. Trotter.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports

     (a) Exhibit Index

          10.25 Asset Purchase Agreement effective May 8, 2001 between the Company, OrthoLogic Canada Ltd., and OrthRehab Inc. (1)

          10.26     First Amendment to the May 8, 2001 Asset Purchase
                    Agreement (1)

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    -- Thomas A. Trotter

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    -- Sherry A. Sturman

     (b) Reports on Form 8-K

          None.

----------
(1) These exhibits were originally filed as Exhibits 10.1 and 10.2 to a July 11, 2001 Form 8-K with confidential portions redacted in reliance on a confidentiality order by the Securities and Exchange Commission. In accordance with the order's expiration on August 11, 2002, OrthoLogic is filing these exhibits in complete form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORTHOLOGIC CORP.
-----------------------------
(Registrant)

SIGNATURE                           TITLE                                               DATE
---------                           -----                                               ----

/s/ Thomas R. Trotter               President and Chief Executive Officer               August 9, 2002
-----------------------------       (Principal Executive Officer)
Thomas R. Trotter


/s/ Sherry A. Sturman               Vice-President and Chief Financial Officer          August 9, 2002
-----------------------------       (Principal Financial and Accounting Officer)
Sherry A. Sturman

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                                           Incorporated by        Filed
Exhibit No  Description                                                     Reference to:       Herewith
----------  -----------                                                     -------------       --------
  10.25     Asset Purchase Agreement effective May 8, 2001 between the                              X
            Company, OrthoLogic Canada Ltd., and OrthRehab Inc. (1)

  10.26     First Amendment to the May 8, 2001 Asset Purchase                                       X
            Agreement (1)

  99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted                            X
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            -- Thomas A. Trotter

  99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted                            X
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            -- Sherry A. Sturman

----------
(1) These exhibits were originally filed as Exhibits 10.1 and 10.2 to a July 11, 2001 Form 8-K with confidential portions redacted in reliance on a confidentiality order by the Securities and Exchange Commission. In accordance with the order's expiration on August 11, 2002, OrthoLogic is filing these exhibits in complete form.