Form 10-Q
period 2002-09-30
ORTHOLOGIC CORP
filed 2002-11-13
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________


Commission File Number: 0-21214


                                ORTHOLOGIC CORP.
             (Exact name of registrant as specified in its charter)


                 Delaware                                        86-0585310
       (State of other jurisdiction                            (IRS Employer
     of incorporation or organization)                       Identification No.)


 1275 W. Washington Street, Tempe, Arizona                         85281
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

     32,020,357 shares of common stock outstanding as of October 31, 2002

                                ORTHOLOGIC CORP.
                                      INDEX

                                                                        Page No.
Part I    Financial Information

          Item 1. Unaudited Financial Statements

          Condensed Consolidated Balance Sheets as of
            September 30, 2002 and December 31, 2001                        3

          Condensed Consolidated Statements of Operations and of
            Comprehensive Income for the Three months and Nine months
            ended September 30, 2002 and 2001                               4

          Condensed Consolidated Statements of Cash Flows for the
            Nine months ended September 30, 2002 and 2001                   5

          Notes to Unaudited Condensed Consolidated Financial Statements    6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      13

          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk                                              20

          Item 4. Controls and Procedures                                  20

Part II   Other Information

          Item 1. Legal Proceedings                                        26

          Item 6. Exhibits and Reports on Form 8-K                         26

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                ORTHOLOGIC CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    September 30,   December 31,
                                                         2002           2001
                                                      ---------       ---------
ASSETS                                               (Unaudited)

Cash and cash equivalents                             $  10,134       $  19,503
Short-term investments                                   18,808          11,008
Accounts receivable, net                                 10,373          11,361
Inventory, net                                            2,841           1,507
Prepaids and other current assets                           826             688
Deferred income tax                                       2,631           2,631
                                                      ---------       ---------
   Total current assets                                  45,613          46,698
                                                      ---------       ---------

Furniture and equipment                                   8,564           8,325
Accumulated depreciation                                 (6,949)         (6,423)
                                                      ---------       ---------
    Furniture and equipment, net                          1,615           1,902

Long-term investments                                     4,810              --
Investment in Chrysalis BioTechnology                       750             750
Deposits and other assets                                   111              92
                                                      ---------       ---------
  Total assets                                        $  52,899       $  49,442
                                                      =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                      $   1,292       $     776
Accrued liabilities                                       4,359           4,861
Accrued liabilities on CPM divestiture
  and related charges                                       268           1,022
                                                      ---------       ---------
    Total current liabilities                             5,919           6,659

Deferred rent                                               336             287
                                                      ---------       ---------
    Total liabilities                                     6,255           6,946
                                                      ---------       ---------

Series B Convertible Preferred Stock                         --             600

Stockholders' Equity

Common stock, $.0005 par value:
  50,000,000 shares authorized; and 32,019,757 and
  31,473,793 shares issued and outstanding                   16              16
Additional paid-in capital                              135,980         135,326
Common stock to be used for legal settlement              2,969           2,969
Accumulated deficit                                     (92,184)        (96,278)
Treasury stock at cost, 41,800 shares                      (137)           (137)
                                                      ---------       ---------
    Total stockholders' equity                           46,644          41,896
                                                      ---------       ---------

    Total liabilities and stockholders' equity        $  52,899       $  49,442
                                                      =========       =========

   See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                    Unaudited

                                                             Three months ended      Nine months ended
                                                                September 30           September 30,
                                                            --------------------   --------------------
                                                              2002        2001       2002        2001
                                                            --------    --------   --------    --------
Revenues
  Net sales                                                 $ 10,279    $  8,007   $ 28,221    $ 33,234
  Net rentals                                                     --         574         --      17,831
  Royalties from co-promotion agreement                          501         972      1,872       2,265
                                                            --------    --------   --------    --------
     Total net revenues                                       10,780       9,553     30,093      53,330
                                                            --------    --------   --------    --------
Cost of Revenues
  Cost of goods sold                                           1,865       1,170      4,621       6,433
  Cost of rentals                                                 --          84         --       3,452
                                                            --------    --------   --------    --------
     Total cost of revenues                                    1,865       1,254      4,621       9,885
                                                            --------    --------   --------    --------

Gross Profit                                                   8,915       8,299     25,472      43,445
                                                            --------    --------   --------    --------
Operating expenses
  Selling, general and administrative                          7,179       7,430     20,534      40,621
  Research and development                                       722         486      2,391       3,147
  CPM divestiture and related charges (gains)                   (221)         --     (1,047)     14,327
                                                            --------    --------   --------    --------
     Total operating expenses                                  7,680       7,916     21,878      58,095
                                                            --------    --------   --------    --------

Operating income (loss)                                        1,235         383      3,594     (14,650)

Other income                                                     169         223        537         482
                                                            --------    --------   --------    --------
Income (loss) before income taxes                              1,404         606      4,131     (14,168)

Provision for income taxes                                        12          --         37           8
                                                            --------    --------   --------    --------

Net Income (loss)                                           $  1,392    $    606   $  4,094    $(14,176)
                                                            ========    ========   ========    ========
BASIC EARNINGS PER SHARE
Net income (loss) per common share                          $   0.04    $   0.02   $   0.13    $  (0.45)
                                                            --------    --------   --------    --------

Weighted average number of common shares outstanding          32,719      31,467     32,615      31,352
                                                            --------    --------   --------    --------
DILUTED EARNINGS PER SHARE
Net income (loss) per common and equivalent share           $   0.04    $   0.02   $   0.13    $  (0.45)
                                                            --------    --------   --------    --------

Weighted shares outstanding                                   33,249      31,942     32,711      31,352
                                                            --------    --------   --------    --------
Consolidated Statement of Comprehensive Income

Net income (loss)                                           $  1,392    $    606   $  4,094    $(14,176)
                                                            --------    --------   --------    --------
Foreign translation adjustment                                    --          --         --         223
                                                            --------    --------   --------    --------
Comprehensive income (loss)                                 $  1,392    $    606   $  4,094    $(13,953)
                                                            ========    ========   ========    ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                    Unaudited

                                                                        Nine months ending
                                                                          September 30,
                                                                       --------------------
                                                                         2002        2001
                                                                       --------    --------
OPERATING ACTIVITIES

  Net income (loss)                                                    $  4,094    $(14,176)
  Noncash items:
    Depreciation and amortization                                           526         798
    CPM divestiture and related charges                                      --       9,687

  Net change on other operating items
    Accounts receivable                                                     988      10,719
    Inventory                                                            (1,334)      1,132
    Prepaids and other current assets                                      (138)       (215)
    Deposits and other assets                                               (19)        160
    Accounts payable                                                        516        (607)
    Accrued liabilities                                                    (453)      1,757
    Accrued liabilities on CPM divestiture and related charges             (754)     (2,231)
                                                                       --------    --------
          Net cash provided by operating activities                       3,426       7,024
                                                                       --------    --------
INVESTING ACTIVITIES

  Expenditures for rental fleet, equipment and furniture                   (239)       (783)
  Proceeds from sale of CPM assets                                           --      12,000
  Purchases of investments                                              (27,860)    (15,055)
  Maturities of investments                                              15,250       2,492
                                                                       --------    --------
          Net cash used in investing activities                         (12,849)     (1,346)
                                                                       --------    --------
FINANCING ACTIVITIES

  Payments on capital leases                                                 --          88
  Net proceeds from stock option exercises and other                         54         353
                                                                       --------    --------
    Net cash provided by financing activities                                54         441
                                                                       --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (9,369)      6,119

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           19,503       6,753
                                                                       --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 10,134    $ 12,872
                                                                       ========    ========

Supplemental schedule of non-cash investing and financing activities:
   Conversion of series B preferred stock to common stock              $    600    $  2,640
   Cash paid during the period for interest                            $      8    $     70
   Cash paid during the period for income taxes                        $     42    $      0

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the Company's financial position, results of operations, and cash flows. The results of operations for the interim periods are not indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 2001 is derived from the Company's audited financial statements included in the 2001 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. Certain reclassifications have been made to the 2001 amounts to conform to the 2002 presentation.

     Use of estimates. The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. One significant estimate is the allowance for doubtful accounts of approximately $3.3 million and $5.8 million at September 30, 2002 and December 31, 2001, respectively, which is based primarily on trends in historical collection statistics, consideration of current developments in collection practices, payor mix and other considerations. The Company derives a significant amount of its revenues from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. The amount of revenue, net of sales discounts and contractual adjustments, recorded at the time of the sale is based on an estimate of the primary third-party payors' pricing terms. The Company records any differences between the net revenue amount recognized at the time of the sale and the ultimate pricing by the primary third-party payor as a subsequent adjustment to sales in the period the Company receives payment from the third-party payor or the Company becomes aware of a change in circumstances that warrants a change in estimate. In the opinion of management, adequate allowances have been provided for sales discounts and contractual adjustments. However, these estimates are always subject to adjustment, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. Revenues include unbilled receivables of $2.4 million and $1.9 million at September 30, 2002 and December 31, 2001, respectively.

     In July 2001, the Company divested its Continuous Passive Motion ("CPM") business to refocus the Company on its core business of fracture healing and spinal repair.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill and intangibles without a finite life ceases when the new standard is adopted. The new rule also requires impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS Nos. 141 and 142 did not have a significant impact on our operating results or financial position.

     We adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING OF THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 did not have a significant impact on our operating results or financial position.

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF No. 94-3"), LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured at fair value when the liability is incurred, rather than at the date of a company's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.

3.   CO-PROMOTION AGREEMENT FOR HYALGAN

     The Company signed an exclusive Co-Promotion Agreement with Sanofi Pharmaceuticals, Inc. ("Sanofi") at a cost of $4 million in June of 1997, which provided the Company with the right to market the Hyalgan product to orthopedic surgeons in the United States. The Company capitalized the investment in the agreement. The Company received "Net Fee Revenue" from Sanofi for the distribution of the product from June of 1997 through December of 2000. The Net Fee Revenue was recorded monthly based on a calculation that determined a fee for the distribution of each unit sold. The Net Fee Revenue was determined by calculating Hyalgan's wholesale price, less any discounts or rebates and less any amounts deducted for Sanofi's estimated distribution costs, returns, a Sanofi overhead factor and a royalty factor. The Company forwarded orders for the product to Sanofi, which handled all of the product distribution.

     In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Co-Promotion Agreement. The Company signed a Termination

Agreement and received $4 million for the return of the rights and the completion of a successful transition of the business back to Sanofi by January 1, 2001.

     The Termination Agreement stipulated that the Company would receive royalties based on a flat royalty fee of $5 for each unit distributed by Sanofi during the two-year period from January 1, 2001 through December 31, 2002 up to $5 million. During 2001 the Company received approximately $2.8 million in royalties from Sanofi in accordance with the Termination Agreement. During the first three quarters of 2002, the Company received an additional $1.9 million in royalty payments. The royalty payments will end this December 2002. All of the royalties received from Sanofi have been included in the Company's respective Statements of Operations in the line item entitled "Royalties from co-promotion agreement."

4.   CPM DIVESTITURE AND RELATED CHARGES (GAINS)

     In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. The sale of the CPM business was completed in July 2001 for $12.0 million in cash, with the assumption of approximately $2.0 million in liabilities by the buyer. The Company retained and did not sell the invoiced receivables. The Company may receive up to an additional $2.5 million in cash, due to certain objectives achieved by the purchaser of the CPM business. OrthoLogic is currently in litigation with the purchaser regarding this $2.5 million contingent payment and other matters. The litigation is described in greater detail in Note 6 below. The Company has not recorded the additional contingent consideration in the Company's financial statements because it is the subject of a dispute with the purchaser of the CPM business.

     In the second quarter of 2001, the Company recorded a $14.3 million charge to write down the CPM assets to their fair value and to record additional charges directly related to the CPM divestiture, which is included in the "CPM divestiture and related charges" total in the accompanying Statement of Operations for the quarter ended June 30, 2001. The charge included $6.9 million to write down the value of the assets to fair value less direct selling costs, $2.8 million for a change in estimate regarding the collectability of the retained accounts receivables, $3.3 million for employee severance, and $1.4 million for related exit costs.

     The Company recorded the $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Fair value was assessed to be the total consideration received for the CPM net assets in the sale that closed on July 11, 2001. The Company had previously received non-binding letters-of-intent, which had indicated higher values for the CPM net assets to be sold, but negotiations that ensued during the second quarter of 2001 resulted in a lower final sales price for the CPM net assets that were sold.

     The Company retained all the invoiced accounts receivable related to the CPM business, with a net carrying value of approximately $10.8 million (net of a $5.2 million allowance for doubtful accounts). The net carrying amount reflects a $2.8 million charge recorded in the second quarter of 2001 to increase the allowance for doubtful accounts. The collection staff and supervisors previously responsible for the collection of these receivables were part of the employee team hired by the purchaser of the CPM business. The purchaser requested an accelerated transition plan to hire the majority of the Company's collection team following the divestiture. The loss of experienced personnel, without a sufficient period to hire and train new staff, changed the Company's estimate of what would be collectable of the retained CPM accounts receivable.

     At December 31, 2001, the Company had collected $10.2 million of the $10.8 million of retained CPM receivables. During 2002, collection of these receivables was better than anticipated. Based on the improved collection trends, the Company revised its estimate and increased the estimated total collections by $600,000 and $226,000 in the quarters ended March 31, 2002 and June 30, 2002, respectively. Collections during the third quarter were again better than expected. Therefore, based on the ongoing favorable collections, during the quarter ended September 30, 2002, the Company revised its estimate and now expects that an additional $221,000 will be collected. At September 30, 2002, the carrying value of the remaining CPM accounts receivable was approximately $190,000.

     In connection with the sale of the CPM business, the Company eliminated approximately 331 of the Company's 505 positions. A charge of approximately $3.3 million is included in the "CPM divestiture and related charges" for the severances paid to terminated employees. The Company also recorded additional exit charges of approximately $1.4 million for CPM commissions, write offs of prepaid rents, space build out costs relating to the purchaser's sublease with the Company and other similar charges, and other CPM related prepaid expenses for which no future benefits were expected to be received.

     A summary of the severance and other reserve balances at September 30, 2002 and 2001 are as follows (in thousands):

                                     Reserves       Amount Charged     Cash          Reserves
                                December 31, 2001   Against Assets     Paid     September 30, 2002
                                -----------------   --------------    -------   ------------------
Severance                             $  946            $   --        $  (717)         $  229
Other exit costs                          76                --            (37)             39
                                      ------            ------        -------          ------
Total non-recurring charges           $1,022            $   --        $  (754)         $  268


                                     Initial        Amount Charged     Cash          Reserves
                                     Reserves       Against Assets     Paid      September 30, 2001
                                     --------       --------------    -------    ------------------
Severance                             $3,300            $   --        $(2,058)         $1,242
Other exit costs                       1,387              (245)          (963)            179
                                      ------            ------        -------          ------
Total non-recurring charges           $4,687            $ (245)       $(3,021)         $1,421

     Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter of 2001. The revenue and cost of revenue attributable to the CPM business for the three months and nine months ended September 30, 2001 were approximately (in thousands):

                                       Three months ended      Nine months ended
                                       September 30, 2001     September 30, 2001
                                       ------------------     ------------------
     Net revenue                            $   845                 $28,860
     Cost of revenue                           (134)                  5,809
                                            -------                 -------
     Gross profit                           $   979                 $23,051


     Operating expenses were not directly allocated between the Company's various lines of business.

     The Company leases its headquarters facility in Tempe, Arizona under an operating lease arrangement. This lease has an expiration date of November 2007. As a result of the Company's sale of its CPM business during 2001, the purchaser of the CPM business subleased from the Company approximately 50% of the facility, which sublease expires in December 2002. During the third quarter of 2002, the purchaser of the CPM business vacated the building and it was determined that the existing sublease will not be renewed. While the Company believes the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. The Company recorded a charge of $400,000 in the quarter ended September 30, 2002 to establish a reserve for the period the available sublease space is anticipated to be vacant.

5.   LICENSING AGREEMENT FOR CHRYSALIN

     The Company announced in January 1998 that it had acquired a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis"), for $750,000. As part of the transaction, the Company was awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that had shown promise in accelerating the healing process. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and milestone payments to Chrysalis by the Company.

     In January 1999, the Company exercised its option to license the United States development, marketing and distribution rights for Chrysalin for fresh fracture indications. As part of the license agreement, and in conjunction with FDA authorization of an Investigational New Drug ("IND") application to begin human clinical trials for fracture repair, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. In July 2000, the Company made a $2.0 million payment to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide.

     In July 2001, the Company paid $1.0 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications including cartilage, tendon and ligament repair. The license agreement calls for the Company to pay certain additional milestone payments and royalty fees, based upon products developed and achievement of commercial services.

     In March 2002, the Company received authorization from the FDA to commence a Phase I/II clinical trial under an IND application for a spinal fusion indication and made a $500,000 milestone payment to Chrysalis for receiving this FDA clearance. The Company anticipates initiating this trial later in 2002.

     During 2001, the Company completed a Phase I/II clinical trial utilizing Chrysalin for fresh fracture repair, and in July of 2002, announced that the FDA had authorized a Phase III trial for that indication. The Company is currently moving forward with an IND application for a human clinical trial for Chrysalin for articular cartilage repair. There can be no assurance that any of these clinical trials will result in favorable data or that NDA approvals by the FDA, if sought, will be obtained. Significant additional costs will be necessary for the Company to complete development of these products. Except for the $750,000 minority equity interest, all payments made to Chrysalis have been expensed as research and development.

6.   LITIGATION

     UNITED STATES OF AMERICA EX REL. DAVID BARMAK V. SUTTER CORP., UNITED STATES ORTHOPEDIC CORP., ORTHOLOGIC CORP., ET AL., United States District Court, Southern District of New York, Civ Action No 95 Civ 7637. The complaint in this matter was filed in September 1997 under the Qui Tam provisions of the Federal False Claims Act and primarily relates to events occurring prior to the Company's acquisition of Sutter Corporation. The allegations relate to the submission of claims for reimbursement for continuous passive motion equipment to various federal health care programs. In their complaint, the plaintiff sought unspecified monetary damages and civil penalties related to each alleged violation. In June 2001, the U.S. Department of Justice and the Company entered into a settlement agreement and the government's amended complaint was dismissed with prejudice. Plaintiff Barmak is pursuing the claim independent of the U.S. Department of Justice. The Company filed a motion to dismiss the plaintiff's complaint on various grounds including that the allegations are barred because of the earlier settlement. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     ORTHOREHAB, INC. AND ORTHOMOTION, INC. V. ORTHOLOGIC CORPORATION AND ORTHOLOGIC CANADA, LTD., Superior Court of the State of Delaware, County of New Castle, Case No. C.A. No. 01C-11-224 WCC. In November 2001, OrthoRehab, Inc., the company that purchased the CPM business from OrthoLogic Corp., filed a complaint in connection with the acquisition of the Company's continuous passive motion business in July 2001 alleging, among other things, that some of the assets purchased were over valued and that the Company had breached its contract. The case is being heard in the Superior Court of the State of Delaware. The Company has denied the plaintiffs' allegations and in October 2002, filed a counter claim against the plaintiffs for fraud and breach of contract. The Company intends to pursue the matter vigorously. The case continues in discovery. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     SETTLEMENT OF CLASS ACTION SUIT NORMAN COOPER, ET AL. V. ORTHOLOGIC CORP. ET AL., Maricopa County Superior Court, Arizona, Case No. CV 96-10799, and related federal cases originally filed in 1996. In early October 2000, OrthoLogic settled certain federal and state court class action and the federal class action suits alleging violations of Sections 10(b) of the Securities Exchange Act if 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and, as to other defendants, Section 20(a) of the Exchange Act. The settlement called for $1 million payment in cash and one million shares of newly issued OrthoLogic Common Stock valued at $2,969,000 based on the stock price of $2.969 per share on the date of the judge's ruling approving the settlement.

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

     As of September 30, 2002, in addition to the matters disclosed above, the Company is involved in various other legal proceedings that arose in the ordinary course of business. The costs associated with defending the above allegations and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying financial statements.

7.   LINE OF CREDIT

     The Company has a $4 million revolving line of credit with a bank. The Company may borrow up to 75% of eligible accounts receivable, as defined in the agreement. The interest rate is at the lender's prime rate. Interest accruing on any outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) requirements to maintain tangible net worth of not less than $30 million, (2) a requirement for a quick ratio of not less than 2.0 to 1.0, (3) requirements to maintain a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) a requirement that capital expenditures not exceed more than $7.0 million during any fiscal year. The Company had not utilized this line of credit. As of September 30, 2002 the Company was in compliance with all the financial covenants.

8.   SERIES B CONVERTIBLE PREFERRED STOCK

     As of September 30, 2002, 15,000 shares of Series B Convertible Preferred Stock had been converted into 5,964,080 shares of common stock. Currently, there are no remaining shares of Convertible Preferred Stock outstanding.

9.   SEGMENT INFORMATION

     The Company operates as one segment. The various types of revenues and cost of goods sold are separately identified by product line in the Statement of Operations. Operating expenses were not directly allocated between the Company's various lines of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ending December 31, 2001 and the "Special Note Regarding Forward Looking Statements" below.

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

     In July 2001, the Company divested its CPM business. The Company's decision to divest the CPM business was based on its desire to refocus all of its activities on the fracture healing and spinal repair segments of the orthopedic market. The CPM business, which was focused on the rehabilitation segment of the orthopedic market, no longer fit in the Company's long-term strategic plans.

     The CPM business was sold for $12.0 million in cash, the assumption of approximately $2.0 million in liabilities and a potential additional payment to OrthoLogic of up to $2.5 million in cash, conditioned on the purchaser's ability to collect certain accounts receivable in the year following the sale. OrthoLogic is currently in litigation with the purchaser regarding this $2.5 million contingent payment and other matters. The litigation is described in greater detail in Note 6 to the Unaudited Condensed Financial Statements contained herein.

     The Company periodically discusses with third parties the possible acquisition and sale of technology, product lines and businesses in the orthopedic health care market and, from time to time, enters into letters of intent that provide OrthoLogic with an exclusivity period during which it considers possible transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of the financial condition and results of operations are based upon the Unaudited Condensed Consolidated Financial Statements prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements necessarily requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses at the date of the financial statements. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to allowance for doubtful accounts, sales adjustments and discounts, investments, inventories, income taxes, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions and believes its estimates are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Under different assumptions and conditions, actual results may differ from these estimates.

     DOUBTFUL ACCOUNTS: A significant estimate is the allowance for doubtful accounts of approximately $3.3 million and $5.8 million at September 30, 2002 and December 31, 2001, respectively. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of its customers and third-party payors to make the required payments. Management's estimate of the allowance is based primarily on trends in historical collection statistics and adjusted for consideration of current developments in collection practices, payor mix and other considerations. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments or the other considerations underlying the estimates were to change, additional allowances might be necessary.

     UNBILLED REVENUE: The Company's revenues included unbilled receivables of $2.4 million and $1.9 million at September 30, 2002 and December 31, 2001, respectively. Unbilled receivables are recognized as revenue when there is evidence of an arrangement with both the patient and the third-party payor, and delivery of the product has occurred. The Company derives a significant amount of its revenues from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. The amount of revenue, net of sales discounts and contractual adjustments, recorded at the time of the sale is based on an estimate of the primary third-party payors' pricing terms. However, these estimates are always subject to adjustment, which could be material. Any differences between estimated reimbursement and final determinations are reflected in the period identified.

     REVENUE RECOGNITION: The Company recognizes revenue when the product is placed on the patient, or, if the sale is to a commercial buyer, when title passes to the commercial buyer, which is at the time of shipment. The Company's shipping terms are FOB shipping point for products sold to commercial buyers. Reductions to revenues are estimated based on historical experience and are in the form of sales discounts and adjustments from certain third-party payors, health maintenance organizations and preferred provider organizations. The Company records any differences between the net revenue amount recognized at the time of the sale and the ultimate pricing by the primary third-party payor as a subsequent adjustment to sales in the period the Company receives payments from the third-party payor or the Company becomes aware of circumstances that warrant a change in estimate. In the opinion of management, adequate allowances have been provided for sales discounts and contractual adjustments. Changes to estimated revenues are recognized in the period in which the Company becomes aware of circumstances that warrant a change in estimate.

     The Company recognizes royalties from the Co-Promotion Agreement of Hyalgan, based on a flat royalty fee of $5 for each unit distributed by Sanofi between January 1, 2001 and December 31, 2002 up to $5 million in accordance with the Termination Agreement.

     INVENTORY VALUATION: The Company writes-down its inventory for inventory shrinkage and obsolescence for the difference between the cost of the inventory and the estimated value which, in turn, is based on a number of factors, including future demand and market conditions. If conditions used in determining these valuations changes, future additional inventory write-downs would be necessary.

     DEFERRED TAX VALUATION: The Company considers future taxable income and tax planning strategies in determining the need for valuation allowances. In the event the Company determines it is unable to realize deferred tax assets in the future, an adjustment to the deferred tax asset and charge to income would be necessary in the period such a determination is made.

     MINORITY INTEREST VALUATION: The Company holds a minority interest in Chrysalis BioTechnology, Inc., a company in the technological field in which the Company has a strategic focus. Chrysalis BioTechnology, Inc. is not publicly traded so it is difficult to determine the value of the investment. Should the investment be determined to be permanently impaired, a charge to income would be recorded in the period such a determination is made.

     LEASE COSTS: The Company leases its headquarters facility in Tempe, Arizona under an operating lease arrangement. This lease has an expiration date of November 2007. As a result of the Company's sale of its CPM business during 2001, the purchaser of the CPM business subleased from the Company approximately 50% of the facility, which sublease expires in December 2002. During the third quarter of 2002, the purchaser of the CPM business vacated the building and it was determined that the existing sublease will not be renewed. While the Company believes the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. The Company recorded a charge of $400,000 in the quarter ended September 30, 2002 to establish a reserve for the period the available sublease space is anticipated to be vacant.

RESULTS OF OPERATIONS COMPARING THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 TO CORRESPONDING PERIODS IN 2001.

     REVENUES: The Company's total revenues increased 12.5% from $9.6 million in the third quarter of 2001 to $10.8 million in the third quarter of 2002. Revenues for the third quarter of 2001 included sales of $845,000 from the divested CPM business. Sales recorded for the bone growth stimulation products, the OL1000 and SpinaLogic, increased by 33.8% in the third quarter of 2002 as compared to the same period in 2001. Revenues for the bone growth stimulation products for the third quarter of 2002 were $10.3 million compared to $7.7 million in the comparable quarter of the prior year. The Company's total revenues decreased 43.7% from $53.3 million in the nine month period ended September 30, 2001 to $30.1 million for the same period in 2002. Revenues for the nine-month period ended September 30, 2001 included sales of $28.9 million from the divested CPM business. Sales recorded for the bone growth stimulation products increased 27.0% in the nine-month period ended September 30, 2002 compared to the same period in 2001. Revenues for the bone growth stimulation products were $28.2 million for the first nine months of 2002, compared to $22.2 million for the same period in the prior year. The Company believes the significant increase in bone growth stimulation sales signifies a growth in market share for both the OL1000 and SpinaLogic products.

     Hyalgan royalty revenue was $501,000 in the three month period ended September 30, 2002 compared to $972,000 for the same period in 2001. Hyalgan royalty revenue was $1.9 million for the nine-month period ended September 30, 2002 compared to $2.3 million for the same period in 2001. The Company anticipates receiving additional royalties of approximately $300,000 through the end of the fiscal year 2002, at which time the royalty agreement will terminate.

     GROSS PROFIT: Gross profit for the three months ended September 30 increased from $8.3 million in 2001 to $8.9 million in 2002. Gross profit, as a percent of revenue, was 82.4% for the quarter ending September 30, 2002. Gross profit for the same period in 2001 was 86.5%. Gross profits for the three months ended September 30, 2002 were lower than the previous two quarters, due to increased costs of the manufacturing process required to re-launch the Company's OrthoFrame/Mayo Wrist Fixator product during the fourth quarter 2002. Gross profit for the nine-month period ended September 30 decreased from $43.4 million in 2001 to $25.5 million in 2002. Gross profit, as a percent of revenues was 84.7% for the nine months ended September 30, 2002. Gross profit for the same period in 2001 was 81.4%. The majority of the gross profit decrease of $17.9 million is a direct result of the divestiture of the CPM business, which produced $23.1 million in gross profits for the first nine months of 2001. The improvement of gross margins from 81.4% in 2001 to 84.7% in 2002 is due to the change in product mix to higher margin products. The CPM business for the year ended December 31, 2001 had a gross margin of approximately 79.9%.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses decreased 2.7% from $7.4 million in the three month period ended September 30, 2001 to $7.2 million in the same period in 2002. SG&A expenses decreased 49.5% from $40.6 million in the nine month period ended September 30, 2001 to $20.5 million in the same period in 2002. The nine-month period ended September 30, 2002 is not comparable to the same period in 2001, due to the cost of the CPM operations and the $400,000 charge for the sublease discussed above. SG&A expenses, as a percentage of total revenues, were 66.7% in the three month period ended September 30, 2002 and 77.1% in the same period in 2001. SG&A expenses, as a percentage of total revenues, were 68.1% in the nine month period ended September 30, 2002 and 76.2% in the same period in 2001. The SG&A expense for the quarter ended September 30, 2002 is not comparable to the same period in 2001, due to the costs associated with the divested CPM operations. In addition, the Company recorded a charge of $400,000 in the quarter ended September 30, 2002 to establish a reserve for an anticipated period the sublease space may be vacant.

     RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $722,000 in the three month period ended September 30, 2002, compared to $486,000 for the same period in 2001. Research and development expenses were $2.4 million in the nine-month period ended September 30, 2002 compared to $3.1 million for the same period in 2001. The research and development costs for the nine months ended September 30, 2002 included a $500,000 milestone payment made to Chrysalis BioTechnology, Inc. to begin a Phase I/II human clinical trial of Chrysalin for spinal fusion. The research and development expenses for the nine months ended September 30, 2001, included a $1 million payment to Chrysalis BioTechnology to extend the worldwide license to include orthopedic soft tissue indications for Chrysalin. Research and development expenses in the quarter ended September 30, 2002 are for the overall Chrysalin Product Platform, which include pre-clinical studies in cartilage and continuation of the Phase I/II human clinical trial under an IND for spinal fusion and the Phase III human clinical trial under an IND for fracture repair.

     CPM DIVESTITURE AND CHANGE IN ESTIMATED COLLECTABILITY OF CPM RECEIVABLES:
In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. The sale of the CPM business was completed in July 2001 for $12.0 million in cash, with the assumption of approximately $2.0 million in liabilities by the buyer. The Company retained and did not sell the invoiced receivables. The

Company may receive up to an additional $2.5 million in cash, due to certain objectives achieved by the purchaser of the CPM business. OrthoLogic is currently in litigation with the purchaser regarding this $2.5 million contingent payment and other matters. The litigation is described in greater detail in Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statement. The Company has not recorded the additional contingent consideration in the Company's financial statements because it is the subject of a dispute with the purchaser of the CPM business.

     In the second quarter of 2001, the Company recorded a $14.3 million charge to write down the CPM assets to their fair value and to record additional charges directly related to the CPM divestiture, which is included in the "CPM divestiture and related charges" total in the accompanying Statement of Operations for the quarter ended June 30, 2001. The charge included $6.9 million to write down the value of the assets to fair value less direct selling costs, $2.8 million for a change in estimate regarding the collectability of the retained accounts receivable, $3.3 million for employee severance, and $1.4 million for related exit costs.

     The Company recorded the $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Fair value was assessed to be the total consideration received for the CPM net assets in the sale that closed on July 11, 2001. The Company had previously received non-binding letters-of-intent, which had indicated higher values for the CPM net assets to be sold, but negotiations that ensued during the second quarter of 2001 resulted in a lower final sales price for the CPM net assets that were sold.

     The Company retained all the invoiced accounts receivable related to the CPM business, with a net carrying value of approximately $10.8 million (net of a $5.2 million allowance for doubtful accounts). The net carrying amount reflects a $2.8 million charge recorded in the second quarter of 2001 to increase the allowance for doubtful accounts. The collection staff and supervisors previously responsible for the collection of these receivables were part of the employee team hired by the purchaser of the CPM business. The purchaser requested an accelerated transition plan to hire the majority of the Company's collection team following the divestiture. The loss of experienced personnel, without a sufficient period to hire and train new staff, changed the Company's estimate of what would be collectable of the retained CPM accounts receivable.

     At December 31, 2001, the Company had collected $10.2 million of the $10.8 million of retained CPM receivables. During 2002, collection of these receivables was better than anticipated. Based on the improved collection trends, the Company revised its estimate and increased the estimated total collections by $600,000 and $226,00 in the quarters ended March 31, 2002 and June 30, 2002, respectively. Collections during the third quarter were again better than expected. Therefore, based on the ongoing favorable collections, during the quarter ended September 30, 2002, the Company revised its estimate and now expects that an additional $221,000 would be collected. At September 30, 2002, the carrying value of the remaining CPM accounts receivable was approximately $190,000.

     In connection with the sale of the CPM business, the Company eliminated approximately 331 of the Company's 505 positions. A charge of approximately $3.3 million is included in the "CPM divestiture and related charges" for the severances paid to terminated employees. The Company also recorded additional exit charges of approximately $1.4 million for CPM commissions, write offs of concessions for prepaid rents, space build out costs relating to the purchaser's sublease with the Company and other similar charges, and other CPM related prepaid expenses for which no future benefits were expected to be received.

A summary of the severance and other reserve balances at September 30, 2002 and 2001 are as follows (in thousands):

                                     Reserves         Amount Charged          Cash             Reserves
                                December 31, 2001     Against Assets          Paid        September 30, 2002
                                -----------------     --------------        -------       ------------------
Severance                            $   946             $    --            $  (717)           $   229
Other exit costs                          76                                    (37)                39
                                     -------             -------            -------            -------
Total non-recurring charges          $ 1,022             $    --            $  (754)           $   268


                                     Initial          Amount Charged          Cash             Reserves
                                     Reserves         Against Assets          Paid        September 30, 2001
                                     --------         --------------        -------       ------------------
Severance                            $ 3,300             $    --            $(2,058)           $ 1,242
Other exit costs                       1,387                (245)              (963)               179
                                     -------             -------            -------            -------
Total non-recurring charges          $ 4,687             $  (245)           $(3,021)           $ 1,421

     Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter of 2001. The revenue and cost of revenue attributable to the CPM business for the three months and nine months ended September 30, 2001 were approximately (in thousands):

                                   Three months ended      Nine months ended
                                   September 30, 2001     September 30, 2001
                                   ------------------     ------------------
     Net revenue                         $   845               $28,860
     Cost of revenue                        (134)                5,809
                                         -------               -------
     Gross profit                        $   979               $23,051

     Operating expenses were not directly allocated between the Company's various lines of business.

OTHER INCOME. Other income consisting primarily of interest income, decreased from $223,000 in the three-month period ended September 30, 2001 to $169,000 for the same period in 2002. The decrease is the result of declining interest rate returns on the investment portfolio. Other income increased from $482,000 in the nine-month period ended September 30, 2001 to $537,000 for the same period in 2002. The increase is a result of interest earned on the Company's higher cash and investment balances.

NET PROFIT: The Company had a net profit in the three month period ended September 30, 2002 of $1.4 million compared to a net profit of $606,000 in the same period in 2001. The Company had a net profit of $4.1 million for the nine month period ended September 30, 2002 compared to a net loss of $14.2 million in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2002, the Company had cash and equivalents of $10.1 million compared to $19.5 million as of December 31, 2001. The Company also had $18.8 million of short-term investments as of September 30, 2002 compared to $11.0 million at December 31, 2001. The total of both cash and cash equivalents and short-term investments decreased to $28.9 million at September 30, 2002 compared to $30.5 million as of December 31, 2001. The Company also had long-term investments of $4.8 million, as of September 30, 2002, mostly consisting of government-backed securities with maturities of fewer than 18 months.

     In addition, the Company has a $4.0 million accounts receivable revolving line of credit with a bank. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the lender's prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2003. There are certain financial covenants and reporting requirements associated with the loan. Included in the financial covenants are (1) requirements to maintain tangible net worth of not less than $30 million, (2) a requirement for a quick ratio of not less than 2.0 to 1.0,
(3) requirements to maintain a debt to tangible net worth ratio of not less than
0.50 to 1.0, and (4) a requirement that capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company had not utilized this line of credit. As of September 30, 2002, the Company was in compliance with all the financial covenants.

     Net cash provided by operations during the nine-month period ended September 30, 2002 was $3.4 million compared to $7.0 million for the same period in 2001. The primary reason for this decline is due to the collection of CPM receivables during the nine-month period ended September 30, 2001 and an increase in inventories because the Company is now carrying inventory parts and finished goods for the re-launch of its OrthoFrame/Mayo Wrist Fixator product during the fourth quarter of 2002. The decrease in liabilities is primarily due to non-recurring payments in 2001 for severance and other exit costs related to the CPM divestiture as well as payments for the Chrysalin development program.

     The Company does not expect to make significant capital investments in 2002 and anticipates that its cash and short term investments on hand, cash from operations and the funds available from its $4.0 million line of credit will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. The amount of cash the Company will be required to use in the next 12 months will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, continue profitability and collect amounts due from third-party payors. Additional funds may be required if the Company is not successful in any of these areas.

     In August 2001, the Company announced that its Board of Directors authorized a repurchase of up to 1 million shares of the Company's outstanding shares over the subsequent 12 months. The repurchased shares are held as treasury shares to reduce the dilution from the Company stock option plans. As of September 30, 2002, the Company had repurchased 41,800 shares at a cost, net of fees, of $137,300 or an average price of $3.28 per share. The repurchase period ended in August 2002.

     The following table sets forth all known commitments as of September 30, 2002 and the year in which these commitments become due, or are expected to be settled (in thousands):

                                           ACCOUNTS PAYABLE
        YEAR      OPERATING LEASES      AND ACCRUED LIABILITIES       TOTAL
        ----      ----------------      -----------------------       -----
     2002             $   270                   $ 5,919              $ 6,189
     2003             $ 1,078                        --              $ 1,078
     2004             $ 1,078                        --              $ 1,078
     2005             $ 1,078                        --              $ 1,078
     2006             $ 1,078                        --              $ 1,078
     Thereafter       $   989                        --              $   989
                      -------                   -------              -------

     Total            $ 5,571                   $ 5,919              $11,490

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has no debt and no derivative instruments at September 30, 2002.

     The Company's Canadian operations were sold as part of the CPM asset sale, and consequently the Company has no exposure to foreign exchange rates at September 30, 2002.

ITEM 4. EVALUATION OF CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures, which are designed to ensure that material information related to OrthoLogic Corp. is made known to the disclosure committee on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. Although we believe our pre-existing disclosure controls and procedures are adequate to enable compliance with our disclosure obligations, as a result of such review, we implemented minor changes, primarily to formalize and document the procedures already in place. We also established a disclosure committee consisting of certain members of the Company's senior management.

     After the formation of our disclosure committee and within 90 days prior to the filing of this report, the disclosure committee carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the disclosure committee concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

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

     LIMITED HISTORY OF PROFITABILITY. The Company began generating revenues from the sale of its primary product in 1994. The Company experienced significant operating losses since its inception and had an accumulated deficit of approximately $92.2 million at September 30, 2002. The Company has only reported sustained profits since the third quarter of 2001. There can be no assurance that the Company will maintain sufficient revenues to retain net profitability on an on-going annual basis. In addition, estimations of future profits based on our historical financial reports may be speculative given our limited profitability history.

     DEPENDENCE ON THIRD PARTIES TO DISTRIBUTE PRODUCT. To enhance the sales of the Company's SpinaLogic product line, the Company entered into an exclusive 10-year worldwide sales agreement in August 2000 with DePuy AcroMed ("DePuy AcroMed"), a unit of Johnson and Johnson. The sales agreement provides DePuy AcroMed with the right to terminate its sales activities on behalf of SpinaLogic without cause, by giving OrthoLogic a minimum of 120 days written notice. Any significant change in the business relationship or termination of the sales agreement with DePuy AcroMed may have a material adverse effect on the Company's sales of SpinaLogic. The Company relies upon the distribution of the SpinaLogic product for a large portion of its sales.

     The Company relies on distributors and sales representatives to sell the OL1000. There can be no guarantees that the terms of the distribution and sales representative contracts will be renewed as they currently exist.

     POTENTIAL ADVERSE OUTCOME OF LITIGATION. At any given time, the Company becomes involved in various legal proceedings that arise in the ordinary course of business. In addition, the Company is currently involved in two other legal proceedings UNITED STATES OF AMERICA EX. REL. DAVID BARMARK V. SUTTER CORP. AND ORTHOLOGIC and ORTHOREHAB, INC. AND ORTHOMOTION, INC. V. ORTHOLOGIC CORPORATION AND ORTHOLOGIC CANADA, LTD. The Company has provided a description of each matter in Note 6 to the Notes of the Unaudited Condensed Financial Statements. At the present stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, which the Company may experience. An unfavorable outcome could have a material adverse effect on the Company's results of operations and earnings.

     UNCERTAINTY OF MARKET ACCEPTANCE. The Company believes that the demand for bone growth stimulators is still developing and the Company's success will depend in part upon the growth of this demand. Although the Company has reported increased sales for both the OL1000 and SpinaLogic for the last several quarters, there can be no assurance that this trend will continue. The long-term commercial success of the OL1000 and SpinaLogic and the Company's other products will also depend in significant part upon its widespread acceptance by a significant portion of the medical community as a safe, efficacious and cost-effective alternative to invasive procedures. Historically, some orthopedic medical professionals have hesitated to prescribe bone growth stimulator products such as those manufactured by the Company. The widespread acceptance of the Company's primary products would represent a significant change in practice patterns for the orthopedic medical community and in reimbursement policy for third-party payors. Failure of the Company's products to achieve widespread market acceptance by the orthopedic medical community and third-party payors would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON RESEARCH AND DEVELOPMENT OF ADDITIONAL INDICATIONS OF CURRENT PRODUCTS AND INTRODUCTION OF FUTURE PRODUCTS. The Company believes that, to sustain long-term growth, it must continue to develop and introduce additional products and expand approved indications for its remaining products. The development and commercialization by the Company of Chrysalin and other products will require substantial product development, regulatory, clinical and other expenditures for years before the Company can begin to market the product. There can be no assurance that the Company will be able to develop new products or expand indications for existing products in the future or that the Company will be able to successfully manufacture or market any new products or existing products for new indications. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations.

     HEALTHCARE LAW AND REGULATIONS. The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations, specifically those relating to the Medicare and Medicaid programs, can be subject to government review and interpretations, as well as regulatory actions unknown and unasserted at this time. Recently, federal government activity has increased with respect to investigations and allegations concerning possible violations by healthcare providers of regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments of previously billed and collected revenues from patient services. Management believes that the Company is in substantial compliance with current laws and regulations.

     DEPENDENCE ON PATENTS, LICENSES AND PROPRIETARY RIGHTS. The proprietary "BioLogic" technology underlying the OL1000 and SpinaLogic is licensed to the Company on a worldwide basis that covers all improvements and applies to the use of the technology for all medical applications in humans and animals. The license may be terminated if the Company breaches any material provision of such license. The termination of such license would prevent the Company from selling its primary products, which would materially adversely affect the Company's business, financial condition and results of operations.

     The Company owns a number of patents and relies on unpatented trade secrets and know-how in the operation of the business. While OrthoLogic's intellectual property used in its bone growth stimulation products has never been legally challenged, there has been substantial litigation regarding patent and other intellectual property rights in the orthopedic industry. The Company could be named in such a suit challenging the validity of the scope of the Company's proprietary rights or claiming infringement of the rights of others. The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. Litigation of these matters tends to take years and could result in a substantial cost to and diversion of resources by the Company. In addition, if the results of the litigation were unfavorable to the Company, the Company may be required to seek a license of the proprietary technology required to produce the Company's products from the other party in the suit to continue business. There can be no assurance that licensing rights to the proprietary information will be available at all or at a cost acceptable to the Company.

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

     LIMITATIONS ON THIRD-PARTY PAYMENT; UNCERTAIN EFFECTS OF MANAGED CARE. The Company's sales of its products are affected by the extent to which acceptance of payment for such products and related treatment will continue to be available from government health administration authorities, private health insurers and other payors. Changes in the terms of the reimbursement protocol for our products, such as changes in the recommended commencement of application of our products and the recommended duration of use, could have a significant effect on the purchasing and practice patterns of many health care providers to prescribe our products. In addition, payors are increasingly challenging the prices and clinical efficacy of medical products and services. Payors may deny reimbursement if they determine that the product used in a procedure was experimental, was used for a non-approved indication or was unnecessary, inappropriate, not cost-effective, unsafe, or ineffective. The Company's products are reimbursed by most payors, however there are generally specific product usage requirements or documentation requirements in order for the Company to receive reimbursement. Although the Company makes allowances to account for denials of reimbursement by payors, these allowances are estimates and may not be accurate. There can be no assurance that adequate third-party coverage will continue to be available to the Company at current levels. In addition, there is significant uncertainty as to the reimbursement status of any newly approved health care products.

     GOVERNMENT REGULATION. The Company's current and future products and manufacturing activities are and will be regulated under the FDC Act. The Company's current BioLogic technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent level of FDA review for medical devices and are required to be tested under IDE clinical trials and approved for marketing under a PMA. The Company's fracture fixation devices are Class II devices that are marketed pursuant to 510(k) clearance from the FDA, however these products are 510(k) clearance exempt. Chrysalin, as a new drug, is subject to clinical trial (IND/NDA) and Good Manufacturing Practices ("GMP") review more stringent and regulated than those that apply to the BioLogic technology-based products.

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

     Many participants in the medical technology industry, including the Company's competitors, have substantially greater capital resources, marketing and promotional resources, research and development staffs and facilities than the Company. Such participants have developed or are developing products that may be competitive with the products that have been or are being developed or researched by the Company. Other companies are developing a variety of other products and technologies to be used in the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, and nonthermal ultrasound. Many of the Company's competitors have substantially greater experience than the Company in conducting research and development, obtaining regulatory approvals, manufacturing, and marketing and selling medical devices. Any failure by the Company to develop products that compete favorably in the marketplace would have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also face increased competition from new companies entering this marketplace.

     DEPENDENCE ON KEY SUPPLIERS. The Company purchases several key electronic components used in the OL1000 and SpinaLogic devices from single manufacturers. Although there are feasible alternates that might be used immediately, the supply for these components may not be available. In addition, there are single suppliers for other components used in the OL1000 and SpinaLogic devices and only two suppliers for the magnetic field sensor employed in them. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Therefore, the Company maintains sufficient inventories of such components in an attempt to ensure availability of finished products in the event of supply shortage or in the event that a redesign is required. The Company maintains a supply of certain OL1000 and SpinaLogic components to meet sales forecasts for 3 to 6 months. Any delay or interruption in supply of components or products could significantly impair the Company's ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations. Chrysalin, which is currently only in the clinical trial phase, is produced by a third-party sole supplier.

     The Company is dependent on outside vendors for key parts in the manufacture of the OrthoFrame/Mayo, an external fixation product used in conjunction with surgical procedures, which was re-launched by the Company's sales force in October 2002.

     UNCERTAINTY AND POTENTIAL NEGATIVE EFFECTS OF CHANGES IN HEALTHCARE REGULATION. In recent years, the health care industry has experienced rapidly rising costs at a time of increasing political pressure regarding access of health care for the uninsured and decreasing flexibility on heath care reimbursement protocols from heath care insurance payors. The Company anticipates that federal and state legislatures and other health care payors will continue to review and assess alternative health care delivery systems and methods of payment, and public debate on related health care issues will continue. Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations and ability to market its products as currently contemplated.

     The Company runs the risk of reduced revenues should it be determined that the Company's products will be subject to any new rulings and regulations in the areas of Medicare Competitive Bidding and/or Inherent Reasonableness of Price.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See "Note 6 - Litigation" of the Notes to the Unaudited Condensed Consolidated Financial Statements above, which is incorporated hereto.

Item 6. Exhibits and Reports

     (a)  Exhibit Index

          See Exhibit List following this report

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


ORTHOLOGIC CORP.
(Registrant)


SIGNATURE                           TITLE                             DATE
---------                           -----                             ----


/s/ Thomas R. Trotter    President and Chief Executive         November 12, 2002
---------------------    Officer (Principal Executive
Thomas R. Trotter        Officer)


/s/ Sherry A. Sturman    Vice-President and Chief Financial    November 12, 2002
---------------------    Officer (Principal Financial and
Sherry A. Sturman        Accounting Officer)

   Certification of CEO Pursuant to Securities Exchange Act Rules 13a - 14 and 15d - 14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas R. Trotter, the Chief Executive Officer of OrthoLogic Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of OrthoLogic Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Thomas R. Trotter
-------------------------------------
President and Chief Executive Officer

   Certification of CFO Pursuant to Securities Exchange Act Rules 13a - 14 and 15d - 14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Sherry A. Sturman, the Chief Financial Officer of OrthoLogic Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of OrthoLogic Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Sherry A. Sturman
---------------------------------
Chief Financial Officer

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                                     Incorporated by     Filed
Exhibit No      Description                           Reference to:     Herewith
----------      -----------                           -------------     --------
  10.1          Amended and Restated                                       X
                Employment Agreement
                Chief Executive Officer (1) (2)
                Dated July 15, 2002

  99.1          Certification pursuant to 18 U.S.C.                        X
                Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act
                of 2002. -- Thomas R. Trotter

  99.2          Certification pursuant to 18 U.S.C.                        X
                Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act
                of 2002. -- Sherry A. Sturman

(1)  Management Contract or Compensatory Plan.
(2) Filed under confidential treatment request with the Securities and Exchange Commission.