Form 10-K
period 2002-12-31
ORTHOLOGIC CORP
filed 2003-03-28
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _________________

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

                  Registrant's telephone number: (602) 286-5520

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0005 per share
                                (TITLE OF CLASS)

         Rights to purchase 1/100 of a share of Series A Preferred Stock
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that OrthoLogic was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether OrthoLogic is an accelerated filer. Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of registrant's Common Stock as reported on the NASDAQ National Market on March 12, 2003 was approximately $112,098,877. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement related to its 2003 annual meeting of stockholders to be held on May 29, 2003 are incorporated by reference into Part II and III of this Form 10-K.

     The number of outstanding shares of the registrant's Common Stock on March 12, 2003 was 32,873,571

                                ORTHOLOGIC CORP.
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I                                                                      Page

    Item 1.  Business......................................................   1

    Item 2.  Properties....................................................   8

    Item 3.  Legal Proceedings ............................................   8

    Item 4.  Submission of Matters to a Vote of Security Holders...........   9


PART II

    Item 5.  Market for the Registrant's Common Equity and Related
               Stockholder Matters.........................................  10

    Item 6.  Selected Financial Data.......................................  11

    Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  12

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk....  25

    Item 8.  Financial Statements and Supplementary Data...................  25

    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  25

PART III

    Item 10. Directors and Executive Officers of the Registrant............  26

    Item 11. Executive Compensation........................................  27

    Item 12. Security Ownership of Certain Beneficial Owners and
               Management..................................................  27

    Item 13. Certain Relationships and Related Transactions................  27

    Item 14. Evaluation of Controls and Procedures.........................  27

PART IV

    Item 15. Exhibits, Financial Statement Schedule and Reports on
               Form 8-K....................................................  27

SIGNATURES................................................................. S-1

CERTIFICATIONS............................................................. S-2

EXHIBIT INDEX.............................................................. E-1

FINANCIAL STATEMENTS AND SUPPLENTARY DATA.................................. F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     OrthoLogic Corp. was incorporated as a Delaware corporation in July 1987 as IatroMed, Inc. and changed its name to OrthoLogic Corp. in July 1991. Unless the context otherwise requires, references to the "Company" or "OrthoLogic" refer to OrthoLogic Corp. and its subsidiaries. The Company's executive offices are located at 1275 West Washington Street, Tempe, Arizona 85281, and its telephone number is (602) 286-5520.

     OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal bone and tissue, with particular emphasis on fracture healing and spinal repair. OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

     In 1999, the Company exercised its option to license the United States development, marketing, and distribution rights for the fracture indications for Chrysalin, a new tissue repair synthetic peptide. In 2000, the Company exercised its option to license Chrysalin for all orthopedic applications worldwide.

     The Company's research and development focus is on its Chrysalin product development program. The Company has three potential Chrysalin products either in human clinical trials or in late-stage pre-clinical development.

     OrthoLogic periodically discusses with third parties the possible acquisition and sale of technology, product lines and businesses in the orthopedic health care market and, from time to time, enters into letters of intent that provide OrthoLogic with an exclusivity period during which it considers possible transactions.

     Copies of the Company's annual reports on Form 10K, quarterly reports on Form 10Q, current reports on Form 8K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.orthologic.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

PRODUCTS AND OTHER PRODUCT DEVELOPMENT

     OrthoLogic's product line includes bone growth stimulation and fracture fixation devices. The Company's OL1000 product line is sold primarily through the Company's direct sales force supplemented by regional distributors. The Company uses an international spine product distributor for the sales and marketing of its bone growth stimulation device, SpinaLogic(R).

     BONE GROWTH STIMULATION PRODUCTS

     OL1000, OL1000 SC. The OL1000 is a U.S. Food and Drug Administration ("FDA") approved portable, noninvasive, physician-prescribed, electromagnetic bone growth stimulator designed for patients with nonunion fractures. The OL1000 comprises two magnetic field treatment transducers (coils) and a microprocessor-controlled signal generator that delivers a highly specific, low energy signal to the injured area. The device is attached to the patient's arm, leg or other area where there is a nonunion fracture. The OL1000 then evenly distributes a magnetic field over the patient's injured area. As a result, specific placement of the device over the nonunion fracture is not crucial for product efficacy as it is for some of our competitors' products.

     The patient wears the device for 30 minutes each day. The Company believes the reduced treatment time leads to increased patient compliance with treatment protocol. In addition, the micro-controller tracks the patient's daily treatment compliance.

     The OL1000 is used for the noninvasive treatment of an established nonunion fracture acquired secondary to trauma, excluding vertebrae and all flat bones. A nonunion fracture is considered to be established when the fracture site shows no visibly progressive signs of healing.

     The OL1000 SC is an FDA approved single coil device, which utilizes the same combined magnetic field as the OL1000, is available in three sizes and is designed to be more comfortable for patients with certain types of fractures.

     SPINALOGIC(R). SpinaLogic is a portable, noninvasive, electromagnetic bone growth stimulator, which enhances the healing process as an adjunct to spinal fusion surgery. The Company believes that SpinaLogic offers benefits similar to those of the OL1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The patient attaches the device to the lumbar injury location where it provides localized magnetic field treatment to the fusion site. Like the OL1000, the SpinaLogic device contains a micro-controller that tracks the patient's daily treatment compliance and can easily be checked by the surgeon upon follow-up visits. SpinaLogic is approved by the FDA as an adjunct treatment for primary lumbar spinal fusions. It is designed for single patient use and is programmed for 270 consecutive, 30-minute daily treatments.

     Sales of bone growth stimulation products were 95%, 48% and 23% of the Company's total revenues in the years ending December 31, 2002, 2001 and 2000, respectively.

     FRACTURE FIXATION DEVICES

     ORTHOFRAME(R)/MAYO(R). The Company began to manufacture and distribute the OrthoFrame line of external fixation products in 1993. The OrthoFrame/Mayo product is an external fixation device used in conjunction with surgical procedures. It is low profile, lightweight, and primarily sold to hospitals. The Company temporarily ceased manufacturing this product in 2000 to improve the product packaging, and it was relaunched in the fourth quarter of 2002.

     DISCONTINUED OR DIVESTED PRODUCTS

     CONTINUOUS PASSIVE MOTION ("CPM"). In July 2001 the Company sold its CPM business. CPM devices provide controlled, continuous movement to joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following orthopedic trauma or surgery. The products are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications. The Company's financial results reflect sales of the CPM devices through July 11, 2001.

     Sales of continuous passive motion devices were 46% and 67% of the Company's total revenues for the year ending December 31, 2001 and 2000, respectively. The Company had no CPM sales in the year ended December 31, 2002.

     ANCILLARY ORTHOPEDIC PRODUCTS. Along with the July 2001 sale of the CPM business, the Company sold its ancillary orthopedic product lines of bracing, electrotherapy, cryotherapy and dynamic splinting products. The bracing line included post-operative, custom and pre-sized functional and osteoarthritis models. Postoperative braces are used in the early phases of post-surgical rehabilitation, while functional braces are applied as the patient returns to work or sports activities. Cryotherapy is used to cool the operative or injured site in order to prevent pain and swelling. The electrotherapy line consisted of TENS, NMES, high volt pulsed current, interferential, and biofeedback units.

     HYALGAN(R) (SODIUM HYALURONATE). The Company began selling Hyalgan to orthopedic surgeons in July 1997, under a Co-Promotion Agreement with Hyalgan's distributor in the United States (the "Co-Promotion Agreement"). In October 2000, OrthoLogic and the Hyalgan distributor announced that both parties had mutually agreed to terminate this agreement. In connection with the early termination, the Company received an up-front cash payment, financial incentives to complete the transition of the business through December 2000, and ongoing royalties, which ended December 31, 2002.

     Royalty and fee income for Hyalgan were approximately 5%, 5% and 10% of the Company's total revenue in the years ended December 31, 2002, 2001 and 2000, respectively.

     PRODUCTS IN RESEARCH

     CHRYSALIN(R). In January 1998, the Company made a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis"), and acquired, as part of that investment, an option to license a unique synthetic peptide called TP508, or Chrysalin.

     Chrysalin is a 23-amino acid synthetic peptide representing a fragment of the human thrombin molecule. Thrombin has been shown to be involved in the healing process for both soft tissue and bone. By mimicking specific attributes of the thrombin molecule, Chrysalin stimulates the body's natural healing processes, resulting in accelerated tissue repair.

     During 2001 the Company completed a Phase I/II human clinical trial utilizing Chrysalin for fracture repair to test the safety and preliminary efficacy of Chrysalin. In July 2002, the Company received authorization to begin a Phase III human clinical trial under an Investigational New Drug ("IND") application from the Food and Drug Administration ("FDA"). The trial will be performed at 25 to 30 clinical sites with approximately 500 patients.

     In March 2002, the Company received authorization from the FDA to commence a Phase I/II clinical trial for a spinal fusion indication for Chrysalin. The Company began enrolling patients during the fourth quarter of 2002. The clinical trial will include approximately 330 patients and will be performed at 15 to 20 centers in the United States. The purpose of the study is to evaluate the safety and preliminary efficacy of Chrysalin in combination with allograft. The patient enrollment process is expected to take approximately 18 to 24 months with a nine-month follow-up period. The Company also hopes to begin a Phase I/II human clinical trial for Chrysalin for articular cartilage repair before the end of 2003.

     The Company has not yet applied for FDA approval to market Chrysalin and there is no assurance that the Company will do so or that it would receive such approval if sought. (See "Item 1 - Business - Government Regulation).

     OrthoLogic does not own the patents to Chrysalin. Chrysalin was developed by and patented by Chrysalis BioTechnology, Inc., a company in which OrthoLogic holds a minority equity interest. OrthoLogic obtained the worldwide rights to use Chrysalin for all orthopedic indications through a series of licensing agreements with Chrysalis BioTechnology, Inc.

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

MARKETING AND SALES

     OrthoLogic markets and sells its products to orthopedic and podiatric surgeons in private practice, hospitals, and clinics, as well as to general orthopedic physicians. Direct sales and marketing efforts have centered on these groups in these locations.

     The launch of SpinaLogic added a new customer base for the Company: orthopedic spine surgeons and neurosurgeons who perform spine procedures. This fact, in combination with a desire to quickly penetrate this new market, led the Company in August 2000 to sign an exclusive 10-year sales agreement with DePuy AcroMed, Inc. ("DePuy AcroMed"), a unit of Johnson and Johnson.

     The Company conducts its sales efforts for the OL1000 through a combination of direct sales representatives and select regional sales agents. Of the Company's approximately 156 employees at December 31, 2002, approximately 52 are involved in field sales and marketing. The Company employs a Senior Vice President of Sales, as well as five Area Vice Presidents, to manage territory sales and coordinate with the SpinaLogic distributors.

     Through its specialized marketing and sales staff, the Company has initiated and maintained contracts with over 400 third party payors for the OL1000 and SpinaLogic product lines. In addition, the Company is an approved Medicare and Medicaid provider, which accounts for approximately 16% of total revenues.

     OrthoLogic has not typically experienced seasonality in sales of the OL1000 or SpinaLogic. However, revenues from the Company's CPM business line sold in 2001 had proven to be seasonal. Historically the strongest quarters for the CPM business were the first and fourth quarters of the calendar year. The Company does not expect future revenues to be affected by seasonality.

RESEARCH AND DEVELOPMENT

     Individuals within the research and development department have extensive experience in the areas of biomaterials, bioengineering, animal modeling, and cellular and molecular biology. Research and development efforts are focused on product engineering, basic and pre-clinical research, and the design and conduct of the clinical trials.

     The research and development staff conducts in-house basic research projects in the areas of bone biology, fracture healing, and spine fusion, directed toward the clinical applications of the Chrysalin platform technology. The staff also supports and monitors outsourced research projects in cartilage repair and biophysical stimulation applications in tissue engineering. Both the in-house and outsourced research and development projects provide technical marketing support for the Company's products and explore the development of new products and additional therapeutic applications for existing products.

     The clinical affairs group within the research and development department designs, initiates, and monitors clinical trials. The Company's clinical affairs and regulatory groups are engaged in a Phase III clinical trial of Chrysalin for fracture repair, a Phase I/II clinical trial of Chrysalin for spinal fusion indication, and are pursuing further pre-clinical studies in articular cartilage, ligament, and tendon repair.

     A portion of the Company's research and development expense is from the license payments to Chrysalis. In 2000, the Company paid Chrysalis $2.0 million to extend its original license agreement to include all Chrysalin orthopedic indications worldwide. In July 2001, the Company paid $1.0 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications, including cartilage, tendon and ligament repair. In March 2002, the Company made a $500,000 milestone payment to Chrysalis for receiving clearance from the FDA to begin a Phase I/II trial for spinal fusion. A pre-payment of $250,000 was made subsequent to year-end 2002 to Chrysalis in anticipation of a potential IND filing with the FDA for a human clinical trial for a cartilage indication. The license agreement calls for the Company to pay certain other additional milestone payments and royalty fees, based upon the product's development and achievement of commercial introduction.

     The Company's research and development expenditures totaled $3.8 million, $3.9 million and $4.7 million the years ended December 31, 2002, 2001 and 2000, respectively.

MANUFACTURING

     The Company assembles the OL1000 and SpinaLogic products from parts supplied by third parties, performs tests on the components and the assembled product, and calibrates the assembled product to specifications. The Company purchases several components, including the magnetic field sensor employed in the OL1000 and SpinaLogic products, from a single source. Establishing additional or replacement suppliers for this component cannot be accomplished quickly. Other components and materials used in the manufacture and assembly of the OL1000 and SpinaLogic are available from multiple sources.

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

COMPETITION

     The orthopedic industry is characterized by rapidly evolving technology and intense competition. The Company has common competitors for its fracture healing and spine stimulation businesses. In addition to surgical procedures (an alternative to bone growth stimulation), other manufacturers of bone growth stimulators include Electro-Biology, Inc. (EBI), a subsidiary of Biomet, Inc., OrthoFix International N.V., and Exogen, Inc., a subsidiary of Smith & Nephew.

     New research in orthobiologics, such as the development of growth factors like bone morphogenic proteins as well as the Company's own work with Chrysalin, may well affect the market potential for bone growth stimulation in the future.

     With respect to external fixation devices, the Company's primary competitors are OrthoFix, Stryker, EBI, Smith & Nephew, Richards, Inc., Synthes, Inc. and DePuy ACE, a division of DePuy Inc.

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

     Any product developed by the Company that gains the necessary regulatory approvals would have to compete for market acceptance and market share in an intensely competitive market. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing, as well as any necessary regulatory approval processes, and supply commercial quantities of the product to the market, will be critical to its competitive success. There can be no assurance the Company can successfully compete on these bases. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Industry."

PATENTS, LICENSES AND PROPRIETARY RIGHTS

     The Company's practice is to require its employees, consultants and advisors to execute a confidentiality and non-compete agreement upon the commencement of an employment or consulting relationship with the Company. The agreements provide that all confidential information developed by, or made known to, an individual during the course of the employment or consulting relationship will be kept confidential and not disclosed to third parties except in specified circumstances. The agreements provide that all inventions conceived by the individual relating to the Company's business while employed by the Company shall be the exclusive property of OrthoLogic. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

     It is also the Company's policy to protect its owned and licensed technology by, among other things, filing patent applications for the technologies that it considers important to the development of its business. The most important intellectual property to our current product lines is the BioLogic(R) technology. The Company uses the BioLogic technology in its bone growth stimulation devices through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. With respect to the BioLogic technology, the delivery of such technology to the patient and specific applications of such technology, the Company holds title to or has exclusive worldwide license of a total of 61 BioLogic patents and design patents in the United States, France, Switzerland, Germany, Canada, Japan, Spain, United Kingdom, Italy and Australia. The Company's license for the BioLogic technology extends for the life of the underlying patents, which are due to expire over a period of years beginning in 2006 and extending through 2016. Once patents expire, competitors would be able to copy the technology and could seek such approval from the FDA to market the technology. The BioLogic technology license covers all improvements and applies to the use of the technology for all medical applications in humans and animals. The license provides for payment of royalties by the Company from the net sales revenues of products using the BioLogic technology. The license agreement can be terminated for breach of any material provision of the license.

     The Company has been assigned and maintains 14 patents in the United States, Europe, Canada and Japan covering methods for ultrasonic bone assessment and therapy by noninvasively and quantitatively evaluating the status of bone tissue IN VIVO through measurement of bone mineral density, strength and fracture risk.

     OrthoLogic does not own the patents to Chrysalin. Chrysalin was developed by and patented by Chrysalis BioTechnology, Inc., a company in which OrthoLogic holds a minority equity interest. OrthoLogic obtained the worldwide rights to use Chrysalin for all orthopedic indications through a series of licensing agreements with Chrysalis BioTechnology, Inc.

     ORTHOLOGIC(R), ORTHOFRAME(R), SPINALOGIC(R), TOMORROW'S TECHNOLOGY TODAY(R), CASELOG(R), ORTHONAIL(TM) are federally registered trademarks of the Company.

     No asset amounts are recorded in the Company's financial statements for these patents, licenses and property rights.

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

     The Company's current BioLogic technology-based products are classified as Class III Significant Risk Devices, which are subject to the most stringent FDA review, and are required to be tested under an Investigational Device Exemption ("IDE") clinical trial and approved for marketing under a Pre-Market Approval ("PMA"). To begin human clinical studies the Company must apply to the FDA for an IDE. Generally, preclinical laboratory and animal tests are required to establish a scientific basis for granting of an IDE. Once an IDE is granted, clinical trials can commence, which involve rigorous data collection as specified in the IDE protocol. After the clinical trial is completed, the data is compiled and submitted to the FDA in a PMA application. FDA approval of a PMA application occurs after the applicant has established safety and efficacy to the satisfaction of the FDA. The FDA approval process may include review by an FDA advisory panel. Approval of a PMA application includes specific requirements for labeling of the medical device with regard to appropriate indications for use. Among the conditions for PMA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures comply with the FDA regulations setting forth Good Manufacturing Practices ("GMP").

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

     The OrthoFrame/Mayo Wrist Fixator is a Class II device. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments Act of 1976 was enacted, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) pre-market notification with the agency. The Company obtained 510(k) pre-market notification clearance from the FDA for this device.

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

     As a potential new drug product, Chrysalin would be subject to clinical trial and GMP review similar to those described for the BioLogic technology-based products. Under the FDC Act, drug products are required to be tested under Investigational New Drug ("IND") Phase I, II, and III clinical trials and approved for marketing under a New Drug Application ("NDA"). To begin human clinical trials a company must apply to the FDA for IND approval for a product for a specific indication. Generally, pre-clinical laboratory and animal tests are required to establish a scientific basis for granting of an IND application. Once an IND application is granted, the clinical trial commences and involves rigorous data collection as specified in the IND protocol(s). Data from earlier phases may need to be reviewed by the FDA before proceeding to later phases.

     After all phases of the clinical trials are completed, data is compiled and submitted to the FDA in an NDA application. FDA approval of an NDA application occurs after the applicant has established safety and efficacy to the satisfaction of the FDA. Approval of an NDA application includes specific requirements for labeling, manufacturing, and controls. The approval process may include review by an FDA advisory panel. Among conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures comply with the FDA regulations setting forth Good Manufacturing Practices.

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

     Since the July 2001 sale of the CPM business, the Company no longer has products manufactured in Canada subject to the review of the Canadian food and drug regulatory agencies.

THIRD PARTY PAYMENT

     The Company's products provided to the patient are reimbursed by a variety of third party payors, including Medicare and private insurers. The Company is an approved Medicare provider and is also an approved Medicaid provider for a majority of states. The Company contracts with over 400 third party payors as an approved provider for its fracture healing products, including the Department of Veterans Affairs, Aetna, United Health Care and various Blue Cross/Blue Shield organizations. Because the process of obtaining reimbursement for products through third-party payors is longer than through direct invoicing of hospitals, the Company must maintain sufficient working capital to support operations during the collection cycle. In addition, third party payors as an industry have undergone consolidation, and that trend appears to be continuing. The concentration of such economic power may result in third party payors obtaining additional leverage and thus could negatively affect the Company's profitability and cash flows.

PRODUCT LIABILITY INSURANCE

     The business of the Company entails the risk of product liability claims. The Company maintains a product liability and general liability insurance policy and an umbrella excess liability policy. There can be no assurance that liability claims will not exceed the coverage limit of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. Consequently, product liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company has not experienced any product liability claims to date resulting from its bone growth stimulation or external fixation products. To date, liability claims resulting from the divested CPM business have not had a material adverse effect on the Company. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Related to our Business."

EMPLOYEES

     As of December 31, 2002, the Company had 156 employees in its operations, including 52 in sales and marketing, 22 in research and development clinical and regulatory affairs, 32 in reimbursement and 50 in manufacturing, finance and administration. The Company believes that the success of its business will depend, in part, on its ability to identify, attract and retain qualified personnel. In the future, the Company may need to add additional skilled personnel or retain consultants in such areas as research and development, manufacturing and marketing and sales. None of the employees are represented by a union. The Company considers its relationship with its employees to be good. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business."

ITEM 2. PROPERTIES

     The Company leases a facility in Tempe, Arizona. This facility is designed and constructed for industrial purposes and is located in an industrial district. The Company believes the facility is suitable for the Company's purposes and is effectively utilized. The Company has subleased approximately 17 percent of the building through June 2005 to another company. The table below sets forth certain information about the Company's facility.

              Approx.
Location    Square Feet   Lease Expires      Description     Principal Activity
--------    -----------   -------------      -----------     ------------------
Tempe       80,000 (1)        11/07         2-story, in an        Assembly,
                                           industrial park     Administration

(1)  Approximately 17% of the facility is subleased through June 2005.

     The Company believes that the facility is well-maintained and adequate for use in the foreseeable future.

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

     In early October 2000, the parties negotiated a global settlement of the consolidated class action suits. In return for dismissal of both class actions, and releases by a settlement class comprised of all purchasers of OrthoLogic Common Stock during the period from January 18 through June 18, 1996, inclusive, the settlement called for $1 million in cash and 1 million shares of newly issued OrthoLogic Common Stock. On August 17, 2001, the superior court gave final approval of the settlement and signed and filed a judgment of dismissal of the action with prejudice. We are not aware of any appeal from the judgment or other challenge to the final approval of the settlement. Pursuant to the terms of the settlement, the cash portion of the settlement fund has already been paid into the settlement fund, with the substantial portion of the $1 million paid from the proceeds of the Company's directors' and officers' liability insurance policy, and the remaining cash paid by the Company. The Company recorded a $3.6 million charge, including legal expenses, for settlement. Pursuant to the terms of the settlement and order of the superior court, the Company has issued and delivered 300,000 shares of Common Stock to plaintiffs' settlement counsel as part of the plaintiffs' counsel's fee award. The remaining 700,000 shares remain to be delivered to the settlement fund pending administration of the claims process under the settlement. Notices have been sent to stockholders of record for the relevant time period to calculate the settlement pool each stockholder is to receive.

     Management believes the settlement is in the best interests of the Company and its shareholders as it frees the Company from the cost and significant distraction of the ongoing litigation. The settlement does not constitute, and should not be construed as, an admission that the defendants have any liability or acted wrongfully in any way with respect to the plaintiffs or any other person.

     UNITED STATES OF AMERICA EX REL. DAVID BARMARK V. SUTTER CORP., UNITED STATES ORTHOPEDIC CORP., ORTHOLOGIC CORP., ET AL., United States District Court, Southern District of New York, Civ Action No 95 Civ 7637. The complaint in this matter was filed in September 1997 under the Qui Tam provisions of the Federal False Claims Act and primarily relate to events occurring prior to the Company's acquisition of Sutter Corporation. The allegations relate to the submission of claims for reimbursement for continuous passive motion exercisers to various federal health care programs. In June 2001, the U.S. Department of Justice and the Company entered into a settlement agreement and the government's amended complaint was dismissed with prejudice. In October 2001, Plaintiff Barmark filed a second amended complaint, pursuing the claim independent of the U.S. Department of Justice.

     The Company filed a motion to dismiss the second amended complaint on various grounds including that the allegations are barred because of the earlier settlement. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     ORTHOREHAB, INC. AND ORTHOMOTION, INC. V. ORTHOLOGIC CORPORATION AND ORTHOLOGIC CANADA, LTD., Superior Court of the State of Delaware, County of New Castle, Case No. C.A. No. 01C-11-224 WCC. In November 2001, OrthoRehab, Inc., filed a complaint in connection with its acquisition of certain assets used in the Company's CPM business in July 2001 alleging, among other things, that some of the assets purchased were overvalued and that the Company had breached its contract. The case is being heard in the Superior Court of the State of Delaware. The Company has denied the Plaintiffs' allegations and is defending the matter vigorously. The Company has filed a counterclaim against OrthoRehab for nonpayment of the contingent payment believed to be due and owing in connection with OrthoRehab's acquisition of certain assets. The matter is presently scheduled to be tried in Delaware in June 2003. The case is currently in discovery. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     In addition to the matters disclosed above, the Company is involved in various other legal proceedings that arise in the ordinary course of business. In management's opinion, the ultimate resolution of these other legal proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

                             2002                           2001
                       -----------------            --------------------
                       HIGH          LOW            HIGH             LOW
                       ----          ---            ----             ---
First Quarter         $5.7400      $4.4700         $4.4375         $2.8438
Second Quarter        $5.9500      $4.5100         $4.5000         $3.0000
Third Quarter         $5.5000      $3.6900         $4.4600         $3.2500
Fourth Quarter        $4.2500      $3.2200         $5.2800         $3.2000

     As of March 12, 2003, 32,873,571 shares of the Common Stock of the Company were outstanding and held by approximately 843 stockholders of record.

     DIVIDENDS. The Company has never paid a cash dividend on its Common Stock. The Board of Directors currently anticipates that all the Company's earnings, if any, will be retained for use in its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

     EQUITY COMPENSATION PLAN INFORMATION. In January 2002 the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories - plans that have been approved by stockholders and plans that have not.

                                                                                                  Number of
                                                                                             Securities Remaining
                                                                                             Available for Future
                                               Number of              Weighted-average          Issuance Under
                                           Securities to be          Exercise Price of       Equity Compensation
                                              Issued upon               Outstanding            Plans (Excluding
                                        Exercise of Outstanding         Options and          Securities Reflected
Plan Category                            Options and Warrants             Warrants              in 1st Column)
-------------                            --------------------             --------              --------------
Equity compensation plans
  approved by stockholders                     3,583,037                   $4.45                   506,489

Equity compensation plans
  not approved by stockholders                   500,000                   $2.92                        --
                                              ----------                   -----                  --------
Total                                          4,083,037                   $4.26                   506,489

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

     The selected financial data for each of the five years in the period ended December 31, 2002, are derived from audited financial statements of the Company. The selected financial data should be read in conjunction with the Financial Statements and related Notes thereto and other financial information appearing elsewhere herein and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company sold its CPM business unit on July 11, 2001.

                                                                        YEARS ENDING DECEMBER 31,
                                                      -------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA                          2002(1)      2001(2)      2000(3)       1999         1998
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues                                        $  40,389    $  62,356    $  90,080    $  83,232    $  75,369
Total cost of revenues                                    6,158       11,349       18,289       18,504       17,693

Operating expenses
  Selling, general and administrative                    26,560       46,467       71,580       61,936       72,011
  Research and development                                3,765        3,889        4,690        2,860        2,920
  Restructuring and other charges                            --           --           --         (216)        (399)
  CPM divestiture and related charges                    (1,047)      14,327           --           --           --
  Legal settlements                                          --           --        4,499           --           --
  Write-off of goodwill                                      --           --       23,348           --           --
  Net gain from discontinuation
    of the co-promotion agreement                            --           --         (844)          --           --
                                                      -------------------------------------------------------------
  Total operating expenses                               29,278       64,683      103,273       64,580       74,532
                                                      -------------------------------------------------------------
Operating profit (loss)                                   4,953      (13,676)     (31,482)         148      (16,856)
Other income                                                661          594          303          148          354
Income tax provision                                         (6)         (12)         (12)         (58)        (100)
                                                      -------------------------------------------------------------
NET INCOME (LOSS)                                         5,608      (13,094)     (31,191)         238      (16,602)

Accretion of non-cash preferred stock dividend               --           --           --         (824)      (1,236)
                                                      -------------------------------------------------------------
Net income (loss) applicable to common
    stockholders                                      $   5,608    $ (13,094)   $ (31,191)   $    (586)   $ (17,838)


Net income (loss) per common share basic              $    0.17    $   (0.42)   $   (1.04)   $   (0.02)   $   (0.71)
                                                      -------------------------------------------------------------

Net income (loss) per common share diluted            $    0.17    $   (0.42)   $   (1.04)   $   (0.02)   $   (0.71)
                                                      -------------------------------------------------------------

Basic shares outstanding                                 32,642       31,464       29,855       26,078       25,291
  Equivalent shares                                         731           --           --           --           --
                                                      -------------------------------------------------------------
Diluted shares outstanding                               33,373       31,464       29,855       26,078       25,291
                                                      -------------------------------------------------------------

1. Total operating expenses in 2002 were reduced by $1.0 million as a result of better than anticipated collection of CPM accounts receivable than what had been originally estimated when the CPM business was sold in July 2001. Also, during 2002 the Company paid a $500,000 milestone payment to Chrysalis that was recorded as a research and development expense.

2. The net loss in 2001 includes $14.3 million of CPM divestiture and related charges, and a $1.0 million payment to Chrysalis recorded as research and development expense for a license extension for Chrysalin.

3. The net loss in 2000 includes charges of $4.5 million for the class action legal settlement and other legal settlements; $27.3 million of additional expenses related to the CPM business comprised of the write-off of impaired goodwill, adjustments to accounts receivable, and other legal settlements; and $2.0 million of research and development expense paid to Chrysalis to obtain additional Chrysalin rights. Also, during 2000 the Company recorded a $844,000 net gain from the discontinuation of the Co-Promotion Agreement for Hyalgan.

                                                                        YEARS ENDING DECEMBER 31,
                                                      -------------------------------------------------------------
BALANCE SHEET DATA                                     2002(1)      2001(2)      2000(3)       1999         1998
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Working capital                                       $  39,584    $  40,039    $  43,056    $  40,865    $  38,817
Total assets                                             53,420       49,442       65,035       92,203       93,980
Long term liabilities, less current
  maturities                                                352          287           88          209          196
Stockholders' equity                                     48,233       41,896       51,910       73,054       68,225

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's principal business is the sale of the OL1000 and SpinaLogic bone growth stimulation devices.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The allowance for doubtful accounts (approximately $3.1 million and $5.8 million at December 31, 2002 and 2001, respectively) are based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. On a quarterly basis, the Company evaluates historical collection trends and tracks the percent of billings that are typically received by the first month after billing, the second month, etc. This quarterly analysis of collections allows the Company to develop trends and expectations for collection rates based on product, payor category and date of billing. If the Company identifies any change in the collection rate or anticipates that future trends will not correspond to previous collection experience, the reserve is adjusted to correspond with the expected change. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Accounts receivable are recorded at the expected or pre-authorized reimbursement rates. Billings are subject to review by third-party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments, or the other considerations underlying the estimates were to change, additional allowances might be necessary.

     REVENUE RECOGNITION. Revenue is recognized for sales of the OL1000 and SpinaLogic products at the time the product is delivered to and accepted by the patient, as verified by the patient signing a "Patient Agreement Form" accepting financial responsibility. If the sale of either product is to a commercial buyer, a purchase order is required, and the revenue is recognized at the time of shipment to the commercial buyer. The Company's shipping terms are FOB shipping point. The amount of revenue recorded at the time of sale, net of sales discounts and contractual adjustments, is based on contractual terms. If the Company does not have a contract with the third-party payor then the amount of revenue recorded is the pricing expected to be approved by the third-party payor based on historical experience with that payor. The Company records differences, if any, between the net revenue amount recognized at the time of the sale and the ultimate pricing by the primary third-party payor as an adjustment to sales in the period the Company receives payments from the third-party payor or earlier if the Company becomes aware of circumstances that warrant a change in estimate. In the opinion of management, adequate allowances have been provided for sales discounts and contractual adjustments

     The Company recognizes royalties from the Co-Promotion Agreement of Hyalgan, based on a flat royalty fee of $5 for each unit distributed by Hyalgan's distributor between January 1, 2001 and December 31, 2002, in accordance with the termination agreement with Hyalgan's distributor.

     INVENTORY VALUATION. The Company writes-down its inventory for inventory shrinkage and obsolescence. Inventory is written down to estimated market value based on a number of assumptions, including future demand and market conditions. If actual conditions used in determining these valuations change, future additional inventory write-downs would be necessary.

     INCOME TAXES. Under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in tax laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities.

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

     The Company has accumulated approximately $64 million in federal and state net operating loss carryforwards ("NOLs") and approximately $800,000 of general business and alternative minimum tax credit carryforwards. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $32.5 million at December 31, 2002. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $2.6 million at December 31, 2002, will be realized based primarily on our projected future earnings. However the amount of the deferred tax assets actually realized could differ if we have little or no future earnings. In the event the Company determines it is unable to realize deferred tax assets in the future, an adjustment to the deferred tax asset and charge to income would be necessary in the period such a determination is made.

     INVESTMENT IN CHRYSALIS. The Company owns a minority ownership interest in Chrysalis, which is recorded at cost. Chrysalis is not publicly traded so it is difficult to determine the value of the investment. However, the Company does not believe the value of its investment has been impaired. Should sometime in the future the investment be determined to be permanently impaired, a charge to income would be recorded in the period such a determination is made.

     LEASE COST. The Company leases its headquarters facility in Tempe, Arizona under an operating lease arrangement. This lease has an expiration date of November 2007. As a result of the Company's sale of its CPM business during 2001 the Company occupies approximately 50% of all the available lease space. The Company had subleased the unused space to the purchaser of the CPM business. The sublease expired in 2002. While the Company believes the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. The Company recorded a charge of $400,000 in the quarter ended September 30, 2002 to establish a reserve for the period the available sublease space is anticipated to be vacant. The Company has a sublease agreement for approximately 17 percent of the building with a different subtenant through June 2005.

RESULTS OF OPERATIONS COMPARING YEAR ENDED DECEMBER 31, 2002 TO 2001

     OVERVIEW. In July 2001, the Company sold its CPM and related ancillary product business. The Statement of Operations of the Company includes the CPM business through the sales date of July 11, 2001.

     REVENUE. Revenues from net sales decreased from $41.5 million during 2001 to $38.2 million in 2002. Net sales are comprised of sales of the OL1000, SpinaLogic, and for a portion of 2001 before the sale of the CPM business, orthopedic rehabilitation equipment and ancillary products. Net sales for the OL1000 increased from $15.9 million in 2001, to $19.2 million in 2002. Net sales for SpinaLogic increased from $14.6 million in 2001 to $19.0 million in 2002. Net sales for the CPM business were $11.0 million in 2001 with no sales in 2002. Sales recorded for both bone growth stimulation products increased by 25.2% from $30.5 million in 2001 to $38.2 million in 2002. The Company believes the significant increase in bone growth stimulation sales signifies a growth in market share for both the OL1000 and SpinaLogic products.

     Net rental revenues for the CPM equipment were $17.8 million in 2001, with no CPM rental revenue in 2002.

     Hyalgan royalty revenue was $2.2 million in 2002 compared to $3.0 million in 2001, reflecting the termination of the Co-Promotion Agreement for Hyalgan in the fourth quarter of 2000. Under the 1997 Co-Promotion Agreement, the Company had exclusive rights to market Hyalgan to orthopedic surgeons in the United States. In 2000, the Company and Hyalgan's distributor mutually decided to terminate this Co-Promotion Agreement and provided for certain royalty payments to continue to the Company through 2002. The Company anticipates no additional royalty payments.

     OrthoLogic's total revenues decreased 35.3% from $62.4 million in 2001 to $40.4 million in 2002. The decrease in sales is attributed to the divestiture of the CPM business in July 2001 and the decrease in the royalty payments under the Hyalgan termination agreement. Sales of the continuing products increased by 25.2% in 2002 over 2001 as described above.

     COST OF REVENUES. Cost of revenues declined from $11.3 million to $6.2 million in 2001 and 2002, respectfully. The cost of revenue in 2001 included $5.8 million for the divested CPM products. The cost of revenues, as a percentage to total revenue, improved from 18.2% in 2001 to 15.2% in 2002. This improvement in the cost of revenues is attributed to the divestiture of the CPM business in 2001, which had a higher cost of revenues than the bone growth stimulation business.

     GROSS PROFIT. Gross profit decreased from $51.0 million in 2001 to $34.2 million in 2002. The majority of the gross profit decrease of $16.8 million is a result of the divestiture of the CPM business, which produced a gross profit of $23.1 million prior to the sale in July 2001. Gross profits, as a percentage of total revenues, increased from 81.8% in 2001 to 84.8% in 2002. The gross profit as a percentage of total revenue was 79.9% in 2001 for the CPM product line. The improvement in gross margins between 2001 and 2002 is due to the change in product mix to higher margin products.

     SELLING,GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses decreased 42.8% from $46.5 million in 2001 to $26.6 million in 2002. The decrease is mainly attributable to the sale of the CPM business and the variable expenses related to that business, such as commissions, bad debt, advertising and support staff expenses. SG&A expenses, as a percentage of total revenues, were 65.8% in 2002 and 74.5% in 2001. The Company recorded a charge of $400,000 in the quarter ended September 30, 2002 to establish a reserve for sub-lease space anticipated to be vacant after the purchaser of the CPM business vacated the building at the conclusion of its lease. The Company believes the comparison of the SG&A expense for the year-ended December 31, 2002 to the year ended December 31, 2001 is not meaningful due to the costs associated with the divested CPM operation.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.8 million in 2002 compared to $3.9 million in 2001. In 2002, the Company paid a milestone payment of $500,000 to Chrysalis for receiving clearance from the FDA to begin a Phase I/II clinical trial for spinal fusion. In 2001, the Company paid $1.0 million to Chrysalis to extend its worldwide license to include the rights to orthopedic "soft tissue" indications, including cartilage, tendon and ligament repair. Research and development costs, as a percentage of total revenue, were 6.2% in 2001 and 9.4% in 2002. A significant portion of the 2002 and 2001 research and development expense is attributed to the continuation and expansion of the Chrysalin clinical trials. Research and development expenses for 2002 are primarily for the overall Chrysalin product platform, which include pre-clinical studies in cartilage and continuation of the Phase I/II human clinical trial under an IND for spinal fusion and the Phase III human clinical trial for an IND for fracture repair.

     CPM DIVESTITURE AND CHANGE IN ESTIMATED COLLECTABILITY OF CPM RECEIVABLES. In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. The sale of the CPM business was completed in July 2001 for $12.0 million in cash, with the assumption of approximately $2.0 million in liabilities by the buyer. The Company retained and did not sell the CPM invoiced receivables. The Company may receive up to an additional $2.5 million in cash, if certain objectives are achieved by the purchaser of the CPM business. OrthoLogic is currently in litigation with the purchaser regarding this $2.5 million contingent payment and other matters. The litigation is described in greater detail in Note 10 of the Consolidated Financial Statements. The Company has not recorded the additional contingent consideration in the Company's financial statements because it is the subject of a dispute with the purchaser of the CPM business.

     In the second quarter of 2001, the Company recorded a $14.3 million charge related to the CPM divestiture. The charge included $6.9 million to write down the value of the CPM assets to fair value less direct selling costs, $2.8 million for a change in estimate regarding the collectability of the retained accounts receivable, $3.3 million for employee severance, and $1.4 million for related exit costs.

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

     The Company retained all the invoiced accounts receivable related to the CPM business. The net carrying amount reflects a $2.8 million charge recorded in the second quarter of 2001 to increase the allowance for doubtful accounts. The collection staff and supervisors previously responsible for the collection of these receivables were part of the employee team hired by the purchaser of the CPM business. The purchaser requested an accelerated transition plan to hire the majority of the Company's collection team following the divestiture. The loss of experienced personnel, without a sufficient period to hire and train new staff, changed the Company's estimate of what would be collectable of the retained CPM accounts receivable.

     At December 31, 2001, the Company had collected $10.2 million of the $10.8 million of retained CPM receivables. During 2002, collection of these receivables was better than anticipated. Based on the improved collection trends, the Company revised its estimate and increased the estimated total collections by $600,000, $226,000 and $221,000 in the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The effect of these changes in estimate resulted in additional income during 2002 and is included in the "CPM Divestiture and Related Charges" line item in the 2002 Statement of Operations. At December 31, 2002, the carrying value of the remaining CPM accounts receivable was approximately $90,000.

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

     A summary of the severance and other reserve balances at December 31, 2002 and 2001 are as follows (in thousands):

                                        Reserves       Amount Charged     Cash         Reserves
                                   December 31, 2001   Against Assets     Paid     December 31, 2002
                                   -----------------------------------------------------------------
Severance                                $  946           $   --         $ (785)        $  161
Other exit costs                             76               --            (27)            49
                                   -----------------------------------------------------------------
Total non-recurring charges              $1,022           $   --         $ (812)        $  210


                                         Initial       Amount Charged      Cash        Reserves
                                         Reserves      Against Assets      Paid    December 31, 2001
                                   -----------------------------------------------------------------
Severance                                $ 3,300          $   --         $(2,354)       $  946
Other exit costs                           1,387            (245)         (1,066)           76
                                   -----------------------------------------------------------------
Total non-recurring charges              $ 4,687          $ (245)        $(3,420)       $1,022

     Cash requirements for the severance and exit costs were funded from the Company's current cash balances.

     Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter of 2001. The revenue and cost of revenue attributable to the CPM business for the year ended December 31, 2001 were approximately (in thousands):

                                                             Year ended
                                                          December 31, 2001
                                                          -----------------
     Net sales                                                 $11,029
     Net rental                                                 17,831
                                                               -------
     Total net revenue                                          28,860
     Cost of sale                                                2,219
     Cost of rental                                              3,590
                                                               -------
     Gross profit                                              $23,051

     Most operating expenses were not directly allocated between the Company's various lines of business.

     OTHER INCOME. Other income in 2002 and 2001 consisted primarily of interest income. Other income increased from $594,000 in 2001 to $706,000 in 2002 as a result of interest earned on the proceeds from the mid year sale of the CPM business.

     NET INCOME (LOSS). The Company had net income in 2002 of $5.6 million compared to a net loss of $13.1 million in 2001. The net income in 2002 was the result of the (1) higher sales of bone growth stimulation products, (2) non-recurring Hyalgan royalty revenues of $2.2 million with no associated cost of revenue expenses and (3) a recovery of $1.0 million of CPM receivables previously estimated as unrecoverable.

RESULTS OF OPERATIONS COMPARING YEAR ENDED DECEMBER 31, 2001 TO 2000

     OVERVIEW. In July 2001, the Company sold its CPM and related ancillary product business. The Statement of Operations of the Company includes the CPM business for all of 2000 and only a portion of 2001.

     REVENUES. Net sales recorded for the bone growth stimulation products increased by 48.8% from $20.5 million in 2000 to $30.5 million in 2001. The increase in net sales is related to the introduction of SpinaLogic in 2000, a new OL1000 model (OL1000 SC) in 2001, and changes in Medicare guidelines for reimbursement of bone growth stimulators enacted in 2000 that allow doctors to prescribe the bone growth simulators earlier in a patient's care. Net sales on the CPM products declined by 48.1% from $21.2 million in 2000 to $11.0 million in 2001 because of the sale of the CPM business. The net sales for bone growth stimulation products nearly offset the decrease in net sales for the CPM products with total net sales for the Company only declining slightly from $41.7 million in 2000 to $41.5 million in 2001.

     Net rental revenues declined by 54.5% from $39.1 million in 2000 to $17.8 million in 2001 due to the sale of the CPM business.

     Hyalgan royalty revenue was $3.0 million in 2001 compared to Hyalgan co-promotion fees of $9.3 million in 2000, reflecting the termination of the Co-Promotion Agreement with Hyalgan's distributor in the fourth quarter of 2000. Under the 1997 Co-Promotion Agreement, OrthoLogic had exclusive rights to market Hyalgan to orthopedic surgeons in the United States. In the fourth quarter of 2000, the Company and Hyalgan's distributor mutually decided to terminate this Co-Promotion Agreement.

     COST OF REVENUES. Cost of revenues declined from $18.3 million in 2000 to $11.3 million in 2001. The cost of revenues, as a percentage to total revenue, improved from 20.3% in 2000 to 18.2% in 2001. This improvement in the cost of revenues is attributed to the divestiture of the CPM business in 2001, which had a higher cost of revenues than the bone growth stimulation business.

     GROSS PROFIT. Gross profit decreased from $71.8 million in 2000 to $51.0 million in 2001, primarily due to the lower revenues resulting from the divestiture of the CPM business. Gross profits, as a percentage of total revenues increased from 79.7% in 2000 to 81.8% in 2001. Gross profits from the CPM business declined from $46.2 million in 2000 to $23.0 million in 2001 due to the sale of the CPM business.

     SELLING,GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses decreased 35.1% from $71.6 million in 2000 to $46.5 million in 2001. The decrease is partially attributed to the sale of the CPM business and the variable expenses related to that business such as commissions, bad debt, advertising and support staff expenses. In addition, in 2000, the Company recorded a charge of approximately $3.0 million for additional bad debt related to older CPM receivables as a result of a change in estimated collection rates. SG&A expenses, as a percentage of total revenues, were 74.5% in 2001 and 79.5% in 2000 due to the sale of the CPM business. The SG&A expense for 2001 is not comparable to 2000 due to the costs associated with the divested CPM operations.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.9 million in 2001, a decline of $800,000 compared to 2000. This decline is due to higher research and development expenses in 2000 because of a $2 million payment to Chrysalis to expand the Company's license agreement to include all Chrysalin orthopedic indications worldwide. Research and development expenses as a percentage of revenue increased from 5.2% in 2000 to 6.2% in 2001. In 2001, the Company paid $1.0 million to Chrysalis to extend the worldwide license to include the rights to orthopedic "soft tissue" indications, including cartilage, tendon and ligament repair. A significant portion of the 2001 research and development expense is attributed to the continuation of the Chrysalin clinical trials.

     CPM DIVESTITURE AND RELATED CHARGES. In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. The sale of the CPM business was completed in July 2001 for $12.0 million in cash, with the assumption of approximately $2.0 million in liabilities by the buyer.

     In the second quarter of 2001, the Company recorded a $14.3 million charge related to the CPM divestiture. The charge included $6.9 million to write down the value of the CPM assets to fair value less direct selling costs, $2.8 million for a change in estimate regarding the collectability of the retained accounts receivable, $3.3 million for employee severance, and $1.4 million for related exit costs.

     The revenue and cost of revenue attributable to the CPM business for the years ended December 31, 2001 and 2000 were approximately (in thousands):

                                                        Years ended
                                                        December 31,
                                                   ------------------------
                                                    2001             2000
                                                   -------          -------
     Net sales                                     $11,029          $21,189
     Net rental                                     17,831           39,070
                                                   -------          -------
     Total net revenue                              28,860           60,259
     Cost of sale                                    2,219            6,206
     Cost of rental                                  3,590            7,897
                                                   -------          -------
     Gross profit                                  $23,051          $46,156

     Most operating expenses were not directly allocated between the Company's various lines of business.

     LEGAL SETTLEMENTS. In 2000, the Company recognized an expense of $3.6 million as a result of the settlement agreement reached in the class action lawsuit and expensed $941,000 related to other legal settlements.

     WRITE OFF OF GOODWILL. In January 2001, the Company announced plans to divest its CPM business to refocus the Company on its core business of fracture healing and spinal repair. After careful consideration, the Board felt the emphasis on the rehabilitation segment of the orthopedic business no longer fit the Company's long-term strategic plan.

     Letters of intent and results of discussions with parties interested in the CPM business during the fourth quarter of 2000 and first quarter of 2001 indicated that the fair value of the CPM assets were below their carrying amount. Management considered this information to be an impairment indicator that should subject the CPM assets to impairment testing under Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed. Consequently, as of December 31, 2000, the Company performed the recoverability test prescribed in SFAS No. 121. The results of the Company's recoverability test indicated that the $23.3 million goodwill balance was fully impaired and that all of the tangible assets of the CPM business were recoverable. Consequently, the Company recorded a $23.3 million goodwill impairment charge in the fourth quarter of 2000.

     NET GAIN FROM DISCONTINUATION OF CO-PROMOTION AGREEMENT. The Company entered into an exclusive Co-Promotion Agreement with Sanofi Pharmaceuticals Inc. at a cost of $4.0 million on June 23, 1997, for purpose of marketing Hyalgan, a hyaluronic acid sodium salt, to orthopedic surgeons in the United States for the treatment of pain in patients with osteoarthritis of the knee.

     The Company's sales force began to promote Hyalgan in the third quarter of 1997. Fee revenue of $9.3 and $8.3 million was recognized during 2000 and 1999. In the fourth quarter of 2000, the Company and Hyalgan's distributor mutually agreed to terminate this Co-Promotion Agreement. The Company returned the rights to sell Hyalgan back to Hyalgan's distributor. The Company received $3.0 million in cash in 2000 and $1.0 million in cash in the first quarter of 2001 to complete a successful transition of the business back to Hyalgan's distributor by January 1, 2001, and received continuing royalties through 2002.

     The Company had no further obligation to Sanofi after December 2000. As a result, the Company recognized the entire $4.0 million payment as a component of the net gain of $844,000. At the time the termination agreement was signed, the carrying value of the investment in the Co-Promotion Agreement was $3.2 million. The net gain of $844,000 was calculated as the difference between the $4.0 million of cash proceeds received from Hyalgan's distributor and the carrying amount of the investment. The net gain was recognized in the fourth quarter of 2000.

     OTHER INCOME. Other income in 2001 and 2000 consisted primarily of interest income. Other income increased from $303,000 in 2000 to $594,000 as a result of interest earned on the proceeds from the mid-year sale of the CPM business.

     NET LOSS. The Company had a net loss in 2001 of $13.1 million compared to a net loss of $31.2 million in 2000. The significant decline in net loss is attributed to a one-time goodwill write off of $23.3 million in 2000 and legal settlement expenses of $4.5 million discussed above, partially offset by the CPM divestiture and related charges of $14.3 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through the public and private sales of equity securities and from operating cash flows.

     At December 31, 2002, the Company had cash and cash equivalents of $11.3 million, compared to $19.5 million at December 31, 2001. The Company also has short-term investments of $18.7 million at December 31, 2002 compared to $11.0 million at December 31, 2001. The Company also had long-term investments of $5.7 million at December 31, 2002.

     Net cash provided by operations during 2002 was $5.3 million compared to $9.9 million in 2001. This decrease was primarily attributed to (1) collections on the accounts receivable balance in 2001 after the CPM sale, (2) an increase in inventories in 2002 compared to a decrease in inventories in 2001, and (3) a payout of CPM divestiture related liabilities in 2002. These decreases in net cash provided by operations were partially offset by a net income of $5.6 million in 2002 compared to net income (excluding the CPM divestiture) of $1.2 million in 2001. Net cash provided by operations during 2001 was $9.9 million compared to $1.5 million in 2000. This increase was primarily attributed to (1) a decline in net losses from $31.2 million in 2000 to $13.1 million in 2001; and

(2) a decrease in accounts receivable of $10.7 million in 2001, offset by a decrease in accrued and other current liabilities by $4.8 million during 2001 primarily as a result of the CPM divestiture.

     The Company also has available a $4.0 million accounts receivable revolving line of credit with a bank. Under the line of credit, the Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2005. There are certain financial covenants and reporting requirements associated with the credit facility. The financial covenants include (1) requirements to maintain tangible net worth of not less than $30 million, (2) requirement for a quick ratio of not less than
2.0 to 1.0, (3) requirements to maintain a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) a requirement that capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of December 31, 2002, the Company is in compliance with all the financial covenants.

     The Company does not expect to make significant capital investments in 2003 but anticipates additional research and development expenditures related to the anticipated clinical trials for Chrysalin in fracture repair, spinal fusion and further studies in articular cartilage repair. The Company anticipates that its cash and short term investments, cash from operations and the funds available from its $4.0 million line of credit will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. The timing and amounts of cash used will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, maintain profitability from operations and collect amounts due from third party payors. Additional funds may be required if the Company is not successful in any of these areas.

     In August 2001, the Company announced that its Board of Directors authorized a repurchase of up to 1 million shares of the Company's outstanding shares over the subsequent 12 months. The repurchased shares are held as treasury shares to reduce the dilution from the Company stock option plans. As of December 31, 2002, the Company had repurchased 41,800 shares at a cost, net of fees, of $137,300 or an average price of $3.28 per share. The repurchase period ended in August 2002.

     Subsequent to year-end December 31, 2002, on March 6, 2003, the Company announced that it had authorized a repurchase of up to one million shares of the Company's outstanding shares over the next 12 months. The repurchased shares will be held as treasury shares and used in part to reduce the dilution for the Company stock plans.

     The Company has been named as a defendant in certain lawsuits and product liability claims. Management believes that the allegations are without merit and will vigorously defend them. No costs related to the potential outcome of these actions have been accrued. See "Item 3 -Legal Proceedings."

     The following table sets forth all known commitments as of December 31, 2002 and the year in which these commitments become due or are expected to be settled (in thousands):

                                      ACCOUNTS PAYABLE
     YEAR      OPERATING LEASES    AND ACCRUED LIABILITIES       TOTAL
               ------------------------------------------------------------
     2003          $ 1,078               $ 4,835                $ 5,913
     2004          $ 1,078                    --                $ 1,078
     2005          $ 1,078                    --                $ 1,078
     2006          $ 1,078                    --                $ 1,078
     2007          $   989                    --                $   989
               ------------------------------------------------------------

     Total         $ 5,301               $ 4,835                $10,136
               ============================================================

     Approximately, 17% of the leased facility is subleased through June 2005, which will offset approximately 10% of the lease commitments listed above.

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

     Chrysalin, as a new drug, is subject to the most stringent level of FDA review. The Company has received authorization to begin human clinical trials for fracture repair and spinal fusion indications and is currently seeking approval to conduct human testing for articular cartilage repair. Even if the results of the current clinical trials are favorable, there can be no guarantee that the FDA will grant approval of Chrysalin for the indicated uses or if it will do so in a timely manner. In addition, changes in existing regulations or interpretations of existing regulations or adoption of new or additional restrictive regulations could prevent or delay obtaining regulatory approvals.

THE COMPANY MUST ADHERE TO CURRENT AND EVOLVING REGULATORY COMPLIANCE STANDARDS IN ORDER TO MAINTAIN THE APPROVAL TO SELL ITS PRODUCTS.

     The Company is also required to adhere to applicable requirements for FDA Good Manufacturing Practices, to engage in extensive record keeping and reporting and to make available its manufacturing facilities for periodic inspections by governmental agencies, including the FDA and comparable agencies in other countries. Failure to comply with these and other applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, or operating restrictions and criminal prosecutions. From time to time, the Company receives letters from the FDA regarding regulatory compliance. The Company has responded to all such letters and believes all issues raised in such letters have been resolved.

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

     The Company's products are reimbursed by most payors and recent governmental regulations have favorably made our products available to patients earlier in their medical treatment, however, there are generally specific product usage requirements or documentation requirements in order for the Company to receive reimbursement. In certain circumstances, the Company is successful in appealing reimbursement coverage for those applications which do not comply with the payor requirements. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will continue to be available to the Company at current levels.

THE COMPANY OPERATES IN AN INTENSELY COMPETITIVE FIELD IN WHICH MANY OF ITS COMPETITORS ARE BIGGER OR BETTER KNOWN.

     The orthopedic industry is characterized by intense competition. Currently, the Company has three major competitors selling bone growth stimulation products approved by the FDA for the treatment of nonunion fractures, which include Electro-Biology (EBI), a subsidiary of Biomet, Inc., Orthofix International N.V., and Exogen, Inc., a subsidiary of Smith & Nephew. There are two competitors, EBI and Orthofix, selling bone growth stimulation products for use with spinal fusion patients. The Company estimates that one of its competitors has a dominant share of the market for bone growth stimulation products for non-healing fractures in the United States, and another has a dominant share of the market for use of their device as an adjunct to spinal fusion surgery. In addition, several large, well-established companies sell fracture fixation devices similar in function to those sold by the Company.

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

THE INDUSTRY FACES A HIGH RISK OF PRODUCT LIABILITY CLAIMS.

     The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company for its bone growth stimulation products. Over the years, the Company has had limited product liability claims associated with CPM products, all of which have been or are being managed by the Company's insurance carrier. The Company sold the CPM business in 2001.

     The Company also faces an inherent business risk of exposure to liability claims with the current and potential Chrysalin clinical trials.

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

     Based on the history of claims, the Company believes the levels of insurance coverage are adequate, however, there can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products may be significantly impaired. In addition, product liability claims could have a material adverse effect on the business, financial condition and results of operations. See "Item 1- Business - Product Liability Insurance."

LEGISLATIVE REFORM OF THE HEALTH CARE INDUSTRY COULD HAVE A NEGATIVE EFFECT ON THE COMPANY'S BUSINESS.

     In response to complaints from patients against insurance companies and recent and continued expectations of rises in the cost of health care insurance coverage, the health care industry is being reviewed and investigated by public and private groups to (i) increase access to health care for the uninsured and underinsured people, (ii) control the escalation of health care expenditures within the economy and (iii) use health care reimbursement policies to help control federal expenditures. Although this has been an ongoing public debate for a number of years that has not resulted in substantial federal or state legislation fundamentally changing the health care industry business model, the Company expects public debate of these issues to continue. The Company cannot predict which, if any, of the current reform proposals will be adopted and when they might be adopted and what affect such reform would have on a patients' ability to seek reimbursement for use of our product and the costs associated with regulatory and health care program compliance.

     Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations and ability to market its products and future products as currently contemplated.

     Medicare pricing for the bone growth stimulation products has remained constant, increasing slightly over the past several years. However, Congress or other governmental agencies could enact legislation at any time that could negatively impact revenues.

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

                          RISKS RELATED TO OUR BUSINESS

THE COMPANY IS DEPENDENT ON THE SALES OF TWO PRIMARY PRODUCTS AND HAS INVESTED HEAVILY IN A FUTURE PRODUCT, WHICH MAY NOT BE AVAILABLE FOR SALE FOR SOME TIME.

     The Company's business is focused on the sales of two primary products, the OL1000 and SpinaLogic. The Company believes that, to sustain long-term growth, it must continue to develop and introduce additional products and expand approved indications for its remaining products. The development and commercialization by the Company of additional products will require substantial product development, regulatory review, and clinical testing all of which may be expensive and lengthy. There can be no assurance that the Company will develop new products or expand indications for existing products in the future or that the Company will be able to manufacture or market such products successfully. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1 - Business - Products" and "Item 1 -- Business -- Competition."

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

     While the Company holds title to numerous United States and foreign patents and patent applications, as well as licenses to numerous United States and foreign patents, no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors, or that any of the patents held by or licensed to the Company will be held valid if subsequently challenged. See "Item 1 - Business - Patents, Licenses and Proprietary Rights." The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. The Company licenses the technologies in the BioLogic and OrthoFrame products for which it pays a royalty.

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

     In addition the licenses for the technologies used by the Company in the BioLogic and OrthoFrame products may be terminated by the licensor if the Company breaches any material provision of such license. The termination of any license would have a material adverse effect on the Company's business, financial condition and results of operations.

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

SALES FOR ONE OF THE COMPANY'S PRIMARY PRODUCTS DEPENDS ON THE SUCCESS OF A DISTRIBUTOR, WHICH HAS BEEN GIVEN EXCLUSIVE DISTRIBUTION RIGHTS.

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

     The Company relies on distributors and sales representatives to sell the OL1000. There can be no guarantees that the terms of the distribution and sales representative contracts will be renewed, as they currently exist.

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

     The Company is dependent on outside vendors for key parts and processes in the manufacture of the OrthoFrame/Mayo. Chrysalin, which is currently only in the clinical trial phase, is produced by a third party sole supplier.

     Any delay or interruption in supply of components or products could significantly impair the Company's ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations.

IF THE COMPANY IS SUBJECT TO AN ADVERSE OUTCOME OF LITIGATION, IT COULD AFFECT ITS PROFITABILITY.

     At any given time, the Company becomes involved in various legal proceedings that arise in the ordinary course of business. In addition, the Company is currently involved in two other legal proceedings UNITED STATES OF AMERICA EX REL. DAVID BARMARK V. SUTTER CORP., and ORTHOLOGIC CORP., AND ORTHOREHAB, INC. AND ORTHOMOTION, INC., V. ORTHOLOGIC CORP AND ORTHOLOGIC CANADA, LTD. The Company has provided a description of each matter in Note 10 to the Notes of the Condensed Financial Statements. At the present stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, which the Company may experience. An unfavorable outcome could have a material adverse effect on the Company's results of operations and earnings.

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

THE RESULTS OF OPERATIONS ARE AFFECTED BY A NUMBER OF CONDITIONS, WHICH ARE OUTSIDE THE COMPANY'S CONTROL.

     The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company experienced significant operating losses since its inception and had an accumulated deficit of approximately $90.7 million at December 31, 2002. The Company has only reported sustained profits since the third quarter of 2001. There can be no assurance that the Company will maintain sufficient revenues to retain net profitability on an on-going annual basis. In addition, estimations of future profits based on our historical financial reports may be speculative given our limited profitability history. The Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products; the timing, cost and acceptance of product introductions and enhancements made by the Company or others; levels of third party payment; alternative treatments that currently exist or may be introduced in the future; completion of acquisitions and divestitures; changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development and regulatory, clinical and other expenditures. See "Item 1
- Business - Competition."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no debt and no derivative instruments at December 31, 2002.

     The Company's Canadian operation was sold as part of the CPM sale, and consequently the Company has no exposure to foreign exchange rates and therefore does not use foreign currency exchange forward contracts. The Company is not currently vulnerable to a material extent to fluctuations in interest rates, commodity prices, or foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated balance sheets, as of December 31, 2002 and 2001, and consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth on the "F" pages following this report and are incorporated herein by reference. Other required financial information is set forth herein, as more fully described in Part IV, Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company:

NAME                           AGE        TITLE
----                           ---        -----
Thomas R. Trotter              55         Chief Executive Officer, President and Director
Sherry A. Sturman              38         Senior Vice President and Chief Financial Officer
Ruben Chairez, Ph.D.           60         Vice President of Medical Regulatory and Compliance
Jeff Culhane                   35         Vice President of Manufacturing and Product Development
Shane P. Kelly                 33         Senior Vice President of Sales
Donna L. Lucchesi              39         Vice President of Marketing
James T. Ryaby, Ph.D.          44         Senior Vice President and Chief Technology Officer

     Thomas R. Trotter joined OrthoLogic as President and Chief Executive Officer and a Director in October 1997. From 1988 to October 1997, Mr. Trotter held various positions at Mallinckrodt, Inc. in St. Louis, Missouri, most recently as President of the Critical Care Division and a member of the Corporate Management Committee. From 1984 to 1988, he was President and Chief Executive Officer of Diamond Sensor Systems, a medical device company in Ann Arbor, Michigan. From 1976 to 1984, he held various senior management positions at Shiley, Inc. (a division of Pfizer, Inc.) in Irvine, California. He holds a B.S. degree from the University of Maryland and a Masters of Business Administration from Pepperdine University.

     Sherry A. Sturman joined OrthoLogic as Director of Finance in October 1997 and began serving as the Vice President of Administration, and Chief Financial Officer in June 2000 and was promoted to Senior Vice President in early 2003. From 1994 to 1997, Ms. Sturman was employed as the Chief Financial Officer for ComCare, a large managed care company based in Phoenix. She has over fifteen years of financial management experience in both health care and public companies. She is a Certified Public Accountant, with a Masters in Business Administration.

     Ruben Chairez, Ph.D., joined OrthoLogic in May 1998 as Vice President, Medical Regulatory and Clinical Affairs and is currently Vice President, Medical, Regulatory and Compliance. From November 1993 through April 1998, Dr. Chairez served as Vice President, Regulatory Affairs/Quality Assurance of SenDx Medical, Inc., a manufacturer of blood gas analyzer systems. From July 1990 to November 1993, Dr. Chairez was the Director of Regulatory Affairs with Glen-Probe Incorporated, an in-vitro diagnostic device manufacturer.

     Jeff Culhane joined OrthoLogic as Vice President, Product Development & Engineering in June 1998. From May 1993 to June 1998, Mr. Culhane held Industrial Design and Manager of Product Development positions at OrthoLogic Canada (previously Toronto Medical Corp.). His related product development experience includes bone growth stimulators, continuous passive motion devices and cryotherapy.

     Shane P. Kelly joined OrthoLogic in 1991 as a Field Sales and Service Representative. Since then, he has held various positions within the company in the area of sales, managed care and operations. He was named Vice President of Sales in 2000 and was promoted to Senior Vice President in early 2003. Mr. Kelly received an undergraduate degree in business from Tulane University and a Masters of Business Administration in International Management from Thunderbird, The American Graduate School of International Management.

     Donna L. Lucchesi joined OrthoLogic in August 1998 as Director of Marketing
- Injectable Products. She was promoted to Director of Marketing in February 2000 and moved into her current position as Vice President of Marketing in January 2001. From 1990 to 1998, Ms. Lucchesi held a variety of marketing positions at Mallinckrodt, Inc. in St. Louis, Missouri, most recently as Director of Health Care Systems Marketing. She holds a Master's Degree in Business Administration from Washington University.

     James T. Ryaby, Ph.D., joined OrthoLogic as Director of Research in 1991 and became Vice President of Research in 1997 and was promoted to Senior Vice President and Chief Technology Officer in early 2003. Prior to joining OrthoLogic, he was a research scientist at Mt. Sinai School of Medicine in New

York, where he received his Ph.D. degree in cellular biology. His current research interests are applications of cytokines, growth factors, and electromagnetic fields in musculoskeletal tissue repair. Dr. Ryaby also serves as Adjunct Professor of Bioengineering at Arizona State University.

     Information in response to Item 10 is also incorporated by reference to (i) the biographical information relating to the Company's directors under the caption "Election of Directors" and the information relating to Section 16 compliance under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 29, 2003 (the "Proxy Statement"). The Company anticipates filing the Proxy Statement within 120 days after December 31, 2002.

     All of the Company's executive officers and the manager of financial analysts are members of the Disclosure Committee.

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

ITEM 14. EVALUATION OF CONTROLS AND PROCEDURES

     As of a date within 90 days prior to the date of filing of this report, the Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other employees. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the disclosure controls and procedures are effective and sufficient to ensure that the Company records, processes, summarizes, and reports information required to be disclosed in the periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.   Financial Statements

          The following financial statements of OrthoLogic Corp. and Independent Auditors' Report are listed in addendum F:

          Independent Auditors' Report

          Consolidated Balance Sheets - December 31, 2002 and 2001.

          Consolidated Statements of Operations - Each of the three years in the period ended December 31, 2002.

          Consolidated Statements of Comprehensive Income - Each of the three years in the period ended December 31, 2002.

          Consolidated Statements of Stockholders' Equity - Each of the three years in the period ended December 31, 2002.

          Consolidated Statements of Cash Flows - Each of the three years in the period ended December 31, 2002.

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedule

          Independent Auditors Consent

          Schedule II - Valuation and Qualifying Accounts

     3. All management contracts and compensatory plans and arrangements are identified by footnote after the Exhibit Descriptions on the attached
          Exhibit Index.

(b)  REPORTS ON FORM 8-K.

     None.

(c)  EXHIBITS

     See the Exhibit Index immediately following the signature page of this report, which Index is incorporated herein by reference.

(d)  FINANCIAL STATEMENTS AND SCHEDULES - See Item 15(a)(1) above.

     Schedule II - Valuation and Qualifying Accounts

                                                                            Write-offs
                                     Balance at beginning   Charged to       and other     Balance at end
Valuation and Qualifying Accounts         of period          Expenses       adjustments      of period
                                     --------------------------------------------------------------------
Allowance for doubtful accounts:

Balance December 31, 1999               (15,450,462)
2000 Additions charged to expense                          (16,348,442)
2000 Deductions to allowance                                                18,080,611
Balance December 31, 2000                                                                   (13,718,293)

Balance December 31, 2000               (13,718,293)
2001 Additions charged to expense                           (6,770,362)
2001 Deductions to allowance                                                14,708,614
Balance December 31, 2001                                                                    (5,780,041)

Balance December 31, 2001                (5,780,041)
2002 Additions charged to expense                           (1,955,667)
2002 Deductions to allowance                                                 4,624,725
Balance December 31, 2002                                                                    (3,110,983)

Allowance for inventory shrinkage
    and obsolescence:

Balance December 31, 1999                  (979,802)
2000 Additions charged to expense                           (3,329,720)
2000 Deductions to allowance                                                 3,063,700
Balance December 31, 2000                                                                    (1,245,822)

Balance December 31, 2000                (1,245,822)
2001 Additions charged to expense                           (2,286,868)
2001 Deductions to allowance                                                 2,810,923
Balance December 31, 2001                                                                      (721,767)

Balance December 31, 2001                  (721,767)
2002 Additions charged to expense                             (241,140)
2002 Deductions to allowance                                                   276,134
Balance December 31, 2002                                                                      (686,773)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORTHOLOGIC CORP.


Date: March 26, 2003                    By /s/ Thomas R. Trotter
                                           -------------------------------------
                                           Thomas R. Trotter
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                             DATE
---------                       -----                             ----

/s/ Thomas R. Trotter           President, Chief Executive        March 26, 2003
---------------------------     Officer and Director
Thomas R. Trotter               (Principal Executive Officer)


/s/ John M. Holliman III        Chairman of the Board of          March 26, 2003
---------------------------     Directors and Director
John M. Holliman III


/s/ Fredric J. Feldman          Director                          March 26, 2003
---------------------------
Fredric J. Feldman


/s/ Elwood D. Howse, Jr.        Director                          March 26, 2003
---------------------------
Elwood D. Howse, Jr.


/s/ Stuart H. Altman            Director                          March 26, 2003
---------------------------
Stuart H. Altman, Ph.D.


/s/ Augustus A. White III       Director                          March 26, 2003
---------------------------
Augustus A. White III, M.D.


/s/ Sherry A. Sturman           Senior Vice President and         March 26, 2003
---------------------------     Chief Financial Officer
Sherry A. Sturman               (Principal Financial and
                                Accounting Officer)

                                 CERTIFICATIONS

I, Thomas R. Trotter, certify that:

1. I have reviewed this annual report on Form 10-K of OrthoLogic Corp. ("OrthoLogic")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                        /s/ Thomas R. Trotter
                                        ----------------------------------------
                                        Thomas R. Trotter
                                        President & CEO

                                 CERTIFICATIONS

I, Sherry A. Sturman, certify that:

1. I have reviewed this annual report on Form 10-K of OrthoLogic Corp. ("OrthoLogic")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                        /s/ Sherry A. Sturman
                                        ----------------------------------------
                                        Sherry A. Sturman
                                        Sr. Vice President and CFO

                                ORTHOLOGIC CORP.
                      EXHIBIT INDEX TO REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                               (File No. 0-21214)

Exhibit                                                                                                      Filed
  No.                   Description                   Incorporated by Reference To:                         Herewith
  ---                   -----------                   -----------------------------                         --------
 3.1      Amended and Restated Certificate of         Exhibit 3.1 to the Company's Form 10-Q for the
          Incorporation                               quarter ended March 31, 1997 ("March 1997 10-Q")

 3.2      Amended and Restated Certificate of         Exhibit 3.2 to the Company's Form 10-Q for the
          Incorporation dated May 9, 2000             quarter ended March 31, 2000

 3.3      Certificate of Designation in respect of    Exhibit 3.1 to Company's Form 10-Q for the quarter
          Series A Preferred Stock                    ended March 31, 1997 ("March 1997 10-Q")

 3.4      Bylaws of the Company                       Exhibit 3.4 to Company's Amendment No. 2 to
                                                      Registration Statement on Form S-1 (No. 33-47569)
                                                      filed with the SEC on January 25, 1993 ("January
                                                      1993 S-1")

 4.1      Rights Agreement dated as of March 4,       Exhibit 4.1 to the Company's Registration Statement
          1997, between the Company and Bank of New   on Form 8-A filed with the SEC on March 6, 1997
          York, and Exhibits A, B and C thereto

 4.2      1987 Stock Option Plan of the Company, as   Exhibit 4.4 to the Company's Form 10-Q for the
          amended and approved by stockholders (1)    quarter ended June 30, 1997 ("June 1997 10-Q")

 4.3      1987 Stock Option Plan of the Company(1)    Exhibit 4.5 to the Company's June 1997 10-Q

 4.4      Stock Purchase Warrant dated March 2,       Exhibit 4.10 to the Company's 1997 10-K
          1998, issued to Silicon Valley Bank

 4.5      Antidilution Agreement dated March 2,       Exhibit 4.11 to the Company's 1997 10-K
          1998, by and between the Company and
          Silicon Valley Bank

 4.6      Amendment to Stock Purchase Warrant         Exhibit 4.1 to the Company's form 10-Q for the
          dated May 12, 1998, issued to Silicon       quarter ended March 31, 1998
          Valley Bank

 4.7      Form of Warrant                             Exhibit 4.1 to the Company's Form 8-K filed on
                                                      July 13, 1998

 4.8      Registration Rights Agreement               Exhibit 4.2 to the Company's Form 8-K filed on
                                                      July 13, 1998

 4.9      1987 Stock Option Plan of the Company (1)   Exhibit 4.5 to the Company's June 1997 10-Q

 10.1     License Agreement dated September 3,        Exhibit 10.6 to January 1993 S-1
          1987, between the Company and Life
          Resonance's, Inc.

 10.2     Form of Indemnification Agreement*          Exhibit 10.16 to January 1993 S-1

 10.3     License Agreement dated December 2,         Exhibit 10.22 to January 1993 S-1
          1992, between Orthotic Limited
          Partnership and Company

 10.4     Co-promotion Agreement dated June 23,       Exhibit 10.1 to the Company's June 1997 10-Q
          1997, by and between the Company and
          Sanofi Pharmaceuticals, Inc.

 10.5     Single-tenant Lease-net dated June 12,      Exhibit 10.2 to the Company's Form 10-Q for the
          1997, by and between the Company and        quarter ended September 30, 1997 ("September
          Chamberlain Development, L.L.C.             1997 10-Q")

 10.6     Registration Rights Agreement dated         Exhibit 10.45 to the Company's 1997 10-K
          March 2, 1998, by and between the
          Company and Silicon Valley Bank

 10.7     Licensing Agreement with Chrysalis          Exhibit 10.1 to the Company's September 1998 10-Q
          BioTechnology, Inc.

 10.8     1998 Management Bonus Program               Exhibit 10.2 to the Company's September 1998 10-Q

 10.9     Securities Purchase Agreement               Exhibit 10.1 to the Company's Form 8-K filed on
                                                      July 13, 1998

 10.10    First Amendatory Agreement to March 4,      Exhibit 10.1 to the Company's Form 8-K filed
          1997, Rights Agreement                      August 24, 1999

 10.11    Credit and Security Agreement between       Exhibit 10.18 to the Company's 1999 form 10/KA
          the Company and Wells Fargo Business
          Credit, Inc. dated February 28, 2000

 10.12    Termination of Co-Promotion Agreement/      Exhibit 10.20 to the Company's form 10K for the
          Hyalgan between the Company and Sanofi      year ended December 31, 2001
          Pharmaceuticals, Inc.

 10.13    Amendment of Marketing and Distribution     Exhibit 10.1 to the Company's form 10Q for the
          Agreement Effective July 12, 2000. (2)      quarter ended June 30, 2000.

 10.14    Employment Agreement effective December     Exhibit 10.22 to the Company's form 10Q for the
          4, 2000 between the Company and Shane       quarter ended March 31, 2001.
          Kelly. (1)

 10.15    Employment Agreement effective January      Exhibit 10.23 to the Company's form 10Q for the
          2, 2001 between the Company and Donna       quarter ended March 31, 2001.
          Lucchesi. (1)

 10.16    Asset Purchase Agreement effective May      Exhibit 10.1 to the Company's form 10Q for the
          8, 2001 between the Company, OrthoLogic     quarter ended September 30, 2002.
          Canada, Ltd. and OrthoRehab Inc.

 10.17    First Amendment to the May 8, 2001          Exhibit 10.2 to the Company's form 10Q for the
          Asset Purchase Agreement.                   quarter ended September 30, 2002.

 10.18    Employment Agreement effective June 1,      Exhibit 10.21 to the form 10K for the fiscal year
          2001 between the Company and James          ended December 31, 2001
          Ryaby. (1)

 10.19    Employment Agreement effective              Exhibit 10.22 to the form 10K for the fiscal year
          May 1, 2001 between the Company and         ended December 31, 2001
          Sherry Sturman. (1)

 10.20    Employment Agreement effective July 9,      Exhibit 10.23 to the form 10K for the fiscal year
          2001 between the Company and Jeff           ended December 31, 2001
          Culhane. (1)

 10.21    Employment Agreement effective              Exhibit 10.24 to the form 10K for the fiscal year
          May 1, 1998 between the Company and         ended December 31, 2001
          Ruben Chairez. (1)

 10.22    Employment Agreement effective July 15,     Exhibit 10.1 to the Company's form 10Q for the
          2002 between the Company and Thomas R.      fiscal year ended December 31, 2002.
          Trotter. (1)(2)

 21.1     Subsidiaries of Registrant                  Exhibit 21.1 to the form 10K for the fiscal year
                                                      ended December 31, 2001

 23.1     Independent Auditor's Consent and Report                                                              X
          on Schedule

 99.1     Chief Executive Officer's certification                                                               X
          pursuant to 18 U.S.C. section 1350, as
          adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.

 99.2     Chief Financial Officer's certification                                                               X
          pursuant to 18 U.S.C. section 1350, as
          adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.

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

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND STOCKHOLDERS
ORTHOLOGIC CORP.
TEMPE, ARIZONA

     We have audited the accompanying consolidated balance sheets of OrthoLogic Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OrthoLogic Corp. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with indefinite lives as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was effective January 1, 2002.

Deloitte & Touche LLP
Phoenix, Arizona
January 29, 2003

ORTHOLOGIC CORP.
CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                     ------------------------------
                                                                         2002             2001
                                                                     ------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $  11,286,345    $  19,502,751
     Short-term investments                                             18,659,773       11,008,444
     Accounts receivable less allowance for doubtful accounts,
     $3,110,983 and $5,780,041                                           9,640,573       11,361,861
     Inventories, net                                                    2,567,706        1,506,889
     Prepaids and other current assets                                     598,251          687,555
     Deferred income taxes - current                                     1,666,947        2,630,659
                                                                     ------------------------------
            Total current assets                                        44,419,595       46,698,159
                                                                     ------------------------------

Furniture and equipment, net                                             1,498,337        1,901,928
Long-term investments                                                    5,659,442               --
Deferred income taxes - non-current                                        963,712               --
Deposits and other assets                                                  128,575           91,752
Investment in Chrysalis BioTechnology                                      750,000          750,000
                                                                     ------------------------------
            TOTAL ASSETS                                             $  53,419,661    $  49,441,839
                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $     477,338    $     775,783
     Accrued compensation                                                2,290,366        2,415,470
     Other accrued liabilities                                           1,857,305        2,445,492
     Accrued CPM divestiture costs                                         210,201        1,021,994
                                                                     ------------------------------
            Total current liabilities                                    4,835,210        6,658,739
                                                                     ------------------------------
Deferred rent and capital lease obligation                                 351,630          287,131
                                                                     ------------------------------
     Total liabilities                                                   5,186,840        6,945,870
                                                                     ------------------------------

Commitments and contingencies (Notes 3,9,10,12 and 13)
Series B Convertible Preferred Stock, $1,000 per value; 600 shares issued and outstanding; liquidation preference, $600,000
  at December 31, 2001                                                          --          600,000
STOCKHOLDERS' EQUITY
     Common stock, $.0005 par value;
       50,000,000 shares authorized; and 32,047,021 and
       31,805,418 shares issued and outstanding                             16,045           15,924
     Additional paid-in capital                                        136,944,815      136,216,495
     Common stock to be used for legal settlement                        2,078,125        2,078,125
     Accumulated deficit                                               (90,668,864)     (96,277,275)
     Treasury stock at cost, 41,800 shares                                (137,300)        (137,300)
                                                                     ------------------------------
            Total stockholders' equity                                  48,232,821       41,895,969
                                                                     ------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  53,419,661    $  49,441,839
                                                                     ==============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORTHOLOGIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ending December 31,
                                                             -----------------------------------------------
                                                                 2002             2001             2000
                                                             -----------------------------------------------
REVENUES
     Net sales                                               $  38,158,721    $  41,507,670    $  41,699,626
     Net rental                                                         --       17,830,606       39,069,630
     Royalties and fee revenue from co-promotion agreement       2,229,959        3,017,516        9,310,648
                                                             -----------------------------------------------
     Total revenues                                             40,388,680       62,355,792       90,079,904
                                                             -----------------------------------------------
COST OF REVENUES
     Cost of goods sold                                          6,157,895        7,758,654       10,392,292
     Costs of rentals                                                   --        3,590,297        7,897,143
                                                             -----------------------------------------------
            Total cost of revenues                               6,157,895       11,348,951       18,289,435
                                                             -----------------------------------------------
     GROSS PROFIT                                               34,230,785       51,006,841       71,790,469
OPERATING EXPENSES
     Selling general and administrative                         26,560,254       46,467,358       71,580,178
     Research and development                                    3,765,199        3,888,838        4,689,588
     CPM divestiture and related charges                        (1,047,423)      14,327,315
     Legal settlements                                                  --               --        4,498,847
     Write-off of goodwill                                              --               --       23,348,074
     Net gain from discontinuation of co-promotion
       agreement                                                        --               --         (844,424)
                                                             -----------------------------------------------
            Total operating expenses                            29,278,030       64,683,511      103,272,263
     OPERATING INCOME (LOSS)                                     4,952,755      (13,676,670)     (31,481,794)
OTHER INCOME
     Interest and other income                                     705,877          682,319          450,792
     Interest expense                                              (44,410)         (88,296)        (147,372)
                                                             -----------------------------------------------
            Total other income                                     661,467          594,023          303,420
                                                             -----------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAXES                           5,614,222      (13,082,647)     (31,178,374)
     Income tax provision                                           (5,811)         (12,000)         (12,175)
                                                             -----------------------------------------------
     NET INCOME (LOSS)                                       $   5,608,411    $ (13,094,647)   $ (31,190,549)

                                                             -----------------------------------------------
     Net income (loss) per common share - basic              $        0.17    $       (0.42)   $       (1.04)
                                                             ===============================================
     Net income (loss) per common share - diluted            $        0.17    $       (0.42)   $       (1.04)
                                                             ===============================================
     Basic shares outstanding                                   32,641,798       31,463,502       29,855,397
                                                             ===============================================
     Equivalent shares                                             730,762               --               --
                                                             ===============================================
     Diluted shares outstanding                                 33,372,560       31,463,502       29,855,397
                                                             ===============================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                        Years Ending December 31,
                                                             -----------------------------------------------
                                                                 2002             2001             2000
                                                             -----------------------------------------------
     Net income (loss) applicable to common stockholders     $   5,608,411    $ (13,094,647)   $ (31,190,549)

     Foreign translation adjustment                                     --          222,762          (47,957)
                                                             -----------------------------------------------
     Comprehensive income (loss) applicable to
       common stockholders                                   $   5,608,411    $ (12,871,885)   $ (31,238,506)
                                                             ===============================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORTHOLOGIC CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               ADDITIONAL
                                                                PAID IN
                                                               CAPITAL AND
                                                              COMMON STOCK
                                         COMMON STOCK          TO BE USED    ACCUMULATED
                                   ------------------------    FOR LEGAL    COMPREHENSIVE  ACCUMULATED     TREASURY
                                     SHARES        AMOUNT      SETTLEMENT       LOSS         DEFICIT        STOCK         TOTAL
                                   ------------------------------------------------------------------------------------------------
Balance December 31, 1999           27,637,593   $   13,818   $125,206,621   $ (174,805)   $(51,992,079)               $ 73,053,555

Exercise of common stock options        91,637           46        186,428                                                  186,474

Conversion of Preferred Stock        2,620,711        1,310      6,938,690                                                6,940,000

Common stock to be used for legal
  settlement                                                     2,968,750                                                2,968,750

Foreign translation adjustment                                                  (47,957)                                    (47,957)

Net loss                                                                                    (31,190,549)                (31,190,549)
                                   ------------------------------------------------------------------------------------------------
Balance December 31, 2000           30,349,941       15,174    135,300,489     (222,762)    (83,182,628)                 51,910,273

Exercise of common stock options       124,407           63        354,818                                                  354,881

Conversion of Preferred Stock        1,072,870          537      2,639,463                                                2,640,000

Common stock issued in connection
  with legal settlement                300,000          150           (150)

Foreign translation adjustment                                                  222,762                                     222,762

Treasury stock repurchases             (41,800)                                                           $ (137,300)      (137,300)

Net loss                                                                                    (13,094,647)                (13,094,647)
                                   ------------------------------------------------------------------------------------------------
Balance December 31, 2001           31,805,418       15,924    138,294,620                  (96,277,275)    (137,300)    41,895,969

Exercise of common stock options        43,927           22        128,419                                                  128,441

Conversion of Preferred Stock          197,676           99        599,901                                                  600,000

Net Income                                                                                    5,608,411                   5,608,411
                                   ------------------------------------------------------------------------------------------------
Balance December 31, 2002           32,047,021   $   16,045   $139,022,940   $       --    $(90,668,864)  $ (137,300)  $ 48,232,821
                                   ================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORTHOLOGIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           Years Ending December 31,
                                                                -----------------------------------------------
                                                                    2002             2001             2000
                                                                -----------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                             $   5,608,411    $ (13,094,647)   $ (31,190,549)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                     701,767          970,428        5,325,111
    Common Stock issued for legal settlement                               --               --        2,968,750
    Write-off of Goodwill                                                  --               --       23,348,074
    Loss from CPM divestiture and related charges                          --       14,327,315               --
    Elimination of foreign currency adjustment                             --          222,762               --
  Change in operating assets and liabilities:
    Accounts receivable                                             1,721,288       10,728,353          319,568
    Inventories                                                    (1,060,817)       1,962,616         (700,210)
    Prepaids and other current assets                                  89,304          (79,039)         (32,239)
    Deposits and other assets                                         (36,823)         246,316          428,518
    Accounts payable                                                 (298,445)        (587,380)         461,151
    Accrued and other current liabilities                          (1,460,585)      (4,841,732)         574,852
                                                                -----------------------------------------------
       Net cash provided by operating activities                    5,264,100        9,854,992        1,503,026
                                                                -----------------------------------------------
INVESTING ACTIVITIES
  Expenditures for rental fleet, equipment and furniture             (298,176)        (806,730)      (1,861,658)
  Proceeds from sale of CPM assets                                         --       12,000,000               --
  Officer note receivable                                                  --               --          157,800
  Purchase of investments                                         (40,178,238)     (19,747,657)     (35,354,087)
  Maturities of investments                                        26,867,467       11,231,592       33,111,708
  Sale of Hyalgan rights - discontinuation of
    co-promotion agreement                                                 --               --        3,155,576
                                                                -----------------------------------------------
    Net cash (used in) provided by investing activities           (13,608,947)       2,677,205         (790,661)
                                                                -----------------------------------------------
FINANCING ACTIVITIES
  Payments under long-term debt and capital lease obligations              --               --         (121,172)
  Treasury stock purchases                                                            (137,300)              --
  Net proceeds from stock options exercised                           128,441          354,881          138,517
                                                                -----------------------------------------------
     Net cash provided by financing activities                        128,441          217,581           17,345

NET INCREASE IN CASH AND CASH EQUIVALENTS                          (8,216,406)      12,749,778          729,710

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       19,502,751        6,752,973        6,023,263
                                                                -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $  11,286,345    $  19,502,751    $   6,752,973
                                                                ===============================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Conversion of series B Preferred Stock to Common Stock          $     600,000    $   2,640,000    $   6,940,000
Cash paid during the year for interest                          $      44,410    $      88,296    $      91,467
Cash paid during the year for income taxes                      $     (62,085)   $     (27,193)   $      12,175

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORTHOLOGIC CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF THE BUSINESS. OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal tissue, with particular emphasis on fracture healing and spinal repair.

     OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

     In July 2001 the Company sold its continuous passive motion ("CPM") business. CPM devices provide controlled, continuous movement to joints and limbs and are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications. The Company's financial results reflect sales of the CPM devices through July 11, 2001.

     In 1999, the Company exercised its option to license the United States development, marketing, and distribution rights for the fracture indications for Chrysalin(TM), a new tissue repair synthetic peptide. In 2000, the Company exercised its options to license Chrysalin(TM) worldwide for all orthopedic applications. The Company's research and development focus is on its Chrysalin product development program. The Company has three potential Chrysalin products either in human clinical trials or in late-stage pre-clinical development.

     The Company also distributed HYALGAN(R) (sodium hyaluronate), a therapeutic injectable for relief of pain from osteoarthritis of the knee under the terms of an exclusive Co-Promotion Agreement with Hyalgan's United States distributor, Sanofi Synthelabo, Inc. The rights to distribute this product began in 1997 and were terminated in October 2000. The Company received royalties from Hyalgan's distributor through December 2002. There will be no future royalties.

     During the years ended December 31, 2002, 2001, and 2000, the Company reported net income (losses) of $5.6 million, $(13.1) million and $(31.2) million, respectively. The Company anticipates that its cash and short-term investments on hand, cash provided from operations and the funds available from the revolving line of credit (Note 9) will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. There can be no assurance, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the cost of research and development activities and the Company's ability to maintain profitability and collect amounts billed to Medicare and private insurers. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, as may be required.

     USE OF ESTIMATES. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $3.1 million and $5.8 million at December 31, 2002 and 2001, respectively), which are based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and included unbilled receivables of $860,000 and $1.9 million on December 31, 2002 and 2001, respectively. The decrease in the unbilled receivables from 2001 to 2002 primarily results from changes to the Company's billing processes during 2002. Billings are subject to review by third party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments.

     PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of OrthoLogic and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The following briefly describes the significant accounting policies used in the preparation of the financial statements of the
Company:

     A. CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

     B. INVENTORIES. Business inventories are stated at the lower of cost (first in, first out method) or market. The Company writes-down its inventory for inventory shrinkage and obsolescence. Inventory is written down to estimated market value based on a number of assumptions, including future demand and market conditions.

     C. FURNITURE AND EQUIPMENT. Furniture and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at inception of the lease. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest.

     The Company adopted Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144") effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, ACCOUNTING OF THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 requires that the Company evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 did not have a significant impact on the Company's operating results or financial position.

     D. INVESTMENT IN CHRYSALIS. The Company owns a minority ownership interest in Chrysalis, which is recorded at cost (see Note 13).

     E. INCOME TAXES. Under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Pursuant to SFAS No. 109, the Company has determined that the deferred tax asset at December 31, 2002 requires a valuation allowance (see Note 7).

     F. RESTRUCTURING AND OTHER RELATED CHARGES. The Company recorded restructuring charges during the second quarter of 2001 using the authoritative guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF No. 94-3"), LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company will adopt SFAS No. 146 effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. The adoption of SFAS No. 146 is not expected to have a significant impact on the Company's operating results or financial position.

     G. REVENUE. Revenue is recognized for sales of the OL1000 and SpinaLogic products at the time the product is delivered to and accepted by the patient, as verified by the patient signing a "Patient Agreement Form" accepting financial responsibility. If the sale of either product is to a commercial buyer, a purchase order is required, and the revenue is recognized at the time of shipment to the commercial buyer. The Company's shipping terms are FOB shipping point.

     Rental revenue for the divested CPM products was recorded over the period the equipment was utilized by the patient. Ancillary products for the divested CPM business were sold to both patients and commercial buyers. Revenue for the sale of the ancillary products provided to patients was recognized at the time the patient accepted the product by signing a "Patient Agreement Form." CPM ancillary products sold to commercial buyers required a purchase order, and were recorded as a sale at the time the product was shipped "FOB shipping point."

     The amount of revenue recorded at the time of sale is based on contractual terms, or if the Company does not have a contract with the third-party payor, then the amount of revenue recorded is the pricing expected to be approved by the third-party payor, based on historical experience with that payor. The Company records differences, if any, between the net revenue amount recognized at the time of the sale and the ultimate pricing by the primary third-party payor as an adjustment to sales in the period the Company receives payments from the third-party payor or earlier if the Company becomes aware of circumstances that warrant a change in estimate.

     Royalties and co-promotion fee revenue is recorded in accordance with the Co-Promotion Agreement and the Termination Agreement the Company had with Hyalgan's distributor (see Note 12). The agreements with Hyalgan's distributor concluded December 2002. The Company will receive no further Hyalgan related revenues.

     The Company maintains a warranty reserve for the expected cost to replace or repair products. Warranty costs are recorded in cost of goods sold. The Company does not offer price protection or rebates to any of its customers.

     H. RESEARCH AND DEVELOPMENT. Research and development represents both costs incurred internally for research and development activities, as well as costs incurred by the Company to fund the research activities with which the Company has contracted and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.

     I. STOCK-BASED COMPENSATION. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE ("SFAS No. 148") which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. The Company will provide the comparative interim annual pro forma disclosures required by SFAS No. 148 beginning in first quarter 2003 and has provided the required additional annual disclosures below. The Company is currently evaluating the impact if it were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

     At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation (in thousands except per share data).

                                                            2002           2001           2000
                                                         ----------------------------------------
Estimated weighted-average fair value of options
  granted during the year                                $     1.87     $     1.71     $     1.49
Net income (loss) attributable to common stockholders:
  As reported                                            $    5,608     $  (13,095)    $  (31,191)
  Stock based compensation expense                       $     (838)    $   (1,320)    $   (1,572)
                                                         ----------     ----------     ----------
  Pro forma                                              $    4,770     $  (14,415)    $  (32,763)
                                                         ----------     ----------     ----------
Basic net income (loss) per share:
  As reported                                            $     0.17     $    (0.42)    $    (1.04)
  Pro forma                                              $     0.15     $    (0.46)    $    (1.10)
Diluted net income (loss) per share
  As reported                                            $     0.17     $    (0.42)    $    (1.04)
  Pro forma                                              $     0.14     $    (0.46)    $    (1.10)
Black Scholes model assumptions:
  Risk free interest rate                                       2.0%           3.5%           5.5%
  Expected volatility                                            51%            60%            70%
  Expected term                                           2.6 Years        5 Years        5 Years
   Dividend yield                                                 0%             0%             0%

     The table above presents pro forma net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the three year period ended December 31, 2002, as determined under the fair value method used in the Black-Scholes pricing model, and includes the effect of shares issued under the employee stock purchase plan.

     J. INCOME (LOSS) PER COMMON SHARE. Income (loss) per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive.

     K CERTAIN RECLASSIFICATIONS. Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.

     L. NEW ACCOUNTING PRONOUNCEMENTS. In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF THE INDEBTEDNESS OF OTHERS, which clarifies the requirements of SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The Company had no guarantees at December 31, 2002. As the financial statement recognition provisions are effective prospectively, the Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time the related results will be initially reported in the financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. Interpretation 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities existing at January 31, 2003, Interpretation 46 is effective for accounting periods beginning after June 15, 2003. The application of Interpretation 46 is not expected to have a material effect on the Company's financial statements.

2.   CPM DIVESTITURE IN 2001 AND RELATED CHARGES IN 2001 AND 2002

     In July 2001, the Company announced the sale of its CPM business. The Company received $12.0 million in cash, with the purchaser assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that had been recorded in the Company's financial statements at a carrying value of approximately $20.7 million. The Company recorded a $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets, all of which is included in the "CPM Divestiture and Related Charges" total in the accompanying 2001 Statement of Operations. The Company may receive up to an additional $2.5 million of cash, if certain objectives are achieved by the purchaser of the CPM business. The Company is currently in litigation with the purchaser regarding this $2.5 million contingent payment and other matters (see Note 10). Because there is no reasonable basis for estimating the degree of certainty that these objectives will be reached, the additional contingent consideration has not and will not be recorded in the accompanying financial statements until cash is actually received by the Company.

     The Company retained all the billed accounts receivable related to the CPM business. The collection staff and supervisor previously responsible for the collection of these receivables were part of the employee team that was hired by the purchaser of the CPM business. The purchaser requested an accelerated transition plan to hire the majority of the Company's collection team following the divestiture. The loss of experienced personnel, without a sufficient period to hire and train new staff, changed the Company's estimate of what would be collectible of the retained CPM accounts receivable. As a result, a charge of $2.8 million was recognized in 2001 to write down the carrying value of the retained CPM accounts receivable and is included in the "CPM Divestiture and Related Charges" total in the accompanying 2001 Statement of Operations.

     At December 31, 2001, the Company had collected $10.2 million of the remaining $10.8 million of the retained CPM receivables. During 2002, collection of these receivables was better than anticipated. Based on the improved collection trends, the Company revised its estimates and increased the estimated total collection of the retained CPM accounts receivable by $600,000, $226,000, and $221,000 in the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The effect of these changes in estimate resulted in additional income during 2002 and is included in the "CPM Divestiture and Related Charges" line item in the 2002 Statement of Operations. As of December 31, 2002, the net value of the remaining CPM accounts receivable was approximately $94,000.

     In connection with the sale of the CPM business, the Company notified approximately 331 of the Company's 505 employees that their positions were being eliminated. The accompanying 2001 Statement of Operations includes a charge of approximately $3.3 million included in the "CPM Divestiture and Related Charges" total in the accompanying 2001 Statement of Operations for severance and related benefits. The Company also recorded additional exit charges of approximately $1.4 million for CPM commissions, write offs of prepaid rents, space build out costs relating to the purchaser's sublease with the Company and other similar charges, and other CPM related prepaid expenses for which no future benefits were expected to be received by the Company. These additional exit costs are also included in the "CPM Divestiture and Related Charges" total in the accompanying 2001 Statement of operations.

     A summary of the severance and other exit cost reserve balances at December 31, 2002 and 2001 are as follows (in thousands):

                                  Reserves        Amount Charged        Cash             Reserves
                              December 31, 2001   Against Assets        Paid         December 31, 2002
                              ------------------------------------------------------------------------
Severance                       $        946       $         --     $       (785)      $        161
Other exit costs                          76                 --              (27)                49
                                -------------------------------------------------------------------
Total non-recurring charges     $      1,022       $         --     $       (812)      $        210

                                  Initial         Amount Charged        Cash             Reserves
                                  Reserves        Against Assets        Paid         December 31, 2001
                                ----------------------------------------------------------------------
Severance                       $      3,300       $         --     $     (2,354)      $        946
Other exit costs                       1,387               (245)          (1,066)                76
                                -------------------------------------------------------------------
Total non-recurring charges     $      4,687       $       (245)    $     (3,420)      $      1,022

     Cash requirements for the severance and exit costs were funded from the Company's current cash balances.

     Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter, 2001. The revenue and cost of revenue attributable to the CPM business for the following fiscal year ending December 31 were (in thousands):

                                                      Years ended
                                                      December 31,
                                             ------------------------------
                                                2001                2000
                                             ------------------------------
     Net sales                               $   11,029          $   21,189
     Net rental                                  17,831              39,070
                                             ------------------------------
     Total net revenue                           28,860              60,259
     Cost of sale                                 2,219               6,206
     Cost of rental                               3,590               7,897
                                             ------------------------------
     Gross profit                            $   23,051          $   46,156

     Most operating expenses were not directly allocated between the Company's various lines of business.

     During the fourth quarter of 2000, the Company recorded a charge of approximately $3.0 million of additional bad debt expense for a change in the estimated collectability of older receivables of the CPM business.

     During the fourth quarter of 2000, the Company recorded a charge of $23.3 million for the write-off of goodwill related to the CPM business. Letters of intent and results of discussions with third parties during the fourth quarter of 2000 indicated that the fair value of the CPM assets were below their carrying amount. Management considered this information to be an impairment indicator that should subject the CPM assets to impairment testing prescribed under Statement of Financial Accounting Standard No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED. The Company performed the recoverability test as of December 31, 2000, which indicated that the $23.3 million goodwill balance was fully impaired.

     The Company adopted SFAS No. 141 effective January 1, 2002. In addition to requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, SFAS No. 141 also provides guidance on the types of acquired intangible assets that are to be recognized and reported separately from goodwill. The adoption of SFAS No. 141 did not have an effect on the Company's financial statements.

     The Company also adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 also requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The adoption of SFAS No. 142 did not affect the Company's financial statements as all goodwill and certain other intangible assets were written off as of December 31, 2000.

     At December 31, 2002, 2001 and 2000, goodwill and other intangible assets, all related to the CPM business, consisted of the following (in thousands except per share data):

                                                     For the years ended December 31,
                                                 ----------------------------------------
                                                    2002           2001           2000
                                                 ----------     ----------     ----------
Reported net income (loss)                       $    5,608     $  (13,095)    $  (31,191)

Add back: Goodwill amortization                          --             --          1,296
                                                 ----------     ----------     ----------

Adjusted net income (loss)                       $    5,608     $  (13,095)    $  (29,895)

Basic earnings (loss)  per share                 $     0.17     $    (0.42)    $    (1.04)

Goodwill amortization                                    --             --           0.04
                                                 ----------     ----------     ----------

Adjusted net income (loss)                       $     0.17     $    (0.42)    $    (1.00)

3.   LICENSE AGREEMENTS

     The Company uses the BioLogic technology in its bone growth stimulation devices through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. The Company's license for the BioLogic technology extends for the life of the underlying patents, which are due to expire over a period of years beginning in 2006 and extending through 2016. The license provides for payment of royalties by the Company from the net sales of products using the BioLogic technology. The royalty percentages vary but generally range from 0.5% to 7% of the sales amount for licensed products. The royalty percentage under the different agreements decrease when either a certain sales dollar amount is reached or royalty amount is paid. Royalty expense under these agreements totaled $200,000, $106,000 and $382,000 in 2002, 2001, and 2000, respectively.

4.   INVESTMENTS AND FAIR VALUE DISCLOSURES

     At December 31, 2002, marketable securities consisted of municipal and corporate bonds and were classified as held-to-maturity securities. Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

     A summary of the fair market value and unrealized gains and losses on these securities is as follows:

     INVESTMENTS WITH MATURITIES - SHORT TERM          DECEMBER 31
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------
     Amortized costs                           $ 18,659,773    $ 11,008,444
     Gross unrealized gains                          90,684              --
     Gross unrealized losses                             --         (88,709)
                                               ------------    ------------
     Fair value                                $ 18,750,457    $ 10,919,735
                                               ============    ============

     INVESTMENTS WITH MATURITIES - LONG TERM   DECEMBER 31
                                               ------------
                                                  2002
                                               ------------
     Amortized costs                           $  5,659,442
     Gross unrealized gains                          26,164
     Gross unrealized losses                             --
                                               ------------
     Fair value                                $  5,685,606
                                               ============

     SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about financial instruments; they are subjective in nature and involve uncertainties, matters of judgements, and therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Since the fair market values above are estimated at December 31, 2002, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

     For the Company's cash and cash equivalents, the carrying amount is assumed to be the fair market value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of the short maturity of the portfolios. Therefore, management believes the fair values approximate the carrying values of these financial instruments.

5.   INVENTORIES

Inventories consisted of the following:

                                                            DECEMBER 31,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Raw materials                                        $ 1,640,980    $   828,541
Work in progress                                         177,376        410,569
Finished goods                                         1,436,123        989,546
                                                     -----------    -----------
                                                       3,254,479      2,228,656
Less allowance for shrinkage and obsolescence           (686,773)      (721,767)
                                                     -----------    -----------
Total                                                $ 2,567,706    $ 1,506,889
                                                     ===========    ===========

6.   FURNITURE AND EQUIPMENT

Equipment and furniture consisted of the following:

                                                            DECEMBER 31,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Machinery and equipment                              $ 2,086,002    $ 2,095,908
Computer equipment                                     4,769,592      4,513,159
Furniture and fixtures                                   994,016        994,016
Leasehold improvements                                   722,762        721,638
                                                     -----------    -----------
                                                       8,572,372      8,324,721
                                                     -----------    -----------
Less accumulated depreciation and amortization        (7,074,035)    (6,422,793)
                                                     -----------    -----------
Total                                                $ 1,498,337    $ 1,901,928
                                                     ===========    ===========

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $701,767, $970,428 and $3,851,586, respectively.

7.   INCOME TAXES

     The components of deferred income taxes at December 31 are as follows:

(In thousands)                                                 DECEMBER 31,
                                                           --------------------
                                                             2002        2001
                                                           --------------------
Allowance for bad debts                                    $  1,051    $  2,272
Other accruals and reserves                                     616       1,397
Valuation allowance                                              --      (1,038)
                                                           --------------------
Total current                                                 1,667       2,631
                                                           --------------------
Net operating loss and general business credit
  carryforwards                                              25,489      25,081
Deferred revenue                                                645         963
Difference in basis of fixed assets                            (306)       (369)
Nondeductible accruals and reserves                             183         159
Difference in basis of intangibles                            7,464       7,839
Valuation allowance                                         (32,511)    (33,673)
                                                           --------------------
Total non current                                               964          --
                                                           --------------------
Total deferred income taxes                                $  2,631    $  2,631
                                                           ====================

The provision for income taxes are as follows           YEARS ENDED DECEMBER 31
 (in thousands):                                        -----------------------
                                                        2002      2001     2000
                                                        -----------------------
Current                                                 $  6      $ 12     $ 12
Deferred                                                  --        --       --
                                                        -----------------------
Income Tax Provisions                                   $  6      $ 12     $ 12

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $32.5 million at December 31, 2002. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. The Company believes that the net deferred tax asset of $2.6 million at December 31, 2002, will be realized based primarily on our projected future earnings. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

     The Company has accumulated approximately $64 million in federal and state net operating loss carryforwards ("NOLs") and approximately $800,000 of general business and alternative minimum tax credit carryforwards. The federal and state NOLs expire from 2007 to 2022.

     A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the year ending December 31 (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                            2002          2001          2000
                                         ----------    ----------    ----------
Income tax (benefit) at statutory rate   $    1,950    $   (4,578)   $  (10,912)
State income taxes (benefit)                    201          (589)       (1,559)
Change in valuation allowance                (2,201)        5,926         7,611
Other                                            56          (747)        4,872
                                         ----------    ----------    ----------
Net provision                            $        6    $       12    $       12
                                         ==========    ==========    ==========

8.   STOCKHOLDERS' EQUITY

     The number of common shares reserved for issuance under the 1987 Option Plan is 4,160,000 shares. This plan expired during October 1997. In May 1997, the stockholders adopted a new Stock Option Plan (the "1997 Option Plan"), which replaced the 1987 Option Plan. The 1997 Option Plan reserved for issuance 1,040,000 shares of Common Stock. Over 1998, 1999, 2000 and 2001 the Board and Shareholders approved amendments to the 1997 Plan that increased the number of shares of Common Stock reserved for issuance by 375,000, 275,000, 1,000,000 and 500,000 shares, respectively. Two types of options may be granted under the 1997 Option Plan: options intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code ("Code") and other options not specifically authorized or qualified for favorable income tax treatment by the Code. All eligible employees may receive more than one type of option. Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the 1997 Option Plan.

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

     A summary of the status of the Option Plans as of December 31, 2002, 2001, and 2000, and changes during the years then ended is:

                                              2002                           2001                           2000
                                  ------------------------------------------------------------------------------------------
                                                   WEIGHTED                       WEIGHTED                       WEIGHTED
                                                    AVERAGE                        AVERAGE                        AVERAGE
                                    SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                                  ------------------------------------------------------------------------------------------
Fixed options outstanding
  at the beginning of year          3,871,700       $ 4.30         3,625,846      $ 4.85          3,488,913       $ 5.24
Granted                               310,200         3.60         1,348,850        3.40            762,400         3.33
Exercised                             (43,927)        2.92          (124,407)       2.87           (125,990)        2.37
Forfeited                             (54,936)        3.87          (978,589)       5.27           (499,477)        5.92
                                  -----------                    -----------                    -----------
Outstanding at end of year          4,083,037       $ 4.26         3,871,700      $ 4.30          3,625,846       $ 4.85
                                  ===========                    ===========                    ===========
Options exercisable at year-end     3,179,034       $ 4.44         2,711,137      $ 4.62          2,734,347       $ 5.09
                                  ===========                    ===========                    ===========

     The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                              OUTSTANDING                                           EXERCISABLE
-----------------------------------------------------------------------   -------------------------------
                        NUMBER           WEIGHTED           WEIGHTED           NUMBER         WEIGHTED
     RANGE OF         OUTSTANDING    AVERAGE REMAINING       AVERAGE        EXERCISABLE        AVERAGE
 EXERCISE PRICES    AS OF 12/31/02   CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/02   EXERCISE PRICE
-----------------------------------------------------------------------   -------------------------------
$  1.81   $  2.53        444,500            4.61             $  2.29            435,332        $  2.29
$  2.63   $  3.02        436,250            7.89             $  2.86            309,167        $  2.88
$  3.06   $  3.19        414,687            8.06             $  3.16            276,874        $  3.17
$  3.25   $  3.50        621,900            7.49             $  3.35            378,397        $  3.26
$  3.53   $  3.63        456,000            7.79             $  3.58            346,313        $  3.58
$  3.93   $  4.56        427,900            8.22             $  4.10            245,151        $  3.98
$  4.70   $  5.38        454,050            5.57             $  5.11            370,050        $  5.16
$  5.50   $  5.63        495,500            4.92             $  5.59            485,500        $  5.60
$  5.81   $ 12.75        236,250            3.42             $  6.79            236,250        $  6.79
$ 17.38   $ 17.38         96,000            3.34             $ 17.38             96,000        $ 17.38
--------------------------------------------------------------------         -------------------------
$  1.81   $ 17.38      4,083,037            6.53             $  4.26          3,179,034        $  4.44
====================================================================         =========================

     In January 2002, the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories - plans that have been approved by stockholders and plans that have not.

                                                                                    Number of
                                                                               Securities Remaining
                                                                               Available for Future
                                        Number of           Weighted-average      Issuance Under
                                    Securities to be       Exercise Price of   Equity Compensation
                                       Issued upon            Outstanding        Plans (Excluding
                                 Exercise of Outstanding      Options and      Securities Reflected
Plan Category                     Options and Warrants          Warrants          in 1st Column)
---------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by stockholders              3,583,037                $  4.45                506,489

Equity compensation plans
  not approved by stockholders            500,000                   2.92                     --
                                      -----------                -------            -----------
                                        4,083,037                $  4.26                506,489

     In July 1998, the Company completed a private equity placement with two investors, an affiliate of Credit Suisse First Boston Corp. and Capital Ventures International. Under the terms of the purchase agreement, OrthoLogic sold 15,000 shares of Series B Convertible Preferred Stock for $15 million (before costs). The Series B Convertible Preferred Stock was convertible into shares of Common Stock. Each share of Series B Convertible Preferred Stock was convertible into Common Stock at a per share price equal to the lesser of the average of the 10 lowest closing bids during the 30 days prior to conversion or $3.0353.

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

     In August 2001, the Company announced that it authorized a repurchase of up to 1 million shares of the Company's outstanding shares over the subsequent 12 months. The repurchased shares are held as treasury shares and used in part to reduce the dilution from the Company stock option plans. As of December 31, 2002, the Company had repurchased 41,800 shares at a cost, net of fees, for $137,300 or an average price of $3.28 per share.

     At December 31, 2002, there were 2,000,000 shares of Preferred Stock authorized and there were no warrants for Preferred Stock outstanding.

     At the close of business on December 31, 2002, 15,000 shares of Series B Convertible Preferred Stock had been converted into 5,944,260 shares of Common Stock.

9.   COMMITMENTS

     The Company is obligated under non-cancelable operating lease agreements for its office, manufacturing and research facilities. Rent expense for the years ended December 31, 2002, 2001, and 2000, was approximately $1.0 million (offset by $570,000 for rent received from the buyer of the CPM business under a sublease agreement), $1.5 million and $1.8 million, respectively. The sublease agreement ended in December 2002.

     The following table sets forth the obligated base payments:

                     2003                         $1,078,000
                     2004                          1,078,000
                     2005                          1,078,000
                     2006                          1,078,000
                     2007                            989,000
                                                  ----------
                                                  $5,301,000
                                                  ==========

     Approximately, 17% of the leased facility is subleased through June 2005, which will offset approximately 10% of the lease commitments listed above.

     The Company signed an exclusive worldwide sales agreement for a 10-year period, beginning August 18, 2000, with DePuy AcroMed, a unit of Johnson and Johnson, whereby DePuy AcroMed will assume sales responsibility for SpinaLogic, the Company's device used as an adjunctive treatment after lumbar spinal fusion surgeries, in return for a commission. OrthoLogic is responsible for product development, testing and quality control, general inventory risk, distribution, regulatory approvals, customer service, shipping, patient fitting, and billing and collection activities. As such, the Company records the gross revenues for orders received from DePuy AcroMed representatives. OrthoLogic pays DePuy AcroMed a commission of the net sales price for the sale of all SpinaLogic products. Net sales price is defined as the amounts invoiced less any contractual discounts, taxes or government charges. This sales agreement began with full implementation in 2000.

     On February 28, 2000, the Company obtained a $10.0 million accounts receivable revolving line of credit with a lending institution. At the Company's request, the revolving line of credit was reduced to $4.0 million on September 24, 2001. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit was extended in 2002 and expires February 28, 2005. There are certain financial covenants and reporting requirements associated with the line of credit. Included in the financial covenants are (1) tangible net worth of not less than $30.0 million,
(2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of December 31, 2002, the Company was in compliance with all the financial covenants.

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

     In early October 2000, the parties negotiated a global settlement of the consolidated class action suits. In return for dismissal of both class actions, and releases by a settlement class comprised of all purchasers of OrthoLogic Common Stock during the period from January 18 through June 18, 1996, inclusive, the settlement called for $1 million in cash and 1 million shares of newly issued OrthoLogic Common Stock. On August 17, 2001, the superior court gave final approval of the settlement and signed and filed a judgment of dismissal of the action with prejudice. We are not aware of any appeal from the judgment or other challenge to the final approval of the settlement. Pursuant to the terms of the settlement, the cash portion of the settlement fund has already been paid into the settlement fund, with the substantial portion of the $1 million paid from the proceeds of the Company's directors' and officers' liability insurance policy, and the remaining cash paid by the Company. The Company recorded a $3.6 million charge, including legal expenses, for settlement. Pursuant to the terms of the settlement and order of the superior court, the Company has issued and delivered 300,000 shares of Common Stock to plaintiffs' settlement counsel as part of the plaintiffs' counsel's fee award. The remaining 700,000 shares remain to be delivered to the settlement fund pending administration of the claims process under the settlement. Notices have been sent to stockholders of record for the relevant time period to calculate the settlement pool each stockholder is to receive.

     Management believes the settlement is in the best interests of the Company and its shareholders as it frees the Company from the cost and significant distraction of the ongoing litigation. The settlement does not constitute, and should not be construed as, an admission that the defendants have any liability or acted wrongfully in any way with respect to the plaintiffs or any other person.

     UNITED STATES OF AMERICA EX REL. DAVID BARMARK V. SUTTER CORP., UNITED STATES ORTHOPEDIC CORP., ORTHOLOGIC CORP., ET AL., United States District Court, Southern District of New York, Civ Action No 95 Civ 7637. The complaint in this matter was filed in September 1997 under the Qui Tam provisions of the Federal False Claims Act and primarily relate to events occurring prior to the Company's acquisition of Sutter Corporation. The allegations relate to the submission of claims for reimbursement for continuous passive motion exercisers to various federal health care programs. In June 2001, the U.S. Department of Justice and the Company entered into a settlement agreement and the government's amended complaint was dismissed with prejudice. In October 2001, Plaintiff Barmark filed a second amended complaint, pursuing the claim independent of the U.S. Department of Justice.

     The Company filed a motion to dismiss the second amended complaint on various grounds including that the allegations are barred because of the earlier settlement. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     ORTHOREHAB, INC. AND ORTHOMOTION, INC. V. ORTHOLOGIC CORPORATION AND ORTHOLOGIC CANADA, LTD., Superior Court of the State of Delaware, County of New Castle, Case No. C.A. No. 01C-11-224 WCC. In November 2001, OrthoRehab, Inc., filed a complaint in connection with its acquisition of certain assets used in the Company's CPM business in July 2001 alleging, among other things, that some of the assets purchased were overvalued and that the Company had breached its contract. The case is being heard in the Superior Court of the State of Delaware. The Company has denied the Plaintiffs' allegations and is defending the matter vigorously. The Company has filed a counterclaim against OrthoRehab for nonpayment of the contingent payment believed to be due and owing in connection with OrthoRehab's acquisition of certain assets. The matter is presently scheduled to be tried in Delaware in June 2003. The case is currently in discovery. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company.

     In addition to the matters disclosed above, the Company is involved in various other legal proceedings that arise in the ordinary course of business. In management's opinion, the ultimate resolution of these other legal proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

11.  401(K) PLAN

     The Company adopted a 401(k) plan (the "Plan") for its employees on July 1, 1993. The Company may make matching contributions to the Plan on behalf of all Plan participants, the amount of which is determined by the Board of Directors. The Company matched approximately $95,000, $144,000 and $195,000 in 2002, 2001, and 2000 respectively.

12.  CO-PROMOTION AGREEMENT - HYALGAN

     In June 1997, the Company signed an exclusive Co-Promotion Agreement with Sanofi Synthelabo, Inc. ("Sanofi") at a cost of $4.0 million, which provided the Company with the right to market the Hyalgan product to orthopedic surgeons in the United States. The Company capitalized the $4.0 million investment in the agreement. From June 1997 through December 2000, the Company earned a fee from Sanofi for each unit of the Hyalgan product sold. The fee earned from Sanofi was contractually determined and was based on Sanofi's wholesale price for the Hyalgan product, less any discounts or rebates and less any amounts deducted for Sanofi's estimated distribution costs, returns, a Sanofi overhead factor and a royalty factor. Sanofi did this calculation, prior to sending the Company the fee revenue earned for the promotion of the product. The Company forwarded orders for the product to Sanofi, which handled the product distribution. Co-promotion fee revenue of $9.3 million was recognized by the Company in 2000.

     In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Co-Promotion Agreement. The Company signed a Termination Agreement and received $4 million for the return of the rights and the completion of a successful transition of the business back to Sanofi by January 1, 2001. The Company had no further obligation to Sanofi after December 2000. As a result, the Company recognized the entire $4.0 million payment as a component of the net gain of $844,000. At the time the Termination Agreement was signed, the carrying value of the investment in the Agreement was $3.2 million. The net gain of $844,000 is calculated as the difference between the $4.0 million of cash proceeds received from Sanofi and the carrying amount of the investment. The net gain was recognized in the fourth quarter of 2000 and presented as a separate line item in the 2000 Statement of Operations entitled "Net gain from discontinuation of co-promotion agreement".

     The Termination Agreement stipulated that the Company would receive royalties of $5 for each unit of the Hyalgan product distributed by Sanofi during the two-year period from January 1, 2001 through December 31, 2002. During 2001 the Company received approximately $3.0 million in royalties from Sanofi in accordance with the Termination Agreement. During 2002, the Company received an additional $2.2 million in royalties. The royalty payments ended December 2002. All of the royalties and co-promotion fees received from Sanofi have been included in the Company's respective Statements of Operations in the line item entitled "Royalties and fee revenue from co-promotion agreement."

13.  CHRYSALIS LICENSING AGREEMENT

     In January 1998, the Company acquired a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. ("Chrysalis"), for $750,000. As part of the transaction, the Company was awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid peptide that had shown promise in accelerating the healing process. The Company's agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and milestone payments to Chrysalis by the Company.

     In January 1999, the Company exercised its option to license the United States development, marketing and distribution rights for Chrysalin for fracture indications. As part of the license agreement, and in conjunction with FDA authorization of an Investigational New Drug ("IND") application to begin human clinical trials for fracture repair, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. In July 2000, the Company made a $2.0 million payment to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide.

     In July 2001, the Company paid $1.0 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic "soft tissue" indications including cartilage, tendon and ligament repair. The license agreement calls for the Company to pay certain additional milestone payments and royalty fees, based upon products developed and achievement of commercial services.

     In March 2002, the Company received authorization from the FDA to commence a Phase I/II clinical trial under an IND application for a spinal fusion indication and made a $500,000 milestone payment to Chrysalis for receiving this FDA clearance. The Company began enrolling patients during the fourth quarter of 2002. The clinical trial will include approximately 330 patients and will be performed at 15 to 20 centers in the United States. The purpose of the study is to evaluate the safety and preliminary efficacy of Chrysalin in combination with allograft. The patient enrollment process is expected to take approximately 18 to 24 months with a nine-month follow-up period.

     The Company completed a Phase I/II clinical trial utilizing Chrysalin for fresh fracture repair, and in July of 2002, announced that the FDA had authorized a Phase III trial for that indication. The trial will be performed at 25 to 30 clinical sites with approximately 500 patients. In addition, the Company is currently moving forward with an IND application for a human clinical trial for Chrysalin for articular cartilage repair and hopes to begin a Phase I/II human clinical trial during 2003. There can be no assurance that any of these clinical trials will result in favorable data or that New Drug Application ("NDA") approvals by the FDA, if sought, will be obtained.

     A pre-payment of $250,000 was made subsequent to year-end 2002 to Chrysalis in anticipation of a potential IND filing with the FDA for a human clinical trial for a cartilage indication.

     At this stage of research, the Company is not yet able to apply for FDA approval to market Chrysalin. The process of obtaining necessary government approvals is time consuming and expensive. There can be no assurance that the necessary approvals for new products or applications will be obtained by the Company or, if they are obtained, that they will be obtained on a timely basis. Significant additional costs for the Company will be necessary to complete development of these products.

     OrthoLogic does not own the patents to Chrysalin. Chrysalin was developed by and patented by Chrysalis. Except for the $750,000 minority equity investment in Chrysalis, all payments made to Chrysalis have been expensed as research and development. The license agreement with Chrysalis calls for the Company to pay certain other additional milestone payments and royalty fees, based upon the product's development and achievement of commercial introduction.

14.  RELATED PARTY TRANSACTIONS

     At December 31, 1999, the Company had an outstanding note receivable from an officer of the Company for approximately $158,000. The loan was increased by approximately $81,000 in January 2000. The principal and interest of both loans were paid in full in 2000.

15.  CONDENSED CONSOLIDATED QUARTERLY RESULTS (UNAUDITED)

                                  First Quarter       Second Quarter       Third Quarter       Fourth Quarter
                                 -----------------------------------------------------------------------------
                                  2002      2001      2002      2001       2002      2001      2002      2001
                                 ------    ------    ------    -------    ------    ------    ------    ------
                                                   (in thousands, except for per share data)
Net revenues                      9,609    21,682     9,705     22,094    10,780     9,553    10,295     9,027
Gross profit                      8,296    16,949     8,262     18,195     8,915     8,299     8,758     7,564
Operating income (loss)           1,272       142     1,087    (15,176)    1,235       383     1,359       974
Net income (loss)                 1,446       204     1,256    (14,986)    1,392       606     1,514     1,081
Net income (loss) per share:
  Basic                            0.04      0.01      0.04      (0.48)     0.04      0.02      0.05      0.03
  Diluted                          0.04      0.01      0.04      (0.48)     0.04      0.02      0.05      0.03

     In July 2001, the Company sold its CPM and related ancillary product business. The Statements of Operations of the Company include the CPM business through the sales date of July 11, 2001. In the second quarter of 2001, the Company recognized a $14.3 million charge related to the divestiture of the CPM business (see Note 2).