Form 10-Q
period 2003-03-31
ORTHOLOGIC CORP
filed 2003-05-14
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act): [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       32,889,721 shares of common stock outstanding as of April 30, 2003

                                ORTHOLOGIC CORP.
                                      INDEX

                                                                        Page No.
Part I   Financial Information

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2003
           and December 31, 2002 .........................................  3

         Condensed Consolidated Statements of Operations for the
           Three months ended March 31, 2003 and 2002 ....................  4

         Condensed Consolidated Statements of Cash Flows for the
           Three months ended March 31, 2003 and 2002 ....................  5

         Notes to Unaudited Condensed Consolidated Financial Statements ..  6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ................... 14

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk ........................................... 20

         Item 4. Evaluation of Controls and Procedures ................... 20


Part II  Other Information

         Item 1. Legal Proceedings ....................................... 26

         Item 6. Exhibits and Reports .................................... 26

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                ORTHOLOGIC CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    March 31,      December 31,
                                                      2003             2002
                                                   ------------    ------------
ASSETS                                             (Unaudited)
Current assets
  Cash and cash equivalents                        $     10,706    $     11,286
  Short-term investments                                 17,412          18,660
  Accounts receivable less allowance for
    doubtful accounts of $3,111 and $3,129                9,223           9,641
  Inventory, net                                          2,716           2,568
  Prepaids and other current assets                         677             598
  Deferred income taxes - current                         1,667           1,667
                                                   ------------    ------------
        Total current assets                             42,401          44,420
                                                   ------------    ------------

Furniture and equipment                                   8,219           8,572
Accumulated depreciation                                 (6,793)         (7,074)
                                                   ------------    ------------
  Furniture and equipment, net                            1,426           1,498

Long-term investments                                     8,239           5,659
Deferred income taxes - non-current                         964             964
Investment in Chrysalis BioTechnology                       750             750
Deposits and other assets                                   115             129
                                                   ------------    ------------
  TOTAL ASSETS                                     $     53,895    $     53,420
                                                   ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $        692    $        477
  Accrued liabilities                                     4,053           4,148
  Accrued CPM divestiture costs                             184             210
                                                   ------------    ------------
           Total current liabilities                      4,929           4,835

Deferred rent                                               334             352
                                                   ------------    ------------
  Total liabilities                                       5,263           5,187
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

Common stock, $.0005 par value:
  50,000,000 shares authorized; 32,873,871
  and 32,047,021 shares issued and
  outstanding                                                16              16
Additional paid-in capital                              139,280         136,945
Common stock to be used for legal settlement                 --           2,078
Accumulated deficit                                     (90,527)        (90,669)
Treasury stock at cost, 41,800 shares                      (137)           (137)
                                                   ------------    ------------
  Total stockholders' equity                             48,632          48,233
                                                   ------------    ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     53,895    $     53,420
                                                   ============    ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
REVENUES
  Net sales                                            $   10,372    $    8,705
  Royalties from co-promotion agreement                        --           904
                                                       ----------    ----------
     Total net revenues                                    10,372         9,609
                                                       ----------    ----------

COST OF GOODS SOLD                                          1,479         1,313
                                                       ----------    ----------

GROSS PROFIT                                                8,893         8,296

OPERATING EXPENSES
  Selling, general and administrative                       7,410         6,704
  Research and development                                  1,460           920
  CPM divestiture and related gains                            --          (600)
                                                       ----------    ----------
      Total operating expenses                              8,870         7,024
                                                       ----------    ----------

OPERATING INCOME                                               23         1,272

OTHER INCOME                                                  132           187
                                                       ----------    ----------

INCOME BEFORE INCOME TAXES                                    155         1,459

Provision for income taxes                                     13            13
                                                       ----------    ----------

NET INCOME                                             $      142    $    1,446
                                                       ==========    ==========

Net income per common share - basic                    $     0.00    $     0.04
                                                       ----------    ----------

Net income per common and equivalent share - diluted   $     0.00    $     0.04
                                                       ----------    ----------

Basic shares outstanding                                   32,809        32,515

Equivalent shares                                             219           785
                                                       ----------    ----------

Diluted shares outstanding                                 33,028        33,300
                                                       ----------    ----------

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                    Unaudited

                                                                   Three months ending
                                                                         March 31,
                                                                 ------------------------
                                                                    2003          2002
                                                                 ----------    ----------
OPERATING ACTIVITIES

  Net income                                                     $      142    $    1,446
  Non-cash items:
    Depreciation                                                        173           173

  Change in operating assets and liabilities:
    Accounts receivable                                                 418           569
    Inventories                                                        (148)         (328)
    Prepaids and other current assets                                   (79)          (23)
    Deposits and other assets                                            14           (38)
    Accounts payable                                                    215           246
    Accrued liabilities                                                (113)         (860)
    Accrued liabilities on CPM divestiture and related charges          (26)         (314)
                                                                 ----------    ----------
      Net cash provided by operating activities                         596           871
                                                                 ----------    ----------

INVESTING ACTIVITIES

  Expenditures for equipment and furniture                             (101)         (103)
  Purchases of investments                                           (7,341)      (10,427)
  Maturities of investments                                           6,009         5,277
                                                                 ----------    ----------
    Net cash used in investing activities                            (1,433)       (5,253)
                                                                 ----------    ----------

FINANCING ACTIVITIES

  Net proceeds from stock option exercises                              257            41
                                                                 ----------    ----------
    Net cash provided by financing activities                           257            41
                                                                 ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (580)       (4,341)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       11,286        19,503
                                                                 ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   10,706    $   15,162
                                                                 ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITES:
  Cash paid during the period for interest                       $        4    $       23
  Cash paid during the period for income taxes                   $       27    $        2
  Common stock issued for legal settlement                       $    2,078    $       --

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF THE BUSINESS. OrthoLogic Corp. ("OrthoLogic" or the "Company") develops, manufactures and markets proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal tissue, with particular emphasis on fracture healing and spinal repair. OrthoLogic's products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company's products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the Company's financial position, results of operations, and cash flows. The results of operations for the interim periods are not indicative of the results to be expected for the complete fiscal year. The Balance Sheet as of December 31, 2002 is derived from the Company's audited financial statements included in the 2002 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     USE OF ESTIMATES. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $3.1 million at both March 31, 2003 and December 31,
2002), which is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $560,000 and $860,000 on March 31, 2003 and December 31, 2002, respectively. The decrease in the unbilled receivables from December 31, 2002 to March 31, 2003 was primarily the result of changes to the Company's billing processes made in 2002. Billings are subject to review by third party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of OrthoLogic and its subsidiaries. All inter-company accounts and transactions have been eliminated. The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The following briefly describes the significant accounting policies used in the preparation of the financial statements of the
Company:

     A. CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

     B. INVENTORIES. Business inventories are stated at the lower of cost (first in, first out method) or market. The Company writes down its inventory for inventory shrinkage and obsolescence. Inventory is written down to estimated market value based on a number of assumptions, including future demand and market conditions.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, ACCOUNTING OF THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 requires that the Company evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 did not have a significant impact on the Company's operating results or financial position.

     D. INVESTMENT IN CHRYSALIS. The Company owns a minority ownership interest in Chrysalis, which is recorded at cost (see Note 4).

     E. INCOME TAXES. Under Financial Accounting Standards Board ("FASB") SFAS No. 109, ACCOUNTING FOR INCOME TAXES, income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Pursuant to SFAS No. 109, the Company has determined that the majority of the deferred tax asset at March 31, 2003 requires a valuation allowance.

     F. RESTRUCTURING AND OTHER RELATED CHARGES. The Company recorded restructuring charges during the second quarter of 2001 using the authoritative guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF No. 94-3"), LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted SFAS No. 146 effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. The adoption of SFAS No. 146 did not have a significant impact on the Company's operating results or financial position.

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

     Royalties and co-promotion fee revenue was recorded in accordance with the Co-Promotion Agreement and the Termination Agreement the Company had with Hyalgan's distributor. The agreements with Hyalgan's distributor concluded December 2002. The Company will receive no subsequent Hyalgan related revenues.

     The Company maintains a warranty reserve for the expected cost to replace or repair products. Warranty costs are recorded in cost of goods sold.

     H. "TECHNOLOGY YOU CAN TRUST" PROGRAM. In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF THE INDEBTEDNESS OF OTHERS, which clarifies the requirements of SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. The Company introduced a guarantee for the OL1000 product beginning March 1, 2003. With this program, the payments made for the product will be refunded if there is no progression towards healing provided the treatment plan and other certain requirements are met. The reserve is based on the percentage of patients' who meet specific documentation and treatment requirements with a further assessment of the historical percentages of the overall population experiencing an unsuccessful clinical outcome using the product. The requirements include specific adherence to product utilization compliance, the exclusion of specific medical conditions, required documentation by the patient and payor(s) of record and other certain requirements. At March 31, 2003, the reserve for this program was $20,500. Management feels that adequate reserves have been established for this program.

     I. RESEARCH AND DEVELOPMENT. Research and development represents both costs incurred internally for research and development activities, as well as costs incurred by the Company to fund the research activities with which the Company has contracted and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.

     J. STOCK-BASED COMPENSATION. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE ("SFAS No. 148") which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, INTERIM FINANCIAL Reporting, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. The Company is currently evaluating the impact if it were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

     At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if stock-based employee compensation had been recognized during the three months ended March 31, 2003 and 2002, as determined under the fair value method using the Black-Scholes pricing model.

                                                         2003          2002
                                                       ---------     ---------
Estimated weighted-average fair value of options
  granted during the year                              $    1.67     $    2.57
Net income attributable to common stockholders:
  As reported                                          $     142     $   1,446
  Stock based compensation expense                     $    (208)    $    (220)
                                                       ---------     ---------
  Pro forma                                            $     (66)    $   1,226
                                                       ---------     ---------
Basic net income per share:
  As reported                                          $    0.00     $    0.04
  Pro forma                                            $    0.00     $    0.04
Diluted net income per share
  As reported                                          $    0.00     $    0.04
  Pro forma                                            $    0.00     $    0.04
Black Scholes model assumptions:
  Risk free interest rate                                    1.7%          3.9%
  Expected volatility                                         44%           50%
  Expected term                                        2.7 Years     2.7 Years
  Dividend yield                                               0%            0%

     K. INCOME PER COMMON SHARE. Income per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive.

     L. NEW ACCOUNTING PRONOUNCEMENTS. In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. Interpretation No. 46 applies to VIEs created or acquired after January 31, 2003. For VIEs existing at January 31, 2003, FIN 46 is effective for accounting periods beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on the Company's financial statements.

2. CPM DIVESTITURE IN 2001 AND RELATED CHARGES IN THE QUARTERS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     CPM DIVESTITURE AND CHANGE IN ESTIMATED COLLECTABILITY OF CPM RECEIVABLES. In July 2001, the Company announced the sale of its CPM business to OrthoRehab, Inc. The Company received $12.0 million in cash, with the purchaser assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that had been recorded in the Company's financial statements at a carrying value of approximately $20.7 million. The Company recorded a $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Under the CPM Asset Purchase Agreement, the Company was eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by the purchaser of the CPM business. The Company settled litigation with the purchaser regarding this $2.5 million contingent payment and other matters in April 2003.

     Under the terms of the settlement agreement, OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to OrthoLogic, and all outstanding claims between the two companies. An initial cash payment of $257,000 was received in April 2003 and will be included in the "CPM divestiture and related charges" line item on the Consolidated Statement of Operations in the period ended June 30, 2003. The remaining $943,000 balance plus interest is scheduled to be paid over the next 36 months, beginning in May 2003, and will be reflected when received. The litigation is described in greater detail in Note 5.

     At December 31, 2001, the Company had collected $10.2 million of the remaining $10.8 million of the retained CPM receivables. During 2002, collection of these receivables was better than anticipated. Based on the improved collection trends, the Company revised its estimates and increased the estimated total collection of the retained CPM accounts receivable by $600,000 in the quarter ended March 31, 2002 which is included in the "CPM Divestiture and Related Charges" line item in the Consolidated Statement of Operations for the year ended December 31, 2002 ("2002 Statement of Operations").

     In connection with the sale of the CPM business, the Company notified approximately 331 of the Company's 505 employees that their positions were being eliminated. The Consolidated Statement of Operations for the year ended December 31, 2001 ("2001 Statement of Operations") included a charge of approximately $3.3 million in the "CPM Divestiture and Related Charges" total for severance and related benefits. The Company also recorded additional exit charges of approximately $1.4 million for CPM commissions, write offs of prepaid rents, space build out costs relating to the purchaser's sublease with the Company and other similar charges, and other CPM related prepaid expenses for which no future benefits were expected to be received by the Company. These additional exit costs were also included in the "CPM Divestiture and Related Charges" total in the 2001 Statement of Operations.

     A summary of the severance and other reserve balances at March 31, 2003 and 2002 are as follows (in thousands):

                                  Reserves        Amount Charged     Cash        Reserves
                              December 31, 2002   Against Assets     Paid     March 31, 2003
                              -----------------   --------------   --------   --------------
Severance                         $    161           $     --      $    (26)          135
Other exit costs                        49                 --            --            49
                                  --------           --------      --------      --------
Total non-recurring charges       $    210           $     --      $    (26)     $    184

                                  Reserves        Amount Charged     Cash        Reserves
                              December 31, 2001   Against Assets     Paid     March 31, 2002
                              -----------------   --------------   --------   --------------
Severance                         $    946           $     --      $   (314)     $    632
Other exit costs                        76                               --            76
                                  --------           --------      --------      --------
Total non-recurring charges       $  1,022           $     --      $   (314)     $    708

     Cash requirements for the severance and exit costs were funded from the Company's current cash balances. Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter of 2001.

3.   CO-PROMOTION AGREEMENT FOR HYALGAN

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

     In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Co-Promotion Agreement. The Company signed a Termination Agreement and received $4.0 million for the return of the rights and the completion of a successful transition of the business back to Sanofi by January 1, 2001. The Company had no further obligation to Sanofi after December 2000. As a result, the Company recognized the entire $4.0 million payment as a component of the net gain of $844,000. At the time the Termination Agreement was signed, the carrying value of the investment in the Co-Promotion Agreement was $3.2 million. The net gain of $844,000 is calculated as the difference between the $4.0 million of cash proceeds received from Sanofi and the carrying amount of the investment. The net gain was recognized in the fourth quarter of 2000 and presented as a separate line item in the 2000 Statement of Operations entitled "Net gain from discontinuation of co-promotion agreement."

     The Termination Agreement stipulated that the Company would receive royalties of $5 for each unit of the Hyalgan product distributed by Sanofi during the two-year period from January 1, 2001 through December 31, 2002. During 2001, the Company received approximately $3.0 million in royalties from Sanofi in accordance with the Termination Agreement. During 2002, the Company received an additional $2.2 million in royalties. During the period ended March 31, 2002, the Company received $904,000 in royalty payments. The royalty payments ended December 2002. All of the royalties and co-promotion fees received from Sanofi have been included in the Company's respective Statements of Operations in the line item entitled "Royalties and fee revenue from co-promotion agreement."

4.   LICENSING AGREEMENT FOR CHRYSALIN

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

     In January 1999, the Company exercised its option to license the United States development, marketing and distribution rights for Chrysalin for fracture indications. As part of the license agreement, and in conjunction with the Food and Drug Administration ("FDA") authorization of an Investigational New Drug ("IND") application to begin human clinical trials for fracture repair, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase I/II clinical trial for Chrysalin. In July 2000, the Company made a $2.0 million payment to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide.

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

     The Company completed a Phase I/II clinical trial utilizing Chrysalin for fresh fracture repair, and in July of 2002, announced that the FDA had authorized a Phase III trial for that indication. The trial will be performed at 25 to 30 clinical sites with approximately 500 patients. In addition, the Company is currently moving forward with an IND application for a human clinical trial for Chrysalin for articular cartilage repair and the Company remains hopeful regarding the initiation of a human clinical trial for that indication before the end of 2003. There can be no assurance that any of these clinical trials will result in favorable data or that New Drug Application ("NDA") approvals by the FDA, if sought, will be obtained.

     A payment of $250,000 was expensed in the quarter ended March 31, 2003 and is included in research and development and reflects a payment made to Chrysalis in anticipation of a potential IND filing with the FDA for a human clinical trial for a cartilage indication.

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

     In early October 2000, the parties negotiated a global settlement of the consolidated class action suits. In return for dismissal of both class actions, and releases by a settlement class comprised of all purchasers of OrthoLogic Common Stock during the period from January 18 through June 18, 1996, inclusive, the settlement called for $1.0 million in cash and one million shares of newly issued OrthoLogic Common Stock. On August 17, 2001, the superior court gave final approval of the settlement and signed and filed a judgment of dismissal of the action with prejudice. We are not aware of any appeal from the judgment or other challenge to the final approval of the settlement. Pursuant to the terms of the settlement, the cash portion of the settlement fund has already been paid into the settlement fund, with the substantial portion of the $1.0 million paid from the proceeds of the Company's directors' and officers' liability insurance policy, and the remaining cash paid by the Company. The Company recorded a $3.6 million charge, including legal expenses, for settlement during 2000. Pursuant to the terms of the settlement and order of the superior court, the Company has issued and delivered 300,000 shares of Common Stock to plaintiffs' settlement counsel as part of the plaintiffs' counsel's fee award. The remaining 700,000 were delivered to the settlement fund in the quarter ended March 31, 2003.

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

     ORTHOREHAB, INC. AND ORTHOMOTION, INC. V. ORTHOLOGIC CORPORATION AND ORTHOLOGIC CANADA, LTD., Superior Court of the State of Delaware, County of New Castle, Case No. C.A. No. 01C-11-224 WCC. In November 2001, OrthoRehab, Inc., filed a complaint in connection with its acquisition of certain assets used in the Company's CPM business in July 2001 alleging, among other things, that some of the assets purchased were overvalued and that the Company had breached its contract. The Company settled the dispute in April 2003. Under the terms of the settlement agreement, OrthoRehab, Inc. agreed to pay $1.2 million to settle all outstanding claims between the two companies. An initial cash payment of $257,000 has been received in April 2003 and will be included in the "CPM divestiture and related charges" line item on the Consolidated Statement of Operations in the period ended June 30, 2003. The remaining $943,000 balance plus interest is scheduled to be paid over the next 36 months, beginning in May 2003, and will be reflected when received.

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

6.   LINE OF CREDIT

     The Company has a $4.0 million accounts receivable revolving line of credit with a lending institution. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit was extended in 2002 and expires February 28, 2005. There are certain financial covenants and reporting requirements associated with the line of credit. Included in the financial covenants are (1) tangible net worth of not less than $30.0 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of March 31, 2003, the Company was in compliance with all the financial covenants.

7.   SEGMENT INFORMATION

     The Company operates as one segment. The various types of revenues and cost of goods sold are separately identified by product line in the Statement of Operations. Operating expenses were not directly allocated between the Company's various lines of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ending December 31, 2002 and the "Special Note Regarding Forward Looking Statements" below following Item 4.

OVERVIEW OF THE COMPANY'S PRODUCTS AND OTHER PRODUCT DEVELOPMENT

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

     Sales of bone growth stimulation products were 100% and 90.6% of the Company's total revenues in the quarters ended March 31, 2003 and 2002 respectively.

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

     The Company also distributed HYALGAN(R) (sodium hyaluronate), a therapeutic injectable for relief of pain from osteoarthritis of the knee under the terms of an exclusive Co-Promotion Agreement with Hyalgan's United States distributor, Sanofi Synthelabo, Inc. The rights to distribute this product began in 1997 and were terminated in October 2000. The Company received royalties from Hyalgan's distributor through December 2002. Hyalgan revenues were 9.4% of the Company's total revenues in the quarter ended March 31, 2002. There will be no subsequent royalties.

     PRODUCTS IN RESEARCH

     In 1999, the Company exercised its option to license the United States development, marketing, and distribution rights for the fracture indications for Chrysalin(TM), a new tissue repair synthetic peptide. In 2000, the Company exercised its options to license Chrysalin worldwide for all orthopedic applications. The Company's research and development focus is on its Chrysalin product development program. The Company has three potential Chrysalin products either in human clinical trials or in late-stage pre-clinical development.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     USE OF ESTIMATES. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $3.1 million at both March 31, 2003 and December 31,
2002), which is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $560,000 and $860,000 on March 31, 2003 and December 31, 2002, respectively. The decrease in the unbilled receivables from December 31, 2002 to March 31,

2003 was primarily the result of changes to the Company's billing processes made in 2002. Billings are subject to review by third party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The allowance for doubtful accounts (approximately $3.1 million at both March 31, 2003 and December 31, 2002) is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. On a quarterly basis, the Company evaluates historical collection trends and tracks the percent of billings that are typically received by the first month after billing, the second month, etc. This quarterly analysis of collections allows the Company to develop trends and expectations for collection rates based on product, payor category and date of billing. If the Company identifies any change in the collection rate or anticipates that future trends will not correspond to previous collection experience, the reserve is adjusted to correspond with the expected change. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Accounts receivable are recorded at the expected or pre-authorized reimbursement rates. Billings are subject to review by third-party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments, or the other considerations underlying the estimates were to change, additional allowances might be necessary.

     REVENUE RECOGNITION. Revenue is recognized for sales of the OL1000 and SpinaLogic products at the time the product is delivered to and accepted by the patient, as verified by the patient signing a "Patient Agreement Form" accepting financial responsibility. If the sale of either product is to a commercial buyer, a purchase order is required, and the revenue is recognized at the time of shipment to the commercial buyer. The Company's shipping terms are FOB shipping point. The amount of revenue recorded at the time of sale, net of sales discounts and contractual adjustments, is based on contractual terms. If the Company does not have a contract with the third-party payor then the amount of revenue recorded is the pricing expected to be approved by the third-party payor based on historical experience with that payor. The Company records differences, if any, between the net revenue amount recognized at the time of the sale and the ultimate pricing by the primary third-party payor as an adjustment to sales in the period the Company receives payments from the third-party payor or earlier if the Company becomes aware of circumstances that warrant a change in estimate. In the opinion of management, adequate allowances have been provided for sales discounts and contractual adjustments

     The Company recognized royalties from the Co-Promotion Agreement of Hyalgan, based on a flat royalty fee of $5 for each unit distributed by Hyalgan's distributor between January 1, 2001 and December 31, 2002, in accordance with the termination agreement with Hyalgan's distributor.

     The Company maintains a warranty reserve for the expected cost to replace or repair products. Warranty costs are recorded in cost of goods sold.

     The Company introduced a guarantee for the OL1000 product beginning March 1, 2003. Management feels that adequate reserves have been established for the program based on historical data.

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

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

     The Company has accumulated approximately $64 million in federal and state net operating loss carryforwards ("NOLs") and approximately $800,000 of general business and alternative minimum tax credit carryforwards. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $32.5 million at December 31, 2002. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $2.6 million at March 31, 2003, will be realized based primarily on our historical and projected future earnings. However the amount of the deferred tax assets actually realized could differ if we have little or no future earnings. In the event the Company determines it is unable to realize deferred tax assets in the future, an adjustment to the deferred tax asset and charge to income would be necessary in the period such a determination is made.

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

     LEASE COST. The Company leases its headquarters facility in Tempe, Arizona under an operating lease arrangement. This lease has an expiration date of November 2007. As a result of the Company's sale of its CPM business during 2001 the Company occupies approximately 50% of all the available lease space. The Company had subleased the unused space to the purchaser of the CPM business. The sublease expired in 2002. While the Company believes the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. The Company recorded a charge of $400,000 in the quarter ended September 30, 2002 to establish a reserve for the period the available sublease space was anticipated to be vacant. The Company has a sublease agreement for approximately 17 percent of the building with a different subtenant through June 2005. In the opinion of management, the reserve balance of $265,000 at March 31, 2003 is adequate to allow for time necessary to acquire an additional tenant for the building.

RESULTS OF OPERATIONS COMPARING THREE-MONTH PERIOD ENDED MARCH 31, 2003 TO THE CORRESPONDING PERIOD IN 2002.

     REVENUES. The Company's total revenues increased 7.9% from $9.6 million in the first quarter of 2002 to $10.4 million in the first quarter of 2003. Revenues for the first quarter of 2002 included Hyalgan royalty payments from the termination of the Co-Promotion Agreement of $904,000. The Hyalgan royalty payments ended December 31, 2002. Sales recorded for the bone growth stimulation products, the OL1000 and SpinaLogic, increased by 19.1% in the first quarter of 2003 as compared to the same period in 2002. The Company believes the significant increase in bone growth stimulation sales signifies an expansion in the market and growth in market share for both the OL1000 and SpinaLogic products.

     GROSS PROFIT. Gross profit for the three months ended March 31, increased from $8.3 million in 2002 to $8.9 million in 2003. Gross profit, as a percent of revenue, was 85.7% for the quarter ended March 31, 2003. Gross profit for the same period in 2002 was 86.3%. The decrease in the percentage of gross profit, as a percent of revenues, is due to (1) increase manufacturing costs associated with the re-launch of the Orthoframe(R)/Mayo(R) product in the fourth quarter of 2002 and (2) the elimination of the Hyalgan royalty income in 2003 which had no corresponding cost of revenue in the same period in the previous year.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses increased 10.5% from $6.7 million in the three month period ended March 31, 2002 to $7.4 million in the same period in 2003. SG&A expenses, as a percentage of total revenues, were 71.4% in the three month period ended March 31, 2003 and 69.8% in the same period in 2002. This increase in SG&A expenses as a percentage of total revenues was caused by the absence in the first quarter of 2003 of Hyalgan royalty revenues, which accounted for $904,000 of revenue in the first quarter of 2002 and had no corresponding SG&A expenses. The primary reasons for the increase in SG&A expenses for the three month period ended March 31, 2003 compared to the same period in the prior year were an increase in commission expenses due to increased revenues, an increase in purchased service expenses related to increased external reporting requirements, and an increase in legal costs associated with the settlement of the lawsuit with OrthoRehab, Inc.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.5 million in the three month period ended March 31, 2003, compared to $920,000 for the same period in 2002. The research and development costs for the three month period ended March 31, 2003 included a $250,000 milestone payment made to Chrysalis BioTechnology, Inc. in anticipation of a potential IND filing with the FDA for a human clinical trial for cartilage repair. Research and development expenses in the quarter ended March 31, 2003 are for the overall Chrysalin development program, which include pre-clinical studies in cartilage and continuation of the Phase I/II human clinical trial under an IND for spinal fusion and the Phase III human clinical trial under an IND for fracture repair. The increase in research and development expenses is directly related to the Chrysalin clinical trials. The Company anticipates the research and development expenses to increase over the next several quarters as patient enrollment occurs for the clinical trials.

     OTHER INCOME. Other income consisting primarily of interest income, decreased from $187,000 in the three-month period ended March 31, 2002 to $132,000 for the same period in 2003. The decrease is the result of declining interest rate returns on the investment portfolio.

     NET INCOME. The Company had a net income in the three month period ended March 31, 2003 of $142,000 compared to a net income of $1.4 million in the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2003, the Company had cash and equivalents of $10.7 million compared to $11.3 million as of December 31, 2002. The Company also had $17.4 million of short-term investments as of March 31, 2003 compared to $18.7 million at December 31, 2002. The total of both cash and cash equivalents and short-term investments decreased to $28.1 million at March 31, 2003 compared to $29.9 million as of December 31, 2002. The Company also had long-term investments of $8.2 million, as of March 31, 2003, mostly consisting of government-backed securities with maturities of fewer than 18 months, compared to long-term investments of $5.7 million as of December 31, 2002.

     The total of cash and cash equivalents, short-term investments, and long-term investments increased to $36.4 million at March 31, 2003 compared to $35.6 million at December 31, 2002. The most important factors in the increase in total cash and investments were a decrease in accounts receivable ($418,000), proceeds from stock options exercised ($257,000), and an increase in accounts payable ($215,000) during the three months ended March 31, 2003.

     In addition, the Company has a $4.0 million accounts receivable revolving line of credit with a bank. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2005. There are certain financial covenants and reporting requirements associated with the line of credit. Included in the financial covenants are (1) tangible net worth of not less than $30.0 million,
(2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of March 31, 2003, the Company was in compliance with all the financial covenants.

     Net cash provided by operations during the three-month period ended March 31, 2003 was $596,000 compared to $871,000 for the same period in 2002. The primary reason for this decline is due to the decrease in net income from $1.4 million in the quarter ended March 31, 2002 compared to net income of $142,000 in the quarter ended March 31, 2003. The decrease in net income was primarily caused by (1) the absence of Hyalgan revenue in the period ended March 31, 2003 with corresponding revenues of $904,000 in the same period in 2002, (2) an increase in research and development expenses from $920,000 in the quarter ended March 31, 2002 to expenses of $1.5 million in the same period in 2003, and (3) the recovery of $600,000 in collected receivables from the divested CPM business in the quarter ended March 31, 2002. The net income decrease was partially offset by a decrease in the payout of accrued liabilities of $139,000 in the quarter ended March 31, 2003 compared to a payment of $1.2 million in the quarter ended March 31, 2002. The decrease in liabilities is primarily due to the timing of payments of standard expenses and non-recurring payments in 2002 for severance and other residual exit costs related to the CPM divestiture.

     The Company does not expect to make significant capital investments in 2003 and anticipates that its cash and short term investments on hand, cash from operations and the funds available from its $4.0 million line of credit will be sufficient to meet the Company's presently projected cash and working capital requirements for the next 12 months. The amount of cash the Company will be required to use in the next 12 months will depend on many factors, including the Company's ability to continue to increase revenues, reduce and control its expenditures, continue profitability and collect amounts due from third-party payors. Additional funds may be required if the Company is not successful in any of these areas. The Company's ability to continue funding its planned operations beyond the next 12 months is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, as may be required.

     In March 2003, the Company announced that its Board of Directors authorized a repurchase of up to one million of the Company's outstanding shares over the subsequent 12 months. The repurchased shares will be held as treasury shares to reduce the dilution from the Company stock option plans. No shares were repurchased as of March 31, 2003 under this plan. The repurchase period will end March 6, 2004. Previously, the Company had repurchased 41,800 shares at a cost, net of fees, of $137,300 or an average price of $3.28 per share.

     The following table sets forth all known commitments as of March 31, 2003 and the year in which these commitments become due, or are expected to be settled (in thousands):

                             OPERATING      ACCOUNTS PAYABLE
        YEAR                   LEASES    AND ACCRUED LIABILITIES     TOTAL
        ----                   ------    -----------------------    ------
     2003                      $  809            $4,929             $5,738
     2004                      $1,078                --             $1,078
     2005                      $1,078                --             $1,078
     2006                      $1,078                --             $1,078
     Thereafter                $  989                --             $  989
                               ------            ------             ------

     Total                     $5,032            $4,929             $9,961

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no debt outstanding and no derivative instruments at March 31, 2003.

     The Company's Canadian operations were sold as part of the CPM asset sale, and consequently the Company has no exposure to foreign currency exchange rate risks at March 31, 2003.

ITEM 4. EVALUATION OF CONTROLS AND PROCEDURES

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

THE COMPANY MUST ADHERE TO CURRENT AND EVOLVING REGULATORY COMPLIANCE STANDARDS IN ORDER TO MAINTAIN THE APPROVAL TO SELL ITS PRODUCTS.

     The Company is also required to adhere to applicable requirements for FDA Good Manufacturing Practices, to engage in extensive record keeping and reporting and to make available its manufacturing facilities for periodic inspections by governmental agencies, including the FDA and comparable agencies in other countries. Failure to comply with these and other applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, or operating restrictions and criminal prosecutions. From time to time, the Company may receive letters from the FDA regarding regulatory compliance. The Company has responded to all such letters and believes all issues raised in such letters have been resolved.

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

     Many participants in the medical technology industry, including the Company's competitors, have substantially greater capital resources, research and development staffs and facilities than the Company. Such participants have developed or are developing products that may be competitive with the products that have been or are being developed or researched by the Company. Other companies are developing a variety of other products and technologies to be used in the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, and non-thermal ultrasound.

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

     The medical device industry is characterized by rapid and significant technological change. There can be no assurance that the Company's competitors will not succeed in developing or marketing products or technologies that are more effective or less costly, or both, and which render the Company's products obsolete or non-competitive. In addition, new technologies, procedures and medications could be developed that replace or reduce the value of the Company's products. The Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Because of the lengthy testing period required to develop new products and the costly FDA approval process, there can be no assurance that the Company's new product development efforts will result in any commercially successful products or will do so in a timely manner. A failure to develop new products could have a material adverse effect on the Company's business, financial condition, and results of operations

THE INDUSTRY FACES A HIGH RISK OF PRODUCT LIABILITY CLAIMS.

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

LEGISLATIVE REFORM OF THE HEALTH CARE INDUSTRY COULD HAVE A NEGATIVE EFFECT ON THE COMPANY'S BUSINESS.

     In response to complaints from patients against insurance companies and recent and continued expectations of rises in the cost of health care insurance coverage, the health care industry is being reviewed and investigated by public and private groups to (i) increase access to health care for the uninsured and underinsured people, (ii) control the escalation of health care expenditures within the economy and (iii) use health care reimbursement policies to help control federal expenditures. Although this has been an ongoing public debate for a number of years that has not resulted in substantial federal or state legislation fundamentally changing the health care industry business model, the Company expects public debate of these issues to continue. The Company cannot predict which, if any, of the current reform proposals will be adopted and when they might be adopted and what effect such reform would have on a patient's ability to seek reimbursement for use of our product and the costs associated with regulatory and health care program compliance.

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

THERE IS AN INCREASE IN THE INVESTIGATION OF HEALTH CARE PROVIDERS.

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

     The Company's business is focused on the sales of two primary products, the OL1000 and SpinaLogic. The Company believes that, to sustain long-term growth, it must continue to develop and introduce additional products and expand approved indications for its remaining products. The development and commercialization by the Company of additional products will require substantial product development, regulatory review, and clinical testing, all of which may be expensive and lengthy. There can be no assurance that the Company will develop new products or expand indications for existing products in the future or that the Company will be able to manufacture or market such products successfully. Any failure by the Company to develop new products or expand indications could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     While the Company holds title to numerous United States and foreign patents and licenses, and has filed a number of patent applications, no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors, or that any of the patents held by or licensed to the Company will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. The Company licenses the technologies in the BioLogic and OrthoFrame products for which it pays a royalty.

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

     Any delay or interruption in the supply of components or products could significantly impair the Company's ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on its business, financial condition and results of operations.

IF THE COMPANY IS SUBJECT TO AN ADVERSE OUTCOME OF LITIGATION, IT COULD AFFECT ITS PROFITABILITY.

     At any given time, the Company becomes involved in various legal proceedings that arise in the ordinary course of business. In addition, the Company is currently involved in one legal proceeding: UNITED STATES OF AMERICA EX REL. DAVID BARMARK V. SUTTER CORP., UNITED STATES ORTHOPEDIC CORP., AND ORTHOLOGIC CORP., ET AL. The Company has provided a description of this matter in Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements. At the present stage, the Company is unable to evaluate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, which the Company may experience. An unfavorable outcome could have a material adverse effect on the Company's results of operations and earnings.

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

THE RESULTS OF OPERATIONS ARE AFFECTED BY A NUMBER OF CONDITIONS, WHICH ARE OUTSIDE THE COMPANY'S CONTROL.

     The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company experienced significant operating losses since its inception and had an accumulated deficit of approximately $90.5 million at March 31, 2003. The Company has only reported sustained profits since the third quarter of 2001. There can be no assurance that the Company will maintain sufficient revenues to retain net profitability on an on-going annual basis. In addition, estimations of future profits based on our historical financial reports may be speculative given our limited profitability history. The Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products; the timing, cost and acceptance of product introductions and enhancements made by the Company or others; levels of third party payment; alternative treatments that currently exist or may be introduced in the future; completion of acquisitions and divestitures; changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development and regulatory, clinical and other expenditures.

THE COMPANY'S STOCK PRICE IS VOLATILE AND FLUCTUATES DUE TO A VARIETY OF
FACTORS.

     The stock price has varied significantly in the past and may vary in the future due to a number of factors including:

     o    fluctuations in the Company's operating results;
     o developments in litigation to which the Company or a competitor is subject;
     o announcements and timing of potential acquisitions, divestitures, conversion of preferred stock;
     o announcements of technological innovations or new products by the Company or its competitors;
     o    FDA and international regulatory actions;
     o    actions with respect to reimbursement matters;
     o developments with respect to patents or proprietary rights of the Company or competitors;
     o public concern as to the safety of products developed by the Company or others;
     o changes in health care policy in the United States and internationally;
     o changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally; and
     o    general market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's stock.

     Developments in any of these areas could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

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

ORTHOLOGIC CORP.
(Registrant)

SIGNATURE                   TITLE                                               DATE
---------                   -----                                               ----
/s/ Thomas R. Trotter       President and Chief Executive Officer               May 12, 2003
------------------------    (Principal Executive Officer)
Thomas R. Trotter


/s/ Sherry A. Sturman       Senior Vice-President and Chief Financial Officer   May 12, 2003
------------------------    (Principal Financial and Accounting Officer)
Sherry A. Sturman

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

/s/ Thomas R. Trotter
----------------------------------
Thomas R. Trotter
President and Chief Executive Officer

Date: May 12, 2003

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

/s/ Sherry A. Sturman
----------------------------------
Sherry A. Sturman
Chief Financial Officer

Date: May 12, 2003

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                                      Incorporated by    Filed
Exhibit No                Description                  Reference to:    Herewith
----------                -----------                  -------------    --------

99.1          Certification pursuant to 18 U.S.C.                          X
              Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act
              of 2002.
              --  Thomas R. Trotter


99.2          Certification pursuant to 18 U.S.C.                          X
              Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act
              of 2002.
              -- Sherry A. Sturman

99.3          "Technology you can Trust Program"                           X
              Guarantee