Form 10-Q
period 2003-06-30
ORTHOLOGIC CORP
filed 2003-07-29
CIK 887151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

        32,951,896 shares of common stock outstanding as of July 25, 2003

                                ORTHOLOGIC CORP.
                                      INDEX

                                                                        Page No.
Part I    Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2003 and December 31, 2002                          3

                  Condensed Consolidated Statements of Operations for the
                  Three months and Six months ended June 30, 2003 and 2002     4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six months ended June 30, 2003 and 2002                      5

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                                   6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         13

          Item 3. Quantitative and Qualitative Disclosures about Market Risk  20

          Item 4. Controls and Procedures                                     20

Part II   Other Information

          Item 1. Legal Proceedings                                           27

          Item 4. Submission of Matters to a Vote of Security Holders         27

          Item 6. Exhibits and Reports                                        27

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                ORTHOLOGIC CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)

                                                     June 30, 2003   December 31, 2002
                                                     -------------   -----------------
                                                      (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                          $     12,927      $     11,286
  Short-term investments                                   17,969            18,660
  Accounts receivable less allowance for doubtful
    accounts of $3,047 and $3,111                           8,960             9,641
  Inventory, net                                            2,445             2,568
  Prepaids and other current assets                           454               598
  Deferred income taxes - current                           1,667             1,667
                                                     ------------      ------------
        Total current assets                               44,422            44,420
                                                     ------------      ------------

Furniture and equipment                                     7,632             8,572
Accumulated depreciation                                   (6,303)           (7,074)
                                                     ------------      ------------
  Furniture and equipment, net                              1,329             1,498

Long-term investments                                       6,642             5,659
Deferred income taxes - non-current                           964               964
Investment in Chrysalis BioTechnology                         750               750
Deposits and other assets                                     110               129
                                                     ------------      ------------
  TOTAL ASSETS                                       $     54,217      $     53,420
                                                     ============      ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                   $        703      $        477
  Accrued liabilities                                       3,932             4,148
  Accrued CPM divestiture costs                                38               210
                                                     ------------      ------------
        Total current liabilities                           4,673             4,835

Deferred rent                                                 316               352
                                                     ------------      ------------
  TOTAL LIABILITIES                                         4,989             5,187
                                                     ------------      ------------

STOCKHOLDERS' EQUITY

Common stock, $.0005 par value:
  50,000,000 shares authorized; 32,933,096
  and 32,088,821 shares issued; 32,891,296 and
  32,047,021 shares outstanding                                16                16
Additional paid-in capital                                139,318           136,945

Common stock to be used for legal settlement                   --             2,078
Accumulated deficit                                       (89,969)          (90,669)
Treasury stock at cost, 41,800 shares                        (137)             (137)
                                                     ------------      ------------
  TOTAL STOCKHOLDERS' EQUITY                               49,228            48,233
                                                     ------------      ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     54,217      $     53,420
                                                     ============      ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                OrthoLogic Corp.
                 Condensed Consolidated Statement of Operations
                      (in thousands, except per share data)
                                    Unaudited

                                                       Three months ended June 30,      Six months ended June 30,
                                                       ----------------------------    ----------------------------
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------
Revenues
   Net sales                                           $     11,366    $      9,238    $     21,740    $     17,942
   Royalties from co-promotion agreement                         --             467              --           1,371
                                                       ------------    ------------    ------------    ------------
      Total net revenues                                     11,366           9,705          21,740          19,313
                                                       ------------    ------------    ------------    ------------

Cost of Revenues
  Cost of goods sold                                          1,682           1,443           3,161           2,755
                                                       ------------    ------------    ------------    ------------
    Total cost of revenues                                    1,682           1,443           3,161           2,755
                                                       ------------    ------------    ------------    ------------

Gross Profit                                                  9,684           8,262          18,579          16,558
                                                       ------------    ------------    ------------    ------------

Operating expenses
  Selling, general and administrative                         7,272           6,652          14,683          13,356
  Research and development                                    2,318             749           3,778           1,669
  CPM divestiture and related gains                            (345)           (226)           (345)           (826)
                                                       ------------    ------------    ------------    ------------
      Total operating expenses                                9,245           7,175          18,116          14,199
                                                       ------------    ------------    ------------    ------------

Operating income                                                439           1,087             463           2,359

Other income                                                    131             181             263             368
                                                       ------------    ------------    ------------    ------------

Income before income taxes                                      570           1,268             726           2,727

Provision for income taxes                                       12              12              26              25
                                                       ------------    ------------    ------------    ------------

NET INCOME                                             $        558    $      1,256    $        700    $      2,702
                                                       ============    ============    ============    ============

Net income per common share - basic                    $       0.02    $       0.04    $       0.02    $       0.08
                                                       ------------    ------------    ------------    ------------

Net income per common and equivalent share - diluted   $       0.02    $       0.04    $       0.02    $       0.08
                                                       ------------    ------------    ------------    ------------

Basic shares outstanding                                     32,889          32,609          32,849          32,556

Equivalent shares                                               242             806             230             808
                                                       ------------    ------------    ------------    ------------

Diluted shares outstanding                                   33,131          33,415          33,079          33,364
                                                       ------------    ------------    ------------    ------------

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                ORTHOLOGIC CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                    Unaudited

                                                                Six months ending June 30,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
OPERATING ACTIVITIES

  Net income                                                   $        700    $      2,702
  Non-cash items:
    Depreciation                                                        339             347

  Change in operating assets and liabilities:
    Accounts receivable                                                 681           1,047
    Inventories                                                         123            (767)
    Prepaids and other current assets                                   144            (134)
    Deposits and other assets                                            19              (4)
    Accounts payable                                                    226             276
    Accrued liabilities                                                (252)           (719)
    Accrued liabilities on CPM divestiture and related gains           (172)           (549)
                                                               ------------    ------------
      Net cash provided by operating activities                       1,808           2,199
                                                               ------------    ------------

INVESTING ACTIVITIES

  Expenditures for equipment and furniture                             (170)           (198)
  Purchases of investments                                          (12,989)        (16,125)
  Maturities of investments                                          12,697           5,068
                                                               ------------    ------------
    Net cash used in investing activities                              (462)        (11,255)
                                                               ------------    ------------

FINANCING ACTIVITIES

  Net proceeds from stock option exercises                              295              48
                                                               ------------    ------------
    Net cash provided by financing activities                           295              48
                                                               ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             1,641          (9,008)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       11,286          19,503
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     12,927    $     10,495
                                                               ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITES:
  Cash paid during the period for interest                     $          7    $        600
  Cash paid during the period for income taxes                 $         27    $          3
  Common stock issued for legal settlement                     $      2,078    $          9

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

     USE OF ESTIMATES. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $3.0 million at June 30, 2003 and $3.1 million at December 31, 2002), which is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $575,000 and $860,000 on June 30, 2003 and December 31, 2002, respectively. The decrease in the unbilled receivables from December 31, 2002 to June 30, 2003 was primarily the result of changes to the Company's product placement procedures made in late 2002, resulting in improved billing process. Billings are subject to review by third party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. The Company maintained a reserve for inventory shrinkage and obsolescence of $754,000 and $687,000 on June 30, 2003 and December 31, 2002, respectively. In the opinion of management, adequate allowances have been provided for doubtful accounts, contractual adjustments and inventory reserves.

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

     D. INVESTMENT IN CHRYSALIS. The Company owns a minority ownership interest in Chrysalis BioTechnology, Inc., which is recorded at cost (see Note 4).

     E. INCOME TAXES. Under Financial Accounting Standards Board ("FASB") SFAS No. 109, ACCOUNTING FOR INCOME TAXES, income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Pursuant to SFAS No. 109, the Company has determined that the majority of the deferred tax asset at June 30, 2003 requires a valuation allowance.

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

     The Hyalgan royalties were recorded in accordance with the Co-Promotion Agreement and the Termination Agreement the Company had with Hyalgan's distributor. The agreements with Hyalgan's distributor concluded in December 2002. The Company will receive no subsequent Hyalgan related revenues (see Note
3).

     The Company maintains a warranty reserve for the expected cost to replace or repair products. Warranty costs are recorded in cost of goods sold.

     H. "TECHNOLOGY YOU CAN TRUST" A REIMBURSEMENT GUARANTEE PROGRAM. In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF THE INDEBTEDNESS OF OTHERS, which clarifies the requirements of SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. The Company introduced a "Technology You Can Trust" guarantee program for the OL1000 product beginning March 1, 2003. With this program, the payments made for the product will be refunded if there is no progression towards healing provided the treatment plan and other certain requirements are met. The reserve is based on the percentage of patients who meet specific documentation and treatment requirements with a further assessment of the historical percentages of the overall population experiencing an unsuccessful clinical outcome using the product. The requirements include specific adherence to product utilization compliance, the exclusion of specific medical conditions, required documentation by the patient and payor(s) of record and other certain requirements. At June 30, 2003, the reserve for this program was $79,400. Management feels that adequate reserves have been established for this program.

Guarantee reserve                       Increase       Adjustments     Guarantee reserve
December 31, 2002   Use of reserve   to the reserve   to the reserve     June 30, 2003
-----------------   --------------   --------------   --------------     -------------
        0                 --             $79,400            --              $79,400

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

     J. STOCK-BASED COMPENSATION. In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE ("SFAS No. 148") which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. The Company is currently evaluating the impact if it were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

     At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if stock-based employee compensation had been recognized during the six months ended June 30, 2003 and 2002, as determined under the fair value method using the Black-Scholes pricing model.

                                                     Three months ended             Six months ended
                                                          June 30,                      June 30,
                                                  -------------------------     -------------------------
                                                     2003           2002           2003           2002
                                                  ----------     ----------     ----------     ----------
Estimated weighted-average fair value
  of options granted during the year:             $     1.16     $     2.32     $     1.23     $     2.19
Net income attributable to common stockholders:
  As reported                                     $      558     $    1,256     $      700     $    2,702
  Stock based compensation expense                $     (137)    $     (171)    $     (266)    $     (360)
                                                  ----------     ----------     ----------     ----------
  Pro forma                                       $      421     $    1,085     $      434     $    2,342
Basic net income per share:
  As reported                                     $     0.02     $     0.04     $     0.02     $     0.08
  Pro forma                                       $     0.01     $     0.03     $     0.01     $     0.07
Diluted net income per share:
  As reported                                     $     0.02     $     0.04     $     0.02     $     0.08
  Pro forma                                       $     0.01     $     0.03     $     0.01     $     0.07
Black Scholes model assumptions:
  Risk free interest rate                                1.4%           3.1%           1.4%           3.1%
  Expected volatility                                     36%            47%            40%            48%
  Expected term                                    2.7 Years      2.7 Years      2.7 Years      2.7 Years
  Dividend yield                                           0%             0%             0%             0%

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

     L. NEW ACCOUNTING PRONOUNCEMENTS. In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL Statements, relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. Interpretation No. 46 applies to VIEs created or acquired after January 31, 2003. For VIEs existing at January 31, 2003, FIN 46 is effective for accounting periods beginning after June 15, 2003. The application of FIN 46 did not have a material effect on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT NO. 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 149"). SFAS No. 149 amended and refined certain characteristics of derivative instruments and hedges. The application of SFAS No. 149 did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued a SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The application of SFAS No. 150 did not have a material effect on the Company's financial statements.

2.   CPM DIVESTITURE AND RELATED GAINS

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

     The parties settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to OrthoLogic, and all outstanding claims between the two companies. Total cash payment of $345,000 was received during the second quarter of 2003, and is included in the "CPM divestiture and related charges" line item on the Consolidated Statement of Operations for the three and six month periods ended June 30, 2003. The remaining $855,000 balance plus interest is scheduled to be paid over the next 33 months and will be reflected when received. The litigation is described in greater detail in Note 5.

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

     A summary of the severance and other reserve balances at June 30, 2003 and 2002 are as follows (in thousands):

                                   Reserves        Amount Charged     Cash          Reserves
                               December 31, 2002   Against Assets     Paid        June 30, 2003
                               -----------------   --------------   ----------    -------------
Severance                         $      161         $       --     $     (161)    $       --
Other exit costs                          49                 --            (11)            38
                                  ----------         ----------     ----------     ----------
Total non-recurring charges       $      210         $       --     $     (172)    $       38

                                   Reserves        Amount Charged     Cash          Reserves
                               December 31, 2001   Against Assets     Paid        June 30, 2002
                               -----------------   --------------   ----------    -------------
Severance                         $      946         $       --     $     (538)    $      408
Other exit costs                          76                 --            (11)            65
                                  ----------         ----------     ----------     ----------
Total non-recurring charges       $    1,022         $       --     $     (549)    $      473

     Cash requirements for the severance and ex it costs were funded from the Company's current cash balances. Subsequent to the sale, the Company is no longer in the CPM business. Substantially all c osts, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter of 2001.

3.   CO-PROMOTION AGREEMENT FOR HYALGAN

     In June 1997, the Company signed an exclusive Co-Promotion Agreement with Sanofi Synthelabo, Inc. ("Sanofi") at a cost of $4.0 million, which provided the Company with the right to market the Hyalgan product to orthopedic surgeons in the United States. The Company capitalized the $4.0 million investment in the agreement.

     In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Co-Promotion Agreement. The Termination Agreement stipulated that the Company would receive royalties of $5 for each unit of the Hyalgan product distributed by Sanofi during the two-year period from January 1, 2001 through December 31, 2002. During 2001, the Company received approximately $3.0 million in royalties from Sanofi in accordance with the Termination Agreement. During 2002, the Company received an additional $2.2 million in royalties. During the six month period ended June 30, 2002, the Company received $1.4 million in royalty payments. The royalty payments ended December 2002. All of the royalties and co-promotion fees received from Sanofi have been included in the Company's respective Statements of Operations in the line item entitled "Royalties from co-promotion agreement."

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

     The Company completed a Phase I/II clinical trial utilizing Chrysalin for fresh fracture repair, and in July of 2002, announced that the FDA had authorized a Phase III trial for that indication. The trial will be performed at 25 to 30 clinical sites with approximately 500 patients. In addition, the Company is currently moving forward towards an IND application for a human clinical trial for Chrysalin for articular cartilage repair. There can be no assurance that any of these clinical trials will result in favorable data or that New Drug Application ("NDA") approvals by the FDA, if sought, will be obtained.

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

5.   LITIGATION

     UNITED STATES OF AMERICA EX REL. DAVID BARMAK V. SUTTER CORP., UNITED STATES ORTHOPEDIC CORP., ORTHOLOGIC CORP., ET AL., United States District Court, Southern District of New York, Civ Action No 95 Civ 7637. The complaint in this matter was filed in September 1997 under the Qui Tam provisions of the Federal False Claims Act and primarily relate to events occurring prior to the Company's acquisition of Sutter Corporation. The allegations relate to the submission of claims for reimbursement for continuous passive motion exercisers to various federal health care programs. In June 2001, the U.S. Department of Justice and the Company entered into a settlement agreement and the government's amended complaint was dismissed with prejudice. In October 2001, Plaintiff Barmak filed a second amended complaint, pursuing the claim independent of the U.S. Department of Justice, which was dismissed by the court in March 2002. In June 2002, Plaintiff Barmak filed his third amended complaint, which was dismissed with prejudice by the court on June 19, 2003.

     ORTHOREHAB, INC. AND ORTHOMOTION, INC. V. ORTHOLOGIC CORPORATION AND ORTHOLOGIC CANADA, LTD., Superior Court of the State of Delaware, County of New Castle, Case No. C.A. No. 01C-11-224 WCC. In November 2001, OrthoRehab, Inc., filed a complaint in connection with its acquisition of certain assets used in the Company's CPM business in July 2001 alleging, among other things, that some of the assets purchased were overvalued and that the Company had breached its contract. The Company settled the dispute in April 2003. Under the terms of the settlement agreement, OrthoRehab, Inc. agreed to pay $1.2 million to settle all outstanding claims between the two companies. Cash payments totaling $345,000 were received during second quarter and are included in the "CPM divestiture and related gains" line item on the Consolidated Statement of Operations in the period ended June 30, 2003. The remaining $855,000 balance plus interest is scheduled to be paid over the next 33 months and will be reflected when received.

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

6.   LINE OF CREDIT

     The Company has a $4.0 million accounts receivable revolving line of credit with a lending institution. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit was extended in 2002 and expires February 28, 2005. There are certain financial covenants and reporting requirements associated with the line of credit. Included in the financial covenants are (1) tangible net worth of not less than $30.0 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of June 30, 2003, the Company was in compliance with all the financial covenants.

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

     SPINALOGIC(R). SpinaLogic is a portable, noninvasive, electromagnetic bone growth stimulator, which enhances the healing process as an adjunct to spinal fusion surgery. The Company believes that SpinaLogic offers benefits similar to those of the OL1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The patient attaches the device to the lumbar injury location where it provides localized magnetic field treatment to the fusion site. Like the OL1000, the SpinaLogic device contains a micro-controller that tracks the patient's daily treatment compliance and can easily be checked by the surgeon upon follow-up visits. SpinaLogic is approved by the FDA as an adjunct treatment for primary lumbar spinal fusions of one or two levels. It is designed for single patient use and is programmed for 270 consecutive, 30-minute daily treatments.

     Sales of bone growth stimulation products were 100% and 95.2% of the Company's total revenues in the six-month periods ended June 30, 2003 and 2002, respectively.

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

     DISCONTINUED OR DIVESTED PRODUCTS

     In July 2001, the Company sold its continuous passive motion ("CPM") business. CPM devices provide controlled, continuous movement to joints and limbs and are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications.

     The Company also distributed HYALGAN(R) (sodium hyaluronate), a therapeutic injectable for relief of pain from osteoarthritis of the knee under the terms of an exclusive Co-Promotion Agreement with Hyalgan's United States distributor, Sanofi Synthelabo, Inc. The rights to distribute this product began in 1997 and were terminated in October 2000. The Company received royalties from Hyalgan's distributor through December 2002. Hyalgan revenues were 7.1% of the Company's total revenues in the six months ended June 30, 2002. There will be no subsequent royalties.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     USE OF ESTIMATES. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $3.0 million at June 30, 2003 and $3.1 million at December 31, 2002), which is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $575,000 and $860,000 on June 30, 2003 and December 31, 2002, respectively. The decrease in the unbilled receivables from December 31, 2002 to June 30, 2003 was primarily the result of changes to the Company's billing processes made in 2002. Billings are subject to review by third party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The allowance for doubtful accounts (approximately $3.0 million at June 30, 2003 and $3.1 million at December 31,
2002) is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. On a quarterly basis, the Company evaluates historical collection trends and tracks the percent of billings that are typically received by the first month after billing, the second month, etc. This quarterly analysis of collections allows the Company to develop trends and expectations for collection rates based on product, payor category and date of billing. If the Company identifies any change in the collection rate or anticipates that future trends will not correspond to previous collection experience, the reserve is adjusted to correspond with the expected change. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Accounts receivable are recorded at the expected or pre-authorized reimbursement rates. Billings are subject to review by third-party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. The Company maintained a reserve for inventory shrinkage and obsolescence of $754,000 and $687,000 on June 30, 2003 and December 31, 2002, respectively. In the opinion of management, adequate allowances have been provided for doubtful accounts, contractual adjustments and inventory reserves. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments, or the other considerations underlying the estimates were to change, additional allowances might be necessary.

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

     RESERVES. The Company maintains a warranty reserve for the expected cost to replace or repair products. Warranty costs are recorded in cost of goods sold.

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

     The Company has accumulated approximately $64.0 million in federal and state net operating loss carryforwards ("NOLs") and approximately $800,000 of general business and alternative minimum tax credit carryforwards. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $31.8 million at June 30, 2003. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $2.6 million at June 30, 2003, will be realized based primarily on our historical and projected future earnings. However the amount of the deferred tax assets actually realized could differ if we have little or no future earnings. In the event the Company determines it is unable to realize deferred tax assets in the future, an adjustment to the deferred tax asset and charge to income would be necessary in the period such a determination is made. Conversely, in the event the Company determines it is able to realize deferred tax assets in the future, an adjustment to the valuation allowance and an income tax benefit would be necessary in the period such as determination is made.

     INVESTMENT IN CHRYSALIS. The Company owns a minority ownership interest in Chrysalis BioTechnology, Inc., which is recorded at cost. Chrysalis is not publicly traded so it is difficult to determine the value of the investment. However, the Company does not believe the value of its investment has been impaired. Should sometime in the future the investment be determined to be permanently impaired, a charge to income would be recorded in the period such a determination is made.

     LEASE COST. The Company leases its headquarters facility in Tempe, Arizona under an operating lease arrangement. This lease has an expiration date of November 2007. As a result of the Company's sale of its CPM business during 2001 the Company occupies approximately 50% of all the available lease space. The Company had subleased the unused space to the purchaser of the CPM business. The sublease expired in 2002. While the Company believes the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. The Company recorded a charge of $400,000 in the quarter ended September 30, 2002 to establish a reserve for the period the available sublease space was anticipated to be vacant. The Company has a sublease agreement for approximately 17% of the building with a different subtenant through June 2005. In the opinion of management, the reserve balance of $160,000 at June 30, 2003 is adequate to allow for time necessary to acquire an additional tenant for the building.

RESULTS OF OPERATIONS COMPARING THREE-MONTH PERIOD ENDED JUNE 30, 2003 TO THE CORRESPONDING PERIOD IN 2002.

     REVENUES. The Company's total revenues increased 17.0% from $9.7 million in the second quarter of 2002 to $11.4 million in the second quarter of 2003. Revenues for the first quarter of 2002 included Hyalgan royalty payments from the termination of the Co-Promotion Agreement of $467,000. The Hyalgan royalty payments ended December 31, 2002. Sales recorded for the bone growth stimulation products, the OL1000 and SpinaLogic, increased by 23.0% in the second quarter of 2003 as compared to the same period in 2002. The Company believes the significant increase in bone growth stimulation sales signifies an expansion in the market and growth in market share for both the OL1000 and SpinaLogic products.

     GROSS PROFIT. Gross profit for the three month period ended June 30, increased from $8.3 million in 2002 to $9.7 million in 2003. Gross profit, as a percent of revenue, was 85.3% for the quarter ended June 30, 2003. Gross profit for the same period in 2002 was 85.1%. Gross profit as a percent of the bone growth stimulation sales increased over the period due to improved pricing on material costs.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses increased 9.3% from $6.7 million in the three month period ended June 30, 2002 to $7.3 million in the same period in 2003. SG&A expenses, as a percentage of total revenues, were 64.0% in the three month period ended June 30, 2003 and 68.5% in the same period in 2002. The decrease in SG&A expenses as a percentage of total revenues was a result of the stabilization in fixed administrative cost for the bone growth stimulation business. While revenues and variable expenses are increasing, fixed costs such as salaries and administrative expenses, have remained constant.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.3 million in the three month period ended June 30, 2003, compared to $749,000 for the same period in 2002. The research and development costs for the three month period ended June 30, 2003 included a $250,000 milestone payment made to Chrysalis BioTechnology, Inc. in anticipation of a potential IND filing with the FDA for a human clinical trial for cartilage repair. Research and development expenses in the quarter ended June 30, 2003 are for the overall Chrysalin development program, which include pre-clinical studies in cartilage and continuation of the Phase I/II human clinical trial under an IND for spinal fusion and the Phase III human clinical trial under an IND for fracture repair. The increase in research and development expenses is directly related to the Chrysalin clinical trials. The Company anticipates the research and development expenses to increase over the next several quarters as patient enrollment occurs for the clinical trials.

     OTHER INCOME. Other income consisting primarily of interest income, decreased from $181,000 in the three month period ended June 30, 2002 to $131,000 for the same period in 2003. The decrease is the result of declining interest rate returns on the investment portfolio.

     NET INCOME. The Company had a net income in the three month period ended June 30, 2003 of $558,000 compared to a net income of $1.3 million in the same period in 2002.

RESULTS OF OPERATIONS COMPARING SIX-MONTH PERIOD ENDED JUNE 30, 2003 TO THE CORRESPONDING PERIOD IN 2002.

     REVENUES. The Company's total revenues increased 13.0% from $19.3 million in the first six month period ended June 30, 2002 to $21.7 million in the first six month period ended June 30, 2003. Revenues for the first six months of 2002 included Hyalgan royalty payments from the termination of the Co-Promotion Agreement of $1.4 million. The Hyalgan royalty payments ended December 31, 2002. Sales recorded for the bone growth stimulation products, the OL1000 and SpinaLogic, increased by 21.1% in the first six months of 2003 as compared to the same period in 2002. The Company believes the significant increase in bone growth stimulation sales signifies an expansion in the market and growth in market share for both the OL1000 and SpinaLogic products.

     GROSS PROFIT. Gross profit for the six months ended June 30, increased from $16.6 million in 2002 to $18.6 million in 2003. Gross profit, as a percent of revenue, was 85.5% for the six months ending June 30, 2003. Gross profit for the same period in 2002 was 85.7%. Gross profit as a percent of the bone growth stimulation sales increased over the period due to improved pricing on material costs.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses increased 9.9% from $13.4 million in the six month period ended June 30, 2002 to $14.7 million in the same period in 2003. SG&A expenses, as a percentage of total revenues, were 67.5% in the six month period ended June 30, 2003 and 69.2% in the same period in 2002. The decrease in SG&A expenses as a percentage of total revenues was a result of the stabilization in fixed administrative costs for the bone growth stimulation business. While revenues and variable expenses are increasing, fixed costs such as salaries and other administrative expenses, have remained constant.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.8 million in the six month period ended June 30, 2003, compared to $1.7 million for the same period in 2002. The research and development costs for the six month period ended June 30, 2003 included a $250,000 milestone payment made to Chrysalis BioTechnology, Inc. in anticipation of a potential IND filing with the FDA for a human clinical trial for cartilage repair. Research and development expenses in the six month period ended June 30, 2003 are for the overall Chrysalin development program, which include pre-clinical studies in cartilage and continuation of the Phase I/II human clinical trial under an IND for spinal fusion and the Phase III human clinical trial under an IND for fracture repair. The increase in research and development expenses is directly related to the Chrysalin clinical trials. The Company anticipates the research and development expenses to increase over the next several quarters as patient enrollment occurs for the clinical trials.

     OTHER INCOME. Other income consisting primarily of interest income, decreased from $368,000 in the six month period ended June 30, 2002 to $263,000 for the same period in 2003. The decrease is the result of declining interest rate returns on the investment portfolio.

     NET INCOME. The Company had a net income in the six month period ended June 30, 2003 of $700,000 compared to a net income of $2.7 million in the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2003, the Company had cash and cash equivalents of $12.9 million compared to $11.3 million as of December 31, 2002. The Company also had $18.0 million of short-term investments as of June 30, 2003 compared to $18.7 million at December 31, 2002. The total of both cash and cash equivalents and short-term investments increased to $30.9 million at June 30, 2003 compared to $29.9 million as of December 31, 2002. The Company also had long-term investments of $6.6 million, as of June 30, 2003, mostly consisting of government-backed securities with maturities of fewer than 18 months, compared to long-term investments of $5.7 million as of December 31, 2002.

     The total of cash and cash equivalents, short-term investments, and long-term investments increased to $37.5 million at June 30, 2003 compared to $35.6 million at December 31, 2002. The most important factors in the increase in total cash and investments were a decrease in accounts receivable ($681,000), proceeds from stock options exercised ($295,000), a decrease in accrued liabilities ($252,000) and an increase in accounts payable ($226,000) during the six months ended June 30, 2003.

     In addition, the Company has a $4.0 million accounts receivable revolving line of credit with a bank. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2005. There are certain financial covenants and reporting requirements associated with the line of credit. Included in the financial covenants are (1) tangible net worth of not less than $30.0 million,
(2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of June 30, 2003, the Company was in compliance with all the financial covenants.

     Net cash provided by operations during the six-month period ended June 30, 2003 was $1.8 million compared to $2.2 million for the same period in 2002. The primary reason for this decline is due to the decrease in net income from $2.7 million in the six months ended June 30, 2002 compared to net income of $700,000 in the six months ended June 30, 2003. The decrease in net income was primarily caused by (1) the absence of Hyalgan revenue in the six month period ended June 30, 2003 with corresponding revenues of $1.4 million in the same period in 2002,
(2) an increase in research and development expenses from $1.7 million in the six months ended June 30, 2002 to expenses of $3.8 million in the same period in 2003, and (3) the recovery of $826,000 in collected receivables from the divested CPM business in the six month period ended June 30, 2002, compared to the settlement payments collected from the buyer of the CPM assets of $345,000 during the first six months of 2003. The decrease in liabilities is primarily due to the timing of payments of standard expenses and non-recurring payments in 2002 for severance and other residual exit costs related to the CPM divestiture.

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

     In March 2003, the Company announced that its Board of Directors authorized a repurchase of up to one million of the Company's outstanding shares over the subsequent 12 months. The repurchased shares will be held as treasury shares to reduce the dilution from the Company stock option plans. No shares were repurchased as of June 30, 2003 under this plan. The repurchase period will end March 6, 2004. Previously, the Company had repurchased 41,800 shares at a cost, net of fees, of $137,300 or an average price of $3.28 per share.

     The following table sets forth all known commitments as of June 30, 2003 and the year in which these commitments become due, or are expected to be settled (in thousands):

                                         ACCOUNTS PAYABLE
        YEAR       OPERATING LEASES   AND ACCRUED LIABILITIES     TOTAL
        ----       ----------------   -----------------------   ----------
     2003             $      539            $    4,673          $    5,212
     2004             $    1,078                    --          $    1,078
     2005             $    1,078                    --          $    1,078
     2006             $    1,078                    --          $    1,078
     Thereafter       $      989                    --          $      989
                      ----------            ----------          ----------

     Total            $    4,762            $    4,673          $    9,435

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no debt outstanding and no derivative instruments at June 30, 2003.

     The Company's Canadian operations were sold as part of the CPM asset sale, and consequently the Company has no exposure to foreign currency exchange rate risks at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

     There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

THE COMPANY'S RELIANCE ON A PRIMARY SUPPLIER COULD RESULT IN DISRUPTION OF OPERATIONS.

     The Company purchases some electronic components used in the OL1000 and SpinaLogic devices from a single source supplier. In addition, there are single source suppliers for other components used in devices. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Therefore, the Company maintains sufficient inventories of such components in an attempt to ensure availability of finished products in the event of supply shortage or in the event that a redesign is required. The Company maintains a supply of certain OL1000 and SpinaLogic components to meet sales forecasts for 3 to 12 months.

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

THE RESULTS OF OPERATIONS ARE AFFECTED BY A NUMBER OF CONDITIONS, WHICH ARE OUTSIDE THE COMPANY'S CONTROL.

     The Company was founded in 1987 and only began generating revenues from the sale of its primary product in 1994. The Company experienced significant operating losses since its inception and had an accumulated deficit of approximately $90.0 million at June 30, 2003. The Company has only reported sustained profits since the third quarter of 2001. There can be no assurance that the Company will maintain sufficient revenues to retain net profitability on an on-going annual basis. In addition, estimations of future profits based on our historical financial reports may be speculative given our limited profitability history. The Company may experience fluctuations in revenues and operating results based on such factors as demand for the Company's products; the timing, cost and acceptance of product introductions and enhancements made by the Company or others; levels of third party payment; alternative treatments that currently exist or may be introduced in the future; completion of acquisitions and divestitures; changes in practice patterns, competitive conditions, regulatory announcements and changes affecting the Company's products in the industry and general economic conditions. The development and commercialization by the Company of additional products will require substantial product development and regulatory, clinical and other expenditures.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          See "Note 5 - Litigation" of the Notes to the Unaudited Condensed Consolidated Financial Statements above, which is incorporated hereto.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the stockholders of the Company was held on May 29, 2003 to vote on: the election of Class III Directors (Proposal 1) and the ratification of Deloitte & Touche LLP as independent accountant for the fiscal year ending December 31, 2003 (Proposal 2). The results are as follows:

                                             Withheld                   Broker
                                  For        Authority    Abstained    Non-Votes
                               ----------    ---------    ---------    ---------
PROPOSAL 1

Stuart H. Altman, Ph.D.        30,003,952     941,346                      0
Elwood D. Howse, Jr.           30,004,517     940,781                      0

PROPOSAL 2                     29,968,131     949,850       27,317         0

          A more detailed discussion of each proposal is included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

          The Company's directors continuing in office are Stuart H. Altman, Ph.D., Frederick J. Feldman, Ph.D., Elwood D. Howse, Jr., Augustus A. White III, M.D., Ph.D., John M. Holliman III and Thomas R. Trotter.

Item 6.   Exhibits and Reports

     (a)  Exhibit Index

          See Exhibit List following this report

     (b)  Reports on Form 8-K

          Form 8-K filed April 29, 2003 providing the first quarter earnings press release. Form 8-K filed July 24, 2003 providing the second quarter earnings press release.

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

ORTHOLOGIC CORP.
(Registrant)


Signature                   Title                                               Date
---------                   -----                                               ----
/s/ Thomas R. Trotter       President and Chief Executive Officer               July 25, 2003
------------------------    (Principal Executive Officer)
Thomas R. Trotter


/s/ Sherry A. Sturman       Senior Vice-President and Chief Financial Officer   July 25, 2003
------------------------    (Principal Financial and Accounting Officer)
Sherry A. Sturman

                                ORTHOLOGIC CORP.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                                      Incorporated by    Filed
Exhibit No                Description                  Reference to:    Herewith
----------                -----------                  -------------    --------

31.1          Certification of CEO pursuant to                             X
              Securities Exchange Act Rules 13a
              - 14 and 15D - 14 as adopted pursuant
              to Section 302 of the Sarbanes-Oxley
              Act of 2002

31.2          Certification of CFO pursuant to                             X
              Securities Exchange Act Rules 13a -
              14 and 15D - 14 as adopted pursuant
              to Section 302 of the Sarbanes-Oxley
              Act of 2002

32            Certification pursuant to 18 U.S.C.                          X
              Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act
              of 2002.
              -- Thomas R. Trotter
              -- Sherry A. Sturman