Form 10-Q
period 2003-09-30
ORTHOLOGIC CORP
filed 2003-11-14
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to ____________________

Commission File Number: 0-21214

ORTHOLOGIC CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-0585310

(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Tempe, Arizona	85281

(Address of principal executive offices)	(Zip Code)

(602) 286-5520

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act):  ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

33,306,293 shares of common stock outstanding as of October 31, 2003

PART I — Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Condensed Consolidated Statement of Operations
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports
SIGNATURES
Exhibit Index
EX-3.1
EX-3.2
Ex-10.1
Ex-10.2
Ex-31.1
Ex-31.2
EX-32

ORTHOLOGIC CORP.
INDEX

		Page No.
Part I	Financial Information
	Item 1. Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the Three months and Nine months ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2003 and 2002	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
	Item 4. Controls and Procedures	26
Part II	Other Information
	Item 2. Changes in Securities and Use of Proceeds	35
	Item 6. Exhibits and Reports	37

PART I – Financial Information
Item 1. Financial Statements

ORTHOLOGIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$12,287	$11,286
Short-term investments	22,174	18,660
Accounts receivable less allowance for doubtful accounts of $2,951 and $3,111	9,479	9,641
Inventory	2,284	2,568
Prepaids and other current assets	595	598
Deferred income taxes – current	1,667	1,667

Total current assets	48,486	44,420

Furniture and equipment	7,568	8,572
Accumulated depreciation	(6,323)	(7,074)

Furniture and equipment, net	1,245	1,498
Long-term investments	5,024	5,659
Deferred income taxes – non-current	964	964
Investment in Chrysalis BioTechnology	750	750
Deposits and other assets	210	129

TOTAL ASSETS	$56,679	$53,420

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$988	$477
Accrued liabilities	5,277	4,148
Accrued CPM divestiture costs	—	210

Total current liabilities	6,265	4,835
Deferred rent	298	352

TOTAL LIABILITIES	6,563	5,187

STOCKHOLDERS’ EQUITY
Common stock, $.0005 par value:
50,000,000 shares authorized; 33,072,025 and 32,088,821 shares issued; 33,030,225 and 32,047,021 shares outstanding	16	16
Additional paid-in capital	139,700	136,945
Common stock to be used for legal settlement	—	2,078
Accumulated deficit	(89,463)	(90,669)
Treasury stock at cost, 41,800 shares	(137)	(137)

TOTAL STOCKHOLDERS’ EQUITY	50,116	48,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,679	$53,420

See Notes to Unaudited Condensed Consolidated Financial Statements.

OrthoLogic Corp.
Condensed Consolidated Statement of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002
Revenues
Net sales	$12,523	$10,279	$34,263	$28,221
Royalties from co-promotion agreement	—	501	—	1,872

Total net revenues	12,523	10,780	34,263	30,093

Cost of Revenues
Cost of goods sold	1,926	1,865	5,088	4,621

Total cost of revenues	1,926	1,865	5,088	4,621

Gross Profit	10,597	8,915	29,175	25,472

Operating expenses
Selling, general and administrative	7,821	7,179	22,503	20,534
Research and development	2,522	722	6,299	2,391
CPM divestiture and related gains	(132)	(221)	(477)	(1,047)

Total operating expenses	10,211	7,680	28,325	21,878

Operating income	386	1,235	850	3,594
Other income	125	169	387	537

Income before income taxes	511	1,404	1,237	4,131
Provision for income taxes	5	12	31	37

NET INCOME	$506	$1,392	$1,206	$4,094

Net income per common share – basic	$0.02	$0.04	$0.04	$0.13

Net income per common and equivalent share – diluted	$0.02	$0.04	$0.04	$0.13

Basic shares outstanding	32,975	32,719	32,892	32,615
Equivalent shares	684	530	385	96

Diluted shares outstanding	33,659	33,249	33,277	32,711

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORTHOLOGIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	Nine months ended September 30,

	2003	2002

OPERATING ACTIVITIES
Net income	$1,206	$4,094
Non-cash items:
Depreciation	487	526
Change in operating assets and liabilities:
Accounts receivable	162	988
Inventories	284	(1,334)
Prepaids and other current assets	3	(138)
Deposits and other assets	(81)	(19)
Accounts payable	511	516
Accrued liabilities and deferred rent	1,075	(453)
Accrued liabilities on CPM divestiture and related gains	(210)	(754)

Net cash provided by operating activities	3,437	3,426

INVESTING ACTIVITIES
Expenditures for equipment and furniture	(234)	(239)
Purchases of investments	(19,945)	(27,860)
Maturities of investments	17,066	15,250

Net cash used in investing activities	(3,113)	(12,849)

FINANCING ACTIVITIES
Net proceeds from stock option exercises	677	54

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,001	(9,369)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,286	19,503

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,287	$10,134

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$9	$8
Cash paid during the period for income taxes	$21	$42
Common stock issued for legal settlement	$2,078
Conversion of Series B preferred stock to common stock		$600

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORTHOLOGIC CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Business. OrthoLogic Corp. (“OrthoLogic” or the “Company”) develops, manufactures and markets proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal tissue, with particular emphasis on fracture healing and spinal repair. OrthoLogic’s products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. The Company’s products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

     On October 9, 2003, the Company announced that it had entered into an Asset Purchase Agreement to sell our bone growth stimulation device business (the “Bone Device Business”) assets (including the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo) to dj Orthopedics.

     Pursuant to the Asset Purchase Agreement, OrthoLogic will sell substantially all of the assets of our Bone Device Business, including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists, intellectual property, certain agreements and contracts to dj Orthopedics. dj Orthopedics will assume substantially all of the Bone Device Business trade payables and other current liabilities less payables in an amount approximately equal to the amount of retained Medicare receivables (Note 2).

     In 1999, we exercised our option to license the United States development, marketing, and distribution rights for the fracture indications for Chrysalin, a new tissue repair synthetic peptide. In 2000, we exercised our option to license Chrysalin for all orthopedic applications worldwide. Since that time, our research and development efforts have focused primarily on our Chrysalin product development program. We currently have three potential Chrysalin products either in human clinical trials or in late-stage pre-clinical development.

Financial Statement Presentation

     In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements included in the 2002 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

     Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $3.0 million at September 30, 2003 and $3.1 million at December 31, 2002), which is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. The Company derives a significant amount of its revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $611,000 and $860,000 on September 30, 2003 and December 31, 2002, respectively. The decrease in the unbilled receivables from December 31, 2002 to September 30, 2003 was primarily the result of changes to the Company’s product placement procedures made in late 2002, resulting in improved billing processes. Billings are subject to review by third party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. The Company maintained a reserve for inventory shrinkage and obsolescence of $814,000 and $687,000 on September 30, 2003 and December 31, 2002, respectively. In the opinion of management, adequate allowances have been provided for doubtful accounts, contractual adjustments and inventory reserves.

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

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that the Company evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 did not have a significant impact on the Company’s operating results or financial position.

     D.     Investment in Chrysalis. The Company owns a minority ownership interest in Chrysalis BioTechnology, Inc., which is recorded at cost (see Note 5).

     E.     Income taxes. Under Financial Accounting Standards Board (“FASB”) SFAS No. 109, Accounting for Income Taxes, income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Pursuant to SFAS No. 109, the Company has determined that the majority of the deferred tax asset at September 30, 2003 requires a valuation allowance.

     F.     Restructuring and other related charges. The Company recorded restructuring charges during the second quarter of 2001 using the authoritative guidance in Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted SFAS No. 146 effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date the Company committed to the exit plan. The adoption of SFAS No. 146 did not have a significant impact on the Company’s operating results or financial position.

     G.     Revenue. Revenue is recognized for sales of the OL1000 and SpinaLogic products at the time the product is delivered to and accepted by the patient, as verified by the patient signing a “Patient Agreement Form” accepting financial responsibility. If the sale of either product is to a commercial buyer, a purchase order is required, and the revenue is recognized at the time of shipment to the commercial buyer. The Company’s shipping terms are FOB shipping point.

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

     The Hyalgan royalties were recorded in accordance with a Co-Promotion Agreement and a Termination Agreement the Company had with Hyalgan’s distributor. The agreements with Hyalgan’s distributor concluded in December 2002. The Company will receive no subsequent Hyalgan related revenues (see Note 4).

     H.     Warranties. The Company maintains a warranty reserve for the expected cost to replace or repair products and the “Technology You Can Trust” program for the OL1000 device beginning March 1, 2003. Warranty costs are recorded in cost of goods sold. The business does not offer price protection or rebates to any of its customers. Warranty reserves totaled approximately $30,000 and $97,000 at December 31, 2002 and September 30, 2003, respectively.

Reserve				Reserve
December 31,		Increase	Adjustments	September 30,
2002	Use of reserve	to the reserve	to the reserve	2003

$30,000	—	$99,400	$(32,100)	$97,300

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

     J.     Stock-based compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. The Company is currently evaluating the impact if it were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

     The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table (in thousands) presents pro forma disclosures required by SFAS No. 148 of net income and basic and diluted earnings per share as if stock-based employee compensation had been recognized during the three and nine months ended September 30, 2003 and 2002, as determined under the fair value method using the Black-Scholes pricing model.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002
Estimated weighted-average fair value of options granted during the period:	None	None	$1.74	$2.58
Net income attributable to common stockholders:
As reported	$506	$1,392	$1,206	$4,094
Stock based compensation expense	$(115)	$(171)	$(355)	$(526)

Pro forma	$391	$1,221	$851	$3,568
Basic net income per share:
As reported	$0.02	$0.04	$0.04	$0.13
Pro forma	$0.01	$0.04	$0.03	$0.11
Diluted net income per share:
As reported	$0.02	$0.04	$0.04	$0.13
Pro forma	$0.01	$0.04	$0.03	$0.11
Black Scholes model assumptions:
Risk free interest rate	1.6%	1.8%	1.6%	1.8%
Expected volatility	44%	38%	41%	53%
Expected term	2.7 Years	2.7 Years	2.7 Years	2.7 Years
Dividend yield	0%	0%	0%	0%

     The proposed sale qualifies as an accelerating event for the Company’s two stock-based compensation plans. See Note 2 for further discussion.

     J.     Income per common share. Income per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive.

     K.     New Accounting Pronouncements. In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. The application of FIN 45 did not have a material effect on the Company’s financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. Interpretation No. 46 applies to VIEs created or acquired after January 31, 2003. For VIEs existing at January 31, 2003, FIN 46, as amended by financial Statement Position No. 46-6, is effective for public companies for annual or interim periods beginning after December 15, 2003. The application of FIN 46 did not have a material effect on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amended and refined certain characteristics of derivative instruments and hedges. The application of SFAS No. 149 did not have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued a SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The application of SFAS No. 150 did not have a material effect on the Company’s financial statements.

2. ASSET SALE TO dj ORTHOPEDICS

     On October 9, 2003, the Company announced that it had entered into an Asset Purchase Agreement to sell the Bone Device Business assets (including the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo) to dj Orthopedics. Pursuant to the Asset Purchase Agreement, OrthoLogic will sell substantially all of the assets of the Bone Device Business, including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists, intellectual property, certain agreements and contracts to dj Orthopedics. dj Orthopedics will pay the Company $93.0 million in cash at closing and assume substantially all of the Bone Device Business trade payables and other current liabilities less payables in an amount approximately equal to the amount of retained Medicare receivables. Upon the closing of the asset sale the Company will assign and dj Orthopedics will assume and agree to perform those obligations outstanding on or arising after the closing date relating to the operation of the Bone Device Business (including various liabilities related to the Company’s employees).

     The $93.0 million purchase price is subject to certain adjustments. In particular, the purchase price may be adjusted downward on a dollar-for dollar basis if the closing date net working capital (as defined in the Asset Purchase Agreement) is less than $8.0 million. As of September 30, 2003, the net working capital, as so defined, was approximately $8.7 million. In addition, the purchase price may be adjusted downward by the amount by which Medicare accounts receivable excluded from the purchased assets exceeds the amount of trade payables retained. The net amount of the Medicare receivables was $1.1 million at September 30, 2003.

     Of the $93.0 million the Company will receive in the sale, $7.5 million will be placed in an escrow account. The funds will be divided into two accounts: $7.0 million from which dj Orthopedics’ eligible indemnity and breach of contract claims, if any, may be paid and $0.5 million from which a portion of the agreed upon incentive stay bonuses will be paid by dj Orthopedics to former OrthoLogic executives on the first anniversary of the closing. The remaining funds in the $7.0 million escrow account, in excess of the amount of any pending claims, will be released to the Company on the second anniversary of the closing.

     The proposed transaction is considered an accelerating event for the Company’s stock-based compensation plans. Terminated employees’ unvested options will vest immediately upon the sale. The Company’s directors and employees who are retained will have 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever is earlier.

     The proposed sale did not meet the requirements of SFAS No. 144 at September 30, 2003 since shareholder approval is required. The shareholder vote on the sale is expected to be finalized on or about November 26, 2003. If finalized, the sale of the Bone Device Business will be accounted for as discontinued operations.

     If the sale of the Bone Device Business had occurred on September 30, 2003, net assets of approximately $9.4 million would be transferred to dj Orthopedics and a gain of approximately $71.1 million would have been recorded.

3. CPM DIVESTITURE AND RELATED GAINS

     CPM Divestiture and Change in Estimated Collectability of CPM receivables. In July 2001, the Company announced the sale of its CPM business to OrthoRehab, Inc. The Company received $12.0 million in cash, with the purchaser assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that had been recorded in the Company’s financial statements at a carrying value of approximately $20.7 million. The Company recorded a $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Under the CPM Asset Purchase Agreement, the Company was eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by the purchaser of the CPM business.

     The parties settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to OrthoLogic, and all outstanding claims between the two companies. Total cash payments of $477,000 were received during the second and third quarter of 2003, and are included in the “CPM divestiture and related charges” line item on the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2003. The remaining $723,000 balance plus interest is scheduled to be paid over the next 30 months. Management has determined that it is appropriate to reflect income on the settlement as cash is received. The litigation is described in greater detail in Note 6.

     At December 31, 2001, the Company had collected $10.2 million of the remaining $10.8 million of the retained CPM receivables. During 2002, collection of these receivables was better than anticipated. Based on the improved collection trends, the Company revised its estimates and increased the estimated total collection of the retained CPM accounts receivable by $600,000 in the quarter ended March 31, 2002, which is included in the “CPM Divestiture and Related Charges” line item in the consolidated statement of operations.

     In connection with the sale of the CPM business, the Company notified approximately 331 of the Company’s 505 employees that their positions were being eliminated. The consolidated statement of operations for the year ended December 31, 2001 included a charge of approximately $3.3 million in the “CPM Divestiture and Related Charges” total for severance and related benefits. The Company also recorded additional exit charges of approximately $1.4 million for CPM commissions, write offs of prepaid rents, space build out costs relating to the purchaser’s sublease with the Company and other similar charges, and other CPM related prepaid expenses for which no future benefits were expected to be received by the Company. These additional exit costs were also included in the “CPM Divestiture and Related Charges” total in the 2001 statement of operations.

     A summary of the severance and other reserve balances at September 30, 2003 and December 31, 2002 are as follows (in thousands):

	Reserves	Cash	Reserves
	December 31, 2002	Paid	September 30, 2003

Severance	$161	$(161)	$—
Other exit costs	49	(49)	—

Total non-recurring charges	$210	$(210)	$—

	Reserves	Cash	Reserves
	December 31, 2001	Paid	December 31, 2002

Severance	$946	$(785)	$161
Other exit costs	76	(27)	49

Total non-recurring charges	$1,022	$(812)	$210

     Cash requirements for the severance and exit costs were funded from the Company’s current cash balances. Subsequent to the sale, the Company is no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter of 2001.

4. CO-PROMOTION AGREEMENT FOR HYALGAN

     In June 1997, the Company signed an exclusive Co-Promotion Agreement with Sanofi Synthelabo, Inc. (“Sanofi”) at a cost of $4.0 million, which provided the Company with the right to market the Hyalgan product to orthopedic surgeons in the United States. The Company capitalized the $4.0 million investment in the agreement.

     In the fourth quarter of 2000, the Company and Sanofi mutually agreed to terminate this Co-Promotion Agreement. The Termination Agreement stipulated that the Company would receive royalties of $5 for each unit of the Hyalgan product distributed by Sanofi during the two-year period from January 1, 2001 through December 31, 2002. During the nine month period ended September 30, 2002, the Company received $1.9 million in royalty payments. The royalty payments ended December 2002. All of the royalties and co-promotion fees received from Sanofi are included in the line item entitled “Royalties from co-promotion agreement” in the statement of operations.

5. LICENSING AGREEMENT FOR CHRYSALIN

     In January 1998, the Company acquired a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. (“Chrysalis”), for $750,000. As part of the transaction, the Company was awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid synthetic peptide that had shown promise in accelerating the healing process. The Company’s agreement with Chrysalis contains provisions for the Company to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and milestone payments to Chrysalis by the Company.

     In January 1999, the Company exercised its option to license the United States development, marketing and distribution rights for Chrysalin for fracture indications. As part of the license agreement, and in conjunction with the Food and Drug Administration (“FDA”) authorization of an Investigational New Drug (“IND”) application to begin human clinical trials for fracture repair, OrthoLogic made a $500,000 milestone payment to Chrysalis in the fourth quarter of 1999. In January 2000, the Company began enrolling patients in the combined Phase 1/2 clinical trial for Chrysalin. In July 2000, the Company made a $2.0 million payment to Chrysalis and announced it was expanding its license agreement to include all Chrysalin orthopedic indications worldwide.

     In July 2001, the Company paid $1.0 million to Chrysalis to extend its worldwide license for Chrysalin to include the rights for orthopedic “soft tissue” indications including cartilage, tendon and ligament repair. The license agreement calls for the Company to pay certain additional milestone payments and royalty fees, based upon products developed and achievement of commercial services.

     In March 2002, the Company received authorization from the FDA to commence a Phase 1/2 clinical trial under an IND application for a spinal fusion indication and made a $500,000 milestone payment to Chrysalis for receiving this FDA authorization to begin the trial. The Company began enrolling patients during the fourth quarter of 2002. The clinical trial will include approximately 330 patients and will be performed at 15 to 20 centers in the United States. The purpose of the study is to evaluate the safety and preliminary efficacy of Chrysalin in combination with allograft. The patient enrollment process is expected to take approximately 18 to 24 months with a nine-month follow-up period.

     The Company completed a Phase 1/2 clinical trial utilizing Chrysalin for fresh fracture repair, and in July of 2002, announced that the FDA had authorized a Phase 3 trial for that indication. The trial will be performed at 25 to 30 clinical sites with approximately 500 patients. In addition, the Company is currently moving forward towards a potential IND application for a human clinical trial for Chrysalin for articular cartilage defect repair. There can be no assurance that any of these clinical trials will result in favorable data or that New Drug Application (“NDA”) approvals by the FDA, if sought, will be obtained.

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

     OrthoLogic does not own the patents to Chrysalin. Chrysalin was developed by and patented by Chrysalis. Except for the $750,000 minority equity investment in Chrysalis, all payments made to Chrysalis have been expensed as research and development. The license agreement with Chrysalis calls for the Company to pay certain other additional milestone payments and royalty fees, based upon the product’s development and achievement of commercial introduction.

6. LITIGATION

     United States of America ex rel. David Barmak v. Sutter Corp., United States Orthopedic Corp., OrthoLogic Corp., et al., United States District Court, Southern District of New York, Civ Action No 95 Civ 7637. The complaint in this matter was filed in September 1997 under the Qui Tam provisions of the Federal False Claims Act and primarily relate to events occurring prior to the Company’s acquisition of Sutter Corporation. The allegations relate to the submission of claims for reimbursement for continuous passive motion exercisers to various federal health care programs. In June 2001, the U.S. Department of Justice and the Company entered into a settlement agreement and the government’s amended complaint was dismissed with prejudice. In October 2001, Plaintiff Barmak filed a second amended complaint, pursuing the claim independent of the U.S. Department of Justice, which was dismissed by the court in March 2002. In June 2002, Plaintiff Barmak filed his third amended complaint, which was dismissed with prejudice by the court on June 19, 2003.

     OrthoRehab, Inc. and OrthoMotion, Inc. v. OrthoLogic Corporation and OrthoLogic Canada, Ltd., Superior Court of the State of Delaware, County of New Castle, Case No. C.A. No. 01C-11-224 WCC. In November 2001, OrthoRehab, Inc., filed a complaint in connection with its acquisition of certain assets used in the Company’s CPM business in July 2001 alleging, among other things, that some of the assets purchased were overvalued and that the Company had breached its contract. The Company settled the dispute in April 2003. Under the terms of the settlement agreement, OrthoRehab, Inc. agreed to pay $1.2 million to settle all outstanding claims between the two companies. Cash payments totaling $477,000 were received during the second and third quarter and are included in the “CPM divestiture and related gains” line item on the Consolidated Statement of Operations in the period ended September 30, 2003. The remaining $723,000 balance plus interest is scheduled to be paid over the next 30 months.

Management has determined that it is appropriate to reflect income on the settlement as cash is received.

     In addition to the matters disclosed above, the Company is involved in various other legal proceedings that arise in the ordinary course of business. In management’s opinion, the ultimate resolution of these other legal proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

7. LINE OF CREDIT

     The Company has a $4.0 million accounts receivable revolving line of credit with a lending institution. The Company may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit was extended in 2002 and expires February 28, 2005. There are certain financial covenants and reporting requirements associated with the line of credit. Included in the financial covenants are (1) tangible net worth of not less than $30.0 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. The Company has not utilized this line of credit. As of September 30, 2003, the Company was in compliance with all the financial covenants. The Proposed Sale of the Bone Device Business assets would require a change in the basis for the current line of credit agreement.

8. SEGMENT INFORMATION

     The Company operates as one segment. The various types of revenues and cost of goods sold are separately identified by product line in the Statement of Operations. Operating expenses were not directly allocated between the Company’s various lines of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     When used in this report, the terms “OrthoLogic,” “we,” “our,” or “us” refer to OrthoLogic Corp. or OrthoLogic Corp. and its subsidiaries, as appropriate in the context.

     The following is management’s discussion of significant factors that affected OrthoLogic’s interim financial condition and results of operations. This should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ending December 31, 2002 and the “Special Note Regarding Forward Looking Statements” below following Item 4.

     On October 9, 2003, we announced that we had signed a definitive agreement to sell substantially all the assets of our Bone Device Business to dj Orthopedics, LLC for $93.0 million and the assumption of some liabilities. Completion of the transaction is subject to a number of conditions, including approval by our stockholders, normal governmental approvals, and customary closing conditions. We have scheduled a stockholders’ meeting on November 26, 2003 to approve the sale. If the sale is consummated, our balance sheet will reflect the sale of the Bone Device Business assets and associated liabilities. In addition, our liquidity will increase with the infusion of the cash purchase price in the short term, but will decrease in the long run because we will be selling our revenue generating operations. Our October 27, 2003 proxy statement describes in greater detail the terms of the sale and the effect the sale will have on our financial statements and condition on a pro forma basis. Copies of the proxy statement we delivered to shareholders can be viewed on the Securities and Exchange Commission website via EDGAR at www.sec.gov.

Overview of Our Products and Other Product Development

     OrthoLogic develops, manufactures and markets proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal bone and tissue, with particular emphasis on fracture healing and spinal repair. Our products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissue. Our products focus on improving the clinical outcomes and cost-effectiveness of orthopedic procedures that are characterized by compromised healing, high-cost, potential for complication and long recuperation time.

     In 1999, we exercised our option to license the United States development, marketing, and distribution rights for the fracture indications for Chrysalin, a new tissue repair synthetic peptide. In 2000, we exercised our option to license Chrysalin for all orthopedic applications worldwide. Since that time, our research and development efforts have focused primarily on our Chrysalin product development program. We currently have three potential Chrysalin products either in human clinical trials or in late-stage pre-clinical development.

     Products

     Our Bone Device Business product line, which comprises all of our current products, includes bone growth stimulation and fracture fixation devices.

     Bone Growth Stimulation Products. The OL1000™ is a U.S. Food and Drug Administration (“FDA”) approved portable, noninvasive, physician-prescribed, electromagnetic bone growth stimulator designed for patients with nonunion fractures. The OL1000 comprises two magnetic field treatment transducers (coils) and a microprocessor-controlled signal generator that delivers a highly specific, low energy signal to the injured area. The device is attached to the patient’s arm, leg or other area where there is a nonunion fracture. The OL1000 then evenly distributes a magnetic field over the patient’s injured area.

     The patient wears the device for 30 minutes each day. We believe the reduced treatment time leads to increased patient compliance with treatment protocol. In addition, the micro-controller tracks the patient’s daily treatment compliance.

     The OL1000 is used for the noninvasive treatment of an established nonunion fracture acquired secondary to trauma, excluding vertebrae and all flat bones. A nonunion fracture is considered to be established when the fracture site shows no visibly progressive signs of healing.

     The OL1000 SC™ is an FDA approved single coil device for the same indication, which utilizes the same combined magnetic field as the OL1000, is available in three sizes and is designed to be more comfortable for patients with certain types of fractures.

     SpinaLogic® is a portable, noninvasive, electromagnetic bone growth stimulator, which enhances the healing process as an adjunct to spinal fusion surgery. SpinaLogic offers benefits similar to those of the OL1000 in that it is relatively easy to use, requires a small power supply and requires only 30 minutes of treatment per day. The patient attaches the device to the lumbar injury location where it provides localized magnetic field treatment to the fusion site. Like the OL1000, the SpinaLogic device contains a micro-controller that tracks the patient’s daily treatment compliance and can easily be checked by the surgeon upon follow-up visits. SpinaLogic is approved by the FDA as an adjunct treatment for primary lumbar spinal fusions for one or two levels. It is designed for single patient use and is programmed for 270 consecutive, 30-minute daily treatments.

     Our OL1000 product line is sold primarily through our direct sales force supplemented by regional distributors. Our SpinaLogic product line is sold exclusively through a worldwide spine product distributor.

     Fracture Fixation Devices. We began to manufacture and distribute the OrthoFrame®/Mayo® line of external fixation products in 1993. The OrthoFrame/Mayo product is an external fixation device used in conjunction with surgical procedures. It is low profile, lightweight, and primarily sold to hospitals. We temporarily ceased manufacturing this product in 2000 to improve the product packaging, and began its relaunch in the fourth quarter of 2002.

     Products In Research

     In addition to our Bone Device Business products, we are developing a Chrysalin-based product platform. In January 1998, we made a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. (“Chrysalis”), and acquired, as part of that investment, an option to license a unique synthetic peptide called TP508, or Chrysalin. Chrysalin is a 23-amino acid synthetic peptide representing a fragment of the human thrombin molecule. Thrombin has been shown to be involved in the healing process for both soft tissue and bone. By mimicking specific attributes of the thrombin molecule, Chrysalin stimulates the body’s natural healing processes, resulting in accelerated tissue repair.

     During 2001 we completed a Phase 1/2 human clinical trial utilizing Chrysalin for fracture repair to test the safety and preliminary efficacy of Chrysalin. In July 2002, we received authorization to begin a Phase 3 human clinical trial under an Investigational New Drug application from the U.S. Food and Drug Administration (“FDA”). The trial will be performed at 25 to 30 clinical sites and will include approximately 500 patients.

     In March 2002, we received authorization from the FDA to commence a Phase 1/2 clinical trial for a spinal fusion indication for Chrysalin. We began enrolling patients during the fourth quarter of 2002. The clinical trial will include approximately 330 patients and will be performed at 15 to 20 centers in the United States. The purpose of the study is to evaluate the safety and preliminary efficacy of Chrysalin in combination with allograft bone (donor bone graft). The patient enrollment process is expected to take approximately 18 to 24 months with a nine-month follow-up period. We also hope to begin a human clinical trial for Chrysalin for articular cartilage defect repair in 2004.

     We have not yet applied for FDA approval to market Chrysalin and there is no assurance that we will do so or that we would receive such approval if sought.

     OrthoLogic does not own the patents to Chrysalin. Chrysalin was developed by and patented by Chrysalis BioTechnology, Inc., a company in which we hold a minority equity interest. We obtained the worldwide rights to use Chrysalin for all orthopedic indications through a series of licensing agreements with Chrysalis BioTechnology, Inc.

     Discontinued or divested products

     In July 2001, we sold our continuous passive motion (“CPM”) business. CPM devices provide controlled, continuous movement to joints and limbs and are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications.

     In October 2000, we discontinued distributing Hyalgan® (sodium hyaluronate), a therapeutic injectable for relief of pain from osteoarthritis of the knee. We received royalties from Hyalgan’s distributor through December 2002. Hyalgan revenues were 6.2% of the Company’s total revenues in the nine months ended September 30, 2002. There will be no subsequent royalties.

Critical Accounting Policies and Estimates

     Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $3.0 million at September 30, 2003 and $3.1 million at December 31, 2002), which is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. We derive a significant amount of our revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues are recorded at the expected or pre-authorized reimbursement rates when earned and include unbilled receivables of $611,000 and $860,000 on September 30, 2003 and December 31, 2002,

respectively. The decrease in the unbilled receivables from December 31, 2002 to September 30, 2003 was primarily the result of changes to our billing processes made in 2002. Billings are subject to review by third party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments.

     Allowance for Doubtful Accounts. The allowance for doubtful accounts (approximately $3.0 million at September 30, 2003 and $3.1 million at December 31, 2002) is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. On a quarterly basis, we evaluate historical collection trends and tracks the percent of billings that are typically received by the first month after billing, the second month, etc. This quarterly analysis of collections allows us to develop trends and expectations for collection rates based on product, payor category and date of billing. If we identify any change in the collection rate or anticipate that future trends will not correspond to previous collection experience, the reserve is adjusted to correspond with the expected change. We derive a significant amount of our revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Accounts receivable are recorded at the expected or pre-authorized reimbursement rates. Billings are subject to review by third-party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts, contractual adjustments and inventory reserves. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments, or the other considerations underlying the estimates were to change, additional allowances might be necessary.

     Revenue recognition. Revenue is recognized for sales of the OL1000 and SpinaLogic products at the time the product is delivered to and accepted by the patient, as verified by the patient signing a “Patient Agreement Form” accepting financial responsibility. If the sale of either product is to a commercial buyer, a purchase order is required, and the revenue is recognized at the time of shipment to the commercial buyer. Our shipping terms are FOB shipping point. The amount of revenue recorded at the time of sale, net of sales discounts and contractual adjustments, is based on contractual terms. If we do not have a contract with the third-party payor then the amount of revenue recorded is the pricing expected to be approved by the third-party payor based on historical experience with that payor. We record differences, if any, between the net revenue amount recognized at the time of the sale and the ultimate pricing by the primary third-party payor as an adjustment to sales in the period we receive payments from the third-party payor or earlier if we become aware of circumstances that warrant a change in estimate. In the opinion of management, adequate allowances have been provided for sales discounts and contractual adjustments.

     We recognized royalties from the Co-Promotion Agreement of Hyalgan, based on a flat royalty fee of $5 for each unit distributed by Hyalgan’s distributor between January 1, 2001 and December 31, 2002, in accordance with the termination agreement with Hyalgan’s distributor.

     Inventory Valuation. We write down our inventory for inventory shrinkage and obsolescence. Inventory is written down to estimated market value based on a number of assumptions, including future demand and market conditions. We maintain a reserve for inventory shrinkage and obsolescence of $814,000 and $687,000 on September 30, 2003 and December 31, 2002, respectively. If actual conditions used in determining these valuations change, future additional inventory write-downs would be necessary.

     Income Taxes. Under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in tax laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities.

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

     We have accumulated approximately $65.7 million in federal and state net operating loss carryforwards (“NOLs”) and approximately $800,000 of general business and alternative minimum tax credit carryforwards. Our management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $32.0 million at September 30, 2003. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $2.6 million at September 30, 2003, will be realized based primarily on our historical and projected future earnings. However the amount of the deferred tax assets actually realized could differ if we have little or no future earnings. In the event we determine we are unable to realize deferred tax assets in the future, an adjustment to the deferred tax asset and charge to income would be necessary in the period such a determination is made. Conversely, in the event we determine we are able to realize deferred tax assets in the future, an adjustment to the valuation allowance and an income tax benefit would be necessary in the period such as determination is made. If the sale of the Bone Device Business assets to dj Orthopedics, LLC is consummated on its current terms, our management believes we will be able to apply our approximately $65.7 million tax loss carry-forward to offset the majority of the taxable gain from the sale.

     Investment in Chrysalis. We own a minority ownership interest in Chrysalis BioTechnology, Inc., which is recorded at cost. Chrysalis is not publicly traded so it is difficult to determine the value of the investment. However, we do not believe the value of our investment has been impaired. Should sometime in the future the investment be determined to be permanently impaired, a charge to income would be recorded in the period such a determination is made.

     Lease Cost. We lease our headquarters facility in Tempe, Arizona under an operating lease arrangement. This lease has an expiration date of November 2007. As a result of the sale of our CPM business during 2001, we occupy approximately 50% of all the available lease space. We subleased the unused space to the purchaser of the CPM business. The sublease expired in 2002. We subsequently entered into a sublease agreement for approximately 17% of the building with a different subtenant through June 2005. While we believe the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. We recorded a charge of $400,000 in the quarter ended September 30, 2002 and a charge of $362,000 in the quarter ended September 30, 2003, to establish a reserve for the period the available sublease space was anticipated to be vacant. In addition, the terms of the proposed sale of the Bone Device Business assets provides for dj Orthopedics, LLC to lease office space for one year. In the opinion of management, the reserve balance of $418,000 at September 30, 2003 is adequate to allow for time necessary to acquire an additional tenant for the building.

Results of Operations Comparing Three-Month Period Ended September 30, 2003 to the Corresponding Period in 2002.

     Revenues. Our total revenues increased 16.2% from $10.8 million in the third quarter of 2002 to $12.5 million in the third quarter of 2003. Revenues for the third quarter of 2002 included Hyalgan royalty payments from the termination of the Co-Promotion Agreement of $501,000. The Hyalgan royalty payments ended December 31, 2002. Sales recorded for the bone growth stimulation products, the OL1000 and SpinaLogic, increased by 21.8% in the third quarter of 2003 as compared to the same period in 2002. We believe the significant increase in bone growth stimulation sales signifies an expansion in the market and growth in market share for both the OL1000 and SpinaLogic products.

     Gross Profit. Gross profit for the three month period ended September 30, increased from $8.9 million in 2002 to $10.6 million in 2003. Gross profit, as a percent of revenue, was 84.6% for the quarter ended September 30, 2003. Gross profit for the same period in 2002 was 82.7%. Gross profit as a percent of the bone growth stimulation sales increased over the period due to improved pricing on material costs.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased 9.0% from $7.2 million in the three month period ended September 30, 2002 to $7.8 million in the same period in 2003. SG&A expenses, as a percentage of total revenues, were 62.5% in the three month period ended September 30, 2003 and 66.6% in the same period in 2002. The decrease in SG&A expenses as a percentage of total revenues was a result of the stabilization in fixed administrative cost for the Bone Device Business. While revenues and variable expenses are increasing, fixed costs such as salaries and administrative expenses, have remained constant.

     Research and Development Expenses. Research and development expenses were $2.5 million in the three month period ended September 30, 2003, compared to $722,000 for the same period in 2002. Research and development expenses in the quarter ended September 30, 2003 are for the overall Chrysalin development program, which include pre-clinical studies in cartilage and continuation of the Phase 1/2 human clinical trial under an investigational new drug application (“IND”) for spinal fusion and the Phase 3 human clinical trial under an IND for fracture repair. The increase in research and development expenses is directly related to the Chrysalin clinical trials. We anticipate the research and development expenses to increase by $2 to $3 million per quarter as patient enrollment continues for the clinical trials.

     Other Income. Other income consisting primarily of interest income, decreased from $169,000 in the three month period ended September 30, 2002 to $125,000 for the same period in 2003. The decrease is the result of declining interest rate returns on the investment portfolio.

     Net Income. We had a net income in the three month period ended September 30, 2003 of $506,000 compared to a net income of $1.4 million in the same period in 2002.

Results of Operations Comparing Nine-Month Period Ended September 30, 2003 to the Corresponding Period in 2002.

     Revenues. Our total revenues increased 13.9% from $30.1 million in the first nine month period ended September 30, 2002 to $34.3 million in the first nine month period ended September 30, 2003. Revenues for the first nine months of 2002 included Hyalgan royalty payments from the termination of the Co-Promotion Agreement of $1.9 million. The Hyalgan royalty payments ended December 31, 2002. Sales recorded for the bone growth stimulation products, the OL1000 and SpinaLogic, increased by 21.4% in the first nine months of 2003 as compared to the same period in 2002. We believe the significant increase in bone growth stimulation sales signifies an expansion in the market and growth in market share for both the OL1000 and SpinaLogic products.

     Gross Profit. Gross profit for the nine months ended September 30, increased from $25.5 million in 2002 to $29.2 million in 2003. Gross profit, as a percent of revenue, was 85.2% for the nine months ending September 30, 2003. Gross profit for the same period in 2002 was 84.6%. Gross profit as a percent of the bone growth stimulation sales increased over the period due to improved pricing on material costs.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased 9.6% from $20.5 million in the nine month period ended September 30, 2002 to $22.5 million in the same period in 2003. SG&A expenses, as a percentage of total revenues, were 65.7% in the nine month period ended September 30, 2003 and 68.2% in the same period in 2002. The decrease in SG&A expenses as a percentage of total revenues was a result of the stabilization in fixed administrative costs for the Bone Device Business. While revenues and variable expenses are increasing, fixed costs such as salaries and other administrative expenses, have remained constant.

     Research and Development Expenses. Research and development expenses were $6.3 million in the nine month period ended September 30, 2003, compared to $2.4 million for the same period in 2002. The research and development costs for the nine month period ended September 30, 2003 included a $250,000 milestone payment made to Chrysalis BioTechnology, Inc. in anticipation of a potential IND filing with the FDA for a human clinical trial for cartilage defect repair. Research and development expenses in the nine month period ended September 30, 2003 are for the overall Chrysalin development program, which include pre-clinical studies in cartilage and continuation of the Phase 1/2 human clinical trial under an IND for spinal fusion and the Phase 3 human clinical trial under an IND for fracture repair. The increase in research and development expenses is directly related to the Chrysalin clinical trials. We anticipate the research and development expenses to increase over the next several quarters as patient enrollment occurs for the clinical trials.

     Other Income. Other income consisting primarily of interest income, decreased from $537,000 in the nine month period ended September 30, 2002 to $387,000 for the same period in 2003. The decrease is the result of declining interest rate returns on the investment portfolio.

     Net Income. We had a net income in the nine month period ended September 30, 2003 of $1.2 million compared to a net income of $4.1 million in the same period in 2002.

Liquidity and Capital Resources

     On September 30, 2003, we had cash and cash equivalents of $12.3 million compared to $11.3 million as of December 31, 2002. We also had $22.2 million of short-term investments as of September 30, 2003 compared to $18.7 million at December 31, 2002. The total of both cash and cash equivalents and short-term investments increased to $34.5 million at September 30, 2003 compared to $29.9 million as of December 31, 2002. We also had long-term investments of $5.0 million, as of September 30, 2003, mostly consisting of government-backed securities with maturities of fewer than 18 months, compared to long-term investments of $5.7 million as of December 31, 2002.

     The total of cash and cash equivalents, short-term investments, and long-term investments increased to $39.5 million at September 30, 2003 compared to $35.6 million at December 31, 2002. The most important factors in the increase in total cash and investments were a decrease in accounts receivable ($162,000), proceeds from stock options exercised ($677,000), an increase in accrued liabilities ($865,000) and an increase in accounts payable ($511,000) during the nine months ended September 30, 2003.

     In addition, we have a $4.0 million accounts receivable revolving line of credit with a bank. We may borrow up to 75% of the eligible accounts receivable, as defined in the agreement. The interest rate is at the prime rate. Interest accruing on the outstanding balance and a monthly administration fee is due in arrears on the first day of each month. The line of credit expires February 28, 2005. There are certain financial covenants and reporting requirements associated with the line of credit. Included in the financial covenants are (1) tangible net worth of not less than $30.0 million, (2) a quick ratio of not less than 2.0 to 1.0, (3) a debt to tangible net worth ratio of not less than 0.50 to 1.0, and (4) capital expenditures will not exceed more than $7.0 million dollars during any fiscal year. We have not utilized this line of credit. As of September 30, 2003, we were in compliance with all the financial covenants. The proposed sale of the Bone Device Business assets would require a change in the basis for the current line of credit agreement.

     Net cash provided by operations during the nine month periods ended September 30, 2003 and September 2002 was $3.4 million for both periods. The primary reason why there was no change in net cash provided by operations was because the decline in net income ($2.9 million) and a decline in cash generated by a smaller decrease in accounts receivable ($826,000) was offset by other factors. These other factors were (1) a decline in inventories in the nine month period ended September 30, 2003 ($284,000) compared to an increase in inventory in the period ended September 30, 2002 ($1.3 million) and (2) an increase in accrued liabilities in the nine month period ended September 30, 2003 ($865,000) compared to a decline in accrued liabilities for the same period in 2002 ($1.2 million). The change in inventories was primarily due to the increased inventories in 2002 associated with the re-launch of the fracture fixation device. The change in accrued liabilities was due primarily to the timing of payments of standard expenses and non-recurring payments in 2002 for severance and other residual exit costs related to the CPM divestiture.

     We do not expect to make significant capital investments in 2003 and anticipate that our cash and short term investments on hand, cash from operations and the funds available from our $4.0 million line of credit will be sufficient to meet our presently projected cash and working capital requirements for the next 12 months. The amount of cash we use in the next 12 months will depend on a number of factors, including our ability to continue to increase revenues while reducing or controlling our expenditures, continued profitability, stable research and development funding needs for our bone growth stimulation products, predictable research and development funding needs for our Chrysalin product platform and stability in the collection amounts due from third-party payors. Additional funds may be required if we are not successful in any of these areas. Our ability to continue funding our planned operations beyond the next 12 months is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis, or to obtain additional funds through equity or debt financing, as may be required.

     In addition, the amount of cash we use in the next 12 months may change dramatically if the sale of the Bone Device Business assets is consummated. If the sale is consummated, we will have increased our liquidity by an infusion of approximately $80.5 million (reflecting the sale price of $93.0 million net of the $7.5 million placed in escrow and the estimated direct cost of the transaction of $5.0 million), which will allow us to pursue our plan to significantly increase funding of our Chrysalin product platform research and development efforts. If the sale is not consummated, we will proceed on our current spending schedule while exploring other options.

     In March 2003, we announced that our Board of Directors authorized a repurchase of up to one million of our outstanding shares over the subsequent 12 months. The repurchased shares will be held as treasury shares to reduce the dilution from our stock option plans. No shares were repurchased as of September 30, 2003 under this plan. The repurchase period will end March 6, 2004. Previously, we had repurchased 41,800 shares at a cost, net of fees, of $137,300 or an average price of $3.28 per share.

     The following table sets forth all known commitments as of September 30, 2003 and the year in which these commitments become due, or are expected to be settled (in thousands):

		Accounts Payable
Year	Operating Leases	and Accrued Liabilities	Total

2003	$270	$6,265	$6,535
2004	$1,078	—	$1,078
2005	$1,078	—	$1,078
2006	$1,078	—	$1,078
Thereafter	$989	—	$989

Total	$4,493	$6,265	$10,758

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have no debt outstanding and no derivative instruments at September 30, 2003.

     Our Canadian operations were sold as part of the CPM asset sale, and consequently we have no exposure to foreign currency exchange rate risks at September 30, 2003.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to us required to be included in our periodic filings under the Exchange Act.

     There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and its reports to stockholders. This report contains forward-looking statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In connection with these “safe harbor” provisions, we identify important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on our behalf. Any such forward-looking statement is qualified by reference to the following cautionary statements.

Risks if Asset Sale is Not Approved

     If the asset sale is not approved, OrthoLogic will continue to operate the bone growth stimulation device business unless and until it is able to negotiate another transaction that the Board of Directors believes is acceptable to the stockholders and to OrthoLogic. As discussed in our proxy statement, the Board of Directors believes that we will need additional funding to properly continue the development of our Chrysalin product platform while still making the necessary investments in the bone growth stimulation device business to maintain our historical growth rates and profitability. To the extent that we do not obtain needed capital through the proposed sale, we will have to obtain it through the issuance of additional debt or equity, by entering into a joint venture pursuant to which we share our rights to the Chrysalin product platform, or through other means, any one of which may reduce the value to us, perhaps substantially, of any commercialization of Chrysalin products. There is no guarantee that we would be able to obtain such funding on terms acceptable to us or at all.

Risks if the Asset Sale is Approved

The sale might not be consummated even though the stockholders approve the sale.

     Stockholder approval is only one of the closing conditions. If the remaining closing conditions are not satisfied or waived, the sale might not be consummated, even if the stockholders approve the sale.

By completing the asset sale, we will become less diversified.

     By selling our bone growth stimulation device business assets, we will be selling our only business that is generating revenue. We will become a pure drug research and development company focused on the development of the Chrysalin product platform. We may invest in other orthobiologic or complementary technology in the future, but we have no current specific plans to do so at this time. This would increase our business risk because we will be less diversified than before the proposed sale and because our remaining business is in the relatively high-risk, but potentially high reward, field of orthobiologic pharmaceutical development.

After the sale, we will become a pure drug research and development company in a highly regulated field with high investment costs and high risks.

     After the sale, we will be a drug research and development company. We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years. Our Chrysalin product platform is still in the human testing phase for two potential products. The U.S. Food and Drug Administration (“FDA”) and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Chrysalin, as a new drug, is subject to the most stringent level of FDA review.

     Even after we have invested substantial funds in the development of our three Chrysalin products and even if the results of our current clinical trials are favorable, there can be no guarantee that the FDA will grant approval of Chrysalin for the indicated uses or that it will do so in a timely manner.

     If we successfully bring one or more products to market, there is no assurance that we will be able to successfully manufacture or market the products or that potential customers will buy them if, for example, a competitive product has greater efficacy or is deemed more cost effective. In addition, the market in which we will sell any such products is dominated by a number of large corporations that have vastly greater resources than we have, which may impact our ability to successfully market our products or maintain any technological advantage we might develop. We also would be subject to changes in regulations governing the manufacture and marketing of our products, which could increase our costs, reduce any competitive advantage we may have and/or adversely affect our marketing effectiveness.

Risks Related to Our Industry

We are in a highly regulated field and we must obtain government approval before selling any new products.

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

     Our current and future products and manufacturing activities are and will be regulated under the Medical Devices Amendment Act of 1976 to the Federal Food, Drug and Cosmetics Act, as amended, the Safe Medical Devices acts of 1990 and 1992, and the Food and Drug Administration Modernization Act of 1997, as amended, (collectively the “FDC Act”). Our current BioLogic technology-based products and fracture fixation devices are marketed for their current uses with clearance from the FDA. Before we are able to market these products for any other use, we would have to seek the approval of the FDA, which may require lengthy and costly testing and review by the FDA. In addition, the FDA may, if it believes our products have problems unforeseen at the time of the initial approval, require additional testing to retain FDA approval.

     Chrysalin, as a new drug, is subject to the most stringent level of FDA review. We have received authorization to begin human clinical trials for fracture repair and spinal fusion indications and are currently seeking approval to conduct human testing for articular cartilage repair. Even if the results of the current clinical trials are favorable, there can be no guarantee that the FDA will grant approval of Chrysalin for the indicated uses or if it will do so in a timely manner. In addition, changes in existing regulations or interpretations of existing regulations or adoption of new or additional restrictive regulations could prevent or delay obtaining regulatory approvals.

We must adhere to current and evolving regulatory compliance standards in order to maintain the approval to sell its products.

     We are also required to adhere to applicable requirements for FDA Good Manufacturing Practices/Quality System Regulation, to engage in extensive record keeping and reporting and to make available our manufacturing facilities for periodic inspections by governmental agencies, including the FDA and comparable agencies in other countries. Failure to comply with these and other applicable regulatory requirements could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, or operating restrictions and criminal prosecutions. From time to time, we may receive letters from the FDA regarding regulatory compliance. We have responded to all such letters and believe all issues raised in such letters have been resolved.

     If we experience a delay in receiving or fail to obtain any governmental approval for any of our current or future products or fail to comply with any regulatory requirements, our business, financial condition and results of operations could be materially adversely affected.

Any limitations on third party payment reimbursement for our products and related services would adversely affect the business and results of operations.

     Our ability to sell products successfully in the United States and in other countries will depend in part on the extent to which government health administration authorities, private health insurers and other payors continue to reimburse insureds for the cost of products and related treatment. Cost control measures adopted by third party payors in recent years have had and may continue to have a significant effect on the purchasing and practice patterns of many health care providers, generally causing them to be more selective in the purchase of medical products. In addition, payors are increasingly challenging the prices and clinical efficacy of medical products and services. Payors may deny reimbursement if they determine that the product used in a procedure was experimental, was used for a non-approved indication or was unnecessary, inappropriate, not cost-effective, unsafe, or ineffective.

     Our products are reimbursed by most payors and recent governmental regulations have favorably made our products available to patients earlier in their medical treatment, however, there are generally specific product usage requirements or documentation requirements in order for us to receive reimbursement. In certain circumstances, we are successful in appealing reimbursement coverage for those applications which do not comply with the payor requirements. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will continue to be available to us at current levels.

We operate in an intensely competitive field in which many of its competitors are bigger or better known.

     The orthopedic industry is characterized by intense competition. Currently, we have three major competitors selling bone growth stimulation products approved by the FDA for the treatment of nonunion fractures, which include Electro-Biology (EBI), a subsidiary of Biomet, Inc., Orthofix International N.V., and Exogen, Inc., a subsidiary of Smith & Nephew. There are two competitors, EBI and Orthofix, selling bone growth stimulation products for use with spinal fusion patients. We estimate that one of our competitors has a dominant share of the market for bone growth stimulation products for non-healing fractures in the United States, and another has a dominant share of the market for use of their device as an adjunct to spinal fusion surgery. In addition, several large, well-established companies sell fracture fixation devices similar in function to those sold by us.

     Many participants in the medical technology industry, including our competitors, have substantially greater capital resources, research and development staffs and facilities than us. Such participants have developed or are developing products that may be competitive with the products that have been or are being developed or researched by us. Other companies are developing a variety of other products and technologies to be used in the treatment of fractures and spinal fusions, including growth factors, bone graft substitutes combined with growth factors, and non-thermal ultrasound.

     Many of our competitors have substantially greater experience than us in conducting research and development, obtaining regulatory approvals, manufacturing, and marketing and selling medical devices. Any failure by us to develop products that compete favorably in the marketplace would have a material adverse effect on our business, financial condition and results of operations.

Technology in the medical device industry changes rapidly. If we are not able to keep up with technological advances by its competitors, the business will be harmed.

     The medical device industry is characterized by rapid and significant technological change. There can be no assurance that our competitors will not succeed in developing or marketing products or technologies that are more effective or less costly, or both, and which render our products obsolete or non-competitive. In addition, new technologies, procedures and medications could be developed that replace or reduce the value of our products. Our success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Because of the lengthy testing period required to develop new products and the costly FDA approval process, there can be no assurance that our new product development efforts will result in any commercially successful products or will do so in a timely manner. A failure to develop new products could have a material adverse effect on our business, financial condition, and results of operations.

The industry faces a high risk of product liability claims.

     We face an inherent business risk of exposure to product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against us for our bone growth stimulation products. Over the years, we have had limited product liability claims associated with CPM products, all of which have been or are being managed by our insurance carrier. We sold the CPM business in 2001.

     We also face an inherent business risk of exposure to liability claims with the current and potential Chrysalin clinical trials.

     We maintain a product liability and general liability insurance policy with coverage of an annual aggregate maximum of $2.0 million per occurrence. The product liability and general liability policy is provided on an occurrence basis. The policy is subject to annual renewal. In addition, we maintain an umbrella excess liability policy, which covers product and general liability with coverage of an additional annual aggregate maximum of $25.0 million.

     Based on the history of claims, we believe the levels of insurance coverage are adequate, however, there can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. If we do not or cannot maintain sufficient liability insurance, our ability to market our products may be significantly impaired. In addition, product liability claims could have a material adverse effect on the business, financial condition and results of operations.

There is an increase in the investigation of health care providers.

     The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations, specifically those relating to the Medicare and Medicaid programs, can be subject to government review and interpretations, as well as regulatory actions unknown and unasserted at this time. Recently, federal government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments of previously billed and collected revenues from patient services. Our management believes that we are in substantial compliance with current laws and regulations.

Legislative reform of the health care industry could have a negative effect on our business.

     In response to complaints from patients against insurance companies and recent and continued expectations of rises in the cost of health care insurance coverage, the health care industry is being reviewed and investigated by public and private groups to (i) increase access to health care for the uninsured and underinsured people, (ii) control the escalation of health care expenditures within the economy and (iii) use health care reimbursement policies to help control federal expenditures. Although this has been an ongoing public debate for a number of years that has not resulted in substantial federal or state legislation fundamentally changing the health care industry business model, we expect public debate of these issues to continue. We cannot predict which, if any, of the current reform proposals will be adopted and when they might be adopted and what effect such reform would have on a patient’s ability to seek reimbursement for use of our product and the costs associated with regulatory and health care program compliance.

     Significant changes in health care systems are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations and ability to market our products and future products as currently contemplated.

     Medicare pricing for the bone growth stimulation products has remained constant, increasing slightly over the past several years. However, Congress or other governmental agencies could enact legislation at any time that could negatively impact revenues.

Risks Related to Our Business

We are dependent on the sales of two primary products and have invested heavily in a future product, which may not be available for sale for some time.

     Our business is focused on the sales of two primary products, the OL1000 and SpinaLogic. We believe that, to sustain long-term growth, we must continue to develop and introduce additional products and expand approved indications for our remaining products. The development and commercialization of additional products will require substantial product development, regulatory review, and clinical testing, all of which may be expensive and lengthy. There can be no assurance that we will develop new products or expand indications for existing products in the future or that we will be able to manufacture or market such products successfully. Any failure to develop new products or expand indications could have a material adverse effect on our business, financial condition and results of operations.

If the medical community does not accept our products as alternatives to current products and procedures, sales will not grow and business will be adversely affected.

     The long-term commercial success of the OL1000 and SpinaLogic and our other products will depend in significant part upon our widespread acceptance by a significant portion of the medical community as a safe, efficacious and cost-effective alternative to invasive procedures. We are unable to predict how quickly, if at all, members of the orthopedic medical community may accept our products. The widespread acceptance of our primary products represents a significant change in practice patterns for the orthopedic medical community and in reimbursement policy for third party payors. Historically, some orthopedic medical professionals have indicated hesitancy in prescribing bone growth stimulator products such as those we manufactured. Failure to create widespread market acceptance by the orthopedic medical community and third party payors of our products would have a material adverse effect on our business, financial condition and results of operations.

Our ability to compete could be jeopardized we are unable to obtain and protect our intellectual property or retain licenses for intellectual property.

     In this industry, a company’s success depends in part on its ability to obtain and maintain patent protection for products and processes, to preserve its trade secrets and proprietary know-how and to operate without infringing the proprietary rights of third parties.

     While we hold title to numerous United States and foreign patents and licenses, and have filed a number of patent applications, no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors, or that any of the patents held by or licensed to us will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. We license the technologies in the BioLogic and OrthoFrame products for which we pay a royalty.

     There has been substantial litigation regarding patent and other intellectual property rights in the orthopedic industry. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how we own, or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. There can be no assurance that the results of such litigation would be favorable to us. In addition, competitors may employ litigation to gain a competitive advantage. Adverse determinations in litigation could subject us to significant liabilities, and could require us to seek licenses from third parties or prevent us from manufacturing, selling or using our products, any of which determinations could have a material adverse effect on our business, financial condition and results of operations.

     In addition the licenses for the technologies used by us in the BioLogic and OrthoFrame products may be terminated by the licensor if we breach any material provision of such license. The termination of any license would have a material adverse effect on our business, financial condition and results of operations.

     We also rely on un-patented trade secrets and know-how. We generally require our employees, consultants, advisors and investigators to enter into confidentiality agreements which include, among other things, an agreement to assign to us all inventions that were developed by the employee while employed with us that are related to our business. There can be no assurance, however, that these agreements will protect our proprietary information or that others will not gain access to, or independently develop similar trade secrets or know-how.

Sales for one of our primary products depends on the success of a distributor, which has been given exclusive distribution rights.

     To enhance the sales of our SpinaLogic product line, we entered into an exclusive 10-year worldwide sales agreement in August 2000 with DePuy Spine (“DePuy Spine”), a unit of Johnson and Johnson. The sales agreement provides DePuy Spine with the right to terminate its sales activities on behalf of SpinaLogic without cause, by giving OrthoLogic a minimum of 120 days written notice. Any significant change in the business relationship or termination of the sales agreement with DePuy Spine may have a material adverse effect on our sales of SpinaLogic. We rely upon the distribution of the SpinaLogic product for a large portion of our sales.

     We rely on distributors and sales representatives to sell the OL1000. There can be no guarantees that the terms of the distribution and sales representative contracts will be renewed as they currently exist.

Our reliance on a primary supplier could result in disruption of operations.

     We purchase some electronic components used in the OL1000 and SpinaLogic devices from a single source supplier. In addition, there are single source suppliers for other components used in devices. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly. Therefore, we maintain sufficient inventories of such components in an attempt to ensure availability of finished products in the event of supply shortage or in the event that a redesign is required. We maintain a supply of certain OL1000 and SpinaLogic components to meet sales forecasts for 3 to 12 months.

     We are dependent on outside vendors for key parts and processes in the manufacture of the OrthoFrame/Mayo. Chrysalin, which is currently only in the clinical trial phase, is produced by a third party sole supplier.

     Any delay or interruption in the supply of components or products could significantly impair our ability to deliver its products in sufficient quantities, and therefore, could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to retain and compete for key management and technical employees, our long-term business will be adversely affected.

     Our success is dependent in large part on our ability to attract and retain our key management, operating, technical, marketing and sales personnel as well as clinical investigators who are not our employees. Such individuals are in high demand, and the identification, attraction and retention of such personnel could be lengthy, difficult and costly. We compete for our employees and clinical investigators with other companies in the orthopedic industry and research and academic institutions. There can be no assurance that we will be able to attract and retain the qualified personnel necessary for the expansion of our business. A loss of the services of one or more members of the senior management group, or our inability to hire additional personnel as necessary, could have an adverse effect on our business, financial condition and results of operations.

The results of operations are affected by a number of conditions which are outside our control.

     We were founded in 1987 and only began generating revenues from the sale of our primary product in 1994. We experienced significant operating losses since our inception and had an accumulated deficit of approximately $89.5 million at September 30, 2003. We have only reported sustained profits since the third quarter of 2001. There can be no assurance that we will maintain sufficient revenues to retain net profitability on an on-going annual basis. In addition, estimations of future profits based on our historical financial reports may be speculative given our limited profitability history. We may experience fluctuations in revenues and operating results based on such factors as demand for our products; the timing, cost and acceptance of product introductions and enhancements made by us or others; levels of third party payment; alternative treatments that currently exist or may be introduced in the future; completion of acquisitions and divestitures; changes in practice patterns, competitive conditions, regulatory announcements and changes affecting our products in the industry and general economic conditions. The development and commercialization by us of additional products will require substantial product development and regulatory, clinical and other expenditures.

Our stock price is volatile and fluctuates due to a variety of factors.

     Our stock price has varied significantly in the past and may vary in the future due to a number of factors including:

•	fluctuations in our operating results;

•	developments in litigation to which the we or a competitor is subject;

•	announcements and timing of potential acquisitions, divestitures, conversion of preferred stock;

•	announcements of technological innovations or new products by us or our competitors;

•	FDA and international regulatory actions;

•	actions with respect to reimbursement matters;

•	developments with respect to patents or proprietary rights of us or competitors;

•	public concern as to the safety of products developed by us or others;

•	changes in health care policy in the United States and internationally;

•	changes in stock market analyst recommendations regarding our company, other medical device companies or the medical device industry generally; and

•	general market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our stock.

     Developments in any of these areas could cause our results to differ materially from results that have been or may be projected by or on our behalf.

     We caution that the foregoing list of important factors is not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

Part II – Other Information

Item 2. Changes in Securities and Use of Proceeds

     On October 8, 2003, OrthoLogic Corp. and Bank of New York entered into an Amendment No. 2 amending the Rights Agreement dated March 4, 1997, as amended, such that the proposed transactions described in or related to the Asset Purchase Agreement dated October 8, 2003 by and between OrthoLogic Corp. and dj Orthopedics, LLC, a Delaware limited liability company and wholly-owned subsidiary of dj Orthopedics, Inc., will not constitute a “Section 11(a)(ii) Event” or a “Section 13(a) Event,” and will not be subject to Section 13(a)(z) under the Rights Agreement. Accordingly, common stockholders’ rights to purchase shares of capital stock of dj Orthopedics would not be triggered by the sale of the bone growth stimulation device business assets to dj Orthopedics, LLC. The Amendment No. 2 was filed as an exhibit to a Form 8-K filed October 20, 2003.

Item 6. Exhibits and Reports

(a)	Exhibit Index

See Exhibit List following this report

(b)	Reports on Form 8-K

     On July 24, 2003, we filed a press release, including financial statements, announcing our earnings for the three and six month periods ended June 30, 2003 on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ Thomas R. Trotter Thomas R. Trotter	President and Chief Executive Officer (Principal Executive Officer)	November 14, 2003

/s/ Sherry A. Sturman Sherry A. Sturman	Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2003

OrthoLogic Corp.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2003

		Incorporated by	Filed
Exhibit No	Description	Reference to:	Herewith
3.1	Amended and Restated Certificate of Incorporation		X

3.2	Certificate of Designation of Series A Preferred Stock		X

4.1	Amendment No. 2 dated October 8, 2003, to the Rights Agreement between OrthoLogic Corp. and Bank of New York	Exhibit 4.1 to the Form 8-K filed on October 20, 2003

10.1	Employment Agreement effective July 15, 2002 between OrthoLogic Corp. and Thomas R. Trotter (1)(2)		X

10.2	August 30, 2003 Amendment to Employment Agreement between OrthoLogic Corp. and Thomas R. Trotter (1)(2)		X

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a - 14 and 15D – 14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a - 14 and 15D – 14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

— Thomas R. Trotter
— Sherry A. Sturman

(1)	Management contract or compensatory plan or arrangement
(2)	Filed under confidential treatment request with the Securities and Exchange Commission.