Form 10-K
period 2003-12-31
ORTHOLOGIC CORP
filed 2004-03-15
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _______________ to _________________

Commission files number: 0-21214

ORTHOLOGIC CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West Washington Street, Tempe, Arizona 85281
(Address of principal executive offices)
Registrant’s telephone number: (602) 286-5520

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0005 per share
(Title of Class)

Rights to purchase 1/100 of a share of Series A Preferred Stock
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer. Yes ☒ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2003 was approximately $132,317,940. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     Documents incorporated by reference: Portions of the registrant’s proxy statement related to its 2004 annual meeting of stockholders to be held on June 7, 2004 are incorporated by reference into Part II and III of this Form 10-K.

     The number of outstanding shares of the registrant’s common stock on March 8, 2004 was 34,517,569.

ORTHOLOGIC CORP.
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business

Overview of Changes to the Business in 2003

     For OrthoLogic, 2003 was a year of significant change in our business structure. On November 26, 2003, we completed the sale of our bone growth stimulation and external fixation device business to dj Orthopedics, LLC, for approximately $93.0 million in cash and the assumption of substantially all of the bone growth stimulation device business trade payables and other current liabilities. Through this divestiture, we sold all of our current revenue producing operations and became a pure drug development company. OrthoLogic remains focused on the healing of musculoskeletal tissue, although through biopharmaceuticals approaches rather than through the use of medical devices. We are in the process of developing and testing our Chrysalin® product platform to promote repair of different types of musculoskeletal tissues and we currently are focusing all of our resources to bringing those products to the market.

Additional Information about OrthoLogic

     OrthoLogic Corp. was incorporated as a Delaware corporation in July 1987 as IatroMed, Inc. We changed our name to OrthoLogic Corp. in July 1991. Our executive offices are located at 1275 West Washington Street, Tempe, Arizona 85281, and our telephone number is (602) 286-5520.

     Our website address is www.orthologic.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practical after we file or furnish them to the Securities and Exchange Commission. Once at our website, go to the “Investors” section to locate these filings.

     In March 2004, we adopted a code of conduct that applies to all of our employees and has particular sections that apply only to our principal executive officer and senior financial officers. We posted the text of our code of conduct on our website in connection with our “Corporate Governance” materials. In addition, we will promptly disclose on our website (1) the nature of any amendment to our code of conduct that applies to our principal executive officer and senior financial officers, and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such officer who is granted the waiver and the date of the waiver.

     Unless the context otherwise requires, the terms “we,” “us,” “our,” and “OrthoLogic” used in this report refer to OrthoLogic Corp. and our subsidiaries. We sometimes refer to our bone growth stimulation and external fixation device business as our “Bone Device Business.”

     Chrysalin® is a registered trademark of Chrysalis BioTechnology, Inc.

Chrysalin Product Platform

     Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair in bone and cartilage. By mimicking specific attributes of the thrombin molecule, Chrysalin stimulates the body’s natural healing processes, resulting in accelerated tissue repair.

     Chrysalin was jointly developed and patented by the University of Texas and Monsanto Corporation and then licensed to Chrysalis BioTechnology, Inc. (“Chrysalis”), a company created as a vehicle to commercialize Chrysalin and started by the University of Texas with its professor/scientist who developed Chrysalin. We own a minority equity interest in Chrysalis and have exclusive worldwide rights to use Chrysalin for all orthopedic indications through a series of sublicensing agreements. For more information about our licensing agreements, see “Item 1- Patents, Licenses and Proprietary Rights.”

     The Chrysalin molecule serves as the basis for a family of potential therapeutic products we refer to collectively as the “Chrysalin product platform.” To date, we have identified five potential orthopedic uses of Chrysalin:

•	fracture repair;

•	spine fusion;

•	cartilage defect repair;

•	ligament repair; and

•	tendon repair.

     We have already initiated clinical trials of two potential Chrysalin products – one for acceleration of fracture repair and a second for spine fusion. We are also conducting advanced pre-clinical testing for cartilage defect repair. We are currently in the planning stages for early pre-clinical tests on potential Chrysalin products for both ligament and tendon repair.

     Fracture Repair Acceleration

     Every broken bone is called a fracture and approximately 25 million fractures are treated every year throughout the developed world, as reported by medical reimbursement records in countries with national healthcare systems. The treatment of a fracture depends on the severity of the break. Simple fractures often heal themselves, with more complex closed fractures potentially amenable to treatment by manipulation (also called “reduction”) without requiring surgery. Fractures that break the skin (or “open fractures”) or where the fragments cannot be lined up correctly usually require surgery. Sometimes plates, screws or pins are used for mechanical stabilization, occasionally with the use of bone grafts, all of which are invasive, expensive and time consuming procedures.

     Chrysalin is a substance that, when injected through the skin into the fracture site at the time of fracture reduction, has been shown in preliminary clinical trials to accelerate the healing of the fracture. Chrysalin does this by mimicking certain stimulatory aspects of the thrombin molecule. Fractures that heal faster lead to earlier return of function for the patient and potentially improved clinical outcomes.

     In pre-clinical animal studies, a single injection of Chrysalin into the fracture gap accelerated fracture healing by up to 50% as measured by mechanical testing. In late 1999, we initiated a combined Phase 1/2 human clinical trial to evaluate the safety of Chrysalin and its effect on the rate of healing in adult subjects with unstable distal radius fractures (fractures around and in the wrist joint). We presented the results of this Phase 1/2 human clinical trial for fracture repair at the 57th Annual Meeting of the American Society for Surgery of the Hand in October 2002. The data revealed that a single injection of Chrysalin into the fracture gap resulted in a trend toward accelerated fracture healing compared with the saline placebo control. There were no reportable adverse events attributable to Chrysalin in the study.

     In July 2002, we received U.S. Food and Drug Administration authorization to proceed with a Phase 3 human clinical trial of Chrysalin as a potential injectable product for accelerating fracture repair. The trial is being performed at 25 to 30 clinical sites in the United States and will include approximately 500 patients. The trial includes a one-year follow-up period.

     As of February 2004, we had most of the projected 25-30 sites enrolling patients and expect to have the balance of the sites enrolling patients shortly. We are on-track to have enrollment completed for this trial during the summer of 2004.

     All of our potential products in research and development are subject to extensive regulation by the U.S. Food and Drug Administration, whose approval we must obtain before we can bring our products to the market. For a more detailed description of the approval process, please see “The New Drug Development Process” below in this Item 1.

     Spine Fusion

     Spine fusion surgery is most commonly performed to treat degenerative disk disease, spinal instability and other disorders of the spine that are believed to be the cause of back and neck pain. The surgery involves the fusing of one or more vertebrae of the spine by placement of bone graft material around the targeted area of the spine during surgery. The body then heals the grafts over several months, which fuses the vertebrae together with newly formed bone so there is no longer movement between the vertebrae.

     The bone used for the graft may be taken from another bone in the patient, which is “autograft bone,” or from a donor, which is “allograft bone.” Autograft bones are currently the predominant type of bone graft used in spinal fusion surgery. Allograft bone is often used, although healing and fusion is not as predictable as with the patient’s own bone. However, the benefit of using allograft bone is it does not require a separate surgical procedure from the same patient to harvest the bone for the graft. More recently, bone morphogenic protein (“BMP”) has become commercially available as an alternative to autograft bone. While BMP appears to work well in patients, it is extremely expensive because it requires recombinant DNA technology to manufacture. At a current market price of approximately $5,000 per dose, with perhaps two or more doses needed per procedure, BMP has thus far enjoyed only limited market acceptance.

     Our potential solution to this problem is to combine Chrysalin with commercially available allograft bone in the operating room during the spinal fusion surgery. We are currently studying the safety and preliminary efficacy of Chrysalin in combination with allograft bone compared to autograft bone for spine fusion surgery. We initiated our combined Phase 1/2 human clinical trials of Chrysalin for spine fusion in late 2002. We are currently enrolling patients in this trial.

     All of our potential products in research and development are subject to extensive regulation by the U.S. Food and Drug Administration, whose approval we must obtain before we can bring our products to the market. For a more detailed description of the approval process, please see “The New Drug Development Process” below in this Item 1.

     Cartilage Defect Repair

     Cartilage tissue is the smooth, slippery cushion that exists where two bones meet to make a joint. Because damaged cartilage generally does not heal but slowly breaks down over time, the result can lead to a complete wearing away of the cartilage, leading to osteoarthritis.

     The primary purpose of exploring Chrysalin’s potential role in cartilage defect repair is to develop a technique to restore, rather than entirely replace, the original cartilage damaged due to acute traumatic events. These techniques, if successful, may also provide a novel approach for partial resurfacing of damaged joint (or “articular”) cartilage due to osteoarthritis. Our potential solution to cartilage defects is to deliver Chrysalin within a sustained-release matrix to the damaged cartilage. We have completed a fourth pre-clinical trial of our potential Chrysalin product for articular cartilage defect repair with favorable results and plan to schedule a pre-Investigational New Drug (“IND”) meeting with the U.S. Food and Drug Administration in 2004 to seek authorization to begin a human clinical trial for that indication.

     All of our potential products in research and development are subject to extensive regulation by the U.S. Food and Drug Administration, whose approval we must obtain before we can bring our products to the market. For a more detailed description of the approval process, please see “The New Drug Development Process” below in this Item 1.

     Ligament and Tendon Repair

     Ligaments are the soft tissues that connect bone to bone. Tendons are the soft tissue that connect muscles to bone. Ligaments and tendons are crucial to the biomechanical functions of the body. Injuries to ligaments and tendons are very common, and typically these injuries are treated either conservatively with rehabilitation techniques or with surgical techniques. These injuries are often slow to heal or do not heal completely. Our research is focused on whether Chrysalin accelerates ligament and tendon tissue repair, resulting in better restoration of function. We plan to commence pre-clinical studies in ligament and tendon soft tissue repair in 2004. We are still at a relatively early phase of research for these indications.

     All of our potential products in research and development are subject to extensive regulation by the U.S. Food and Drug Administration, whose approval we must obtain before we can bring our products to the market. For a more detailed description of the approval process, please see “The New Drug Development Process” below in this Item 1.

The New Drug Development Process

     The U.S. Food and Drug Administration (the “FDA”) and analogous state regulatory agencies, regulate the research and development standards, quality control and manufacture, labeling, advertising and promotion of all of the potential Chrysalin products. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission to the FDA of an Investigational New Drug (“IND”) application, which the FDA must review before clinical trials may begin;

•	human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

•	submission to the FDA of a New Drug Application (“NDA”), that must be approved by the FDA before any marketing may begin.

     The entire process requires significant time, effort and financial resources. In addition, the ultimate results of the research are unknown so we cannot be certain that any approval will be granted, or granted on a timely basis.

     Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its potential safety and efficacy. We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND application, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after the FDA acknowledges that the filing is complete, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as described in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Further, an independent institutional review board at each medical center proposing to conduct the clinical trials must review and approve any clinical study.

     Human clinical trials are typically conducted in three phases, which may overlap.

•	PHASE 1: The drug is initially administered into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	PHASE 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to determine the preliminary efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. If pre-clinical safety studies demonstrate no adverse side effects, it is possible to combine Phase 1 and 2 studies into one clinical trial.

•	PHASE 3: When Phase 2 evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

     Phase 2 and 3 evaluations are typically conducted as prospective, randomized clinical trials, where the patients are assigned to different treatment groups that include placebo treatment (where a placebo rather than the investigational product is administered) and drug treatment. Through the use of the placebo control group, we are able to isolate and identify effects that arise solely by the patient’s belief in their participation in the clinical trial rather than as a result of interaction with the drug.

     Currently, we are conducting a Phase 3 human study on Chrysalin for fracture repair indications, a Phase 1/2 human study for spine fusion and pre-clinical animal studies for cartilage defect repair. We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the institutional review boards may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval to market the product candidate. The FDA may deny an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products, which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     Satisfaction of the FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the drug product candidate. Government regulation may delay or prevent marketing of potential products and/or impose costly additional manufacturing procedures as a condition of product approval. Our success in pre-clinical or early stage clinical trials does not assure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to narrower indications than we currently anticipate, reducing the size of our potential market. Even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining or failures to obtain regulatory approvals would have a material adverse effect on our business prospects.

     Marketing our product candidates abroad will require similar regulatory approvals and is subject to similar risks. We and our product candidates are also subject to a variety of state laws and regulations in those states or localities where such product candidates may be marketed. Any applicable state or local regulations may hinder our ability to market our product candidates in those states or localities.

     An ongoing risk is that the FDA’s policies may change or additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. In addition, public and private health care providers and insurers continue to search for ways to contain health care costs, which could result in changes in health care and particularly pharmaceutical benefits coverage. Any of these changes, if enacted, could have a material adverse effect on our business prospects.

     In 2000, we obtained the exclusive right to sell and distribute Chrysalin outside the United States by amending our original sublicense with Chrysalis. Outside the United States, our ability to market a product candidate is contingent upon receiving marketing authorization from the appropriate regulatory authorities in each country in which we plan to distribute our potential products. Each foreign country has its own regulations regarding authorization to market new drugs within the country. We are currently most interested in future marketing in developed countries in Asia and the European Community. At present, marketing authorization is centralized at the national level in these foreign countries and the European Community currently uses procedures granting “mutual recognition” of marketing authority if a product has already satisfied safety, quality and efficacy standards in another member country of the European Community. The European Community is refining its drug authorization procedures on a regular basis. These foreign regulatory approval processes require similar time, effort and resources, and involve all of the risks associated with FDA clearance discussed above.

Competition

     The biopharmaceutical industry is characterized by intense competition. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals that compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and patients, which may affect our ability to complete our research studies.

     We believe that current competing technologies in tissue regeneration have focused on three primary areas:

•	Single recombinant growth factor proteins. These proteins are naturally produced by the body to regenerate cells. The proteins are grown in laboratories and then extracted from host cells and processed for distribution to the patient. Examples of these include platelet derived growth factor and keratinocyte growth factor proteins.

•	Osteoconductive matrices. Osteoconductive matrices are a variety of substances that function as a replacement for the damaged tissue, but because they do not stimulate growth of new tissue, they rely on the body’s natural healing process to graft the matrices to the damaged tissue area.

•	Cell-based therapeutics. Cell-based therapeutics involve the extraction of materials from a patient, growing the materials in a lab and then reintroducing the resultant materials back into the patient. Research in this area is particularly intensive in the search for universal donor materials, which would eliminate the need to customize the therapy to each patient. Scientists have been exploring stem cell and artificial tissue as possible sources of universal donor sources.

     We believe that Chrysalin has a competitive advantage over these therapies in safety, efficacy and cost. Chrysalin’s mode of operation resembles that of a growth factors. However, instead of impacting a single cell pathway, Chrysalin stimulates a cascade of growth factor to be released by the body in the proper combination, amounts and timing.

     Fracture Repair

     As the concept of treatment of fracture repair, spine fusion and cartilage defect repair through biotechnology and biopharmaceuticals gains momentum, we anticipate seeing more companies researching new products. However, to date, we are not aware of any product which has received approval to be marketed for acceleration of fracture repair. A number of companies are conducting pre-clinical animal trials to evaluate potential products.

     Spine Fusion

     We believe the leading technology in the spinal fusion area is bone morphogenetic proteins (“BMPs”), genetically engineered versions of human proteins that form new bone. Medtronic Sofamor Danek currently markets RhBMP-2 for spine fusion with approximately $140 to $150 million in annual sales. Wyeth/Genetics Institute is expected to receive FDA approval to market RhBMP-2 for long bone fractures. BMPs are human proteins that are grown in host cells in a laboratory and then extracted from the host cells and processed for distribution to human patients. The growth, extraction and other processes required to produce sufficiently stable BMPs for distributions and use are expensive. Consequently, BMPs cost approximately $5,000 per dose and often multiple doses are needed for a therapy. In contrast, we plan to market Chrysalin for this use, if regulatory approval ultimately is obtained, at a cost of approximately $500 per treatment.

     Cartilage Repair and Ligament and Tendon Repair

     In the field of cartilage repair, our potential Chrysalin product is currently in preclinical animal studies. There are currently no FDA approved products specifically indicated for the treatment of cartilage defect repair. Currently the product Cartesil from Genzyme, which is a tissue repair product, has been approved for general use, and is being used for this indication. However, the use of Cartesil requires cells to be removed from the patient’s healthy cartilage and combined with Cartisil in the lab, and then implanted back into the patient. This type of cellular based therapy requires some lead time before the patient receives his implant, which has prompted researchers to look for universal donors through stem cell research and explore artificial tissue possibilities. Technical as well as political hurdles have hindered stem cell research. In the area of ligament and tendon repair, we are unaware of any bioactive products available that have been approved by the FDA for this indication.

Discontinued or Divested Products

     Bone Growth Stimulation Devices Business

     With the divestiture of our bone growth stimulation devices business in November 2003, we sold all of our bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic® and our fracture fixation devices, OrthoFrame® and OrthoFrame/Mayo. This business comprised all of our revenue producing operations. Spinalogic and OrthoFrame are federally registered marks that we sold with this business to the buyer, dj Orthopedics, LLC. Our financial results reflect sales of bone growth stimulation devices as discontinued operation through November 2003.

     Continuous Passive Motion

     In July 2001 we sold our continuous passive motion (“CPM”) business. CPM devices provide controlled, continuous movement to joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following orthopedic trauma or surgery. The products are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications. Our financial results reflect sales of the CPM devices through July 11, 2001.

     Ancillary Orthopedic Products

     Along with the July 2001 sale of our CPM business, we sold our ancillary orthopedic product lines of bracing, electrotherapy, cryotherapy and dynamic splinting products. The bracing line included post-operative, custom and pre-sized functional and osteoarthritis models. Postoperative braces are used in the early phases of post-surgical rehabilitation, while functional braces are applied as the patient returns to work or sports activities. Cryotherapy is used to cool the operative or injured site in order to prevent pain and swelling. The electrotherapy line consisted of TENS, NMES, high volt pulsed current, interferential, and biofeedback units.

     Hyalgan (sodium hyaluronate)

     We began selling Hyalgan to orthopedic surgeons in July 1997 under a Co-Promotion Agreement with Sanofi Syntholabs, Inc. (“Sanofi”). In October 2000, Sanofi and OrthoLogic announced that both parties had mutually agreed to terminate this agreement. In connection with the early termination, we received an up-front cash payment, financial incentives to complete the transition of the business through December 2000, and continuing royalties through 2002.

Marketing and Sales

     After the divestiture of our bone growth stimulation devices business in November 2003, we are focused on the research and development of Chrysalin, which is not yet available for sale and which we do not expect to be available for sale for some time into the future. Thus, we currently have no marketing or sales staff. Some of our research and development staff provide some technical marketing support relating to the development of, and market need for, new potential products and additional therapeutic applications of products already under research.

Research and Development

     Our research and clinical affairs department consists of approximately 19 employees who are assisted by consultants from the academic and medical practitioner fields. Our research and clinical affairs staff employees have extensive experience in the areas of biomaterials, bioengineering, animal modeling, cellular and molecular biology, clinical trial design, and data management. Our clinical affairs department designs, initiates investigative sites for, monitors, and manages the data on the clinical trials for the Chrysalin product platform. Currently, our staff is focused predominantly on our Phase 3 clinical trial for Chrysalin for fracture repair, our Phase 1/2 clinical trial for a spinal fusion indication, and pursuing further pre-clinical studies in articular cartilage repair. The staff also supports and monitors outsourced research projects at academic and commercial institutions, where approximately one half of our research is performed.

     Fracture Repair

     Our fracture repair studies currently underway focus on isolating and identifying exact functions of Chrysalin in acceleration of fracture repair, and what genes are stimulated by the injection of the Chrysalin peptide. We are also conducting exploratory studies in bone defect repairs and distraction osteogenesis, the medical procedure of slowly moving apart two bone segments in a way that allows new bone tissue to grow to fill the gap. Our analysis of the effect of Chrysalin at the genetic level is performed using gene array and quantitative PCR technology, with this work performed both in house at OrthoLogic and in collaboration with academic institutions. Segmental defect, distraction osteogenesis and non-union experiments are performed by collaborators at academic institutions. Preclinical segmental defect studies are meant to mimic reconstructive surgical procedures. These studies provide information on advanced formulations of Chrysalin and potential new clinical indications to investigate. Distraction osteogenesis is a technique that is used to replace lost segments of bone due to severe injury, or to correct congenital deformity. Preclinical studies on non-union fractures address the effects of Chrysalin to heal fractures that do not heal in the normal expected time. Positive results in these studies may provide additional clinical indications for Chrysalin.

Spine Fusion

     Our clinical studies on spine fusion address questions of formulation and efficacy when the Chrysalin peptide is used in conjunction with allograft bone in spine fusion surgeries. All of these studies are performed by collaborators at academic institutions, with the experimental study design provided by OrthoLogic scientists.

     Cartilage Defect and Repair; Tendon and Ligament Repair

     All our pre-clinical cartilage repair studies are performed at academic institutions. The goal of these studies is to understand the way Chrysalin works to stimulate cartilage defect repair as well as to address formulation questions. Pre-clinical ligament and tendon repair studies are slated to begin this year and will be conducted in collaboration with academic institutions.

     Chrysalis Milestone Payments

     A portion of our research and development expense is for milestone payments to Chrysalis under our license agreements. In 2000, we paid Chrysalis $2.0 million to extend our license agreement to include all Chrysalin orthopedic indications worldwide. In July 2001, we paid $1.0 million to Chrysalis to extend our worldwide license for Chrysalin to include the rights for orthopedic “soft tissue” indications, including cartilage, tendon and ligament repair. In March 2002, we made a $500,000 milestone payment to Chrysalis for receiving authorization from the FDA to begin a Phase 1/2 trial for spinal fusion. In early 2003, we made a milestone pre-payment of $250,000 required for a potential IND using Chrysalin for a cartilage defect repair indication. The license agreement with Chrysalis requires us to pay certain other additional milestone payments and royalties, based upon our development of Chrysalin and achievement of commercial success.

     Our research and development expenditures on these programs totaled $9.0 million, $3.5 million and $3.5 million in the years ended December 31, 2003, 2002 and 2001, respectively.

     For more information about the status of our clinical trials, see “Chrysalin product platform” above in this Item 1.

Manufacturing

     Currently third parties certified under Good Manufacturing Practices manufacture Chrysalin for us in limited amounts because Chrysalin is currently still in clinical trial phases and is not sold to the public. We and Chrysalis use a primary manufacturer for Chrysalin, but have secondary manufacturers available as needed.

Patents, Licenses and Proprietary Rights

     We have a worldwide, exclusive sublicense agreement with Chrysalis BioTechnology, Inc. for all orthopedic hard and soft tissue applications for the duration of the underlying patents. Our sublicense is conditioned upon our continued ability to meet certain development milestones and payment of royalties. The Chrysalin patents are licensed from the University of Texas to Chrysalis BioTechnology, Inc. through an exclusive license agreement. Dr. Darrell Carney, the University of Texas professor who developed the Chrysalin peptide, remains a professor at the University of Texas and owns an equity interest in and oversees the business operations of Chrysalis BioTechnology, Inc. As part of the license between Chrysalis and the University of Texas, all derivative inventions related to the Chrysalin peptide created by Dr. Carney are automatically added to the license agreement and thus to our sublicense agreement if the new invention relates to orthopedic hard and soft tissue. Chrysalin has been patented in the United States and in foreign countries for a number of methods of use, including cardiovascular and chronic wound in addition to orthopedic indications. The patents for hard and soft tissue repair expire between 2011 and 2024.

Chrysalin is a registered United States domestic trademark of Chrysalis BioTechnology, Inc.

OrthoLogic is a registered United States domestic trademark of OrthoLogic Corp.

Insurance

     Our business entails the risk of product liability claims. We maintain a product liability and general liability insurance policy, a special clinical trial insurance policy and an umbrella excess liability policy. There can be no assurance that liability claims will not exceed the coverage limit of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. Consequently, product liability claims or claims arising from our clinical trials could have a material adverse effect on our business, financial condition and results of operations. We have not experienced any liability claims to date resulting from our clinical trials or from our bone growth stimulation device business that we sold in November of 2003. To date, liability claims arising from our sale of CPM devices, prior to the divesture of the CPM business in July 2001, have not been material.

Employees

     As of December 31, 2003, we had 33 employees in our operations, including 19 employees in research and development, nine in finance and administration and five in facilities and maintenance for our building. Our smaller employee base reflects our new focus on drug development following the sale of our bone growth stimulation device business in November 2003. As a pure research and development business, we believe that the success of our business will depend, in part, on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants. We face competition from private companies and public institutions for qualified research personnel. None of our employees are represented by a union and we consider our relationship with our employees to be good. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks of our Business.”

Item 2. Properties

     We lease a facility in Tempe, Arizona. This approximately 100,000 square foot facility is designed and constructed for industrial purposes and is located in an industrial district. It is the same facility we leased prior to our November 2003 divestiture of our bone growth stimulation device business. Following the divestiture, we subleased approximately 35,000 square feet of the facility to dj Orthopedics, LLC, the company which purchased our bone growth stimulation device business. We previously subleased approximately 13,500 square feet of the building through June 2005 to another company. We believe the facility is well-maintained and adequate for use in the foreseeable future. We believe the remainder of the facility that we are using is suitable for our purposes and is effectively utilized. The table below sets forth certain information about our facility.

Approx.
Location	Square Feet	Lease Expires	Description	Principal Activity

Tempe	80,000 useable (1)	11/07	2-story, in an	Assembly,
			industrial park	Administration

(1)  Approximately 17% of the facility is subleased through June 2005 to a third party and approximately 44% is subleased to dj Orthopedics, LLC through November 2004.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     We held a special meeting of the stockholders on November 26, 2003 to vote on a single proposal, a resolution for the sale of substantially all of the assets comprising our bone growth stimulation device business to dj Orthopedics, LLC. The proposal was approved by the vote of our stockholders. Of the 33,143,384 shares eligible for voting, 18,963,040 were voted in favor of the proposal, 222,588 were voted against the proposal and 44,596 abstained. The remainder was comprised of 13,913,160 non-votes.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

     Our common stock commenced trading on the NASDAQ National Market on January 28, 1993 under the symbol “OLGC.” The bid price information set forth in the table below is derived from the NASDAQ Monthly Statistical Report, represents quotations by dealers, may not reflect applicable markups, markdowns or commissions and does not necessarily represent actual transactions.

	2003		2002

	High	Low	High	Low

First Quarter	$4.05	$3.28	$5.74	$4.47
Second Quarter	$4.53	$3.30	$5.95	$4.51
Third Quarter	$6.07	$4.63	$5.50	$3.69
Fourth Quarter	$7.85	$5.45	$4.25	$3.22

     As of March 8, 2004, 34,517,569 shares of our common stock were outstanding and held by approximately 1,086 stockholders of record.

     Dividends. We have never paid a cash dividend on our common stock. Our Board of Directors currently anticipates that all of our earnings, if any, will be retained for use in our business and does not intend to pay any cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

     The selected financial data for each of the five years in the period ended December 31, 2003, is derived from our audited financial statements. The selected financial data should be read in conjunction with the financial statements, related notes to the financial statements and other financial information appearing elsewhere in this annual report on Form 10-K, and the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We sold our CPM business unit on July 11, 2001, and our bone growth stimulation device business on November 26, 2003. The financial data as presented below reflects the gain on the sale of the bone growth stimulation device business and its results of operations prior to the sale as discontinued operations.

STATEMENTS OF OPERATIONS DATA
(in thousands, except per share amounts)

	Years Ended December 31,

	2003(1)	2002(2)	2001(3)	2000(4)	1999

Total net revenues	$—	$2,230	$31,879	$69,570	$71,159

Total cost of revenues	—	—	5,811	14,103	15,947
Operating expenses
Selling, general and administrative	4,331	4,576	29,274	55,872	48,973
Research and development	9,008	3,488	3,460	4,112	2,191
Restructuring and other charges	—	—	—	—	(216)
Legal settlement	—	—	—	4,499	—
Write-off of goodwill	—	—	—	23,348	—
Net gain from discontinuation of co-promotion agreement	—	—	—	(844)	—
CPM divestiture and related gains	(743)	(1,047)	14,327	—	—

Total operating expenses	12,596	7,017	47,061	86,987	50,948

Operating (loss) income	(12,596)	(4,787)	(20,993)	(31,520)	4,264
Other income	568	706	682	451	225

(Loss) income from continuing operations before taxes	(12,028)	(4,081)	(20,311)	(31,069)	4,489
Income taxes (benefit)	(4,414)	(1,571)	(2,778)	42	1,614

Net (loss) income from continuing operations	(7,614)	(2,510)	(17,533)	(31,111)	2,875

Net gain on the sale of the Bone Device Business, net of taxes $5,205	72,692	—	—	—	—
Income (loss) from the operations of the Bone Device Business net of taxes $4,414, $1,577, $2,790, ($54), ($1,672) respectively	7,358	8,119	4,438	(79)	(2,637)

Net income (loss) from discontinued operations	80,050	8,119	4,438	(79)	(2,637)
Accretion of non-cash preferred stock dividend	—	—	—	—	(824)

Net income (loss) applicable to common stockholders	$72,436	$5,609	$(13,095)	$(31,190)	$(586)

Net (loss) income from continuing operations
Basic	$(0.23)	$(0.08)	$(0.56)	$(1.04)	$0.11

Diluted	$(0.23)	$(0.08)	$(0.56)	$(1.04)	$0.11

Net income (loss) from discontinued operations
Basic	$2.43	$0.25	$0.14	$(0.00)	$(0.10)

Diluted	$2.38	$0.24	$0.14	$(0.00)	$(0.10)

Net income (loss)
Basic	$2.20	$0.17	$(0.42)	$(1.04)	$(0.02)

Diluted	$2.16	$0.17	$(0.42)	$(1.04)	$(0.02)

Basic shares outstanding	32,970	32,642	31,464	29,855	26,078
Equivalent shares	613	731	—	—	—

Diluted shares outstanding	33,583	33,373	31,464	29,855	26,078

1.	On November 26, 2003, we completed the sale of all the assets and related liabilities of our bone growth stimulation device business (which we also call our “Bone Device Business”). The Bone Device Business comprised all our revenue generating operations. Our financial statements for the year ended December 31, 2003 include the results of operations prior to the divestiture and the related gain on the sale as discontinued operations.

Total operating expenses in 2003 were reduced by $743,000 as a result of settlement payments received against the contingent payment due from the buyer of the CPM business and additional collections of the accounts receivable balances which are fully reserved.

2.	Total operating expenses in 2002 were reduced by $1.0 million as a result of better than anticipated collection of CPM accounts receivable than had been originally estimated when the CPM business was sold in July 2001. Also, during 2002 we paid a $500,000 milestone payment to Chrysalis that was recorded as a research and development expense.

3.	The net loss in 2001 includes $14.3 million of CPM divestiture and related charges, and a $1.0 million payment to Chrysalis recorded as research and development expense for a license extension for Chrysalin.

4.	The net loss in 2000 includes charges of $4.5 million for the class action legal settlement and other legal settlements; $27.8 million of additional expenses related to the CPM business composed of the write-off of impaired goodwill, adjustments to accounts receivable, and other legal settlements; and $2.0 million of research and development expense paid to Chrysalis to obtain additional Chrysalin rights. Also, during 2000 we recorded an $844,000 net gain from the discontinuation of the Co-Promotion Agreement for Hyalgan.

BALANCE SHEET DATA
(in thousands)

	Years Ended December 31,

	2003	2002	2001	2000	1999

Working capital	$112,679	$39,585	$40,039	$43,056	$40,865
Total assets	130,106	53,420	49,442	65,035	92,203
Long term liabilities, less current maturities	280	352	287	88	209
Stockholders’ equity	123,975	48,233	41,896	51,910	73,054

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     Prior to November 26, 2003, we developed, manufactured and marketed proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal bone and tissue, with particular emphasis on fracture healing and spine repair. Our product lines included bone growth stimulation and fracture fixation devices, which we sometimes refer to as our “Bone Device Business.”

     On November 26, 2003, we sold our Bone Device Business. Through this divestiture, we sold all of our current revenue producing operations and became a pure drug development company. Our principal business remains focused on the healing of musculoskeletal tissue, although through biopharmaceuticals approaches rather than through the use of medical devices. As of December 31, 2003, we had cash and cash equivalents of $84.4 million, short-term investments of $32.5 million and long-term investments of $4.2 million. We will be relying on these resources to fund the development, testing and commercialization of our Chrysalin product platform.

     Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair in bone and cartilage. We are currently enrolling patients into two Chrysalin product human clinical trials and have one potential product in late-stage pre-clinical development, and are planning the development for two additional areas of research. In 2004, we expect to approximately double our research and development expenses from our 2003 approximately $9 million level.

Critical Accounting Policies and Estimates

     Use of estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an on-going basis we evaluate these estimates, including those related to allowance for doubtful accounts, sales adjustments and discounts, investments, inventories, guarantees, income taxes, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions and believes its estimates are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Under different assumptions and conditions, actual results may differ from these estimates.

     Allowance for Doubtful Accounts: The allowance for doubtful accounts (approximately $556,000 and $3.1 million at December 31, 2003 and 2002, respectively) are based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. On a quarterly basis, we evaluate historical collection trends and track the percent of billings that are typically received by the first month after billing, the second month, etc. This quarterly analysis of collections allows us to develop trends and expectations for collection rates based on product, payor category and date of billing. If we identify any change in the collection rate or anticipate that future trends will not correspond to previous collection experience, the reserve is adjusted to correspond with the expected change. Prior to the divestiture of the Bone Device Business, we derived a significant amount of our revenues in the United States from third-party payors, including Medicare and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Accounts receivable are recorded at the expected or pre-authorized reimbursement rates. Billings are subject to review by third-party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments, or the other considerations underlying the estimates was to change, additional allowances might be necessary.

     Revenue recognition: Revenue is recognized for sales of the OL1000 and SpinaLogic products at the time the product is delivered to and accepted by the patient, as verified by the patient signing a “Patient Agreement Form” accepting financial responsibility. If the sale of either product is to a commercial buyer, a purchase order is required, and the revenue is recognized at the time of shipment to the commercial buyer. Our shipping terms are FOB shipping point. The amount of revenue recorded at the time of sale, net of sales discounts and contractual adjustments, is based on contractual terms. If we do not have a contract with the third-party payor then the amount of revenue recorded is the pricing expected to be approved by the third-party payor based on historical experience with that payor. We record differences, if any, between the net revenue amount recognized at the time of the sale and the ultimate pricing by the primary third-party payor as an adjustment to sales in the period we receive payment from the third-party payor or earlier if we become aware of circumstances that warrant a change in estimate. In the opinion of management, adequate allowances have been provided for sales discounts and contractual adjustments.

     We recognized royalties from the Co-Promotion Agreement of Hyalgan, based on a flat royalty fee of $5 for each unit distributed by Sanofi between January 1, 2001 and December 31, 2002, in accordance with the Termination Agreement with Sanofi.

     Inventory Valuation: Prior to the sale of the Bone Device Business, we wrote-down our inventory for inventory shrinkage and obsolescence. Inventory was written down to estimated market value based on a number of assumptions, including future demand and market conditions.

     Income Taxes: Under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in tax laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities.

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $6.3 million at December 31, 2003. The valuation allowance includes approximately $2.1 million for net operating loss carry forwards that relate to stock option compensation expense for income tax reporting purposes. Any utilization of these net operating loss carry forwards would be recorded as an increase to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $770,000 at December 31, 2003 will be realized as it relates to alternative minimum tax credits that do not expire. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

     We have accumulated approximately $13.8 million in federal and state net operating loss carryforwards (“NOLs”) and approximately $1.7 million of general business and alternative minimum tax credit carryforwards. The federal and state NOLs expire from 2007 to 2021.

     Discontinued Operations: Under FASB Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualifies as a component of the entity under the standard. Therefore, the gain on the sale of the Bone Device Business and related results of operations prior to the sale, including 2002 and 2001 results of operations, have been presented as discontinued operations in the financial statements.

     Liability for Representations and Warranties Made in Conjunction with the Sale of the Bone Growth Stimulation Device Business: Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” indemnifications, representations and warranties issued in conjunction with the sale of a business are required to be valued and recorded as a liability in the financial statements. We issued certain representations and warranties in conjunction with the sale of the Bone Device Business and determined the discounted fair value to be approximately $1.9 million. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow.

     Investment in Chrysalis: We own a minority ownership interest in Chrysalis BioTechnology, Inc., which we recorded at cost. Chrysalis is not publicly traded so it is difficult to determine the value of the investment. However, we do not believe the value of our investment has been impaired. Should sometime in the future the investment be determined to be permanently impaired, a charge to income would be recorded in the period such a determination is made.

Results of Operations Comparing Year Ended December 31, 2003 to 2002

     Overview: On November 26, 2003, we completed the sale of our Bone Device Business. During 2003, the Bone Device Business was the only revenue producing product line represented in the financial statements. Through this divestiture, we became a pure drug development company, focused on the clinical trials and pre-clinical research related to the Chrysalin product platform.

     Revenues, Cost of Revenues and Gross profits: We had no costs of revenues, cost of goods sold or gross profit for continuing operations in 2002 or 2003. The Bone Device Business revenue is included as discontinued operations and is presented reflecting only the net income under the line item “Income from Operations of Bone Device Business Net of Taxes” Hyalgan royalty revenue was $2.2 million in 2002. There were no additional royalties due to us beyond December of 2002. The Hyalgan royalties did not have any associated cost of sales.

     Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses related to our ongoing development operations decreased by 5.4% from $4.6 million to $4.3 million between fiscal years 2003 and 2002. Although the amounts are comparable, overall administrative spending was lower due to the anticipated sale of the Bone Device Business, offset by approximately $545,000 in compensation expense which we do not anticipate will recur. As we focus the company on our research and development efforts, there are other less significant SG&A costs recorded in 2003 that will be not recur in the following periods.

     Research and Development Expenses: Research and development expenses were $9.0 million in 2003 compared to $3.5 million in 2002. In early 2003, we made a $250,000 milestone pre-payment to Chrysalis that would have been due upon filing an investigational new drug application for a cartilage defect repair indication. The research and development expense for the year ended December 31, 2003 includes approximately $366,000 in compensation expense as a result of the acceleration of the vesting of stock options that will not be a recurring cost in future periods. In 2002, we paid a milestone payment of $500,000 to Chrysalis for receiving clearance from the FDA to begin a Phase 1/2 clinical trial for spinal fusion. During 2003, we began focusing on the research and development for the expansion of the Chrysalin product platform, in addition to our clinical trials. As we continue to expand these programs, our related expenses have increased significantly. During 2003, research and development expenses consisted primarily of Chrysalin related expenses, which include pre-clinical studies in cartilage defect repair, continuation of the Phase 1/2 human clinical trial under an IND for spinal fusion and the Phase 3 human clinical trial for an IND for fracture repair. In 2004, we expect to approximately double our research and development expenses from our approximately $9 million level in 2003.

     CPM Divestiture and Change in Estimated Collectability of CPM Receivables: In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We received $12.0 million in cash, with OrthoRehab, Inc. assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that we had recorded in our financial statements at a carrying value of approximately $20.7 million. We recorded a $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Under the CPM Asset Purchase Agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc.

     We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. We received cash payments of $583,000 during fiscal year 2003, which are included in the “CPM divestiture and related gains” line item on the Consolidated Statement of Operations for the 2003 year. The remaining $617,000 balance plus interest is scheduled to be paid over the next 27 months. Due to the uncertainty of future payments, income on the settlement is being recorded as cash is received.

     During 2003 and 2002, collection of the receivables remaining from the divested CPM business was better than anticipated. Based on the improved collection trends, we revised our estimates and increased the estimated total collection of the retained CPM accounts receivable by $160,000 and $1.0 million during fiscal years 2003 and 2002, respectively. The combination of settlement payments and the additional collection of the divested receivables is included in the “CPM divestiture and related gains” line item in the consolidated statement of operations.

     Other Income: Other income in 2003 and 2002 consisted primarily of interest income. Other income decreased from $706,000 in 2002 to $568,000 in 2003 primarily as a result of interest rates being lower during 2003.

     Discontinued operations of the Bone Device Business: On November 26, 2003, we completed the sale of the Bone Device Business assets and related liabilities (including the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo) to dj Orthopedics, LLC. We sold substantially all of the assets of the Bone Device Business (other than our Medicare accounts receivable, which were $1.2 million in the aggregate), including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists, intellectual property, certain agreements and contracts to dj Orthopedics. dj Orthopedics paid $93.0 million in cash at closing and assumed substantially all of the Bone Device Business trade payables and other current liabilities less payables in an amount approximately equal to the amount of retained Medicare receivables. Upon the closing of the sale we assigned and dj Orthopedics agreed to assume and perform the obligations outstanding on November 26, 2003, relating to the operation of the Bone Device Business (including various liabilities related to our employees).

     Of the $93.0 million we received in the sale, $7.5 million was placed in an escrow account. The funds were divided into two accounts: $7.0 million from which dj Orthopedics is eligible for indemnity and breach of contract claims, if any, may be paid and $0.5 million from which a portion of the agreed upon incentive stay bonuses will be paid by dj Orthopedics to former OrthoLogic executives on the first anniversary of the closing. The remaining funds in the $7.0 million escrow account, in excess of the amount of any pending claims, will be released to us on the second anniversary of the closing. The amount included in escrow receivable is net of the $1.9 million liability related to the fair value of the guarantees and indemnifications.

     The transaction was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and employees who were retained had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever is earlier.

     The sale of the Bone Device Business is accounted for as discontinued operations. The gain on the sale and the income from the divested business, and related tax effects are summarized as discontinued operations on the consolidated statement of operations. Included in the discontinued operations is the net gain on the sale of the Bone Device Business of $72.7 million, and the net income from the Bone Device Business of $7.4 million resulting from the 11 months of operations through November of 2003, both of which are net of taxes.

     The accompanying 2003 consolidated statement of operations includes a pretax charge of approximately $5.1 million for costs related to the sale in the “Net gain on the sale of the Bone Device Business” and is comprised of approximately $200,000 for costs associated with the employees hired in relation to the sale, related benefits, and the fair value of the guarantees and indemnifications for the sale of $1.9 million that was recorded as a reduction to the escrow receivable. Additional costs incurred with the sale were for the legal and accounting fees, the fairness opinions, and various other exit fees totaling $3.0 million.

     Net Income (Loss): We had net income in 2003 of $72.4 million compared to net income of $5.6 million in 2002. The net income in 2003 is comprised primarily of the net gain on the sale of the Bone Device Business of $72.7 million, the income of $7.4 million from the discontinued operations of the Bone Device Business, and ($7.6) million was the loss resulting from the continuing operations.

Results of Operations Comparing Year Ended December 31, 2002 to 2001

     Revenues, Cost of Revenues: The net revenues for the CPM business were $28.9 million in 2001, with no CPM revenue in 2002, due to the divestiture of the CPM business in July of 2001. Hyalgan royalty revenue was $2.2 million in 2002 compared to $3.0 million in 2001, reflecting the termination of the distribution contract for Hyalgan in the fourth quarter of 2000. Under the distribution contract, we had exclusive rights to market Hyalgan to orthopedic surgeons in the United States. In 2000, we and Hyalgan’s producer mutually decided to terminate this distribution agreement and provided for certain royalty payments to continue to us through 2002. The Hyalgan royalties had no associated cost of revenues to report in 2002. The cost of revenue in 2001 included $5.8 million for the divested CPM products.

     Gross Profit: Gross profit from the disvested CPM business and the Hyalgan royalties in 2001 was $26.1 million.

     Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses related to our ongoing development operations were $4.6 million in 2002. We recorded a charge of $400,000 in 2002 to establish a reserve for sub-lease space anticipated to be vacant after the purchaser of the CPM business vacated the building at the conclusion of its lease.

     Research and Development Expenses: Research and development expenses were $3.5 million in 2002 compared to $3.5 million in 2001. In 2002, we paid a milestone payment of $500,000 to Chrysalis for receiving clearance from the FDA to begin a Phase 1/2 clinical trial for spinal fusion. In 2001, we paid $1.0 million to Chrysalis to extend its worldwide license to include the rights to orthopedic “soft tissue” indications, including cartilage, tendon and ligament repair. A significant portion of the 2002 and 2001 research and development expense is attributed to the continuation and expansion of the Chrysalin clinical trials. Research and development expenses for 2002 are primarily for the overall Chrysalin product platform, which include pre-clinical studies in cartilage and continuation of the Phase 1/2 human clinical trial under an IND for spinal fusion and the Phase 3 human clinical trial for an IND for fracture repair.

     CPM Divestiture and Change in Estimated Collectability of CPM Receivables: In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We received $12.0 million in cash, with OrthoRehab, Inc. assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that we had recorded in our financial statements at a carrying value of approximately $20.7 million. We recorded a $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Under the CPM Asset Purchase Agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc. We settled litigation over the $2.5 million payment and other matters in April 2003.

     During 2002, collection of the receivables remaining from the divested business was better than anticipated. Based on the improved collection trends, we revised our estimates and increased the estimated total collection of the retained CPM accounts receivable by $1.0 million during fiscal year 2002. The combination of settlement payments and the additional collection of the divested receivables is included in the “CPM divestiture and related gains” line item in the consolidated statement of operations.

     In connection with the sale of the CPM business, we notified approximately 331 of our 505 employees that their positions were being eliminated. The consolidated statement of operations for the year ended December 31, 2001 included a charge of approximately $3.3 million in the “CPM divestiture and related gains” total for severance and related benefits. We also recorded additional exit charges of approximately $1.4 million for CPM commissions, write offs of prepaid rents, space build out costs relating to the purchaser’s sublease and other similar charges, and other CPM related prepaid expenses for which no future benefits were expected to be received. These additional exit costs were also included in the “CPM divestiture and related gains” total in the 2001 statement of operations.

     Other Income: Other income in 2002 and 2001 consisted primarily of interest income. Other income increased from $682,000 in 2001 to $706,000 in 2002 as a result of interest earned on the proceeds from the mid year sale of the CPM business.

     Net Income (Loss): We had net income in 2002 of $5.6 million compared to a net loss of $13.1 million in 2001. The net income in 2002 was the result of the (1) higher net income as a result of the increased sales of the Bone Device Business reflected in the $8.1 million in net income from discontinued operations, (2) non-recurring

Hyalgan royalty revenues of $2.2 million with no associated cost of revenue expenses and (3) a recovery of $1.0 million of CPM receivables previously estimated as unrecoverable.

Liquidity and Capital Resources

     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. With the sale of our Bone Device Business, we sold all of our current revenue producing operations. We received approximately $93.0 million in cash from the sale of our Bone Device Business. At December 31, 2003 we had cash and cash equivalents of $84.4 million, short-term investments of $32.5 million, and long-term investments of $4.2 million.

     During 2003 cash and cash equivalents increased approximately $73.0 million. We received proceeds, net of amounts included in escrow, of $85.5 million from the sale of the Bone Device Business. The proceeds were reduced by approximately $3.0 million paid for costs related to the sale and a net increase in investments of approximately $12.0 million. We received $2.5 million of proceeds from the exercise of stock options.

     With the sale of our Bone Device Business we terminated our $4.0 million accounts receivable-based line of credit. We had not utilized this line of credit. At the time of termination, we were in compliance with all financial covenants.

     We do not expect to make significant capital investments in 2004 but anticipate additional research and development expenditures related to the current clinical trials for Chrysalin in fresh fracture repair, spinal fusion and further studies in articular cartilage repair. With this additional research and our expectation that we will complete enrollment of our Phase 3 human clinical trials fracture repair in 2004, we expect to approximately double our research and development expenses from our 2003 levels of approximately $9 million. We anticipate that our cash and short term investments will be sufficient to meet our presently projected cash and working capital requirements for the next 12 months. However, the timing and amounts of cash used will depend on many factors, including our ability to continue to control our expenditures related to our current research and development programs. If we decide to expand our clinical trials or if we consider other opportunities in the market our expense levels may change, which could require us to seek other sources of revenue.

     On March 6, 2003, we announced that the Board of Directors had authorized a repurchase of up to one million shares of the outstanding shares of our common stock over the next twelve months. No shares were repurchased in the market.

     The following table sets forth all known commitments as of December 31, 2003 and the year in which these commitments become due or are expected to be settled (in thousands):

		Accounts Payable
Year	Operating Leases	and Accrued Liabilities	Total

2004	$1,078	$5,851	$6,929
2005	$1,078	—	$1,078
2006	$1,078	—	$1,078
2007	$989	—	$989

Total	$4,223	$5,851	$10,074

     Approximately 17% of the leased facility is subleased through June 2005 and another approximately 44% is subleased through November of 2004, payments from which will offset a portion of the lease commitments listed above.

Risks

     OrthoLogic may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Annual Report on Form 10-K contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	unfavorable results of our product candidate development efforts;

•	unfavorable results of our preclinical or clinical testing;

•	delays in obtaining, or failure to obtain FDA approvals;

•	increased regulation by the FDA and other agencies;

•	the introduction of competitive products;

•	impairment of license, patent or other proprietary rights;

•	failure to achieve market acceptance of our products;

•	the impact of present and future collaborative agreements; and

•	failure to successfully implement our drug development strategy.

     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, business strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Risks of our Business

We are a biopharmaceutical company with no revenue generating operations and high investment costs.

     On November 26, 2003, we sold all of our revenue generating operations to become a pure drug development company. We are now focused on developing and testing the product candidates in our Chrysalin product platform and have allocated most of our resources to bringing these product candidates to the market. We may invest in other orthobiologic or complementary technology in the future, but we have no current specific plans to do so at this time. We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase as we expand our research and development activities and incur significant expenses for clinical trials. Our cash reserves, including the cash received from the sale of our bone growth stimulation device business in November 2003, are the primary source of our working capital. We do not expect to receive any revenue from product sales unless and until we receive regulatory approval and begin commercialization of our product candidates. We cannot predict when that will occur or if it will occur.

Our product candidates are in various stages of development and may not be successfully developed or commercialized.

     We currently do not sell any products. We are subject to the risk that:

•	the FDA finds some or all of our product candidates ineffective or unsafe;

•	we do not receive necessary regulatory approvals;

•	we are unable to get some or all of our product candidates to market in a timely manner;

•	we are not able to produce our product candidates in commercial quantities at reasonable costs;

•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or

•	the patient and physician community does not accept our products.

     In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;

•	undesirable side effects which delay or extend the trials;

•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;

•	regulatory delays or other regulatory actions;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our preclinical testing or clinical trials;

•	change in the focus of our development efforts; and

•	re-evaluation of our clinical development strategy.

     We cannot predict whether we will successfully develop and commercialize any of our product candidates. If we fail to do so, we will not be able to generate revenue.

Our product candidates are all based on the same chemical peptide, Chrysalin. If one of our product candidates reveals safety or fundamental inefficacy issues in clinical trials, it could impact the development path for all our other current product candidates.

     The development of each of our product candidates in the Chrysalin product platform is based on our knowledge and understanding of how the human thrombin molecule contributes to the repair of soft tissue and bone. While there are important differences in each of the product candidates in terms of their purpose (fracture repair, spine fusion, cartilage repair, etc.), each product candidate is focused on accelerating the repair of soft tissue and bone and is based on the ability of Chrysalin to mimic specific attributes of the human thrombin molecule to stimulate the body’s natural healing processes.

     Since we are developing the product candidates in the Chrysalin product platform in parallel, we expect to learn from the results of each trial and apply some of our findings to the development of the other product candidates in the platform. If one of the product candidates has negative clinical trial results or is shown to be ineffective, it could impact the development path or future development of the other product candidates in the platform. If we find that one of the biopharmaceutical product candidates is unsafe, it could impact the development of our other product candidates in clinical trials.

If we fail to meet our obligations under our license agreements, or our license agreements are terminated for any other reason, we may lose our rights to use the Chrysalin technology.

     Our rights to the development, use and marketing of all of our therapeutic products within the Chrysalin product platform are governed by a series of licensing agreements from Chrysalis BioTechnology, Inc. Chrysalis BioTechnology, Inc., which is still managed by the University of Texas professor who discovered the peptide, has a license for the exclusive worldwide rights to Chrysalin from the University of Texas. As part of our acquisition of a minority interest in Chrysalis, Chrysalis granted a sublicense to us with worldwide rights to use Chrysalin for all orthopedic indications. We extended our worldwide license for Chrysalin to include the rights for orthopedic “soft tissue” indications including cartilage, tendon and ligament repair. Our failure to achieve milestones, or meet any of our financial or other obligations under these licensing agreements could result in the loss of our rights to Chrysalin. If we lose our rights to Chrysalin under any of these license agreements, we would be unable to continue our product development programs and our business and prospects would be materially harmed.

If we cannot protect the Chrysalin patent or our intellectual property generally, our ability to develop and commercialize our products will be severely limited.

     Our success will depend in part on Chrysalis’, the University of Texas’ and our ability to maintain and enforce patent protection for Chrysalin and each product resulting from Chrysalin. Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products would then be diminished.

     Chrysalin is patented and there have been no successful challenges to the Chrysalin patent. However, if there were to be a challenge to the patent or any of the patents for product candidates, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by the patent claims. Any litigation, whether to enforce our rights to use our or our licensors’ patents or to defend against allegations that we infringe third party rights, will be costly, time consuming, and may distract management from other important tasks.

     As is commonplace in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. To the extent our employees are involved in research areas which are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management and which may have a material adverse effect on us, even if we are successful in defending such claims.

     We also rely in our business on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, we cannot assure you that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could adversely affect us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies.

Some of our product candidates are in early stages of development and may never be commercialized.

     Research, development and pre-clinical testing are long, expensive and uncertain processes. Other than indications for fracture repair and spine fusions, none of our other Chrysalin product candidates has reached clinical trial testing. Our development of Chrysalin for the repair of cartilage defects, ligaments and tendons is currently in pre-clinical testing or the research stage. Our future success depends, in part, on our ability to complete pre-clinical development of these and other product candidates and advance them to the clinical trials.

     If we are unsuccessful in advancing our early stage product candidates into clinical testing for any reason, our business prospects will be harmed.

The loss of our key management and scientific personnel may hinder our ability to execute our business plan.

     As a small company with 34 employees, our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials. We are highly dependent on the services of our key scientific employees, as well as the other principal members of our management staff. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of such individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

We face an inherent risk of liability in the event that the use or misuse of our products results in personal injury or death.

     The use of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims, which could result in financial losses. Our clinical liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources and adversely impact or eliminate the prospects for commercialization of the product which is the subject of any such claim.

Our stock price is volatile and fluctuates due to a variety of factors.

     Our stock price has varied significantly in the past and may vary in the future due to a number of factors, including:

•	fluctuations in our operating results;

•	developments in litigation to which we or a competitor is subject;

•	announcements and timing of potential acquisitions, divestitures, and conversions of preferred stock,

•	announcements of technological innovations or new products by us or our competitors;

•	FDA and international regulatory actions;

•	actions with respect to reimbursement matters;

•	developments with respect to our or our competitors’ patents or proprietary rights;

•	public concern as to the safety of products developed by us or others;

•	changes in health care policy in the United States and internationally;

•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally; and

•	general market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our stock.

Risks of our Industry

We are in a highly regulated field with high investment costs and high risks.

     Our Chrysalin product platform is currently in the human testing phase for two potential products and earlier preclinical testing phases for two other potential products. The U.S. Food and Drug Administration (“FDA”) and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Chrysalin, as a new drug, is subject to the most stringent level of FDA review.

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

The results of our late stage clinical trials may be insufficient to obtain FDA approval.

     Positive results from preclinical studies and early clinical trials do not ensure positive results in more advanced clinical trials. If we are unable to demonstrate that a product candidate will be safe and effective in advanced clinical trials involving larger numbers of patients, we will be unable to submit the NDA necessary to receive approval from the FDA to commercialize that product.

     We are currently conducting a Phase 3 human clinical trial on Chrysalin for fracture repair indications. We expect to have enrollment for the trial completed by the summer of 2004. If we fail to achieve the primary endpoints in this Phase 3 clinical trial or the results are ambiguous, we will have to determine whether to redesign our Chrysalin fracture repair product candidate and our protocols and continue with additional testing, or cease activities in this area. Redesigning the product could be extremely costly and time-consuming. A substantial delay in obtaining FDA approval or termination of the Chrysalin fracture repair product candidate could result in a delay in our ability to generate revenue.

Patients may discontinue their participation in our clinical studies, which may negatively impact the results of these studies and extend the timeline for completion of our development programs.

     As with all clinical trials, we are subject to the risk that patients enrolled in our clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events, which may or may not be judged related to our product candidates under evaluation. We are subject to the risk that if a large number of patients in any one of our studies discontinue their participation in the study, the results from that study may not be positive or may not support an NDA for regulatory approval of our product candidates.

     In addition, the time required to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population;

•	the nature of the clinical protocol requirements;

•	the diversion of patients to other trials or marketed therapies;

•	our ability to recruit and manage clinical centers and associated trials;

•	the proximity of patients to clinical sites; and

•	the patient eligibility criteria for the study.

Even if we obtain marketing approval, our products will be subject to ongoing regulatory oversight, which may affect our ability to successfully commercialize any products we may develop.

     Even if we receive regulatory approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product is marketed or require costly post-marketing follow-up studies. After we obtain marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory agencies. The subsequent discovery of previously unknown problems with the product, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

     If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Our product candidates may not gain market acceptance among physicians, patients and the medical community.

     Even if we obtain regulatory approval for our products, market acceptance will depend on our ability to demonstrate to physicians and patients the benefits of our products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy, the pricing of our products and the reimbursement policies of government and third-party payors. Physicians may not prescribe our products, and patients may determine, for any reason, that our product is not useful to them. If any of our product candidates fails to achieve market acceptance, our ability to generate revenue will be limited.

Our success also depends on our ability to operate and commercialize products without infringing on the patents or proprietary rights of others.

     Third parties may claim that we or our licensors or suppliers are infringing their patents or are misappropriating their proprietary information. In the event of a successful claim against us or our licensors or suppliers for infringement of the patents or proprietary rights of others, we may be required to, among other things:

•	pay substantial damages;

•	stop using our technologies;

•	stop certain research and development efforts;

•	develop non-infringing products or methods; and

•	obtain one or more licenses from third parties.

     A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If we or our licensors or suppliers are sued for infringement, we could encounter substantial delays in, or be prohibited from, developing, manufacturing and commercializing our product candidates.

The pharmaceutical industry is subject to stringent regulation, and failure to obtain regulatory approval will prevent commercialization of our products.

     Our research, development, preclinical and clinical trial activities and the manufacture and marketing of any products that we may successfully develop are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the United States and abroad. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain, and any such regulatory approvals may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential.

     In order to obtain FDA approval to commercialize any product candidate, an NDA must be submitted to the FDA demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication. Our regulatory submissions may be delayed, or we may cancel plans to make submissions for product candidates for a number of reasons, including:

•	negative or ambiguous preclinical or clinical trial results;

•	changes in regulations or the adoption of new regulations;

•	unexpected technological developments; and

•	developments by our competitors that are more effective than our product candidates.

     Consequently, we cannot assure you that we will make our submissions to the FDA in the timeframe that we have planned, or at all, or that our submissions will be approved by the FDA. Even if regulatory clearance is obtained, post-market evaluation of our products, if required, could result in restrictions on a product’s marketing or withdrawal of a product from the market as well as possible civil and criminal sanctions.

     Clinical trials are subject to oversight by institutional review boards and the FDA to ensure compliance with the FDA’s good clinical practice regulations, as well as other requirements for good clinical practices. We depend, in part, on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations, usually universities, to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices. If any such standards are not complied with in our clinical trials, the FDA may suspend or terminate such trial, which would severely delay our development and possibly end the development of a product candidate.

     We also currently and in the future will depend upon third party manufacturers of our products, which are and will be required to comply with the applicable FDA Good Manufacturing Practice regulations. We cannot be certain that our present or future manufacturers and suppliers will comply with these regulations. The failure to comply with these regulations may result in restrictions in the sale of, or withdrawal of the products from the market. Compliance by third parties with these standards and practices are outside of our direct control.

     In addition, we are subject to regulation under state and federal laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other local, state, federal and foreign regulation. We cannot predict the impact of such regulations on us, although they could impose significant restrictions on our business and require us to incur additional expenses to comply.

If our competitors develop and market products that are more effective than ours, or obtain marketing approval before we do, our commercial opportunities will be reduced or eliminated.

     Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for various treatments for or involving fracture repair, spine fusion surgery, cartilage defect repair and ligament and tendon repair. Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have.

     Our competitors may succeed in developing products that are more effective than the ones we have under development or that render our proposed products or technologies noncompetitive or obsolete. In addition, certain of such competitors may achieve product commercialization before we do. If any of our competitors develops a product that is more effective than one we are developing or plan to develop, or is able to obtain FDA approval for commercialization before we do, we may not be able to achieve significant market acceptance for certain products of ours, which would have a material adverse effect on our business.

Healthcare reform and restrictions on reimbursements may limit our financial returns.

     Our ability to successfully commercialize our products may depend in part on the extent to which government health administration authorities, private health insurers and other third party payors will reimburse consumers for the cost of these products. Third party payors are increasingly challenging both the need for, and the price of, novel therapeutic drugs and uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third party reimbursement may not be available for our drug products to enable us to maintain price levels sufficient to realize an appropriate return on our investments in research and product development, which could restrict our ability to commercialize a particular drug candidate.

     We caution that the foregoing list of important factors is not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

     Developments in any of these areas, which are more fully described elsewhere in “Item 1 – Business,” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” could cause our results to differ materially from results that have been or may be projected by us.

     The foregoing list of important factors is not exclusive and may not be up to date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had no debt and no derivative instruments at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

     Consolidated balance sheets, as of December 31, 2003 and 2002, and consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003, together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth on the “F” pages of the Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-K, which included inquiries made to certain other employees. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting, or to our knowledge, in other factors that could significantly affect these controls subsequent to December 31, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Executive Officers of the Registrant

     The following table sets forth information regarding our executive officers:

Name	Age	Title

Thomas R. Trotter	56	Chief Executive Officer, President and Director
Sherry A. Sturman	39	Senior Vice President and Chief Financial Officer
James T. Ryaby, Ph.D.	45	Senior Vice President and Chief Technology Officer

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

     Sherry A. Sturman joined OrthoLogic as Director of Finance in October 1997 and began serving as the Vice President of Administration, and Chief Financial Officer in June 2000 and was promoted to Senior Vice President in early 2003. From 1994 to 1997, Ms. Sturman was employed as the Chief Financial Officer for ComCare, a large managed care company based in Phoenix. She has over eighteen years of financial management experience in both health care and public companies. She is a Certified Public Accountant, with a Masters in Business Administration.

     James T. Ryaby, Ph.D., joined OrthoLogic as Director of Research in 1991 and became Vice President of Research in 1997 and was promoted to Senior Vice President and Chief Technology Officer in early 2003. Prior to joining OrthoLogic, he was a research scientist at Mt. Sinai School of Medicine in New York, where he received his Ph.D. degree in cellular biology. His current research interests are applications of peptides, cytokines, growth factors, and biophysical stimulation in musculoskeletal tissue repair. Dr. Ryaby also serves as Adjunct Professor of Bioengineering at Arizona State University.

     Information in response to Item 10 is also incorporated by reference to (i) the biographical information relating to our directors under the caption “Election of Directors” and the information relating to Section 16 compliance under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance” in the our definitive Proxy Statement for our Annual Meeting of Stockholders to be held June 7, 2004 (the “Proxy Statement”). We anticipate filing the Proxy Statement within 120 days after December 31, 2003.

     All of our executive officers are members of our disclosure committee.

     In March 2004, we adopted a code of conduct that applies to all of our employees and has particular sections that apply only to our principal executive officer and senior financial officers. We posted the text of our code of conduct on our website in connection with our “Corporate Governance” materials. In addition, we will promptly disclose on our website (1) the nature of any amendment to our code of conduct that applies to our principal executive officer and senior financial officers, and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such officer who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

     The information under the heading “Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information under the headings “Voting Securities and Principal Holders Thereof — Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information under the heading “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information under the heading “Principal Accounting Firm Fees” in the proxy statement incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of OrthoLogic Corp. and Independent Auditors’ Report are listed on the “F” pages of this report:

Independent Auditors’ Report

Consolidated Balance Sheets — December 31, 2003 and 2002.

Consolidated Statements of Operations — Each of the three years in the period ended December 31, 2003.

Consolidated Statements of Comprehensive Income — Each of the three years in the period ended December 31, 2003.

Consolidated Statements of Stockholders’ Equity — Each of the three years in the period ended December 31, 2003.

Consolidated Statements of Cash Flows — Each of the three years in the period ended December 31, 2003.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules for 2003, 2002 and 2001.

3.     All management contracts and compensatory plans and arrangements are identified by footnote after the Exhibit Descriptions on the attached Exhibit Index.

(b)	Reports on Form 8-K.

     On December 11, 2003, we filed a report on Form 8-K under Item 2 announcing the disposition of our bone growth stimulation device business and related unaudited consolidated pro forma financial statements.

     On November 26, 2003, we filed a report on Form 8-K under Item 5 announcing the closing of our sale of our bone growth stimulation device business to djOrthpedics, LLC.

     On October 20, 2003, we filed a report on Form 8-K under Item 5 announcing an amendment to our Rights Agreement dated March 4, 1997 with the Bank of New York.

     On October 9, 2003, we filed a report on Form 8-K under Item 5 announcing we had filed a definitive agreement to sell our bone growth stimulation device business to djOrthopedics, LLC.

(c)	Exhibits

See the Exhibit Index immediately following the signature page of this report, which Index is incorporated herein by reference.

(d)	Financial Statements and Schedules — See Item 15(a)(1) and Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOLOGIC CORP.

Date: March 15, 2004	By	/s/ Thomas R. Trotter

Thomas R. Trotter
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Trotter Thomas R. Trotter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ John M. Holliman III John M. Holliman III	Chairman of the Board of Directors and Director	March 15, 2004

/s/ Fredric J. Feldman Fredric J. Feldman	Director	March 15, 2004

/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 15, 2004

/s/ Stuart H. Altman Stuart H. Altman, Ph.D.	Director	March 15, 2004

/s/ Augustus A. White III Augustus A. White III, M.D.	Director	March 15, 2004

/s/ Michael D. Casey Michael D. Casey	Director	March 15, 2004

/s/ Sherry A. Sturman Sherry A. Sturman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

S-1

EXHIBIT INDEX

TO REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
(File No. 0-21214)

Exhibit			Filed
No.	Description	Incorporated by Reference To:	Herewith

3.1	Amended and Restated Certificate of Incorporation, executed May 9, 2000	Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (“September 2003 10-Q”)
3.2	Certificate of Designation of Series A Preferred Stock	Exhibit 3.2 to the Company’s September 2003 10-Q
3.3	Bylaws of the Company	Exhibit 3.4 to Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
4.1	Rights Agreement dated as of March 4, 1997, between the Company and Bank of New York, and Exhibits A, B and C thereto	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 6, 1997
4.2	1987 Stock Option Plan of the Company, as amended and approved by stockholders (1)	Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended June 30, 1997 (“June 1997 10-Q”)
4.3	1997 Stock Option Plan of the Company(1)	Exhibit 4.5 to the Company’s June 1997 10-Q
10.1	Form of Indemnification Agreement*	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	Single-tenant Lease-net dated June 12, 1997, by and between the Company and Chamberlain Development, L.L.C.	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1997
10.3	Licensing Agreement with Chrysalis BioTechnology, Inc.	Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 1998
10.4	First Amendatory Agreement to March 4, 1997, Rights Agreement	Exhibit 10.1 to the Company’s Form 8-K filed August 24, 1999
10.5	Amendment to Marketing and Distribution Agreement effective July 12, 2000. (2)	Exhibit 10.1 to the Company’s form 10-Q for the quarter ended June 30, 2000.
10.6	Employment Agreement effective June 1, 2001 between the Company and James Ryaby. (1)	Exhibit 10.21 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001
10.7	Amendment No. 2 to Rights Agreement, dated October 8, 2003	Exhibit 4.1 to the Company’s Form 8-K filed on October 20, 2003
10.8	Asset Purchase Agreement between the Company and dj Orthopedics, LLC, dated October 8, 2003	Exhibit 2.1 to the Company’s Form 8-K filed on December 11, 2003
10.9	Amendment No. 1 to the Asset Purchase Agreement between the Company and dj Orthopedics, LLC, effective November 26, 2003	Exhibit 2.2 to the Company’s Form 8-K filed on December 11, 2003
10.10	Second Amended and Restated Employment Agreement effective February 20, 2004 between the Company and Thomas R. Trotter (1) (2)		X
10.11	Second Amended and Restated Employment Agreement effective March 2, 2004 between the Company and Sherry A. Sturman (1)		X
10.12	Letter of Amendment to the Licensing Agreement with Chrysalis Biotechnology, Inc., dated September 23, 1998		X
10.13	Marketing and Distribution Agreement effective January 14, 1999 between the Company and Chrysalis BioTechnology, Inc.		X
10.14	Letter of Amendment to the Licensing Agreement with Chrysalis Biotechnology, Inc. as amended on September 23, 1998, dated January 21, 1999		X
10.15	Second Amendment to Agreement between Chrysalis Biotechnology and OrthoLogic, effective July 6, 2001		X
23.1	Independent Auditor’s Consent		X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14.		X

E-1

Exhibit			Filed
No.	Description	Incorporated by Reference To:	Herewith

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

(1)	Management contract or compensatory plan or arrangement

(2)	Portions of this agreement have been redacted and filed under confidential treatment request with the Securities and Exchange Commission.

* OrthoLogic has entered into separate indemnification agreements with each of its current directors (except newly elected director, Michael D. Casey, whose execution of an indemnification agreement is forthcoming) and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, OrthoLogic has filed the form of such indemnification agreement.

**	Furnished herewith.

E-2

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
OrthoLogic Corp.
Tempe, Arizona

     We have audited the accompanying consolidated balance sheets of OrthoLogic Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OrthoLogic Corp. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company sold its Bone Device Business. The gain on the sale and results of operations prior to the sale are included in income from discontinued operations in the accompanying financial statements.

Deloitte & Touche LLP
Phoenix, Arizona
March 15, 2003

ORTHOLOGIC CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$84,357	$11,286
Short-term investments	32,499	18,660
Accounts receivable less allowance for doubtful accounts, $556 and $3,111	792	9,641
Inventories, net	—	2,568
Prepaids and other current assets	882	598
Deferred income taxes – current	—	1,667

Total current assets	118,530	44,420
Furniture and equipment, net	560	1,498
Long-term investments	4,156	5,659
Escrow receivable, net	5,144	—
Deferred income taxes – non-current	770	964
Deposits and other assets	196	129
Investment in Chrysalis BioTechnology	750	750

Total assets	$130,106	$53,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201	$477
Accrued compensation	609	2,290
Accrued taxes	2,924	156
Excess space reserve	314	369
Other accrued liabilities	1,524	1,333
Accrued severance and other divestiture costs	279	210

Total current liabilities	5,851	4,835

Deferred rent and capital lease obligation	280	352

Total liabilities	6,131	5,187

Commitments and contingencies (Notes 5, 11 and 12)
Stockholders’ Equity
Common stock, $.0005 par value; 50,000,000 shares authorized; and 33,533,443 and 32,047,021 shares issued and outstanding	16	16
Additional paid-in capital	142,329	136,945
Common stock to be used for legal settlement	—	2,078
Accumulated deficit	(18,233)	(90,669)
Treasury stock at cost, 41,800 shares	(137)	(137)

Total stockholders’ equity	123,975	48,233

Total liabilities and stockholders’ equity	$130,106	$53,420

See notes to consolidated financial statements

ORTHOLOGIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

		(in thousands)
REVENUES
Net sales	$—	$—	$11,031
Net rental	—	—	17,830
Royalties from co-promotion agreement	—	2,230	3,018

Total revenues	—	2,230	31,879

COST OF REVENUES
Cost of goods sold	—	—	2,221
Costs of rentals	—	—	3,590

Total cost of revenues	—	—	5,811

GROSS PROFIT	—	—	26,068
OPERATING EXPENSES
Selling general and administrative	4,331	4,576	29,274
Research and development	9,008	3,488	3,460
CPM divestiture and related gains	(743)	(1,047)	14,327

Total operating expenses	12,596	7,017	47,061

OPERATING LOSS	(12,596)	(4,787)	(20,993)
OTHER INCOME
Interest and other income	568	706	682

Loss from continuing operations before taxes	(12,028)	(4,081)	(20,311)
Income tax benefit	(4,414)	(1,571)	(2,778)

Net loss from continuing operations	(7,614)	(2,510)	(17,533)

Discontinued operations (Note 2)
Net gain on the sale of the Bone Device Business, net of taxes $5,205	72,692	—	—
Income from operations of Bone Device Business, net of taxes of $4,414, $1,577, $2,790, respectively	7,358	8,119	4,438

Net income from discontinued operations	80,050	8,119	4,438

NET INCOME (LOSS)	$72,436	$5,609	$(13,095)

Net loss of continuing operations
Basic	$(0.23)	$(0.08)	$(0.56)

Diluted	$(0.23)	$(0.08)	$(0.56)

Net income of discontinued operations
Basic	$2.43	$0.25	$0.14

Diluted	$2.38	$0.24	$0.14

Net income (loss)
Basic	$2.20	$0.17	$(0.42)

Diluted	$2.16	$0.17	$(0.42)

Basic shares outstanding	32,970	32,642	31,464
Equivalent shares	613	731	—

Diluted shares outstanding	33,583	33,373	31,464

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2003	2002	2001

		(in thousands)
Net income (loss)	$72,436	$5,609	$(13,095)
Foreign translation adjustment	—	—	223

Comprehensive income (loss)	$72,436	$5,609	$(12,872)

See notes to consolidated financial statements

ORTHOLOGIC CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
			Paid in Capital and
			Common Stock to be	Accumulated
	Common Stock		Used for Legal	Comprehensive	Accumulated	Treasury
	Shares	Amount	Settlement	Loss	Deficit	Stock	Total

	(in thousands)
Balance December 31, 2000	30,350	$16	$135,300	$(223)	$(83,183)	—	$51,910
Exercise of common stock options	124	—	355	—	—	—	355
Conversion of Preferred Stock	1,073	—	2,640	—	—	—	2,640
Common stock issued in connection with legal settlement	300	—	—	—	—	—	—
Foreign translation adjustment	—	—	—	223	—	—	223
Treasury stock repurchases	(42)	—	—	—	—	$(137)	(137)
Net loss	—	—	—	—	(13,094)	—	(13,094)

Balance December 31, 2001	31,805	16	138,295	0	(96,277)	(137)	41,897
Exercise of common stock options	44	—	128	—	—	—	128
Conversion of Preferred Stock	198	—	600	—	—	—	600
Net income	—	—	—	—	5,608	—	5,608

Balance December 31, 2002	32,047	16	139,023	—	(90,669)	(137)	48,233

Exercise of common stock options	786	—	2,513	—	—	—	2,513
Common stock issued in connection with legal settlement	700	—	—	—	—	—	—
Tax benefit-stock options	—	—	427	—	—	—	427
Performance based options	—	—	366	—	—	—	366
Net income	—	—	—	—	72,436	—	72,436

Balance December 31, 2003	33,533	$16	$142,329	—	$(18,233)	$(137)	$123,975

See notes to consolidated financial statements

ORTHOLOGIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2003	2002	2001

		(in thousands)
Operating Activities
Net profit	$72,436	$5,609	$(13,095)
Gain from Sale of Bone Device Business	(72,692)	—	—
Deferred taxes	1,861	—	—
Depreciation and amortization	605	702	970
Loss from CPM divestiture and related charges	—	—	14,327
Elimination of foreign currency adjustment	—	—	223
Tax benefit-stock options	427	—	—
Performance based stock options	366	—	—
Change in operating assets and liabilities:
Accounts receivable	2,964	1,721	10,728
Inventories	456	(1,061)	1,962
Prepaids and other current assets	(323)	89	(79)
Deposits and other assets	(82)	(37)	246
Accounts payable	125	(298)	(587)
Accrued and other current liabilities	(5,416)	(1,461)	(4,841)

Cash flows provided by operations	727	5,264	9,854

Investing Activities
Expenditures for rental fleet, equipment and furniture	(413)	(298)	(806)
Proceeds from sale of assets	85,500	—	12,000
Cash paid for costs related to the sale	(2,918)	—	—
Purchase of investments	(31,842)	(40,178)	(19,748)
Maturities of investments	19,504	26,867	11,232

Cash flows provided by (used in) investing activities	69,831	(13,609)	2,678

Financing Activities
Treasury stock purchases	—	—	(137)
Net proceeds from stock options exercised	2,513	128	355

Cash flows provided by financing activities	2,513	128	218

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,071	(8,217)	12,750

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,286	19,503	6,753

CASH AND CASH EQUIVALENTS, END OF YEAR	$84,357	$11,286	$19,503

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B Preferred Stock to Common Stock	$—	$600	$2,640
Cash paid during the year for interest	$30	$44	$88
Cash paid during the year for income taxes	$(41)	$(62)	$(27)
Escrow receivable, net	$5,144

Current assets sold	$10,394
Non-current assets sold	$759	—	—
Current liabilities sold	$(1,105)	—	—

Total assets sold	$10,048	—	—

See notes to consolidated financial statements

ORTHOLOGIC CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the business. Prior to November 26, 2003, we developed, manufactured and marketed proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal bone and tissue, with particular emphasis on fracture healing and spine repair. Our product lines included the bone growth stimulation and fracture fixation devices, which we refer to as our “Bone Device Business”.

     On November 26, 2003, we completed the sale of all the assets and related liabilities of our Bone Device Business for $93.0 million in cash and the assumption of substantially all of the Bone Device Business trade payables and other current liabilities. The Bone Device Business included our bone growth stimulation and fracture fixation devices, consisting of the OL1000 product line, SpinaLogic® and our fracture fixation devices, OrthoFrame and OrthoFrame/Mayo. These products are designed to enhance the healing of diseased, damaged, degenerated or recently repaired musculoskeletal tissues. The Bone Device Business comprised all our revenue generating operations in 2003 (Note 2).

     In 1999, we exercised our option to license the United States development, marketing, and distribution rights for the fracture indications for Chrysalin™, a new tissue repair synthetic peptide. In 2000, we exercised the option to license Chrysalin™ worldwide for all orthopedic applications.

     The sale of the Bone Device Business will allow us to focus on the research and development for our Chrysalin product development program. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair in bone and cartilage. By mimicking specific attributes of the thrombin molecule, Chrysalin stimulates the body’s natural healing processes, resulting in accelerated tissue repair. We currently have two potential Chrysalin products in human clinical trials, one potential product in late-stage pre-clinical development, and are planning the development for two additional areas of research.

     In July 2001 we sold our continuous passive motion (“CPM”) business. CPM devices provide controlled, continuous movement to joints and limbs and are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications. Our financial results reflect operations of the CPM business through July 11, 2001.

     We also distributed Hyalgan® (sodium hyaluronate), a therapeutic injectable for relief of pain from osteoarthritis of the knee under the terms of an exclusive Co-Promotion Agreement with Hyalgan’s United States distributor, Sanofi Synthelabo, Inc. The rights to distribute this product began in 1997 and were terminated in October 2000. We received royalties from Hyalgan’s distributor through December 2002. There will be no future royalties.

     During the years ended December 31, 2003, 2002, and 2001, we reported net income (loss) of $72.4 million, $5.6 million and $(13.1) million, respectively. We anticipate that cash and short-term investments on hand, resulting from both prior operations and the recent divestiture of the Bone Device Business will provide sufficient cash to meet our presently projected cash and working capital requirements for our research and development work over the next 12 months. There can be no assurance, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the cost of the clinical trials and the expense of our research activities. Our ability to continue funding our planned research and development activities beyond the next 12 months is dependent upon many variable factors. It is possible me may need to obtain additional funds through equity or debt financing.

     Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts (approximately $556,000 and $3.1 million at December 31, 2003 and 2002, respectively), which are based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. The reserve for doubtful accounts at December 31, 2003 is significantly lower than at December 31, 2002 due to the divesture of the Bone Device Business. All governmental receivables, including Medicare and Medicaid receivables, were excluded from the Asset Sale Agreement. The reserve of approximately $556,000 at December 31, 2003 represents the reserve needed for the receivables remaining on our balance sheet at year end from the divested Bone Device Business. Until November, 2003, we derived a significant amount of our revenues in the United States from both governmental receivables and other third-party payors and certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. Amounts paid under these plans are generally based on fixed or allowable reimbursement rates. Revenues were recorded at the expected or pre-authorized reimbursement rates when earned. Billings are subject to review by third party payors and may be subject to adjustments. Any differences between estimated reimbursement and final determinations are reflected in the period finalized. In the opinion of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. In recognition of the indemnification for the representations and warranties made in the Asset Purchase Agreement for the sale of the Bone Device Business, we applied a discounted value of approximately $1.9 million to the guarantees represented in the Agreement.

     Principles of consolidation. The consolidated financial statements include the accounts of OrthoLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The following briefly describes the significant accounting policies used in the preparation of the our financial statements.

     A.     Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less.

     B.     Inventories. Prior to the sale of the inventories in the sale of the Bone Device Business, inventories are stated at the lower of cost (first in, first out method) or market. We write down the inventory for inventory shrinkage and obsolescence. Inventory was written down to estimated) market value based on a number of assumptions, including future demand and market conditions.

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

     We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable.

     D.     Investment in Chrysalis. The Company owns a minority ownership interest in Chrysalis, which is recorded at cost (see Note 5).

     E.     Income taxes. Under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Pursuant to SFAS No. 109, the Company has determined that the deferred tax asset at December 31, 2003 requires a valuation allowance (see Note 9).

     F.     Restructuring and other related charges. We recorded restructuring charges during the second quarter of 2001 using the authoritative guidance in Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”). In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We adopted SFAS No. 146 effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. Under SFAS No. 146, the liability for costs associated with exit or disposal activities is recognized and measured initially at fair value only when the liability is incurred, rather than at the date we committed to the exit plan. The adoption of SFAS No. 146 did not have a significant impact on our operating results or financial position.

     G.     Revenue. Prior to the sale of the Bone Device Business, revenue was recognized for sales of the OL1000, SpinaLogic and fixation products at the time the product was delivered to and accepted by the patient, as verified by the patient signing a “Patient Agreement Form” accepting financial responsibility. If the sale of either product was to a commercial buyer, a purchase order was required, and the revenue was recognized at the time of shipment to the commercial buyer. Our shipping terms were FOB shipping point.

     Rental revenue for the divested CPM products was recorded over the period the equipment was utilized by the patient. Ancillary products for the divested CPM business were sold to both patients and commercial buyers. Revenue for the sale of the ancillary products provided to patients was recognized at the time the patient accepted the product by signing a “Patient Agreement Form.” CPM ancillary products sold to commercial buyers required a purchase order, and were recorded as a sale at the time the product was shipped “FOB shipping point.”

     The amount of revenue recorded at the time of sale was based on contractual terms, or if we did not have a contract with the third-party payor, then the amount of revenue recorded was the pricing expected to be approved by the third-party payor, based on historical experience with that payor. We recorded the difference, if any, between the net revenue amount recognized at the time of the sale and the ultimate pricing by the primary third-party payor as an adjustment to sales in the period we received payment from the third-party payor or earlier if we become aware of circumstances that warrant a change in estimate.

     The Hyalgan royalties were recorded in accordance with a Co-Promotion Agreement and a Termination Agreement the Company had with Hyalgan’s distributor. The agreements with Hyalgan’s distributor concluded in December 2002 (see Note 14).

     H.     Warranties. Prior to the divestiture of the Bone Device Business, we maintained a warranty reserve for the expected cost to replace or repair products and the “Technology You Can Trust” program for the OL1000 device beginning March 1, 2003. Warranty costs were recorded in cost of goods sold. We did not offer price protection or rebates to any of our customers. Warranty reserves totaled approximately $30,000 at December 31, 2002.

     I.     Research and development. Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.

     J.     Stock-based compensation. At December 31, 2003, we had two stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related

Interpretations. With the exception of the compensation expense of $366,000 recognized for the accelerated vesting of our performance-based stock options, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. We have provided the required additional annual disclosures below which illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share data).

	2003	2002	2001

Net income (loss) attributable to common stockholders:
As reported	$72,436	$5,609	$(13,095)
Stock based compensation expense	$(651)	$(838)	$(1,320)

Pro forma	$71,785	$4,771	$(14,415)

Basic net income (loss) per share:
As reported	$2.20	$0.17	$(0.42)
Pro forma	$2.18	$0.15	$(0.46)
Diluted net income (loss) per share:
As reported	$2.16	$0.17	$(0.42)
Pro forma	$2.14	$0.14	$(0.46)
Black Scholes model assumptions:
Risk free interest rate	2.3%	2.0%	3.5%
Expected volatility	47%	51%	60%
Expected term	2.7 Years	2.6 Years	5 Years
Dividend yield	0%	0%	0%
Estimated weighted-average fair value of options granted during the year	$1.67	$1.87	$1.71

     The sale of the Bone Device Business was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and employees who were retained had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever is earlier. We recognized compensation expense of $366,000 related to the accelerated vesting of our performance-based options.

     K.     Income (Loss) per common share. Income (loss) per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive.

     L.     Discontinued operations. Under FASB Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualified as a component of the entity under the standard. Therefore, the gain on the sale of the Bone Device Business and related results of operations prior to the sale, including 2002 and 2001 results of operations, have been presented as discontinued operations in the financial statements.

     M.     Recognition of Indemnification. In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. We issued certain representations and warranties in conjunction with the sale of Bone Device Business and determined the fair value to be approximately $1.9 million. Fair value was based on management estimates of future probable cash flows discounted at four percent which represented the company’s rate of borrowing at the time of sale. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow

     N.     New Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” (revised in December 2003) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. Interpretation 46 applies to variable interest entities created or acquired after January 31, 2003. For variable interest entities existing at January 31, 2003, Interpretation 46 is effective for accounting periods beginning after June 15, 2003. The application of Interpretation 46 is not expected to have a material effect on the Company’s financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer, and which have characteristics of both liabilities and equity, to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We do not have any financial instruments, as defined in SFAS No. 150, that have characteristics of both liabilities and equity.

     O.     Certain reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation.

2. ASSET SALE OF THE BONE DEVICE BUSINESS

     Discontinued operations of the Bone Device Business: On November 26, 2003, we completed the sale of the Bone Device Business assets and related liabilities (including the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo) to dj Orthopedics. Pursuant to the Asset Purchase Agreement, we sold substantially all of the assets of the Bone Device Business (other than our Medicare account receivable, which were $1.2 million in the aggregate), including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists, intellectual property, certain agreements and contracts to dj Orthopedics. dj Orthopedics paid $93.0 million in cash at closing and assumed substantially all of the Bone Device Business trade payables and other current liabilities less payables in an amount approximately equal to the amount of retained Medicare receivables. Upon the closing of the sale we assigned and dj Orthopedics agreed to assume and perform the obligations outstanding on November 26, 2003, related to the operation of the Bone Device Business (including various liabilities related to the Company’s employees).

     Of the $93.0 million we received in the sale, $7.5 million was placed in an escrow account. The funds were divided into two accounts: $7.0 million from which dj Orthopedics’ is eligible for indemnity and breach of contract claims, if any, may be paid and $0.5 million from which a portion of the agreed upon incentive stay bonuses will be paid by dj Orthopedics to former OrthoLogic executives on the first anniversary of the closing. The remaining funds in the $7.0 million escrow account, in excess of the amount of any pending claims, will be released to us on the second anniversary of the closing. The amount included in escrow receivable is net of the $1.9 million liability related to fair value of the guarantees and indemnifications.

     The transaction was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and employees who were retained had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever is earlier.

     The sale of the Bone Device Business is accounted for as discontinued operations. The gain on the sale and the income from the divested business, and related tax effects are summarized as discontinued operations on the consolidated statement of operations. Included in the discontinued operations is the net gain on the sale of the Bone Device Business of $72.7 million, and the net income from the Bone Device Business of $7.4 million resulting from the eleven months of operations through November of 2003.

     The accompanying 2003 consolidated statement of operations includes a charge of approximately $5.1 million for costs related to the sale in the “Net Gain on the sale of the Bone Device Business” and is comprised of approximately $200,000 for costs associated with the employees hired in relation to the sale, related benefits, and the fair value of the guarantees and indemnifications for the sale of approximately $1.9 million that was recorded as a reduction to the escrow receivable. Additional costs incurred with the sale were for the legal and accounting fees, the fairness opinions, and various other exit fees totaling approximately $3.0 million of which, $279,000 remained in accrued severance and divestiture costs at December 31, 2003.

     The presentation of discontinued operations for the Bone Device Business reflects the elimination of the historical revenues as well as historical expenses related to the operations of business. The revenue, cost of revenue, gross profit and pretax income attributable to the Bone Device Business for the fiscal years ended December 31 were as follows (in thousands):

	Years ended
	December 31,

	2003	2002	2001

Net revenue	42,176	38,159	30,477
Cost of sale	6,175	6,158	5,538

Gross profit	36,001	32,001	24,939
Pretax income	$11,772	$9,690	$7,216

     The historical expenses of the Bone Device Business were derived using a variety of factors including percentage of revenues, headcount, and specific identification. Subsequent to the sale, we no longer have any revenue producing products.

     The sale of our Bone Device Business assets to dj Orthopedics was a transaction taxable to us for United States federal income tax purposes. We recognized taxable income equal to the amount realized on the sale in excess of our tax basis in the assets sold. A portion of the taxable gain was offset by available net operating loss carry forwards.

3.     CPM DIVESTITURE IN 2001 AND RELATED GAINS IN 2002 AND 2003

     In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We received $12.0 million in cash, with OrthoRehab, Inc. assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that we had recorded in our financial statements at a carrying value of approximately $20.7 million. We recorded a $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Under the CPM Asset Purchase Agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc.

     We settled litigation over the $2.5 million payment and other matters in April 2003 (Note 12). OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. We received cash payments of $583,000 during fiscal year 2003, which are included in the “CPM divestiture and related gains” line item on the Consolidated Statement of Operations for the 2003 year. The remaining $617,000 balance plus interest is scheduled to be paid over the next 27 months. Due to the uncertainty of the future payments, income on the settlement will be recorded as cash is received.

     During 2003, collection of the receivables remaining from the divested business was better than anticipated. Based on the improved collection trends, we revised our estimates and increased the estimated total collection of the retained CPM accounts receivable by $160,000 and $1.0 million during fiscal years 2003 and 2002, respectively. The combination of settlement payments and additional collection of the divested receivables is included in the “CPM divestiture and related gains” line item in the consolidated statement of operations.

     In connection with the sale of the CPM business, we notified approximately 331 of our 505 employees that their positions were being eliminated. The consolidated statement of operations for the year ended December 31, 2001 included a charge of approximately $3.3 million in the “CPM divestiture and related gains” total for severance and related benefits. We also recorded additional exit charges of approximately $1.4 million for CPM commissions, write offs of prepaid rents, space build out costs relating to the purchaser’s sublease and other similar charges, and other CPM related prepaid expenses for which no future benefits were expected to be received. These additional exit costs were also included in the “CPM divestiture and related gains” total in the 2001 statement of operations.

     A summary of the severance and other reserve balances are as follows (in thousands):

	December 31, 2002	Cash Paid	December 31, 2003

Severance	$161	$(161)	$—
Other exit costs	49	(49)	—

Total non-recurring charges	$210	$(210)	$—

		Cash
	December 31, 2001	Paid	December 31, 2002

Severance	$946	$(785)	$161
Other exit costs	76	(27)	49

Total non-recurring charges	$1,022	$(812)	$210

	Initial Reserve	Cash Paid	December 31, 2001

Severance	$3,300	$(2,354)	$946
Other exit costs	1,387	(1,311)	76

Total non-recurring charges	$4,687	$(3,665)	$1,022

     Subsequent to the sale, we are no longer in the CPM business. Substantially all costs, expenses and impairment charges related to CPM exit activities were recorded prior to the end of the second quarter, 2001. The revenue and cost of revenue attributable to the CPM business for the year ended December 31, 2001 were as follows (in thousands):

Year ended December 31,
2001

Net sales	$11,029
Net rental	17,831

Total net revenue	28,860
Cost of sale	2,219
Cost of rental	3,590

Gross profit	$23,051

4.     LICENSE AGREEMENTS

     Prior to the divestiture of the Bone Device Business, we used the BioLogic technology in the bone growth stimulation devices through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. Our license for the BioLogic technology extends for the life of the underlying patents, which are due to expire over a period of years beginning in 2006 and extending through 2016. The license requires us to pay for royalties from the net sales of products using the BioLogic technology. The royalty percentages vary but generally range from 0.5% to 7% of the sales amount for licensed products. The royalty percentage under the different agreements decrease when either a certain sales dollar amount is reached or royalty amount is paid. Royalty expense under these agreements totaled $244,000, $200,000 and $106,000 in 2003, 2002, and 2001, respectively. The license agreements and related royalties were sold with the Bone Device Business in November, 2003.

5.     LICENSING AGREEMENT FOR CHRYSALIN

     In January 1998, we acquired a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. (“Chrysalis”), for $750,000. As part of the transaction, we were awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid synthetic peptide that had shown promise in accelerating the healing process. Our agreement with Chrysalis contains provisions for us to continue and expand its option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and milestone payments to Chrysalis.

     In March 2002, we made a $500,000 milestone payment to Chrysalis for receiving this FDA authorization to begin a Phase 1/2 clinical trial for spinal fusion indications. We are currently enrolling patients in this trial.

     We are also currently enrolling patients in a Phase 3 human clinical trial for fracture repair. This trial will be performed at 25 to 30 clinical sites with approximately 500 patients. In addition, we are currently moving forward towards a potential IND application for a human clinical trial for Chrysalin for articular cartilage defect repair. There can be no assurance that any of these clinical trials will result in favorable data or that New Drug Application (“NDA”) approvals by the FDA, if sought, will be obtained.

     We expensed a payment of $250,000 to Chrysalis in the quarter ended March 31, 2003 which is included in research and development. We made the payment to Chrysalis in anticipation of a potential IND filing with the FDA for a human clinical trial for a cartilage indication.

     At this stage of research, we are not yet able to apply for FDA approval to market Chrysalin. The process of obtaining necessary government approvals is time consuming and expensive. There can be no assurance that the necessary approvals for new products or applications will be obtained by us or, if they are obtained, that they will be obtained on a timely basis. Significant additional costs for us will be necessary to complete development of these products.

     OrthoLogic does not own the patents to Chrysalin. Chrysalin was developed by and patented by Chrysalis. Except for the $750,000 minority equity investment in Chrysalis, all payments made to Chrysalis have been expensed as research and development. The license agreement with Chrysalis calls for us to pay certain other additional milestone payments and royalty fees, based upon the product’s development and achievement of commercial introduction.

6.     INVESTMENTS AND FAIR VALUE DISCLOSURES

     At December 31, 2003, marketable securities consisted of municipal and corporate bonds and were classified as held-to-maturity securities. Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

     A summary of the fair market value and unrealized gains and losses on these securities is as follows:

Investments with maturities – Short term

	December 31

	2003	2002

Amortized costs	$32,499	$18,660
Gross unrealized gains	27	91

Fair value	$32,526	$18,751

Investments with maturities – Long term

	December 31

	2003	2002

Amortized costs	$4,156	$5,659
Gross unrealized gains	6	26

Fair value	$4,162	$5,685

     The fair values were determined by reference to quoted market prices.

     For our cash and cash equivalents, the carrying amount is assumed to be the fair market value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of the short maturity of the portfolios. Therefore, management believes the fair values approximate the carrying values of these financial instruments.

7.     INVENTORIES

     As a result of the sale of the Bone Device Business, we have no inventories at December 31, 2003. Inventories consisted of the following:

December 31,

2002

Raw materials	$1,641
Work in progress	177
Finished goods	1,436

3,254
Less allowance for shrinkage and obsolescence	(686)

Total	$2,568

8.     FURNITURE AND EQUIPMENT

     Equipment and furniture consisted of the following:

	December 31,

	2003	2002

Machinery and equipment	$110	$2,086
Computer equipment	1,881	4,769
Furniture and fixtures	139	994
Leasehold improvements	677	723

	2,807	8,572

Less accumulated depreciation and amortization	(2,247)	(7,074)

Total	$560	$1,498

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $605,000, $702,000 and $970,000, respectively.

\

9.     INCOME TAXES

     The components of deferred income taxes at December 31 are as follows:

	December 31,
(In thousands)	2003	2002

Allowance for bad debts	$89	$1,051
Other accruals and reserves	423	616
Valuation allowance	(512)	—

Total current	0	1,667

Net operating loss, AMT and general business credit carryforwards	6,194	25,489
Deferred revenue	231	645
Difference in basis of fixed assets	(114)	(306)
Nondeductible accruals and reserves	—	183
Deferred tax liability from installment sale	(1,639)	—
Building lease reserve	696	—
Difference in basis of intangibles	1,232	7,464
Valuation allowance	(5,830)	(32,511)

Total non current	770	964

Total deferred income taxes	$770	$2,631

The benefits for income taxes are as follows

	Years Ended December 31

(in thousands):	2003	2002	2001

Current	$(4,414)	$(1,571)	$(2,778)
Deferred	—	—	—

Income Tax Provisions	$(4,414)	$(1,571)	$(2,778)

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $6.3 million at December 31, 2003. The valuation allowance includes approximately $2.1 million for net operating loss carry forwards that relate to stock option compensation expense for income tax reporting purposes. Any utilization of these net operating loss carry forwards would be recorded as an increase to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $770,000 at December 31, 2003 will be realized as it relates to alternative minimum tax credits that do not expire. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

     We have accumulated approximately $13.8 million in federal and state net operating loss carryforwards (“NOLs”) and approximately $1.7 million of general business and alternative minimum tax credit carryforwards. The federal and state NOLs expire from 2007 to 2021.

     A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the year ending December 31 (in thousands):

	Years Ended December 31,
	2003	2002	2001

Income tax (benefit) at statutory rate	$(4,210)	$(1,428)	$(7,109)
State income taxes (benefit)	(421)	(143)	(711)
Foreign taxes	217	—	—
Change in valuation allowance	—	—	5,042

Net benefit	$(4,414)	$(1,571)	$(2,778)

10.     STOCKHOLDERS’ EQUITY

     The number of common shares reserved for issuance under the OrthoLogic 1987 Option Plan is 4,160,000 shares. This plan expired during October 1997. In May 1997, the stockholders adopted a new Stock Option Plan (the “1997 Option Plan”), which replaced the 1987 Option Plan. The 1997 Option Plan reserved for issuance 1,040,000 shares of Common Stock. Over 1998, 1999, 2000 and 2001 the Board and Shareholders approved amendments to the 1997 Plan that increased the number of shares of Common Stock reserved for issuance by 375,000, 275,000, 1,000,000 and 500,000 shares, respectively. Two types of options may be granted under the 1997 Option Plan: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (“Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code. All eligible employees may receive more than one type of option. Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the 1997 Option Plan.

     In October 1989, the OrthoLogic Board of Directors (the “Board”) approved that in the event of a takeover or merger of the Company in which 100% of the equity of the Company is purchased or a sale of all or substantially all of OrthoLogic’s assets (an “Accelerating Event”), 75% of all unvested employee options will vest. If an employee or holder of stock options is terminated as a result of or subsequent to the acquisition, 100% of that individual’s stock option will vest immediately upon employment termination. The accordance with the Asset Purchase Agreement, the sale of the Bone Device Business represented an Accelerating Event.

     Options are granted at prices that are equal to the current fair value of OrthoLogic’s common stock at the date of grant. The vesting period is generally over a four year period and all incentive stock options lapse upon termination of employment if not exercised within a 90-day period (or one year after death or disability or the date of termination if terminated for cause).

     A summary of the status of the Option Plans as of December 31, 2003, 2002, and 2001, and changes during the years then ended is:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise price	Shares	Exercise price	Shares	Exercise price

Fixed options outstanding at the beginning of year	4,083,037	$4.26	3,871,700	$4.30	3,625,846	$4.85
Granted	246,000	$4.56	310,200	3.60	1,348,850	3.40
Exercised	(786,422)	$3.20	(43,927)	2.92	(124,407)	2.87
Forfeited	(106,716)	$2.82	(54,936)	3.87	(978,589)	5.27

Outstanding at end of year	3,435,899	$4.56	4,083,037	$4.26	3,871,700	$4.30

Options exercisable at year-end	3,361,269	$4.58	3,179,034	$4.44	2,711,137	$4.62

     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

Outstanding					Exercisable

		Number	Weighted	Weighted	Number	Weighted
Range of		outstanding	Average remaining	Average	Exercisable	Average
Exercise Prices		as of 12/31/03	Contractual Life	Exercise Price	as of 12/31/03	Exercise Price

$ 2.25	$2.85	474,300	6.92	$2.70	469,196	$2.70
$ 2.88	$3.19	401,945	6.92	$3.13	400,299	$3.13
$ 3.25	$3.50	466,200	7.37	$3.38	424,269	$3.37
$ 3.53	$3.61	360,475	7.23	$3.57	357,021	$3.57
$ 3.63	$4.00	351,700	6.95	$3.87	348,705	$3.87
$ 4.56	$5.25	347,979	5.44	$4.90	328,479	$4.91
$ 5.38	$5.53	253,000	4.05	$5.44	253,000	$5.44
$ 5.63	$5.63	350,000	3.80	$5.63	350,000	$5.63
$ 5.81	$12.75	334,300	4.79	$6.58	334,300	$6.58
$17.38	$17.38	96,000	2.34	$17.38	96,000	$17.38

$ 2.25	$17.38	3,435,899	6.00	$4.56	3,361,269	$4.58

     In January 2002, the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories – plans that have been approved by stockholders and plans that have not.

			Number of
			Securities Remaining
			Available for Future
	Number of	Weighted-average	Issuance Under
	Securities to be	Exercise Price of	Equity Compensation
	Issued upon	Outstanding	Plans (Excluding
	Exercise of Outstanding	Options and	Securities Reflected
Plan Category	Options and Warrants	Warrants	in 1st Column)

Equity compensation plans approved by stockholders	3,235,899	$4.67	312,005
Equity compensation plans not approved by stockholders	200,000	2.77	—

Total	3,435,899	$4.56	312,005

11.     COMMITMENTS

     We are obligated under non-cancelable operating lease agreements for office, manufacturing and research facilities. Rent expense for the years ended December 31, 2003, 2002, and 2001, was $1.0 million, $1.0 million and $1.5 million, respectively. These amounts were offset by approximately $257,000, $570,000 and $311,000 for sublease income received for the years ended December 31, 2003, 2002 and 2001, respectively.

     We signed a one year sublease, with the option of two six month extensions, with dj Orthopedics pursuant to the Asset Purchase Agreement for the Bone Device Business.

     The following table sets forth the obligated base payments:

2004	1,078
2005	1,078
2006	1,078
2007	989

$4,223

     Approximately 17% of the leased facility is subleased through June 2005, and dj Orthopedics, LLC leases approximately 44% of the building, which offsets our lease expense.

     On November 25, 2003, immediately prior to closing the Bone Device Business, we terminated our line of credit. We had not utilized this line of credit since it’s inception in February of 2000. At the time of termination, we were in compliance with any implied financial covenants.

12. LITIGATION

     Settlement of Class Action Suit Norman Cooper, et al. v. OrthoLogic Corp. et al., Maricopa County Superior Court, Arizona, Case No. CV 96-10799, and related federal cases. During 1996, certain class actions lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging violations of Sections 10(b) of the Securities Exchange Act if 1934 (“Exchange Act”) and SEC Rule 10b-5 promulgated thereunder, and, as to other defendants, Section 20(a) of the Exchange Act.

     In early August 2001, the parties negotiated and the court approved a global settlement of the consolidated class action suits. In return for dismissal of both class actions, and releases by a settlement class comprised of all

F20

purchasers of OrthoLogic Common Stock during the period from January 18 through June 18, 1996, inclusive, the settlement called for $1 million in cash and 1 million shares of newly issued OrthoLogic Common Stock. Pursuant to the terms of the settlement, the cash portion of the settlement fund has already been paid into the settlement fund, with the substantial portion of the $1 million paid from the proceeds of the Company’s directors’ and officers’ liability insurance policy, and the remaining cash paid by the Company. The Company recorded a $3.6 million charge, including legal expenses, for settlement. Pursuant to the terms of the settlement and order of the superior court, the Company issued and delivered the shares of Common Stock to plaintiffs’ settlement counsel as part of the plaintiffs’ counsel’s fee award; however, only 300 shares of common stock were issued during 2001. The remaining 700,000 shares were issued during 2003. Notices were sent to stockholders of record for the relevant time period to calculate the settlement pool each stockholder is to receive.

     Management believes the settlement is in the best interests of the Company and its shareholders as it frees the Company from the cost and significant distraction of the ongoing litigation. The settlement does not constitute, and should not be construed as, an admission that the defendants have any liability or acted wrongfully in any way with respect to the plaintiffs or any other person.

     OrthoRehab, Inc. and OrthoMotion, Inc. v. OrthoLogic Corporation and OrthoLogic Canada, Ltd., Superior Court of the State of Delaware, County of New Castle, Case No. C.A. No. 01C-11-224 WCC. In November 2001, OrthoRehab, Inc., filed a complaint in connection with its acquisition of certain assets used in the Company’s CPM business in July 2001 alleging, among other things, that some of the assets purchased were overvalued and that the Company had breached its contract. We settled the case in April 2003 by a payment of $1.2 million to us from OrthoRehab, Inc. (See Note 3).

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

13.     401(K) PLAN

     We adopted a 401(k) plan (the “Plan”) for our employees on July 1, 1993. We may make matching contributions to the Plan on behalf of all Plan participants, the amount of which is determined by the Board of Directors. We matched approximately $110,000, $95,000 and $144,000 in 2003, 2002, and 2001, respectively.

14. CO-PROMOTION AGREEMENT - HYALGAN

     In June 1997, we signed an exclusive Co-Promotion Agreement with Sanofi Synthelabo, Inc. (“Sanofi”) at a cost of $4.0 million, which provided us with the right to market the Hyalgan product to orthopedic surgeons in the United States. We capitalized the $4.0 million investment in the agreement. From June 1997 through December 2000, the Company earned a fee from Sanofi for each unit of the Hyalgan product sold. The fee earned from Sanofi was contractually determined and was based on Sanofi’s wholesale price for the Hyalgan product, less any discounts or rebates and less any amounts deducted for Sanofi’s estimated distribution costs, returns, a Sanofi overhead factor and a royalty factor. Sanofi did this calculation, prior to sending the Company the fee revenue earned for the promotion of the product. We forwarded orders for the product to Sanofi, which handled the product distribution. Co-promotion fee revenue of $9.3 million was recognized in 2000. A termination agreement was signed in 2000.

     The termination agreement stipulated that we would receive royalties of $5 for each unit of the Hyalgan product distributed by Sanofi during the two-year period from January 1, 2001 through December 31, 2002. During 2001 we received approximately $3.0 million in royalties from Sanofi in accordance with the termination agreement. During 2002, we received an additional $2.2 million in royalties. The royalty payments ended December 2002. All

F21

of the royalties and co-promotion fees received from Sanofi have been included in the respective Statements of Operations in the line item entitled “Royalties and fee revenue from co-promotion agreement.”

15. CONDENSED CONSOLIDATED QUARTERLY RESULTS (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2003	2002	2003	2002	2003	2002	2003	2002

	(in thousands, except for per share data)
Net revenues	$—	$904	$—	$467	$—	$501	$—	$358
Gross profit	—	904	—	467	—	501	—	358
Operating income (loss)	(2,676)	103	(3,169)	(1,592)	(3,421)	(1,392)	(3,330)	(1,906)
Net income (loss)	$142	$1,446	$558	$1,256	$506	$1,392	$71,230	$1,515
Net income (loss) per share:
Basic	$—	$0.04	$0.02	$0.04	$0.02	$0.04	$2.16	$0.05
Diluted	$—	$0.04	$0.02	$0.04	$0.02	$0.04	$2.12	$0.05

     In November 2003 we sold the Bone Device Business. Results of operations prior to the sale are presented as discontinued operations.

Schedule II Valuation and Qualifying Accounts 2003, 2002 and 2001

			Write-offs
	Balance at beginning	Charged to	and other	Balance at end
Valuation and Qualifying Accounts	of period	Expenses	adjustments	of period

Allowance for doubtful accounts:
Balance December 31, 2000	(13,718)
2001 Additions charged to expense		(6,770)
2001 Deductions to allowance			14,708
Balance December 31, 2001				(5,780)
Balance December 31, 2001	(5,780)
2002 Additions charged to expense		(1,956)
2002 Deductions to allowance			4,625
Balance December 31, 2002				(3,111)
Balance December 31, 2002	(3,111)
2003 Additions charged to expense		(2,286)
2003 Deductions to allowance			4,841
Balance December 31, 2003				(556)
Allowance for Inventory Shrinkage and Obsolescence:
Balance December 31, 2000	(1,246)
2001 Additions charged to expense		(2,287)
2001 Deductions to allowance			2,811
Balance December 31, 2001				(722)
Balance December 31, 2001	(722)
2002 Additions charged to expense		(241)
2002 Deductions to allowance			276
Balance December 31, 2002				(687)
Balance December 31, 2002	(687)
2003 Additions charged to expense		(48)
2003 Deductions to allowance			735
Balance December 31, 2003				0

F23