Form 10-Q
period 2004-03-31
ORTHOLOGIC CORP
filed 2004-05-10
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from___________________________to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act): ☒Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

34,527,152 shares of common stock outstanding as of April 30, 2004

ORTHOLOGIC CORP.
INDEX

PART I – Financial Information

Item 1. Financial Statements

ORTHOLOGIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$67,114	$84,357
Short-term investments	48,364	32,499
Accounts receivable less allowance for doubtful accounts, $435 and $556	348	792
Prepaids and other current assets	1,089	882

Total current assets	116,915	118,530
Furniture and equipment, net	528	560
Long-term investments	4,609	4,156
Escrow receivable, net	5,138	5,144
Deferred income taxes – non-current	770	770
Deposits and other assets	196	196
Investment in Chrysalis BioTechnology	750	750

Total assets	$128,906	$130,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$201
Accrued compensation	200	609
Accrued taxes	1,146	2,924
Excess space reserve	209	314
Other current liabilities	1,994	1,596
Accrued severance and other divestiture costs	—	279

Total current liabilities	4,214	5,923

Deferred rent and capital lease obligation	190	208

Total liabilities	4,404	6,131

Stockholders’ Equity
Common stock, $.0005 par value; 50,000,000 shares authorized; and 34,525,069 and 33,533,443 shares issued and outstanding	17	16
Additional paid-in capital	145,933	142,329
Accumulated deficit	(21,448)	(18,233)
Treasury stock at cost, 41,800 shares	—	(137)

Total stockholders’ equity	124,502	123,975

Total liabilities and stockholders’ equity	$128,906	$130,106

See Notes to Unaudited Condensed Consolidated Financial Statements

ORTHOLOGIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2004	2003
OPERATING EXPENSES
General and administrative	$555	$1,289
Research and development	3,371	1,390
CPM divestiture and related gains	(111)	—

Total operating expenses	(3,815)	(2,679)

OPERATING LOSS	(3,815)	(2,679)
OTHER INCOME
Interest income, net	306	132

Loss from continuing operations before taxes	(3,509)	(2,547)
Income tax benefit	(294)	(981)

Net loss from continuing operations	(3,215)	(1,566)

Discontinued operations
Income from operations of Bone Device Business, net of taxes of $0 and $994	—	1,708

Net income from discontinued operations	—	1,708

NET INCOME (LOSS)	$(3,215)	$142

Net loss from continuing operations
Basic	$(0.09)	$(0.05)

Diluted	$(0.09)	$(0.05)

Net income from discontinued operations
Basic	$—	$0.05

Diluted	$—	$0.05

Net loss
Basic	$(0.09)	$—

Diluted	$(0.09)	$—

Basic shares outstanding	34,310	32,809
Equivalent shares	—	219

Diluted shares outstanding	34,310	33,028

See Notes to Unaudited Condensed Consolidated Financial Statements

ORTHOLOGIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$(3,215)	$142
Non-cash items:
Depreciation and amortization	70	173
Performance based stock option expense	(56)	—
Change in operating assets and liabilities:
Accounts receivable	444	418
Inventories	—	(148)
Prepaids and other current assets	(207)	(79)
Deposits and other assets	—	14
Accounts payable	464	215
Accrued liabilities	(2,191)	(113)
Accrued liabilities on CPM divestiture and related charges	—	(26)

Net cash (used in) provided by operating activities	(4,691)	596

INVESTING ACTIVITIES
Expenditures for equipment and furniture	(32)	(101)
Purchases of investments	(21,181)	(7,341)
Maturities of investments	4,863	6,009

Net cash used in investing activities	(16,350)	(1,433)

FINANCING ACTIVITIES
Net proceeds from stock option exercises	3,798	257

Net cash provided by financing activities	3,798	257

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,243)	(580)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,357	11,286

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,114	$10,706

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$2	$4
Cash paid during the period for income taxes	$1,474	$27
Common stock issued for legal settlement	$0	$2,078

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORTHOLOGIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Business.

     OrthoLogic is a drug-development company focused on the healing of musculoskeletal tissue, through biopharmaceutical approaches. Our research is focused exclusively on the potential commercialization of our Chrysalin® Product Platform. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair in bone and cartilage. We are currently enrolling patients in a Phase 3 Chrysalin product human clinical trial for fracture indications, have just completed the enrollment of patients in a Phase 1/2 spine fusion clinical trial, have one potential product in late-stage pre-clinical development, and are planning the development for two additional areas of research.

     On November 26, 2003, we sold our Bone Device Business to dj Orthopedic, LLC for a purchase price of approximately $93.0 million in cash and the assumption of substantially all of the Bone Device Business trade payables and other current liabilities. Through this divestiture, we sold all of our revenue producing operations and became a pure drug development company. The Bone Device Business assets included the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo.

     As of March 31, 2004, we had cash and cash equivalents of $67.1 million, short-term investments of $48.4 million and long-term investments of $4.6 million. We will be relying on these resources to fund the development, testing and commercialization of our Chrysalin product platform.

     On April 29, 2004, we announced that we had signed a definitive agreement to acquire substantially all of the assets and intellectual property of privately held Chrysalis BioTechnology, Inc. (“CBI”), based in Galveston, Texas, for $2.5 million in cash and up to $32.0 million in common stock. The agreement covers exclusive rights to proprietary technology and intellectual property in developing synthetic peptide-based therapeutics for a variety of indications. The transaction is subject to approval of the CBI stockholders, effectiveness of the registration statement to be filed by us with the Securities and Exchange Commission and other customary closing conditions. Closing of the acquisition is anticipated during the third quarter of 2004.

     In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp. and its subsidiaries. References to our Bone Device Business refer to our bone growth stimulation and fracture fixation device business, including our former OL1000 and SpinaLogic products.

Financial Statement Presentation

     In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The balance sheet as of December 31, 2003 is derived from our audited financial statements included in the 2003 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report on Form 10-K.

     Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an on-going basis we evaluate these estimates, including those related to allowance for doubtful accounts, guarantees, income taxes, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions and believes its estimates are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Under different assumptions and conditions, actual results may differ from these estimates.

     The significant estimates include the allowance for doubtful accounts (approximately $435,000 and $556,000 at March 31, 2004 and December 31, 2003, respectively), the fair value of certain representations and warranties issued in conjunction with the sale of the Bone Device Business, excess space reserve and the valuation allowance for deferred tax assets.

     Principles of consolidation. The consolidated financial statements include the accounts of OrthoLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, the consolidated financial statements do not include all information and notes required for complete financial statements. The following briefly describes the significant accounting policies used in the preparation of the our financial statements.

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

     C. Escrow receivable. A portion of the purchase price related to the sale of the Bone Device Business was required to be placed in escrow (Note 2). Under Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” indemnifications, representations and warranties issued in conjunction with the sale of a business are required to be valued and recorded in the financial statements. We made certain representations and warranties in conjunction with the sale of the Bone Device Business and determined the discounted fair value to be approximately $1.9 million, which is reflected as a reduction of the escrow receivable. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow.

     D. Investment in Chrysalis. We own a minority ownership interest in Chrysalis BioTechnology, Inc., which is recorded at cost (see Note 4).

     E. Excess Space Reserve. We lease a facility in Tempe, Arizona and sublease portions to other tenants. We have established a reserve for the period the available sublease space is anticipated to be vacant. In the opinion of management, the reserve balance of $209,000 at March 31, 2004 is adequate to allow for time necessary to acquire an additional tenant for the building.

     F. Income taxes. Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Pursuant to SFAS No. 109, we have determined that the majority of the deferred tax asset at March 31, 2004 requires a valuation allowance. We believe the remaining deferred tax asset of $770,000 will be realized as it relates to alternative minimum tax credits that do not expire.

     G. Research and development. Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.

     H. Stock-based compensation. At March 31, 2004, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In the quarter ended March 31, 2004, we recorded a reduction of approximately $56,000 in compensation expense related to the vesting of performance based options.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No.

148”) which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. We have provided the required additional annual disclosures below which illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share data).

	Three months ended March 31,
	2004	2003
Estimated weighted-average fair value of options granted during the period	$2.45	$1.67

Net income (loss) attributable to common stockholders:
As reported	$(3,215)	$142
Stock based compensation expense	(600)	(208)

Pro forma	$(3,815)	$(66)

Basic net income per share:
As reported	$(0.09)	$0.00
Pro forma	$(0.11)	$0.00
Diluted net income per share:
As reported	$(0.09)	$0.00
Pro forma	$(0.11)	$0.00
Black Scholes model assumptions:
Risk free interest rate	2.4%	1.7%
Expected volatility	50%	44%
Expected term	2.7 Years	2.7 Years
Dividend yield	0%	0%

     I. Income (loss) per common share. Income (loss) per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive.

     J. Discontinued operations. Under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualified as a component of the entity under the standard as of the November 26, 2003 sale date. Therefore, the related results of the Bone Device Business operations for 2003, prior to the sale, have been presented as discontinued operations in the financial statements.

     K. New Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” (revised in December 2003) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. We do not participate in any variable interest entities. The adoption of FIN 46 did not have a material impact on our financial statements.

     L. Certain reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the 2004 presentation.

2. ASSET SALE OF THE BONE DEVICE BUSINESS

     On November 26, 2003, we completed the sale of the Bone Device Business assets and related liabilities (including the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo) to dj Orthopedics, LLC. Pursuant to the asset purchase agreement, we sold substantially all of the assets of the Bone Device Business (other than our Medicare accounts receivable, which were $1.2 million in the aggregate), including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists, intellectual property, certain agreements and contracts. dj Orthopedics paid $93.0 million in cash at closing and assumed substantially all of the Bone Device Business trade payables and other current liabilities less payables in an amount approximately equal to the amount of retained Medicare receivables. Upon the closing of the sale we assigned and dj Orthopedics agreed to assume and perform the obligations outstanding on November 26, 2003, related to the operation of the Bone Device Business (including various liabilities related to the Company’s employees).

     Of the $93.0 million we received in the sale, $7.5 million was placed in an escrow account. The funds were divided into two accounts: $7.0 million from which dj Orthopedics’ is eligible for indemnity and breach of contract claims, if any, may be paid and $0.5 million from which a portion of the agreed upon incentive stay bonuses will be paid by dj Orthopedics to former OrthoLogic executives on the first anniversary of the closing. The funds in the $7.0 million escrow account, in excess of the amount of any pending claims, will be released to us on the second anniversary of the closing. The amount included in escrow receivable is net of the $1.9 million liability related to the fair value of the representations and warranties.

     The transaction was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and employees who were retained had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever is earlier.

     The sale of the Bone Device Business is accounted for as discontinued operations. The income from the divested business, and related tax effects are summarized as discontinued operations on the consolidated statement of operations. Included in the discontinued operations for the 2003 period is the net income from the Bone Device Business of $1.7 million resulting from the three months of operations through March 31, 2003.

     The presentation of discontinued operations for the Bone Device Business reflects the elimination of the historical revenues as well as historical expenses related to the operations of business. The revenue, cost of revenue, gross profit and pretax income attributable to the Bone Device Business for the March 31, 2003 quarter ended were as follows (in thousands):

Period ended March 31,
2003
Net revenue	$10,372
Cost of sale	1,479

Gross profit	8,893

Pretax income	$2,702

     The historical expenses of the Bone Device Business were derived using a variety of factors including percentage of revenues, headcount, and specific identification. Subsequent to the sale, we no longer have any revenue producing products.

     The sale of our Bone Device Business was a transaction taxable to us for United States federal income tax purposes. We recognized taxable income for fiscal year ended 2003 equal to the amount realized on the sale in excess of our tax basis in the assets sold. A portion of the taxable gain was offset by available net operating loss carry forwards.

3. CPM DIVESTITURE AND RELATED GAINS

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

     We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. No cash payments were received during the first quarter of 2003. Payments of $111,000 were collected during the first quarter of 2004, and recognized on the “CPM divestiture and related gains” line item on the Consolidated Statement of Operations. The remaining balance plus interest is scheduled to be paid over the next 24 months. Due to the uncertainty of the future payments, income on the settlement will be recorded as cash is received.

4. LICENSING AGREEMENT FOR CHRYSALIN

     In January 1998, we acquired a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. (“CBI”), for $750,000. As part of the transaction, we were awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid synthetic peptide that had shown promise in accelerating the healing process. Our agreement with CBI contains provisions for us to continue and expand our option to license Chrysalin contingent upon regulatory approvals, successful pre-clinical trials, and certain trials and milestone payments to CBI.

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

     CBI does not own the patents to Chrysalin, but owns an exclusive worldwide license to Chrysalin from the University of Texas. Except for the $750,000 minority equity investment in Chrysalis, all payments made to Chrysalis have been expensed as research and development. The license agreement with Chrysalis calls for us to pay certain other additional milestone payments and royalty fees, based upon the product’s development and our achievement of commercial introduction.

     On April 29, 2004, we announced that we had signed a definitive agreement to acquire substantially all of the assets and intellectual property of privately held CBI, based in Galveston, Texas, for $2.5 million in cash and up to $32.0 million in common stock. The agreement covers exclusive rights to proprietary technology and intellectual property in developing synthetic peptide-based therapeutics for a variety of indications. The transaction is subject to approval of the CBI stockholders, effectiveness of the registration statement to be filed by us with the Securities and Exchange Commission and other customary closing conditions. Closing of the acquisition is anticipated during the third quarter of 2004.

5. LITIGATION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     When used in this report, the terms “OrthoLogic,” “we,” “our,” or “us” refer to OrthoLogic Corp. or OrthoLogic Corp. and its subsidiaries, as appropriate in the context, and the term “Bone Device Business” refers to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic® and our fracture fixation devices, OrthoFrame® and OrthoFrame/Mayo.

     The following is management’s discussion of significant factors that affected OrthoLogic’s interim financial condition and results of operations. This should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003 and the “Special Note Regarding Forward Looking Statements” below, following Item 4.

     Overview

     On November 26, 2003, we sold our Bone Device Business to djOrthopedics, LLC for a purchase price of approximately $93.0 million in cash and the assumption of substantially all of the Bone Device Business trade payables and other current liabilities. Through this divestiture, we sold all of our revenue producing operations and became a pure drug development company. Our principal business remains focused on the healing of musculoskeletal tissue, although through biopharmaceutical approaches rather than through the use of medical devices.

     As of March 31, 2004, we had cash and cash equivalents of $67.1 million, short-term investments of $48.4 million and long-term investments of $4.6 million. We will be relying on these resources to fund the development, testing and commercialization of our Chrysalin product platform.

     On April 29, 2004, we announced that we had signed a definitive agreement to acquire substantially all of the assets and intellectual property of privately held Chrysalis BioTechnology, Inc. (“CBI”), based in Galveston, Texas, for $2.5 million in cash and up to $32.0 million in common stock. The agreement covers exclusive rights to proprietary technology and intellectual property in developing synthetic peptide-based therapeutics for a variety of indications. The transaction is subject to approval of the CBI stockholders, effectiveness of the registration statement to be filed by us with the Securities and Exchange Commission and other customary closing conditions. Closing of the acquisition is anticipated during the third quarter of 2004.

Research and Development of the Chrysalin Product Platform

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

     We are currently enrolling patients in a Phase 3 Chrysalin product human clinical trial for fracture indications, have just completed enrollment in a Phase 1/2 human clinical trial for spine fusion indications, have one potential product in late-stage pre-clinical development in cartilage defect repair, and are planning the development for two additional areas of research in ligament and tendon repair.

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

     Spine Fusion

     Our clinical studies on spine fusion address questions of safety and efficacy when the Chrysalin peptide is used in conjunction with allograft bone in spine fusion surgeries. All of these studies are performed by collaborators at academic institutions, with the experimental study design provided by OrthoLogic scientists. We completed enrollment in the spine trial during the first quarter of 2004.

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

Critical Accounting Policies and Estimates

     Allowance for Doubtful Accounts: The Company retained certain receivables related to the Bone Device Business after the divestiture. The allowance for doubtful accounts (approximately $435,000 and $556,000 at March 31, 2004 and December 31, 2003, respectively) is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. In the opinion of management, adequate allowances have been provided for doubtful accounts. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments, or the other considerations underlying the estimates was to change, additional allowances might be necessary.

     Income Taxes: SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not to be realized. We believe that the net deferred tax asset of $770,000 at March 31, 2004 will be realized as it relates to alternative minimum tax credits that do not expire. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

     Discontinued Operations: Under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualifies as a component of the entity under the standard. Therefore, the related results of the Bone Device Business operations prior to the sale have been presented as discontinued operations in the 2003 financial statements.

     Liability for Representations and Warranties Made in Conjunction with the Sale of the Bone Device Business: Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” indemnifications, representations and warranties issued in conjunction with the sale of a business are required to be valued and recorded in the financial statements. We made certain representations and warranties in conjunction with the sale of the Bone Device Business and determined the discounted fair value to be approximately $1.9 million, which is reflected as a reduction to the escrow receivable. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow.

     Investment in CBI: We own a minority ownership interest in CBI, recorded on the balance sheet at cost. We recently announced a definitive agreement to acquire substantially all of the assets and intellectual property of CBI.

     Excess Space Reserve: We lease a facility in Tempe, Arizona. This approximately 100,000 square foot facility is designed and constructed for industrial purposes and is located in an industrial district. In November 2003, we subleased approximately 35,000 square feet of the facility to dj Orthopedics, LLC, the company which purchased our Bone Device Business. We previously subleased approximately 13,500 square feet of the building through June 2005 to another company. We believe the facility is well-maintained and adequate for use in the forseeable future. We believe the remainder of the facility that we are using is suitable for our purposes and is effectively utilized. While we believe the facility is well maintained and adequate for use in the forseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. We established a reserve for the period the available sublease space was anticipated to be vacant. In the opinion of management, the reserve balance of $209,000 at March 31, 2004 is adequate to allow for time necessary to acquire an additional tenant for the building.

Results of Operations Comparing Three-Month Period Ended March 31, 2004 to the Corresponding Period in 2003.

     Revenues, Cost of Revenues and Gross profits: We are a research and development company. We had no revenues, costs of revenues, or gross profit from continuing operations in 2004 or 2003. The Bone Device Business revenue is included as discontinued operations and is presented reflecting only the net income after tax under the line item “Income from operations of Bone Device Business, net of taxes.”

     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations decreased by approximately 56.9% from $1.3 million to $555,000 from the first quarter of 2003 to 2004. Our administrative functions previously serviced a large organization that had manufacturing, sales, healthcare reimbursement and research and development functions, compared to the pure research and development company that exists currently.

     Research and Development Expenses: Research and development expenses were $3.4 million in 2004 compared to $1.4 million in 2003. The rise in our research and development expenses is attributed to our significant expansion of our research and preclinical programs since the first quarter of 2003. In addition, we have more patients enrolled in the clinical trials than in 2003, when we had just begun our Phase 3 human clinical trial for fracture repair indications. During 2004, we incurred additional research costs for the development of specific programs that we believe will enhance our ability to successfully receive authorization for a new drug application filing for our fracture indication. Research and development expenses consisted primarily of Chrysalin related expenses, which include pre-clinical studies in cartilage defect repair, final patient enrollment and the early completion of the Phase 1/2 spinal fusion clinical trial and continuation of the Phase 3 human clinical trial for fracture repair. During 2004, we expect to double our research and development expenses over 2003 levels of $9.0 million.

     CPM Divestiture and Change in Estimated Collectability of CPM Receivables: In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We settled litigation over certain contingent purchase price payment matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the dispute arising out of a contingent payment due to us, and all outstanding claims between the two companies. The payments of $111,000 appearing on the “CPM divestiture and related gains” line on the Statement of Operations were received during the first quarter of 2004. The remaining balance plus interest is scheduled to be paid over the next 24 months. Due to the uncertainty of the future payments, income on the settlement will be recorded as cash is received.

     Other Income: Other income in 2004 and 2003 consisted primarily of interest income. Other income increased from $132,000 in 2003 to $306,000 in 2004 primarily as a result of the additional interest earned on the cash and investments from the sale of the Bone Device Business.

     Discontinued operations of the Bone Device Business: The sale of the Bone Device Business in 2003 is accounted for as discontinued operations. The operating income from the divested business and related tax effects are summarized as discontinued operations on the consolidated statement of operations. Included in the discontinued operations for the first quarter of 2003 is the net income from the Bone Device Business of $1.7 million, which is net of taxes.

     Net Income (Loss): We had a net loss in the first quarter of 2004 of $3.2 million compared to net income of $142,000 in 2003. The net income in 2003 is composed primarily of the income of $1.7 million from the discontinued operations of the Bone Device Business and a ($1.6) million loss resulting from continuing operations.

Liquidity and Capital Resources

     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. With the sale of our Bone Device Business, we sold all of our revenue producing operations. We received approximately $93.0 million in cash from the sale of our Bone Device Business. At March 31, 2004, we had cash and cash equivalents of $67.1 million, short-term investments of $48.4 million and long-term investments of $4.6 million.

     With the exception of the anticipated purchase of substantially all of the assets of CBI, we do not expect to make significant capital investments in 2004, but anticipate growing our research and development expenditures related to clinical trials for Chrysalin in fresh fracture repair and spinal fusion and for further studies in articular cartilage repair. We anticipate that our cash and short term investments will be sufficient to meet our presently projected research and development expenses and other working capital requirements for the next 12 months. However, we believe our research and development of our Chrysalin product platform will require substantial additional capital beyond 2004. Our forecasts of the period of time through which our financial resources will be adequate to support our research and development depends on many factors, most notably the progress of our research and development relative to our projections and to the pace of our competitors. If we decide to expand our clinical trials, in particular, or if we consider other opportunities in the market, our projected expense levels may change, which could require us to seek other sources of financial resources. There is no assurance that we will be successful in obtaining such other resources. If such a situation were to arise, we may be required to scale back or delay our research and development programs.

     The following table sets forth all known commitments as of March 31, 2004 and the year in which these commitments become due or are expected to be settled (in thousands):

		Accounts Payable
Year	Operating Leases	and Other Liabilities	Total
2004	$809	$4,404	$5,213
2005	$1,078	—	$1,078
2006	$1,078	—	$1,078
2007	$989	—	$989

Total	$3,954	$4,404	$8,358

     Approximately 17% of the leased facility is subleased through June 2005 and another approximately 44% is subleased through November of 2004, payments from which will offset a portion of the lease commitments listed above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have no debt outstanding and no derivative instruments at March 31, 2004.

     Our Canadian operations were sold as part of the CPM asset sale, and consequently we have no exposure to foreign currency exchange rate risks as of March 31, 2004.

     Our investment portfolio is used to preserve our capital until it is required to fund our operations. All of these investment instruments are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

     We have deposited our cash with national banking institutions which we believe are stable. Even though our accounts in each of these banks have balances in excess of the $100,000 limit that is insured by the Federal Deposit Insurance Corporation, we believe these accounts are not subject to significant market risk due to bank failure.

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, which included inquiries made to certain other employees. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Our Chrysalin product platform is currently in the human testing phase for two potential products and earlier preclinical testing phases for another potential product. The U.S. Food and Drug Administration (“FDA”) and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Chrysalin, as a new drug, is subject to the most stringent level of FDA review.

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

     Positive results from preclinical studies and early clinical trials do not ensure positive results in more advanced clinical trials. If we are unable to demonstrate that a product candidate will be safe and effective in advanced clinical trials involving larger numbers of patients, we will be unable to submit the new drug application (“NDA”) necessary to receive approval from the FDA to commercialize that product.

     We are currently conducting a Phase 3 human clinical trial on Chrysalin for fracture repair indications. We expect to have enrollment for the trial completed by late summer/fall of 2004. If we fail to achieve the primary endpoints in this Phase 3 clinical trial or the results are ambiguous, we will have to determine whether to redesign our Chrysalin fracture repair product candidate and our protocols and continue with additional testing, or cease activities in this area. Redesigning the product could be extremely costly and time-consuming. A substantial delay in obtaining FDA approval or termination of the Chrysalin fracture repair product candidate could result in a delay in our ability to generate revenue.

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

Risks Related to Our Business

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

Part II – Other Information

Item 6. Exhibits and Reports

(a)	Exhibit Index

See Exhibit List following this report

(b)	Reports on Form 8-K

Form 8-K furnished January 27, 2004 announcing the appointment of Michael D. Casey to the OrthoLogic Corp. Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.

(Registrant)

Signature	Title	Date
/s/ Thomas R. Trotter Thomas R. Trotter	President and Chief Executive Officer (Principal Executive Officer)	May 10, 2004
/s/ Sherry A. Sturman Sherry A. Sturman	Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2004

OrthoLogic Corp.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2004

		Incorporated by	Filed
Exhibit No	Description	Reference to:	Herewith
31.1	Certification of CEO pursuant to Securities Exchange Act Rule 13a - 14 (a).		X

31.2	Certification of CFO pursuant to Securities Exchange Act Rule 13a - 14 (a).		X

32	Certification pursuant to the Security Exchange Act Rule 13a — 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
— Thomas R. Trotter
— Sherry A. Sturman