Form 10-Q
period 2004-06-30
ORTHOLOGIC CORP
filed 2004-08-09
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑Yes   ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act):          ☑Yes   ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

34,550,152 shares of common stock outstanding as of July 29, 2004

ORTHOLOGIC CORP.
INDEX

PART I – Financial Information

Item 1. Financial Statements

ORTHOLOGIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$58,403	$84,357
Short-term investments	54,566	32,499
Accounts receivable less allowance for doubtful accounts, $418 and $556	86	792
Prepaids and other current assets	1,168	882

Total current assets	114,223	118,530
Furniture and equipment, net	479	560
Long-term investments	2,891	4,156
Escrow receivable, net	5,128	5,144
Deferred income taxes – non-current	770	770
Deposits and other assets	306	196
Investment in Chrysalis BioTechnology	750	750

Total assets	$124,547	$130,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$649	$201
Accrued compensation	373	609
Accrued taxes	93	2,924
Excess space reserve	105	314
Other current liabilities	2,722	1,875

Total current liabilities	3,942	5,923

Deferred rent and capital lease obligation	173	208

Total liabilities	4,115	6,131

Stockholders’ Equity
Common stock, $.0005 par value; 50,000,000 shares authorized; and 34,550,152 and 33,533,443 shares issued and outstanding	17	16
Additional paid-in capital	146,221	142,329
Accumulated deficit	(25,669)	(18,233)
Treasury stock at cost, 41,800 shares	(137)	(137)

Total stockholders’ equity	120,432	123,975

Total liabilities and stockholders’ equity	$124,547	$130,106

See Notes to Unaudited Condensed Consolidated Financial Statements

ORTHOLOGIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
OPERATING EXPENSES
General and administrative	$616	$1,278	$1,171	$2,567
Research and development	3,987	2,236	7,358	3,626
CPM divestiture and related gains	(81)	(345)	(192)	(345)

Total operating expenses	4,522	3,169	8,337	5,848

OPERATING LOSS	(4,522)	(3,169)	(8,337)	(5,848)
OTHER INCOME
Interest income, net	301	131	607	263

Loss from continuing operations before taxes	(4,221)	(3,038)	(7,730)	(5,585)
Income tax benefit	0	(1,170)	(294)	(2,150)

Loss from continuing operations	(4,221)	(1,868)	(7,436)	(3,435)
Discontinued operations (Note 2)
Income from operations of Bone Device Business net of taxes of $0, $1,183, $0 and $2,177	0	2,426	0	4,135

Income from discontinued operations	0	2,426	0	4,135

NET INCOME (LOSS)	$(4,221)	$558	$(7,436)	$700

Loss from continuing operations
Basic	$(0.12)	$(0.05)	$(0.22)	$(0.11)

Diluted	$(0.12)	$(0.05)	$(0.22)	$(0.11)

Income from discontinued operations
Basic	$(0.00)	$0.07	$(0.00)	$0.13

Diluted	$(0.00)	$0.07	$(0.00)	$0.13

Net income (loss)
Basic	$(0.12)	$0.02	$(0.22)	$0.02

Diluted	$(0.12)	$0.02	$(0.22)	$0.02

Basic shares outstanding	34,528	32,889	34,419	32,849
Equivalent shares	—	242	—	230

Diluted shares outstanding	34,528	33,131	34,419	33,079

See Notes to Unaudited Condensed Consolidated Financial Statements

ORTHOLOGIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$(7,436)	$700
Non-cash items:
Depreciation and amortization	115	339
Escrow account amortization	16
Change in operating assets and liabilities:
Accounts receivable	706	681
Inventories	—	123
Prepaids and other current assets	(286)	144
Deposits and other assets	(110)	19
Accounts payable	448	226
Accrued liabilities	(2,464)	(252)
Accrued liabilities on CPM divestiture and related charges	—	(172)

Net cash (used in) provided by operating activities	(9,011)	1,808

INVESTING ACTIVITIES
Expenditures for equipment and furniture	(34)	(170)
Purchases of investments	(40,960)	(12,989)
Maturities of investments	20,158	12,697

Net cash used in investing activities	(20,836)	(462)

FINANCING ACTIVITIES
Net proceeds from stock option exercises	3,893	295

Net cash provided by financing activities	3,893	295

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,954)	1,641
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,357	11,286

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,403	$12,927

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITES:
Cash paid during the period for interest	$3	$7
Cash paid during the period for income taxes	$2,673	$27
Common stock issued for legal settlement	$0	$2,078

See Notes to Unaudited Condensed Consolidated Financial Statements.

ORTHOLOGIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Business.

     OrthoLogic is a drug development company focused on the healing of musculoskeletal tissue, through biopharmaceutical approaches. Our research is focused exclusively on the potential commercialization of our Chrysalin® Product Platform. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair in bone and cartilage. We are currently enrolling patients in a Phase 3 Chrysalin product human clinical trial for fracture indications, have just completed the enrollment of patients in a Phase 1/2 spine fusion clinical trial, have one potential product in late-stage preclinical development, and are planning the development for two additional areas of research.

     On November 26, 2003, we sold our Bone Device Business to dj Orthopedic, LLC for a purchase price of approximately $93.0 million in cash and the assumption of substantially all of the Bone Device Business trade payables and other current liabilities. Through this divestiture, we sold all of our revenue producing operations. The Bone Device Business assets included the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo.

     As of June 30, 2004, we had cash and cash equivalents of $58.4 million, short-term investments of $54.6 million and long-term investments of $2.9 million. We will be relying on these resources to fund the development, testing and commercialization of our Chrysalin product platform.

     On April 28, 2004, we signed a definitive agreement to acquire substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), a privately held company which has the exclusive license for the Chrysalin patent, the basis for our Chrysalin product platform.

     The transaction closed on August 5, 2004. We purchased substantially all of CBI’s assets, including its key intellectual property asset, its exclusive Chrysalin patent license agreement, for $2.5 million in cash and $25.0 million in OrthoLogic common stock issued at the closing. We issued 3,462,124 shares of OrthoLogic common stock to CBI based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue additional shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transaction that results in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The asset purchase closed subsequent to the end of the second fiscal quarter and is not reflected in the interim financial statements. Approximately $26.0 million of the purchase price will be expensed as In-process Research and Development. The remainder of the purchase price and acquisition costs will be allocated to patents and trademarks. If a triggering event occurs, the additional $7.0 million will be added to the purchase price of the In-process Research and Development and will be expensed at that time.

     In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp. and its subsidiaries. References to our Bone Device Business refers to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

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

     The significant estimates include the allowance for doubtful accounts (approximately $418,000 and $556,000 at June 30, 2004 and December 31, 2003, respectively), the fair value of certain representations and warranties issued in conjunction with the sale of the Bone Device Business, excess space reserve and the valuation allowance for deferred tax assets.

     Principles of consolidation. The consolidated financial statements include the accounts of OrthoLogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, the accompanying condensed consolidated financial statements do not include all information and notes required for complete financial statements. The following briefly describes the significant accounting policies used in the preparation of our financial statements.

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

     D. Investment in Chrysalis. We own a minority ownership interest in CBI, which is recorded at cost (see Note 4). On August 5, 2004 we purchased substantially all of the assets and intellectual property of CBI, replacing our initial investment.

     E. Excess Space Reserve. We lease a facility in Tempe, Arizona and sublease portions to other tenants. We have established a reserve for the period the available sublease space is anticipated to be vacant. In the opinion of management, the reserve balance of $105,000 at June 30, 2004 is adequate to allow for time necessary to acquire an additional tenant for the building.

     F. Income taxes. Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Pursuant to SFAS No. 109, we have determined that the majority of the deferred tax assets at June 30, 2004 require a valuation allowance. We believe the remaining deferred tax asset of $770,000 will be realized as it relates to alternative minimum tax credits that do not expire.

     G. Research and development. Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.

     H. Stock-based compensation. At June 30, 2004, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In the six months ended June 30, 2004, we recorded approximately $33,000 in net compensation expense related to the vesting of performance-based options.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Estimated weighted-average fair value of options granted during the period	$0	$1.16	$2.46	$1.23

Net income (loss) attributable to common stockholders:
As reported	$(4,221)	$558	$(7,436)	$700
Stock based compensation expense	(34)	(137)	(613)	(266)

Pro forma	$(4,255)	$421	$(8,049)	$434

Basic net income per share:
As reported	$(0.12)	$0.02	$0.22	$0.02
Pro forma	$(0.12)	$0.01	$0.23	$0.01
Diluted net income per share:
As reported	$(0.12)	$0.02	$0.22	$0.02
Pro forma	$(0.12)	$0.01	$0.23	$0.01
Black Scholes model assumptions:
Risk free interest rate	3.6%	1.4%	3.6%	1.4%
Expected volatility	41%	36%	45%	40%
Expected term	2.7 Years	2.7 Years	2.7 Years	2.7 Years
Dividend yield	0%	0%	0%	0%

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

     The sale of the Bone Device Business is accounted for as discontinued operations. The income from the divested business, and related tax effects are summarized as discontinued

operations in the consolidated statement of operations. Included in the discontinued operations for the 2003 period is the net income from the Bone Device Business of $2.4 million and $4.1 million resulting from the three months and six months of operations through June 30, 2003, respectively.

     The presentation of discontinued operations for the Bone Device Business reflects the elimination of the historical revenues as well as historical expenses related to the operations of business. The revenue, cost of revenue, gross profit and pretax income attributable to the Bone Device Business for the three months and six months ending June 30, 2003 were as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2003	June 30, 2003
Net revenue	$11,368	$21,740
Cost of sale	1,682	3,161

Gross profit	9,686	18,579

Pretax income	$3,609	$6,312

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

     We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. No cash payments were received during the first quarter of 2003. Payments of $81,000 and $192,000 were collected during the three months and six months ending June 30, 2004, and recognized on the “CPM divestiture and related gains” line item on the Consolidated Statement of Operations. The remaining balance plus interest is scheduled to be paid over the next 22 months. Due to the uncertainty of the future payments, income on the settlement will be recorded as cash is received.

4.	LICENSING AGREEMENT FOR CHRYSALIN

     In January 1998, we acquired a minority equity investment (less than 10%) in a biotech firm, Chrysalis BioTechnology, Inc. (“CBI”), for $750,000. As part of the transaction, we were awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid synthetic peptide that had shown promise in accelerating the healing process. Our agreement with CBI contains provisions for us to continue and expand our option to license Chrysalin contingent upon regulatory approvals, successful preclinical trials, and certain trials and milestone payments to CBI.

     At this stage of research, we are not yet able to apply for FDA approval to market Chrysalin. The process of obtaining necessary government approvals is time consuming and expensive. There can be no assurance that the necessary approvals for new products or applications will be obtained by us or, if they are obtained, that they will be obtained on a timely basis. Significant additional costs will be necessary to complete development of these products.

     CBI does not own the patents to Chrysalin, but owns an exclusive worldwide license to Chrysalin from the University of Texas. Except for the $750,000 minority equity investment in Chrysalis, all payments made to CBI have been expensed as research and development. The license agreement with CBI requires us to pay certain other additional milestone payments and royalty fees, based upon the product’s development and our achievement of commercial introduction.

     On April 28, 2004, we signed a definitive agreement to acquire substantially all of the assets and intellectual property of privately held CBI, based in Galveston, Texas, for $2.5 million in cash and up to $32.0 million in common stock. The agreement covers exclusive rights to proprietary technology and intellectual property in developing synthetic peptide-based therapeutics, including Chrysalin for all medical indications. (See Note 6).

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

     In addition to the matter disclosed above, the Company is involved in various other legal proceedings that arise in the ordinary course of business. In management’s opinion, the ultimate resolution of these other legal proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

6. Subsequent Events

     On August 5, 2004, we purchased substantially all the assets, including intellectual property assets, of Chrysalis Biotechnology, Inc. (“CBI”). CBI is a privately held biopharmaceutical company developing synthetic peptide compounds targeted at tissue repair and regeneration. CBI has operated as a development stage company since its inception. This acquisition gives OrthoLogic the exclusive rights to Chrysalin for all indications. The transaction was approved by the CBI stockholders. We issued 3,462,124 shares of OrthoLogic common stock valued at $25.0 million to CBI at the time of closing, based on the 10-day average closing price of $7.221, along with a cash payment of $2.5 million. In addition, we must issue additional shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transaction that results in a change of control of OrthoLogic or the acceptance by the FDA of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The transaction will be accounted for as an asset acquisition. Approximately $26.0 million of the purchase price will be expensed as In-process Research and Development. The remainder of the purchase price and acquisition costs will be allocated to patents and trademarks. If a triggering event occurs, the additional $7.0 million will be added to the purchase price of the In-process Research and Development and will be expensed at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     When used in this report, the terms “OrthoLogic,” “we,” “our,” or “us” refer to OrthoLogic Corp. or OrthoLogic Corp. and its subsidiaries, as appropriate in the context, and the term “Bone Device Business” refers to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

     The following is management’s discussion of significant factors that affected OrthoLogic’s interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2003 and the “Special Note Regarding Forward Looking Statements” below, following Item 4.

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

     As of June 30, 2004, we had cash and cash equivalents of $58.4 million, short-term investments of $54.6 million and long-term investments of $2.9 million. We will be relying on these resources to fund the development, testing and commercialization of our Chrysalin product platform.

     On April 28, 2004, we signed a definitive agreement to acquire substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), a privately held company which has the exclusive license for the Chrysalin patent, the basis for our Chrysalin product platform.

     The transaction closed on August 5, 2004. We purchased substantially all of CBI’s assets, including its key intellectual property asset, its exclusive Chrysalin patent license agreement, for $2.5 million in cash and $25.0 million in OrthoLogic common stock issued at the closing. We issued 3,462,124 shares of OrthoLogic common stock to CBI based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue additional shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transaction that results in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The asset purchase closed subsequent to the end of the second fiscal quarter and is not reflected in the interim financial statements. Approximately $26.0 million of the purchase price will be expensed as In-process Research and Development. The remainder of the purchase price and acquisition costs will be allocated to patents and trademarks. If a triggering event occurs, the additional $7.0 million will be added to the purchase price of the In-process Research and Development and will be expensed at that time.

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

     Fracture Repair

     We are currently enrolling patients in a Phase 3 human clinical trial for fracture repair indications. The focus of the Phase 3 trial is to identify if a single injection of Chrysalin into the fracture can accelerate healing. Our preclinical fracture repair studies currently underway focus on isolating and identifying functions of Chrysalin in acceleration of fracture repair, and what genes are stimulated by the injection of the Chrysalin peptide. Our analysis of the effect of Chrysalin at the genetic level is performed using gene array and quantitative PCR technology, with this work performed both in house at OrthoLogic and in collaboration with academic institutions. Preclinical studies using segmental defect, distraction osteogenesis and non-union models are performed by collaborators at academic institutions. Preclinical segmental defect studies are meant to mimic reconstructive surgical procedures. These studies provide information on advanced formulations of Chrysalin and potential new clinical indications to investigate. Distraction osteogenesis is a technique that is used to replace lost segments of bone due to severe injury, or to correct congenital deformity. Preclinical studies on non-union fractures address the effects of Chrysalin to heal fractures that do not heal in the normal expected time. Positive results in these studies may provide additional clinical indications for Chrysalin.

     Spine Fusion

     Our preclinical studies on spine fusion address questions of safety and efficacy when the Chrysalin peptide is used for spine fusion surgeries. These studies are performed by collaborators at academic institutions, with the experimental study design provided by OrthoLogic scientists. We completed enrollment in a Phase 1/2 human clinical trial for spine fusion during the second quarter of 2004. We plan to conduct preclinical studies evaluating Chrysalin for interbody spinal fusion. Data permitting, we intent to seek FDA authorization to begin a human clinical trial evaluating Chrysalin for interbody fusion before the end of 2005.

     Cartilage Defect and Repair; Tendon and Ligament Repair

     Most of our preclinical cartilage repair studies are performed at academic institutions. The goal of these studies is to understand the way Chrysalin works to stimulate cartilage defect repair as well as to address formulation questions. Data permitting, we intend to submit an IND to the FDA for this indication by the end of 2004. A preclinical tendon repair study has begun and a ligament repair study is slated to begin this year and will be conducted in collaboration with academic institutions.

     The development of each of our potential product candidates in the Chrysalin product platform is based on our collective knowledge and understanding of how the human thrombin molecule contributes to the repair of soft tissue and bone. While there are important differences in each of the product candidates in terms of their purpose, (fracture repair, spine fusion, cartilage repair, etc.) each product candidate is focused on accelerating the repair of soft tissue and bone and is based on the ability of Chrysalin to mimic specific attributes of the human thrombin molecule to stimulate the body’s natural healing process.

     We are developing the product candidates in parallel. We expect to learn from the results of each trial and apply the findings to the development of the other product candidates. We believe there are distinct research activities within the product candidates whose outcomes and results will apply across the product platform.

     The fracture repair studies are furthest in the development process. We expect to have enrollment completed for the Phase 3 clinical trials on Chrysalin for fresh fracture repair indication by end of 2004. We plan to begin an additional pivotal human clinical trial for this indication in the fall of 2004. Data permitting, we intend to submit a New Drug Application (“NDA”) with the FDA in 2006. Our current timeline for potential product development anticipates the commercialization of this product candidate in 2008. This is the first period in which we expect to begin to receive cash flows resulting from our research and development efforts.

     Excluding the initial 1998 equity investment in CBI that we made to gain the option to license the orthopedic applications of Chrysalin, we have spent approximately $29.6 million in total research and development efforts on this program. We have incurred $4.0 million and $7.4 million on these research efforts during the last three-month and six-month periods, respectively.

     All of our collective efforts as a company are focused on the research and development of the Chrysalis product platform. We estimate our 2004 net cash expenditures, including the cash associated with the CBI acquisition, will be approximately $20.0 million. OrthoLogic anticipates evaluating both its and CBI’s research projects during the balance of 2004 to determine future cash flow requirements. However, based on current research and development plans, OrthoLogic expects its 2005 cash expenditures to be approximately $25.0-$30.0 million. Assuming cash expenditures continue at approximately the same level, OrthoLogic expects its cash reserves to support its research and development for the next three and a half years.

     OrthoLogic cautions that its future cash expenditure levels are difficult to estimate because the estimates include a number of assumptions about the number of research projects OrthoLogic pursues, the pace at which it pursues them, the quality of the data collected and the requests of the FDA to expand, narrow or conduct additional clinical trials and analyze data. Changes in any of these assumptions can change significantly OrthoLogic’s estimated cash expenditure levels. However, absent any unforeseen changes to OrthoLogic’s current business plans, OrthoLogic intends to maintain annual expenditure levels within the $25.0 — $30.0 million range.

Critical Accounting Policies and Estimates

     Allowance for Doubtful Accounts: The Company retained certain receivables related to the Bone Device Business after the divestiture. The allowance for doubtful accounts (approximately $418,000 and $556,000 at June 30, 2004 and December 31, 2003, respectively) is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. In the opinion of management, adequate allowances have been provided for doubtful accounts. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments, or the other considerations underlying the estimates was to change, additional allowances might be necessary.

     Income Taxes: SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not to be realized. We believe that the net deferred tax asset of $770,000 at June 30, 2004 will be realized as it relates to alternative minimum tax credits that do not expire. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

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

     Investment in CBI: We own a minority ownership interest in CBI, recorded on the balance sheet at cost as of June 30, 2004. Subsequent to quarter end, we signed an Asset Purchase Agreement to acquire substantially all of the assets and intellectual property of CBI.

     Excess Space Reserve: We lease a facility in Tempe, Arizona. This approximately 100,000 square foot facility is designed and constructed for industrial purposes and is located in an industrial district. In November 2003, we subleased approximately 35,000 square feet of the facility to dj Orthopedics, LLC, the company which purchased our Bone Device Business. We previously subleased approximately 13,500 square feet of the building through June 2005 to another company. We believe the facility is well-maintained and adequate for use in the forseeable future. We believe the remainder of the facility that we are using is suitable for our purposes and is effectively utilized. While we believe the facility is well maintained and adequate for use in the forseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. We established a reserve for the period the available sublease space was anticipated to be vacant. In the opinion of management, the reserve balance of $105,000 at June 30, 2004 is adequate to allow for time necessary to acquire an additional tenant for the building.

Results of Operations Comparing Three-Month Period Ended June 30, 2004 to the Corresponding Period in 2003.

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

     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations decreased by approximately 52.8% from $1.3 million to $616,000 from the second quarter of 2003 to 2004. Our administrative functions previously serviced a large organization that had manufacturing, sales, healthcare reimbursement and research and development functions, compared to the pure research and development company that exists currently.

     Research and Development Expenses: Research and development expenses were $4.0 million in the second quarter of 2004 compared to $2.2 million in the second quarter of 2003. The increase in our research and development expenses is attributed to the significant expansion of our research and preclinical programs since the second quarter of 2003. We have more patients enrolled in the clinical trials than in 2003, when we were starting our Phase 3 human clinical trial for fracture repair indications. During 2004, we incurred additional research costs for the development of specific programs that we believe will enhance our ability to successfully receive authorization for a new drug application filing for our fracture repair indication. In addition, we recognize initial planning costs for an additional pivotal human clinical trial for fracture repair during the second quarter of 2004. Research and development expenses consisted primarily of Chrysalin related expenses, which include preclinical studies in cartilage defect repair, final patient enrollment and the early completion of the Phase 1/2 spinal fusion clinical trial and continuation of the Phase 3 human clinical trial for fracture repair. During 2004, we expect to double our research and development expenses over 2003 levels of $9.0 million.

     CPM Divestiture and Change in Estimated Collectability of CPM Receivables: In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We settled litigation over certain contingent purchase price payment matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the dispute arising out of a contingent payment due to us, and all outstanding claims between the two companies. A payment of $81,000 was received during the second quarter of 2004, and appears on the “CPM divestiture and related gains” line on the Statement of Operations. The remaining balance plus interest is scheduled to be paid over the next 21 months. Due to the uncertainty of the future payments, income on the settlement will be recorded as cash is received.

     Other Income: Other income earned during the second quarter of 2004 and 2003 consisted primarily of interest income. Other income in the second quarter increased from $131,000 in 2003 to $301,000 in 2004 primarily as a result of the additional interest earned on the cash and investments from the sale of the Bone Device Business.

     Discontinued operations of the Bone Device Business: The sale of the Bone Device Business in 2003 is accounted for as discontinued operations. The operating income from the divested business and related tax effects are summarized as discontinued operations in the consolidated statement of operations. Included in the discontinued operations is the net income from the Bone Device Business of $2.4 million for the second quarter of 2003, which is net of taxes.

     Net Income (Loss): We had a net loss in the second quarter of 2004 of $4.2 million compared to net income of $558,000 for the second quarter of 2003. The net income in 2003 is composed primarily of the income of $2.4 million from the discontinued operations of the Bone Device Business and a ($1.9) million loss resulting from continuing operations.

Results of Operations Comparing Six-Month Period Ended June 30, 2004 to the Corresponding Period in 2003.

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

     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations decreased by approximately 54.4% from $2.6 million to $1.2 million from the six-month period ending 2003 to 2004. Our administrative functions previously serviced a larger organization that had manufacturing, sales, healthcare reimbursement and research and development functions, compared to the pure research and development company that exists currently.

     Research and Development Expenses: Research and development expenses were $7.4 million in the first six months of 2004 compared to $3.6 million in the first six months of 2003. The increase in our research and development expenses is attributed to the significant expansion of our research and preclinical programs since the equivalent time period in 2003. We have more patients enrolled in the clinical trials than in 2003, when we were starting our Phase 3 human clinical trial for fracture repair indications. During 2004, we incurred additional research costs for the development of specific programs that we believe will enhance our ability to successfully receive authorization for a new drug application filing for our fracture repair indication. In addition, we recognized initial planning costs for a second pivotal human clinical trial for fracture repair during the second quarter of 2004. Research and development expenses consisted primarily of Chrysalin related expenses, which include preclinical studies in cartilage defect repair, final patient enrollment and the early completion of the Phase 1/2 spinal fusion clinical trial and continuation of the Phase 3 human clinical trial for fracture repair. During 2004, we expect to double our research and development expenses over 2003 levels of $9.0 million.

     CPM Divestiture and Change in Estimated Collectability of CPM Receivables: In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We settled litigation over certain contingent purchase price payment matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the dispute arising out of a contingent payment due to us, and all outstanding claims between the two companies. The payments of $192,000 were received during the six-month period ended June 30, 2004, and appear on the “CPM divestiture and related gains” line on the Statement of Operations. The remaining balance plus interest is scheduled to be paid over the next 21 months. Due to the uncertainty of the future payments, income on the settlement will be recorded as cash is received.

     Other Income: Other income earned during the six-month period ended June 30, 2004 and 2003 consisted primarily of interest income. Other income in the six-month period increased from $263,000 in 2003 to $607,000 in 2004 primarily as a result of the additional interest earned on the cash and investments from the sale of the Bone Device Business.

     Discontinued operations of the Bone Device Business: The sale of the Bone Device Business in 2003 is accounted for as discontinued operations. The operating income from the divested business and related tax effects are summarized as discontinued operations on the consolidated statement of operations. Included in the discontinued operations is the net income from the Bone Device Business of $4.1 million for the six-month period ended June 30, 2003, which is net of taxes.

     Net Income (Loss): We had a net loss during the six-month period ended June 30, 2004 of $7.4 million compared to net income of $700,000 for the same period of 2003. The net income for the first six months of 2003 is composed primarily of the income of $4.1 million from the discontinued operations of the Bone Device Business and a ($3.4) million loss resulting from continuing operations.

Liquidity and Capital Resources

     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. With the sale of our Bone Device Business, we sold all of our revenue producing operations. We received approximately $86.0 million in cash from the sale of our Bone Device Business. At June 30, 2004, we had cash and cash equivalents of $58.4 million, short-term investments of $54.6 million and long-term investments of $2.9 million.

     With the exception of the purchase of substantially all of the assets of CBI, we do not expect to make significant capital investments in 2004, but anticipate growing our research and development expenditures related to clinical trials for Chrysalin in fresh fracture repair and spinal fusion and for further studies in articular cartilage repair.

     As of the end of the 2003 fiscal year, OrthoLogic’s cash reserves were approximately $121.0 million and were approximately $116.0 million at the end of the second quarter of 2004. OrthoLogic estimates that its 2004 net cash expenditures, including the cash associated with the CBI acquisition, will be approximately $20.0 million. OrthoLogic anticipates evaluating both its and CBI’s research projects to determine future cash flow requirements. However, based on current research and development plans, OrthoLogic expects its 2005 cash expenditures to be approximately $25.0-$30.0 million. Assuming cash expenditures continue at approximately the same level, OrthoLogic expects its cash reserves to support its research and development for the next three and a half years.

     OrthoLogic cautions that its future cash expenditure levels are difficult to estimate because the estimates include a number of assumptions about the number of research projects OrthoLogic pursues, the pace at which it pursues them, the quality of the data collected and the requests of the FDA to expand, narrow or conduct again clinical trials and analyze data. Changes in any of these assumptions can change significantly OrthoLogic’s estimated cash expenditure levels. However, absent any unforeseen changes to OrthoLogic’s current business plans, OrthoLogic intends to maintain annual expenditure levels within the $25.0 — $30.0 million range.

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

     The following table sets forth all known commitments as of June 30, 2004 and the year in which these commitments become due or are expected to be settled (in thousands):

Year	Operating Leases	Accounts Payable	Total
		and Other Liabilities
2004	$539	$3,942	$4,654
2005	1,078	173	1,078
2006	1,078	—	1,078
2007	989	—	989

Total	$3,684	$4,115	$7,799

     Approximately 17% of the leased facility is subleased through June 2005 and another approximately 44% is subleased through November of 2004, payments from which will offset a portion of the lease commitments listed above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have no debt outstanding and no derivative instruments at June 30, 2004.

     Our investment portfolio is used to preserve our capital until it is required to fund our operations. All of these investment instruments are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure of any one issue, issuer or type of instrument. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

     We have deposited our cash with national banking institutions which we believe are stable. Even though our accounts in each of these banks have balances in excess of the $100,000 limit that is insured by the Federal Deposit Insurance Corporation, we believe these accounts are not subject to significant market risk due to bank failure.

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, which included inquiries made of certain other employees. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective and provide reasonable assurance that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks of OrthoLogic’s Business

     OrthoLogic is a biopharmaceutical company with no revenue generating operations and high investment costs. OrthoLogic expects to incur losses for a number of years as it expands its research and development projects. There is no assurance that OrthoLogic’s current level of funds will be sufficient to support all research expenses to achieve commercialization.

     With the November 2003 sale of its bone growth stimulation business, OrthoLogic currently has no revenue generating operations. With the acquisition of Chrysalis, OrthoLogic will be a pure research and development company. As of the end of the 2003 fiscal year, OrthoLogic’s cash and investments were approximately $121.0 million and were approximately $116.0 million at the end of the second quarter of 2004. OrthoLogic estimates that its 2004 net cash expenditures, including the cash associated with the CBI acquisition, will be approximately $20.0 million. OrthoLogic anticipates evaluating CBI’s research projects after the closing of the asset purchase transaction to determine future cash flow requirements. Based on current research and development plans, OrthoLogic expects its 2005 cash expenditures to be approximately $25.0-$30.0 million. Assuming cash expenditures continue at approximately the same level, OrthoLogic expects its cash reserves to support its research and development for the next three and a half years.

     OrthoLogic cautions that its future cash expenditure levels are difficult to forecast because the forecast is based on assumptions about the number of research projects OrthoLogic pursues, the pace at which it pursues them, the quality of the data collected and the requests of the FDA to expand, narrow or conduct again clinical trials and analyze data. Changes in any of these assumptions can change significantly OrthoLogic’s estimated cash expenditure levels. However, absent any unforeseen changes to OrthoLogic’s current business plans, OrthoLogic intends to maintain annual expenditure levels within the $25.0-$30.0 million range.

     OrthoLogic’s product candidates are in various stages of development and may not be successfully developed or commercialized. If it fails to commercialize its product candidates, it will not be able to generate revenue:

     OrthoLogic currently does not sell any products. OrthoLogic’s product candidates are at the following stages of development:

•	Acceleration of Fracture Repair — Phase 3 human clinical trials

•	Spine Fusion — Phase 1/2 human clinical trials

•	Cartilage Defect Repair — Late stage preclinical trials

•	Tendon and Ligament Repair — Early stage preclinical trials

     Consequently, OrthoLogic is subject to the risk that:

•	the FDA finds some or all of OrthoLogic’s product candidates ineffective or unsafe;

•	OrthoLogic does not receive necessary regulatory approvals;

•	OrthoLogic is unable to get some or all of its product candidates to market in a timely manner;

•	OrthoLogic is not able to produce its product candidates in commercial quantities at reasonable costs;

•	OrthoLogic’s products undergo post-market evaluations resulting in marketing restrictions or withdrawal of OrthoLogic’s products; or

•	the patient and physician community does not accept OrthoLogic’s products.

     In addition, OrthoLogic’s product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;

•	undesirable side effects which delay or extend the clinical trials;

•	inability to locate, recruit, qualify and retain a sufficient number of patients for clinical trials;

•	regulatory delays or other regulatory actions;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for OrthoLogic’s preclinical testing or clinical trials;

•	change in the focus of OrthoLogic’s development efforts; and

•	re-evaluation of OrthoLogic’s clinical development strategy.

     OrthoLogic cannot predict whether it will successfully develop and commercialize any of its product candidates. If it fails to do so, it will not be able to generate revenue.

     OrthoLogic’s product candidates are all based on the same chemical peptide, Chrysalin. If one of OrthoLogic’s product candidates reveals safety or fundamental inefficacy issues in clinical trials, it could impact the development path for all OrthoLogic’s other current product candidates.

     The development of each of OrthoLogic’s product candidates in the Chrysalin product platform is based on OrthoLogic’s knowledge and understanding of how the human thrombin molecule contributes to the repair of soft tissue and bone. While there are important differences in each of the product candidates in terms of their purpose (fracture repair, spine fusion, cartilage repair, etc.), each product candidate is focused on accelerating the repair of soft tissue and bone and is based on the ability of Chrysalin to mimic specific attributes of the human thrombin molecule to stimulate the body’s natural healing processes.

     Since OrthoLogic is developing the product candidates in the Chrysalin product platform in parallel, OrthoLogic expects to learn from the results of each trial and apply some of OrthoLogic’s findings to the development of the other product candidates in the platform. If one of the product candidates has negative clinical trial results or is shown to be ineffective, it could impact the development path or future development of the other product candidates in the platform. If OrthoLogic finds that one of the biopharmaceutical product candidates is unsafe, it could impact the development of OrthoLogic’s other product candidates in clinical trials.

     OrthoLogic’s rights to Chrysalin are licensed from the University of Texas and if the license is invalid or unenforceable, OrthoLogic may lose its rights to use the Chrysalin technology, which would ultimately prevent OrthoLogic from commercializing and selling any Chrysalin-based products.

     OrthoLogic’s rights to the development, use and marketing of all of its therapeutic products within the Chrysalin product platform are currently governed by a series of sub-licensing agreements from Chrysalis. Upon the consummation of the asset sale, the license agreements with Chrysalis will be replaced by a direct license agreement with the University of Texas, which OrthoLogic and Chrysalis negotiated in conjunction with the asset sale. Under this direct license, OrthoLogic will expand its current license for Chrysalin from a license for only orthopedic “soft tissue” indications to a license for any and all indications. In return, OrthoLogic must pay the University of Texas continuing royalties, sublicense fees and various other fees in connection with filing and maintaining patents. The license agreement will expire upon the expiration of all licensed patents, and is not subject to termination by the University of Texas, except for fraud by OrthoLogic or a payment default following assignment of the license by OrthoLogic. If OrthoLogic loses its rights to Chrysalin under the license agreement, OrthoLogic would be unable to continue its product development programs and its business and prospects would be materially harmed.

     If OrthoLogic cannot protect the Chrysalin patent or its intellectual property generally, OrthoLogic’s ability to develop and commercialize its products will be severely limited.

     OrthoLogic’s success will depend in part on the University of Texas’ and OrthoLogic’s ability to maintain and enforce patent protection for Chrysalin and each product resulting from Chrysalin. Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that OrthoLogic has incurred. OrthoLogic’s ability to recover these expenditures and realize profits upon the sale of products would then be diminished.

     Chrysalin is patented and there have been no successful challenges to the Chrysalin patent. However, if there were to be a challenge to the patent or any of the patents for product candidates, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by the patent claims. Any litigation, whether to enforce OrthoLogic’s rights to use its or its licensors’ patents or to defend against allegations that OrthoLogic infringes third party rights, will be costly, time consuming, and may distract management from other important tasks.

     As is commonplace in the biotechnology and pharmaceutical industry, OrthoLogic employs individuals who were previously employed at other biotechnology or pharmaceutical companies, including OrthoLogic’s competitors or potential competitors. To the extent OrthoLogic’s employees are involved in research areas which are similar to those areas in which they were involved at their former employers, OrthoLogic may be subject to claims that such employees and/or OrthoLogic have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management and which may have a material adverse effect on OrthoLogic, even if it is successful in defending such claims.

     OrthoLogic also relies on its business on trade secrets, know-how and other proprietary information. OrthoLogic seeks to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, OrthoLogic cannot assure you that those agreements will provide adequate protection for its trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. To the extent that consultants, key employees or other third parties apply technical information independently developed by them or by others to OrthoLogic’s proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in OrthoLogic’s favor. The breach by other parties of confidentiality agreements with OrthoLogic, or OrthoLogic’s trade secrets becoming known or independently discovered by competitors, could adversely affect OrthoLogic by enabling its competitors, who may have greater experience and financial resources, to copy or use its trade secrets and other proprietary information in the advancement of their products, methods or technologies.

     Some of OrthoLogic’s product candidates are in early stages of development and may never be commercialized.

     Research, development and preclinical testing are long, expensive and uncertain processes. Other than indications for fracture repair and spine fusions, none of OrthoLogic’s other Chrysalin product candidates have reached clinical trial testing. OrthoLogic’s development of Chrysalin for the repair of cartilage defects, ligaments and tendons is currently in preclinical testing or the research stage. OrthoLogic’s future success depends, in part, on its ability to complete preclinical development of these and other product candidates and advance them through the clinical trial process.

               If OrthoLogic is unsuccessful in advancing its early stage product candidates into and through clinical testing for any reason, its business prospects will be harmed.

               The loss of OrthoLogic’s key scientific personnel may hinder its ability to execute its business plan.

               As a small company with 34 employees, OrthoLogic’s success depends on the continuing contributions of OrthoLogic’s scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct its clinical trials. OrthoLogic is most highly dependent on the services of Dr. James Ryaby, its Senior Vice-President and Chief Technology Officer, whom OrthoLogic considers its key scientific employee. A long time employee of OrthoLogic, Dr. Ryaby oversees all of OrthoLogic’s clinical trials, is a well respected orthopedic scientist and is OrthoLogic’s primary contact with the medical community. Like all companies in its field, OrthoLogic faces intense competition in its hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and it may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more members of OrthoLogic’s current management team or any of its scientific personnel, could delay OrthoLogic’s business plan. The loss of Dr. Ryaby, depending on what stage of development OrthoLogic’s research is at upon Dr. Ryaby’s departure, could cause a substantial delay in implementing OrthoLogic’s business plan. Not only could the nationwide search for a similarly qualified candidate be lengthy, but Dr. Ryaby’s replacement would need time to become familiar with OrthoLogic’s Chrysalin product platform. OrthoLogic does not maintain key man insurance on Dr. Ryaby. However, OrthoLogic maintains renewable one-year employment contracts with its senior management, including Dr. Ryaby. OrthoLogic does not believe resignation or retirement of other senior management is a current risk that would materially negatively affect the company’s business prospects.

               OrthoLogic faces an inherent risk of liability in the event that the use or misuse of its products results in personal injury or death.

               The use of OrthoLogic’s product candidates in clinical trials, and the sale of any approved products, may expose OrthoLogic to product liability claims, which could result in financial losses. OrthoLogic’s clinical liability insurance coverage may not be sufficient to cover claims that may be made against it. In addition, OrthoLogic may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect it against losses. Any claims against OrthoLogic, regardless of their merit, could severely harm OrthoLogic’s financial condition, strain its management and other resources and adversely impact or eliminate the prospects for commercialization of the product which is the subject of any such claim.

               OrthoLogic’s stock price is volatile and fluctuates due to a variety of factors.

               OrthoLogic’s stock price has varied significantly in the past (from a low of $3.22 to a high of $8.96 since January 1, 2002) and may vary in the future due to a number of factors, including:

•	fluctuations in OrthoLogic’s operating results;

•	developments in litigation to which OrthoLogic or a competitor is subject;

•	announcements and timing of potential acquisitions, divestitures, and conversions of preferred stock;

•	announcements of technological innovations or new products by OrthoLogic or its competitors;

•	FDA and international regulatory actions;

•	actions with respect to reimbursement matters;

•	developments with respect to OrthoLogic or its competitors’ patents or proprietary rights;

•	public concern as to the safety of products developed by OrthoLogic or others;

•	changes in health care policy in the United States;

•	changes in stock market analyst recommendations regarding OrthoLogic, other drug development companies or the pharmaceutical industry generally; and

•	general market conditions.

               In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of OrthoLogic’s stock.

Risks of OrthoLogic’s Industry

               OrthoLogic is in a highly regulated field with high investment costs and high risks.

               OrthoLogic’s Chrysalin product platform is currently in the human testing phase for two potential products and earlier preclinical testing phases for two other potential products. The U.S. Food and Drug Administration (“FDA”) and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Chrysalin, as a new drug, is subject to the most stringent level of FDA review.

               There can be no guarantee that the FDA will grant approval of Chrysalin for the indicated uses or that it will do so in a timely manner.

               If OrthoLogic successfully brings one or more products to market, there is no assurance that it will be able to successfully manufacture or market the products or that potential customers will buy them if, for example, a competitive product has greater efficacy or is deemed more cost effective. In addition, the market in which OrthoLogic will sell any such products is dominated by a number of large corporations that have vastly greater resources than OrthoLogic has, which may impact OrthoLogic’s ability to successfully market its products or maintain any technological advantage OrthoLogic might develop. OrthoLogic also would be subject to changes in regulations governing the manufacture and marketing of its products, which could increase its costs, reduce any competitive advantage it may have and/or adversely affect its marketing effectiveness.

               The results of OrthoLogic’s late stage clinical trials may be insufficient to obtain FDA approval which could result in a substantial delay in OrthoLogic’s ability to generate revenue.

               Positive results from preclinical studies and early clinical trials do not ensure positive results in more advanced clinical trials. If OrthoLogic is unable to demonstrate that a product candidate will be safe and effective in advanced clinical trials involving larger numbers of patients, OrthoLogic will be unable to submit the new drug application necessary to receive approval from the FDA to commercialize that product.

               OrthoLogic is currently conducting a Phase 3 human clinical trial on Chrysalin for fracture repair indications. OrthoLogic expects to have enrollment for the trial completed by the end of 2004. If it fails to achieve the clinical benefits sought in this Phase 3 clinical trial or the results are ambiguous, OrthoLogic will have to determine whether to redesign its Chrysalin fracture repair product candidate and its protocols and continue with additional testing, or cease activities in this area. Redesigning the product could be extremely costly and time-consuming. A substantial delay in obtaining FDA approval or termination of the Chrysalin fracture repair product candidate could result in a delay in OrthoLogic’s ability to generate revenue.

               Patients may discontinue their participation in OrthoLogic’s clinical studies, which may negatively impact the results of these studies and extend the timeline for completion of OrthoLogic’s development programs.

               As with all clinical trials, OrthoLogic is subject to the risk that patients enrolled in its clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events, which may or may not be judged related to its product candidates under evaluation. OrthoLogic is subject to the risk that if a large number of patients in any one of its studies discontinue their participation in the study, the results from that study may not be positive or may not support an NDA for regulatory approval of OrthoLogic’s product candidates.

               In addition, the time required to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including

•	the size of the patient population;

•	the nature of the clinical protocol requirements;

•	the diversion of patients to other trials or marketed therapies;

•	OrthoLogic’s ability to recruit and manage clinical centers and associated trials;

•	the proximity of patients to clinical sites; and

•	the patient eligibility criteria for the study.

               Even if OrthoLogic obtains marketing approval, its products will be subject to ongoing regulatory oversight, which may affect OrthoLogic’s ability to successfully commercialize any products it may develop.

               Even if OrthoLogic receives regulatory approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product is marketed or require costly post-marketing follow-up studies. After OrthoLogic obtains marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory agencies. The subsequent discovery of previously unknown problems with the product, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

               If OrthoLogic fails to comply with applicable regulatory requirements, it may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

               OrthoLogic’s product candidates may not gain market acceptance among physicians, patients and the medical community. If OrthoLogic’s product candidates fail to achieve market acceptance, its ability to generate revenue will be limited.

               Even if OrthoLogic obtains regulatory approval for its products, market acceptance will depend on its ability to demonstrate to physicians and patients the benefits of its products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness. In addition, OrthoLogic believes market acceptance depends on the effectiveness of its marketing strategy, the pricing of its products and the reimbursement policies of government and third-party payors. Physicians may not prescribe OrthoLogic’s products, and patients may determine, for any reason, that OrthoLogic’s product is not useful to them. If OrthoLogic’s product candidates fail to achieve market acceptance, its ability to generate revenue will be limited.

               OrthoLogic’s success also depends on its ability to operate and commercialize products without infringing on the patents or proprietary rights of others.

               Third parties may claim that OrthoLogic or its licensors or suppliers are infringing their patents or are misappropriating their proprietary information. In the event of a successful claim against OrthoLogic or its licensors or suppliers for infringement of the patents or proprietary rights of others, OrthoLogic may be required to, among other things:

•	pay substantial damages;

•	stop using certain OrthoLogic technologies;

•	stop certain research and development efforts;

•	develop non-infringing products or methods; and

•	obtain one or more licenses from third parties.

               A license required under any such patents or proprietary rights may not be available to us, or may not be available on acceptable terms. If OrthoLogic or its licensors or suppliers are sued for infringement, OrthoLogic could encounter substantial delays in, or be prohibited from, developing, manufacturing and commercializing OrthoLogic’s product candidates.

               The pharmaceutical industry is subject to stringent regulation, and failure to obtain regulatory approval from the United States Food and Drug Administration will prevent commercialization of OrthoLogic’s products.

               OrthoLogic’s research, development, preclinical and clinical trial activities and the manufacture and marketing of any products that it may successfully develop are subject to an extensive regulatory approval process by the FDA. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain, and any such regulatory approvals may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential.

               In order to obtain FDA approval to commercialize any product candidate, an NDA must be submitted to the FDA demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication. OrthoLogic’s regulatory submissions may be delayed, or OrthoLogic may cancel plans to make submissions for product candidates for a number of reasons, including:

•	negative or ambiguous preclinical or clinical trial results;

•	changes in regulations or the adoption of new regulations;

•	unexpected technological developments; and

•	developments by OrthoLogic’s competitors that are more effective than OrthoLogic’s product candidates.

               Consequently, OrthoLogic cannot assure you that it will make its submissions to the FDA in the timeframe that OrthoLogic has planned, or at all, or that its submissions will be approved by the FDA. Even if regulatory clearance is obtained, post-market evaluation of OrthoLogic’s products, if required, could result in restrictions on a product’s marketing or withdrawal of a product from the market as well as possible civil and criminal sanctions.

               Clinical trials are subject to oversight by institutional review boards and the FDA to ensure compliance with the FDA’s good clinical practice regulations, as well as other requirements for good clinical practices. OrthoLogic depends, in part, on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for its products and other third-party organizations, usually universities, to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices. If any such standards are not complied with in OrthoLogic’s clinical trials, the FDA may suspend or terminate such trials, which would severely delay OrthoLogic’s development of, and possibly end the development of, a product candidate.

               OrthoLogic also currently depends and in the future will depend upon third party manufacturers of its products, which are and will be required to comply with the applicable FDA Good Manufacturing Practices regulations. OrthoLogic cannot be certain that its present or future manufacturers and suppliers will comply with these regulations. The failure to comply with these regulations may result in restrictions on the sale of, or withdrawal of the products from the market. Compliance by third parties with these standards and practices are outside of OrthoLogic’s direct control.

               If OrthoLogic’s competitors develop and market products that are more effective than OrthoLogic’s, or obtain marketing approval before OrthoLogic does, OrthoLogic’s commercial opportunities will be reduced or eliminated.

               Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for various treatments for or involving fracture repair, spine fusion surgery, cartilage defect repair and ligament and tendon repair. Many of OrthoLogic’s competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than OrthoLogic has. OrthoLogic is currently aware of the following development efforts by its competitors:

•	Acceleration of Fracture Repair: While there is currently no product approved by the FDA for acceleration of fracture repair, at least one large pharmaceutical company, Pfizer, Inc., appears to have received FDA clearance to begin human clinical trials in the United States for this indication.

•	Spine Fusion: Although there are already many products approved by the FDA for use in spinal fusion, only one, InFuse from Medtronic, a bone morphogenic protein (“BMP”), includes a bioactive component. OrthoLogic believes others are in the development stage, but none are yet in human clinical trials in the United States.

•	Cartilage Defect Repair: Several products with bioactive components are in the development stage for this indication, including BMPs. However, OrthoLogic believes no company has yet received FDA authorization to begin human clinical trials in the United States for this indication.

               OrthoLogic’s competitors may succeed in developing products that are more effective than the ones OrthoLogic has under development or that render OrthoLogic’s proposed products or technologies noncompetitive or obsolete. In addition, certain of such competitors may achieve product commercialization before OrthoLogic does. If any of OrthoLogic’s competitors develops a product that is more effective than one OrthoLogic is developing or plans to develop, or is able to obtain FDA approval for commercialization before OrthoLogic does, OrthoLogic may not be able to achieve significant market acceptance for certain of its products, which would have a material adverse effect on OrthoLogic’s business.

               Healthcare reform and restrictions on reimbursements may limit OrthoLogic’s financial returns.

               OrthoLogic’s ability to successfully commercialize its products may depend in part on the extent to which government health administration authorities, private health insurers and other third party payors will reimburse consumers for the cost of these products. Third party payors are increasingly challenging both the need for, and the price of, novel therapeutic drugs and uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third party reimbursement may not be available for OrthoLogic’s drug products to enable OrthoLogic to maintain price levels sufficient to realize an appropriate return on OrthoLogic’s investments in research and product development, which could restrict OrthoLogic’s ability to commercialize a particular drug candidate.

Part II – Other Information

Item 4   Submission of matters to a vote of security holders

The annual meeting of the stockholders of the Company was held on June 7, 2004 to vote on:

•	Proposal 1: The election of three directors as Class I directors to serve until the Annual Meeting of Stockholders to be held in the year 2007 or until their respective successors are elected;

•	Proposal 2: A proposal to amend the Company’s 1997 Stock Option Plan to increase the number of shares of Common Stock available for grant thereunder by 1,000,000 shares; and

•	Proposal 3: A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.

The results were as follows:

			Withheld
	For	Against	Authority	Abstained	Broker Non-Votes
Proposal 1:
Fredric J. Feldman, Ph.D,	30,041,501		2,515,407
Thomas R. Trotter,	29,973,574		2,583,334
Michael D. Casey	30,251,714		2,305,194
Proposal 2:
Amendment to the company’s 1997 Stock Option Plan to increase the number of shares of common stock available for grant under the plan by 1,000,000 shares	17,085,921	5,359,027		516,326	9,595,634
Proposal 3:
Ratify and approve the appointment of Deloitte & Touche LLP	31,118,213	1,359,030		79,665

A more detailed discussion of each proposal is included in the OrthoLogic Corp. Proxy Statement for the 2004 Annual Meeting of Stockholders.

Directors continuing in office are Stuart H. Altman, Ph.D., Michael D. Casey, Fredric J. Feldman, Ph.D, Elwood D. Howse, Jr., Augustus A. White III, M.D., Ph.D., John M. Holliman III and Thomas R. Trotter.

Item 6.  Exhibits and Reports

(a)	Exhibit Index

See Exhibit List following this report

(b)	Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ Thomas R. Trotter Thomas R. Trotter	President and Chief Executive Officer (Principal Executive Officer)	August 9, 2004
/s/ Sherry A. Sturman Sherry A. Sturman	Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2004

OrthoLogic Corp.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2004

Exhibit No	Description	Incorporated by	Filed
		Reference to:	Herewith

31.1	Certification of CEO pursuant to Securities Exchange Act Rule 13a - 14 (a).		X

31.2	Certification of CFO pursuant to Securities Exchange Act Rule 13a - 14 (a).		X

32	Certification pursuant to the Security Exchange Act Rule 13a — 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
— Thomas R. Trotter
	— Sherry A. Sturman		X