Form 10-Q
period 2004-09-30
ORTHOLOGIC CORP
filed 2004-11-09
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act): ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

37,998,542 shares of common stock outstanding as of November 8, 2004

ORTHOLOGIC CORP.
(A Development Stage Company)
INDEX

PART I – Financial Information

Item 1. Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$43,011	$84,357
Short-term investments	60,406	32,499
Accounts receivable less allowance for doubtful accounts, $405 and $556	343	792
Prepaids and other current assets	302	882

Total current assets	104,062	118,530
Furniture and equipment, net	495	560
Escrow account	6,809	5,144
Long-term investments	5,937	4,156
Deferred income taxes – non-current	801	770
Trademarks	2,142	0
Deposits and other assets	309	196
Investment in Chrysalis BioTechnology	0	750

Total assets	$120,555	$130,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$707	$201
Accrued compensation	597	609
Accrued taxes	57	2,924
Excess space reserve	570	314
Other accrued liabilities	2,625	1,596
Accrued severance and other divestiture costs	0	279

Total current liabilities	4,556	5,923
Deferred rent and capital lease obligation	155	208

Total liabilities	4,711	6,131

Stockholders’ Equity
Common stock, $.0005 par value;
50,000,000 shares authorized; and 37,998,542
and 33,533,443 shares issued and outstanding	19	16
Additional paid-in capital	170,846	142,329
Accumulated deficit	(55,021)	(18,233)
Treasury stock at cost, 41,800 shares	0	(137)

Total stockholders’ equity	115,844	123,975

Total liabilities and stockholders’ equity	$120,555	$130,106

See Notes to Unaudited Condensed Consolidated Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		As a Development
					Stage Company
	2004	2003	2004	2003	8/5/04 - 9/30/04
					(Note 1)
OPERATING EXPENSES
General and administrative	$1,226	$1,116	$2,397	$3,683	$970
Research and development	4,803	2,437	12,163	6,063	3,127
CPM divestiture and related gains	(79)	(132)	(272)	(477)	(50)
CBI in process research and development	25,840	0	25,840	0	25,840

Total operating expense	(31,790)	(3,421)	(40,128)	(9,269)	(29,887)
Interest income, net	344	124	950	387	237

Loss from continuing operations before taxes	(31,446)	(3,297)	(39,178)	(8,882)	(29,650)
Income tax benefit	(411)	(1,596)	(705)	(3,747)	(411)

Net loss from continuing operations	(31,035)	(1,701)	(38,473)	(5,135)	(29,239)
Discontinued operations (Note 3)
Net gain on the sale of the Bone Device Business	1,685		1,685		1,685
Income from operations of Bone Device Business, net of taxes of $0, $1,596, $0 and $3,747		2,207		6,341

Net income from discontinued operations	1,685	2,207	1,685	6,341	1,685

NET INCOME (LOSS)	$(29,350)	$506	$(36,788)	$1,206	$(27,554)

Per Share Information:
Net loss from continuing operations
Basic	$(0.85)	$(0.05)	$(1.09)	$(0.15)

Diluted	$(0.85)	$(0.05)	$(1.09)	$(0.15)

Net income from discontinued operations
Basic	$0.05	$0.07	$0.05	$0.19

Diluted	$0.05	$0.07	$0.05	$0.19

Net income (loss)
Basic	$(0.80)	$0.02	$(1.04)	$0.04

Diluted	$(0.80)	$0.02	$(1.04)	$0.04

Basic shares outstanding	36,726	32,975	35,281	32,892
Equivalent shares	0	684	0	385

Diluted shares outstanding	36,726	33,659	35,281	33,277

See Notes to Unaudited Condensed Consolidated Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	Nine months ended
			As a Development
	September 30,	September 30,	Stage Company
	2004	2003	8/5/04 - 9/30/04
OPERATING ACTIVITIES
Net income (loss)	$(36,788)	$1,206	$(27,554)
Non-cash items:
Depreciation and amortization	152	487	24
Escrow account amortization	20	—	—
Deferred tax asset	(31)	—	(31)
Gain on sale of the Bone Device Business	(1,685)	—	(1,685)
CBI in process R&D	25,840	—	25,840
Net change in other operating items:
Accounts receivable	449	162	(257)
Inventories	—	284
Prepaids and other current assets	590	3	788
Deposits and other assets	(113)	(81)	(3)
Accounts payable	506	511	(13)
Accrued liabilities and deferred rent	(2,066)	865	1,298

Cash flows used (provided by) in operating activities	(13,126)	3,437	(1,593)

INVESTING ACTIVITIES
Expenditures for furniture and equipment	(68)	(234)	(33)
Cash paid for CBI acquisition	(3,668)	—	(3,668)
Purchase of investments	(67,316)	(19,945)	(22,791)
Maturities of investments	37,628	17,066	12,386

Cash flows used in investing activities	(33,424)	(3,113)	(14,106)

FINANCING ACTIVITIES
Net proceeds from stock option exercises	5,204	677	1,303

Cash flows provided by financing activities	5,204	677	1,303

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,346)	1,001	(14,396)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,357	11,286	57,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,011	$12,287	$43,011

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for interest	$4	$9	$1
Cash paid during the period for income taxes	2,679	21	$6
Common stock issued for legal settlement	—	$2,078
CBI Acquisition:
Current assets acquired	29		29
Trademarks acquired	2,142		2,142
Liabilities acquired	(140)		(140)
Original investment reversal	(750)		(750)
In process R&D acquired	25,840		25,840
Common stock issued for acquisition	(23,453)		(23,453)

Cash paid for CBI acquisition	$3,668		$3,668

See Notes to Unaudited Condensed Consolidated Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the organization.

     OrthoLogic is a drug development company focused on the healing of musculoskeletal, dermal and cardiovascular tissue through biopharmaceutical approaches. Our research is focused exclusively on the potential commercialization of our Chrysalin® Product Platform. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair. We are currently enrolling patients in a Chrysalin Phase 3 human clinical trial for acceleration of fracture repair and have recently submitted a new protocol for an Investigational New Drug (“IND”) application to begin an additional human clinical trial for this indication. In the spring of 2004 we completed enrollment of patients in a Chrysalin Phase 1/2 human clinical trial for spine fusion. Data from this trial is expected to be available during the summer of 2005. We are also planning to conduct a Chrysalin human clinical trial for cartilage defect repair, a second Chrysalin human clinical trial in dermal wound healing (diabetic ulcer), and additional preclinical research in cardiovascular repair and tendon repair.

     On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications for $2.5 million in cash and $25.0 million in OrthoLogic common stock. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction, based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The largest portion of the purchase price was expensed as In-process Research and Development of $25.8 million. The remainder of the purchase price was allocated to trademarks totaling $2.1 million, liabilities of $140,000 and other assets of $29,000. If a triggering event occurs, the additional $7.0 million will be allocated in the same manner as the initial purchase price.

     On November 26, 2003, we sold our bone growth stimulation and fracture fixation device business (“Bone Device Business”) to dj Orthopedics, LLC for a purchase price of approximately $93.0 million in cash and the assumption of substantially all of the Bone Device Business trade payables and other current liabilities. Through this divestiture, we sold all of our revenue producing operations. The Bone Device Business assets included the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo.

     As of September 30, 2004, we had cash and cash equivalents of $43.0 million, short-term investments of $60.4 million and long-term investments of $5.9 million. We currently intend to utilize these resources to fund the development, testing and commercialization of our Chrysalin product platform.

     We began operating as a development stage company upon the acquisition of CBI and following the prior divestitures of our revenue producing operations, effective August 5, 2004. Subsequently, all of our collective efforts are focused on research and development of the Chrysalin Product Platform, with the goal of commercializing our products. Excluding the initial 1998 equity investment of $750,000 and the 2004 purchase price for the assets of CBI, we have spent approximately $34.4 million in total research and development efforts on the Chrysalin product platform to date. We have incurred $4.8 million and $12.2 million on the Chrysalin research efforts during the last three-month and nine-month periods, respectively.

     In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp. and its subsidiaries. References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

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

     Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an on-going basis we evaluate these estimates, including those related to purchase price allocations, allowance for doubtful accounts, guarantees, income taxes, contingencies and litigation. Management bases its estimates on historical experience and various other assumptions and believes its estimates are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Under different assumptions and conditions, actual results may differ from these estimates.

     The significant estimates include the CBI purchase price allocation, allowance for doubtful accounts (approximately $405,000 and $556,000 at September 30, 2004 and December 31, 2003, respectively), the fair value of certain representations and warranties issued in conjunction with the sale of the Bone Device Business, the excess space reserve and the valuation allowance for deferred tax assets.

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

     B. Furniture and equipment. Furniture and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at the inception of the lease. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest.

     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS No. 144 requires that we evaluate long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted basis whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable.

     C. Escrow receivable. A portion of the purchase price payable to us from dj Orthopedics, LLP, related to the sale of the Bone Device Business was required to be placed in escrow (Note 3). Under Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” indemnifications, representations and warranties issued in conjunction with the sale of a business are required to be valued and recorded in the financial statements. We made certain representations and warranties in conjunction with the sale of the Bone Device Business and currently determine the discounted fair value to be approximately $228,000 which is reflected as a reduction of the escrow receivable. The discount of $22,000 is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow.

     D. Investment in Chrysalis. Prior to the asset acquisition of CBI on August 5, 2004, we owned a minority ownership interest in CBI, which is recorded at cost (see Note 2) through December 31, 2003. We purchased substantially all of the assets and intellectual property of CBI, replacing our initial investment.

     E. Excess Space Reserve. We lease a facility in Tempe, Arizona and sublease portions to other tenants. We have established a reserve for the period the sublease space is anticipated to be vacant. In the opinion of management, the reserve balance of $570,000 at September 30, 2004 is appropriate to allow for time necessary to acquire an additional tenant for the building.

     F. Income taxes. Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdictions. Pursuant to SFAS No. 109, we have determined that the majority of the deferred tax assets at September 30, 2004 require a valuation allowance. We believe the remaining deferred tax asset of $801,000 will be realized as it relates to alternative minimum tax credits that do not expire.

     G. Research and development. Research and development represents costs incurred internally for research and development activities, costs incurred to fund the research activities we have contracted externally and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.

     H. Stock-based compensation. At September 30, 2004, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Priniciples Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In the quarter ended September 30, 2004, we recorded approximately $23,000 in net compensation expense related to the vesting of performance-based options.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. We have provided the required additional annual disclosures below which illustrate the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Estimated weighted-average fair value of options granted during the period	$2.74	$ none	$2.32	$1.74

Net income (loss) attributable to common stockholders:
As reported	$(29,350)	$506	$(36,788)	$1,206
Stock based compensation expense	(45)	(115)	(597)	(355)

Pro forma	$(29,395)	$391	$(37,385)	$851

Basic net income per share:
As reported	$(0.80)	$0.02	$(1.04)	$0.04
Pro forma	$(0.80)	$0.01	$(1.06)	$0.03
Diluted net income per share:
As reported	$(0.80)	$0.02	$(1.04)	$0.04
Pro forma	$(0.80)	$0.01	$(1.06)	$0.03
Black Scholes model assumptions:
Risk free interest rate	3.1%	1.6%	3.1%	1.6%
Expected volatility	41%	44%	44%	41%
Expected term	2.7 Years	2.7 Years	2.7 Years	2.7 Years
Dividend yield	0%	0%	0%	0%

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

     J. Discontinued operations. Under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualified as a component of the entity under the standard as of the November 26, 2003 sale date. Therefore, the gain on the sale of the Bone Device Business and related results of operations for 2003, prior to the sale, have been presented as discontinued operations in the financial statements.

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

2. ASSET ACQUISITION OF CHRYSALIS BIOTECHNOLOGY, INC.

     In January 1998, we acquired a minority equity investment (less than 10%) in Chrysalis BioTechnology, Inc. (“CBI”) for $750,000. As part of the transaction, we were awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid synthetic peptide that had shown promise in accelerating the healing process.

     On August 5, 2004, we purchased substantially all of the assets and intellectual property of CBI, including its exclusive worldwide license for Chrysalin for all medical indications for $2.5 million in cash and $25.0 million in OrthoLogic common stock issued. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The largest portion of the purchase price and acquisition costs was expensed as In-process Research and Development of $25.8 million. The remainder of the purchase price was allocated to trademarks totaling $2.1 million, liabilities of $140,000 and other assets of $29,000. If a triggering event occurs, the additional $7.0 million will be allocated in the same manner as the initial purchase price.

     The initial $750,000 investment was recognized as part of the purchase price of the transaction. In return for the initial investment in CBI, we received 214,234 shares of OrthoLogic common stock as the prorated share of the purchase price, in accordance with the liquidation plan adopted by CBI at the time of the asset acquisition. The shares of OrthoLogic common stock, valued at $1.5 million, were accumulated with the other 41,800 shares of Treasury Stock previously outstanding and reverted back into the authorized but unissued common stock during the third quarter of 2004.

     Pursuant to the Asset Purchase Agreement, fifteen percent of the shares of OrthoLogic common stock issued for the acquisition of CBI were placed in escrow for eighteen months from the closing date to cover indemnifications for the representations and warranties made by CBI in the Asset Purchase Agreement. We assumed the CBI lease for the location in Galveston, Texas, with approximately 6,000 sq. ft. of office space and laboratory space. We hired eight of the eleven full time CBI employees, and retained the President and founder of the company through a two-year consulting agreement.

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

     The CBI acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price was comprised of the following (in thousands):

Cash paid including acquisition costs	$3,668
Common stock issued (less treasury stock received)	23,453
Original investment in CBI	750

Total purchase price	$27,871

     The fair value of CBI net assets acquired:

Trademarks	$2,142
In-process research and development	25,840
Furniture, equipment and other	29
Liabilities acquired	(140)

Fair value of the assets purchased	$27,871

     The following unaudited pro forma condensed consolidated statements of operations are based on the historical consolidated financial statements of OrthoLogic, adjusted to give effect to the acquisition of substantially all the assets of CBI for the three and nine months ended September 30, 2004, as if the transaction had occurred on January 1, 2004.

     The pro forma consolidated financial information is presented for illustrative purposes only, and is not necessarily indicative of the operating results or financial position that would have occurred if all the events described had occurred on the first day of the respective periods presented, nor is it necessarily indicative of future operating results or financial position.

Selected Historical Financial Data
(in thousands, expect per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total operating expenses	$31,853	$3,401	$41,876	$9,665
Loss from continuing operations	(31,104)	(1,680)	(40,266)	(5,527)
Gain from discontinued operations	1,685	2,207	1,685	6,341

Net loss (income)	$(29,420)	$527	$(38,582)	$814
Basic loss per share for continuing operations	$(0.85)	$(0.05)	$(1.14)	$(0.17)
Basic income per share for
discontinued operations	$0.05	$0.07	$0.05	$0.19
Basic loss per share	$(0.80)	$0.02	$(1.09)	$0.02

3. ASSET SALE OF THE BONE DEVICE BUSINESS

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

     Of the $93.0 million we received in the sale, $7.5 million was placed in an escrow account. The funds were divided into two accounts: $7.0 million from which dj Orthopedics, LLP is eligible for indemnity and breach of contract claims, if any, and $0.5 million from which a portion of the agreed upon incentive stay bonuses will be paid by dj Orthopedics to former OrthoLogic executives on the first anniversary of the closing. The funds in the $7.0 million escrow account, in excess of the amount of any pending claims, will be released to us on the second anniversary of the closing. The amount reserved for the potential liability at closing was $1.9 million related to the fair value of the representation and warranties in the Asset Purchase Agreement. We received updated information during the third quarter of 2004 that eliminated most of the potential exposure of the representations and warranties in the Asset Purchase Agreement, substantiating a decrease in the reserve of approximately $1.7 million, leaving a net reserve of approximately $228,000. This decrease in the reserve resulted in an additional $1.7 million gain to be recognized on the sale of the Bone Device Business in discontinued operations during the current quarter.

     The sale of the Bone Device Business was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and employees who were retained had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever is shorter.

     The sale of the Bone Device Business is accounted for as discontinued operations. The income from the divested business and related tax effects is summarized as discontinued operations in the consolidated statement of operations. Included in the discontinued operations for the 2003 period is the net income from the Bone Device Business of $2.2 million and $6.3 million resulting from the three months and nine months of operations through September 30, 2003, respectively.

     The presentation of discontinued operations for the Bone Device Business reflects the elimination of the historical revenues as well as historical expenses related to the operations of such business. The revenue, cost of revenue, gross profit and pretax income attributable to the Bone Device Business for the three months and nine months ending September 30, 2003 were as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003
Net revenue	$12,523	$34,263
Cost of sales	1,926	5,088

Gross profit	10,597	29,175

Pretax income	$3,803	$10,088

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

4. CPM DIVESTITURE AND RELATED GAINS

     In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. Under the CPM Asset Purchase Agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc.

     We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. Payments of $79,000 and $272,000, and $132,000 and $477,000 were collected during the three months and nine months ended September 30, 2004 and 2003, respectively, and recognized on the “CPM divestiture and related gains” line item on the Consolidated Statement of Operations. The remaining balance plus interest is scheduled to be paid over the next 18 months. Due to the uncertainty of the future payments, income on the settlement will continue to be recorded as cash is received.

5. LITIGATION

     OrthoLogic Corp. v. Maricopa County, Superior Court of the State of Arizona, Arizona Tax Court, No. TX2004-000657. On October 28, 2004, the Company filed a complaint and notice of tax appeal against Maricopa County. The Maricopa County Assessor valuated the Corporation’s leased property located at 1275 W. Washington St., Tempe, AZ 85281 and billed the Company in the amount of $228,574.40 for the 2004 personal property tax. The Company paid $114,288 of the property tax bill, and accrued $57,114 for the amount due through September 30, 2004. The leased property is owned by the City of Tempe and the underlying real property is owned by Salt River Project, an agricultural improvement district. The leased property was previously exempt from personal property taxes. Upon information and belief, the Company has been taxed pursuant to a recent change in the state taxation law that allows taxation in the name of the lessee or sublessee of otherwise tax exempt improvements located on land owned by an agricultural improvement district. The Company believes that this taxation is illegal and if legal, was applied incorrectly. The Company intends to pursue this matter vigorously.

     The Company is involved in various legal proceedings that arise in the ordinary course of business. In management’s opinion, the ultimate resolution of these other legal proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Overview

     On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction, based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The largest portion of the purchase price was expensed as In-process Research and Development of $25.8 million. The remainder of the purchase price was allocated to trademarks totaling $2.1 million, liabilities of $140,000 and other assets of $29,000. If a triggering event occurs, the additional $7.0 million will be allocated in the same manner as the initial purchase price.

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

     As of September 30, 2004, we had cash and cash equivalents of $43.0 million, short-term investments of $60.4 million and long-term investments of $5.9 million. We currently intend to utilize these resources to fund the development, testing and commercialization of our Chrysalin product platform.

     Research and Development of the Chrysalin Product Platform

     Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair. The Chrysalin molecule serves as the basis for a family of potential therapeutic products we refer to collectively as the “Chrysalin product platform.” To date, we have identified six potential medical applications for Chrysalin:

•	fracture repair;

•	spine fusion;

•	dermal wound healing (diabetic ulcers);

•	cartilage defect repair;

•	cardiovascular repair, and

•	tendon repair.

Fracture Repair

     We are currently enrolling patients in a Chrysalin Phase 3 human clinical trial for acceleration of fracture repair. We have recently submitted a new protocol for an Investigational New Drug (“IND”) application to begin an additional human clinical trial to provide dosing information to support a potential future New Drug Application (“NDA”). The focus of the Phase 3 trial is to identify if a single injection of Chrysalin into the fracture can accelerate healing. Our preclinical fracture repair studies currently underway focus on isolating and identifying functions of Chrysalin in acceleration of fracture repair, and what genes are stimulated by the injection of the Chrysalin peptide. Our analysis of the effect of Chrysalin at the genetic level is performed using gene array and quantitative PCR technology, with this work performed both in house at OrthoLogic and in collaboration with academic institutions. Preclinical studies using segmental defect, distraction osteogenesis and non-union models are performed by collaborators at academic institutions. Preclinical segmental defect studies are meant to mimic reconstructive surgical procedures. These studies provide information on advanced formulations of Chrysalin and potential new clinical indications to investigate. Distraction osteogenesis is a technique that is used to replace lost segments of bone due to severe injury, or to correct congenital deformity. Preclinical studies on non-union fractures address the effects of Chrysalin to heal fractures that do not heal in the normal expected time. Positive results in these studies may provide additional clinical indications for Chrysalin.

     Spine Fusion

     Our preclinical studies on spine fusion address questions of safety and efficacy when the Chrysalin peptide is used for spine fusion surgeries. These studies are performed by collaborators at academic institutions, with the experimental study design provided by OrthoLogic scientists. We completed enrollment in a Chrysalin Phase 1/2 human clinical trial for spine fusion during the second quarter of 2004. We may conduct preclinical studies evaluating Chrysalin for interbody spinal fusion. Should these studies be performed, and based on this preclinical data, we plan to seek FDA authorization to begin a human clinical trial evaluating Chrysalin for interbody spinal fusion.

     Dermal Wound Healing

     Our preclinical studies and initial Phase 1/2 human clinical trial evaluate Chrysalin as a potential product for diabetic ulcer healing in a saline formulation. We are currently evaluating various gel formulations to develop the protocol for a future Chrysalin human clinical trial for this indication. We plan to determine a final gel formulation for this indication before the end of 2005 with the potential to initiate a new human clinical trial in 2006.

     Cartilage Defect Repair

     Our preclinical cartilage repair studies are performed at academic institutions with the protocol designed by OrthoLogic scientists. The goal of these studies is to understand the way Chrysalin works to stimulate cartilage defect repair as well as to address formulation questions.

Data permitting, we intend to submit an IND to the FDA and begin a human clinical trial for this indication in 2005.

     Cardiovascular Repair

     The focus of our research is to evaluate delivery mechanisms for a Chrysalin-based potential product for myocardial revascularization. We plan to conduct preclinical studies for this indication during 2005.

     Tendon Repair

     Our first Chrysalin preclinical tendon repair study has begun in collaboration with an academic institution. The results from this study should be available in the first half of 2005.

     The development of each of our potential product candidates in the Chrysalin product platform is based on our collective knowledge and understanding of how the human thrombin molecule contributes to the repair of soft tissue and bone. While there are important differences in each of the product candidates in terms of their purpose, (fracture repair, spine fusion, cartilage repair, etc.) each product candidate is focused on accelerating and enhancing tissue repair and is based on the ability of Chrysalin to mimic specific attributes of the human thrombin molecule to stimulate the body’s natural healing process.

     We are developing the Chrysalin-based product candidates in parallel. We expect to learn from the results of each trial and apply the findings to the development of the other product candidates. We believe there are distinct research activities within the product candidates whose outcomes and results will apply across the product platform in terms of safety and efficacy.

     The fracture repair studies are furthest in the development process. We are currently enrolling patients in the Phase 3 human clinical trial for this indication and after the appropriate follow-up period, expect to have data from this trial before the end of 2005. We are in the process of beginning an additional human clinical trial for this indication to generate additional dosing information. Should these studies be performed, and based on the results of this data, we intend to submit a NDA for the acceleration of fresh fracture repair to the FDA before the end of 2006. Our current timeline for potential product development anticipates the commercialization of this product candidate in the 2007-2008 timeframe. This would be the first period in which we expect to begin to receive cash flows resulting from our research and development efforts.

     Excluding the initial 1998 equity investment of $750,000 and the 2004 purchase price for the assets of CBI, we have spent approximately $34.4 million in total research and development efforts on the Chrysalin product platform. We have incurred $4.8 million and $12.2 million on the Chrysalin research efforts during the last three-month and nine-month periods, respectively.

     All of our collective efforts are focused on the research and development of the Chrysalis product platform. We estimate our 2004 net cash expenditures, including the cash associated with the CBI acquisition, will be approximately $20.0 million. We continue to evaluate our research projects to determine future cash flow requirements for the product development for the expanded indications, beyond orthopedics. Based on current research and development plans, we expect our 2005 cash expenditures to be approximately $35.0 million. Assuming cash expenditures continue at approximately the same level, we expect our cash reserves to support our research and development for approximately the next three years.

     OrthoLogic cautions that its future cash expenditure levels are difficult to estimate because the estimates include a number of assumptions about the number of research projects OrthoLogic pursues, the pace at which it pursues them, the quality of the data collected and the requests of the FDA to expand, narrow or conduct additional clinical trials and data analysis. Changes in any of these assumptions can change OrthoLogic’s estimated cash expenditure levels significantly. However, absent any unforeseen changes to OrthoLogic’s current business plans, OrthoLogic intends to maintain annual expenditure levels within the $35.0 million range.

Critical Accounting Policies and Estimates

     Income Taxes: SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not to be realized. We believe that the net deferred tax asset of $801,000 at September 30, 2004 will be realized as it relates to alternative minimum tax credits that do not expire. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

     Discontinued Operations: Under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualifies as a component of the entity under the standard. Therefore, the gain from the sale of the Bone Device Business and the related operational results, have been presented as discontinued operations in the financial statements.

     Liability for Representations and Warranties Made in Conjunction with the Sale of the Bone Device Business: Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” indemnifications, representations and warranties issued in conjunction with the sale of a business are required to be valued and recorded in the financial statements. We made certain representations and warranties in conjunction with the sale of the Bone Device Business and determined the discounted fair value to be approximately $1.9 million at the time of closing the sale. We received updated information during the third quarter of 2004 that eliminated most of the potential exposure of the representations and warranties in the Asset Purchase Agreement, substantiating a decrease in the reserve of approximately $1.7 million, leaving a net reserve of approximately $228,000. This decrease in the reserve resulted in additional $1.7 million gain to be recognized on the sale of the Bone Device Business during the current quarter. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow.

     Excess Space Reserve: We lease a facility in Tempe, Arizona. This approximately 100,000 square foot facility is designed and constructed for industrial purposes and is located in an industrial district. We have subleased approximately 13,500 square feet of the building through June 2005 and another 18,900 through March 2005. We believe the facility is well-maintained and adequate for use in the forseeable future. We believe the remainder of the facility that we are using is suitable for our purposes and is effectively utilized. While we believe the facility is well maintained and adequate for use in the forseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. We established a reserve for the period the available sublease space is anticipated to be vacant during the third quarter of 2004 for $570,000. In the opinion of management, the reserve balance is adequate to allow for time necessary to acquire an additional tenant for the building.

     Allowance for Doubtful Accounts: The Company retained certain receivables related to the Bone Device Business after the divestiture. The allowance for doubtful accounts (approximately $405,000 and $556,000 at September 30, 2004 and December 31, 2003, respectively) is based primarily on trends in historical collection rates, consideration of current events, payor mix and other considerations. In the opinion of management, adequate allowances have been provided for doubtful accounts. If the financial condition of the third-party payors were to deteriorate, resulting in an inability to make payments, or the other considerations underlying the estimates was to change, additional allowances might be necessary.

Results of Operations Comparing Three-Month Period Ended September 30, 2004 to the Corresponding Period in 2003.

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

     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations increased by approximately 9.9% from $1.1 million to $1.2 million from the third quarter of 2003 to 2004. The increase is substantially related to the additional excess space reserve established in the third quarter of 2004, which represents the cost of the anticipated excess space in our current building. Without the recognition of the excess space reserve, the administrative expenses would have decreased from the prior year period. Our administrative functions previously serviced a large organization that had manufacturing, sales, healthcare reimbursement and research and development functions, compared to the pure research and development company that exists currently.

     Research and Development Expenses: Research and development expenses were $4.8 million in the third quarter of 2004 compared to $2.4 million in the third quarter of 2003. The increase in our research and development expenses is attributed to the significant expansion of our research and preclinical programs since the third quarter of 2003. The majority of the initial start up activity to begin the additional human clinical trial for acceleration of fracture repair was initiated during the third quarter of 2004. In addition, the asset acquisition of CBI on August 5, 2004, expanded the research costs for the Chrysalin platform to other indications during the third quarter. During 2004, we incurred additional research costs for the development of specific programs that we believe will enhance our ability to successfully receive authorization for a new drug application filing for our fracture repair indication. Research and development expenses consisted primarily of Chrysalin related expenses, which include preclinical studies in cartilage defect repair, final patient enrollment and the early completion of the Phase 1/2 spinal fusion clinical trial, start up costs for the additional human clinical trial for fracture repair, and continuation of the Phase 3 human clinical trial for fracture repair. During 2004, we expect to double our research and development expenses over 2003 levels of $9.0 million.

     CPM Divestiture and Change in Estimated Collectability of CPM Receivables: In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We settled litigation over certain contingent purchase price payment matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the dispute arising out of a contingent payment due to us and all outstanding claims between the two companies. We received payments totaling $79,000 during the third quarter of 2004. The payments appear on the “CPM divestiture and related gains” line on the Statement of Operations. The remaining balance plus interest is scheduled to be paid over the next 18 months. Due to the uncertainty of the future payments, income on the settlement will be recorded as cash is received.

     Interest Income, net: Interest income in the third quarter increased from $124,000 in 2003 to $344,000 in 2004, primarily as a result of the additional interest earned on the cash and investments from the proceeds of the sale of the Bone Device Business.

     Discontinued operations of the Bone Device Business: The sale of the Bone Device Business in 2003 is accounted for as discontinued operations. The net gain on the sale of the Bone Device Business during 2004 is due to the decrease in the reserve for the potential exposure under the representations and warranties in the sale agreement by approximately $1.7 million from the initial discounted fair value of $1.9 million at the time of closing. The decrease in the reserve resulted in an additional $1.7 million gain to be recognized in the third quarter of 2004. The operating income from the divested business and related tax effects are summarized as discontinued operations in the consolidated statement of operations during 2003. Included in the discontinued operations is the net income from the Bone Device Business of $2.2 million for the third quarter of 2003, which is net of taxes.

     Net Income (Loss): We had a net loss in the third quarter of 2004 of $29.4 million compared to net income of $506,000 for the third quarter of 2003. The net loss in 2004 is substantially a result of the expanded research and development programs, expense of in-process research and development of $25.8 million for the CBI acquisition, offset by the gain on the sale of discontinued operations of $1.7 million. The net income in 2003 is composed primarily of the income of $2.2 million from the discontinued operations of the Bone Device Business and a $1.7 million loss resulting from continuing operations.

Results of Operations Comparing Nine-Month Period Ended September 30, 2004 to the Corresponding Period in 2003.

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

     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations decreased by approximately 34.9% from $3.7 million to $2.4 million from the nine-month period ending 2003 to 2004. Our administrative functions previously serviced a larger organization that had manufacturing, sales, healthcare reimbursement and research and development functions, compared to the pure research and development company that exists currently.

     Research and Development Expenses: Research and development expenses were $12.2 million in the first nine months of 2004 compared to $6.1 million in the first nine months of 2003. The increase in our research and development expenses is attributed to the significant expansion of our research and preclinical programs since the equivalent period in 2003. We have more patients enrolled in the clinical trials than in 2003, when we were starting our Phase 3 human clinical trial for fracture repair indications. The start up costs for an additional clinical trial for the acceleration of fracture repair has been initiated during the second and third quarters of 2004. In addition, the asset acquisition of CBI on August 5, 2004 expanded the research costs for the Chrysalin platform to other indications during the third quarter. During 2004, we incurred additional research costs for the development of specific programs that we believe will enhance our ability to successfully receive authorization for a new drug application filing for our fracture repair indication. Research and development expenses consisted primarily of Chrysalin related expenses, which include preclinical studies in cartilage defect repair, final patient enrollment and the early completion of the Phase 1/2 spinal fusion clinical trial, start up costs for the additional human clinical trial for acceleration of fracture repair and continuation of the Phase 3 human clinical trial for fracture repair. During 2004, we expect to double our research and development expenses over 2003 levels of $9.0 million.

     CPM Divestiture and Change in Estimated Collectability of CPM Receivables: In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We settled litigation over certain contingent purchase price payment matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the dispute arising out of a contingent payment due to us and all outstanding claims between the two companies. Payments totaling $272,000 were received during the nine-month period ended September 30, 2004, and appear on the “CPM divestiture and related gains” line on the Statement of Operations. The remaining balance plus interest is scheduled to be paid over the next 18 months. Due to the uncertainty of the future payments, income on the settlement will be recorded as cash is received.

     Interest Income, net: Interest income in the nine-month period increased from $387,000 in 2003 to $950,000 in 2004 primarily as a result of the additional interest earned on the cash and investments from the sale of the Bone Device Business.

     Discontinued operations of the Bone Device Business: The sale of the Bone Device Business in 2003 is accounted for as discontinued operations. The net gain on the sale of the Bone Device Business during 2004 is due to the decrease in the reserve for the potential exposure of the representations and warranties in the sale agreement by approximately $1.7 million from the initial discounted fair value of $1.9 million at the time of closing. The decrease in the reserve resulted in an additional $1.7 million gain to be recognized in the third quarter of 2004. The operating income from the divested business and related tax effects are summarized as discontinued operations on the consolidated statement of operations. Included in the discontinued operations is the net income from the Bone Device Business of $6.3 million for the nine-month period ended September 30, 2003, which is net of taxes.

     Net Income (Loss): We had a net loss during the nine-month period ended September 30, 2004 of $36.8 million compared to net income of $1.2 million for the same period of 2003. The net loss in 2004 is primarily a result of the expanded research and development programs, expense of in-process research and development of $25.8 million for the CBI acquisition, offset by the gain on the sale of discontinued operations of $1.7 million. The net income for the first nine months of 2003 is composed primarily of the income of $6.3 million from the discontinued operations of the Bone Device Business and a $5.1 million loss resulting from continuing operations.

Liquidity and Capital Resources

     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. With the sale of our Bone Device Business, we sold all of our revenue producing operations. We received approximately $86.0 million in cash from the sale of our Bone Device Business. The remaining $7.0 million escrow held from the sale of the Bone Device Business is due to be released in November of 2005. At September 30, 2004, we had cash and cash equivalents of $43.0 million, short-term investments of $60.4 million and long-term investments of $5.9 million.

     With the exception of the purchase of substantially all of the assets of CBI, we do not expect to make significant capital investments during the remainder of 2004, but anticipate growing our research and development expenditures related to the human clinical trials for Chrysalin in fresh fracture repair and spinal fusion and for further studies in articular cartilage repair, dermal wound healing, and cardiovascular indications.

     As of the end of the 2003 fiscal year, our cash reserves were approximately $121.0 million and were approximately $109.4 million at the end of the third quarter of 2004. We estimate that our 2004 net cash expenditures, including the cash associated with the CBI acquisition, will be approximately $19.0 million. We continue to evaluate our research projects to determine future cash flow requirements. However, based on current research and development plans, OrthoLogic expects its 2005 cash expenditures to be approximately $35.0 million. Assuming cash expenditures continue at approximately the same level, OrthoLogic expects its cash reserves to support its research and development for the next three years.

     We caution that our future cash expenditure levels are difficult to estimate because the estimates include a number of assumptions about the number of research projects OrthoLogic pursues, the pace at which it pursues them, the quality of the data collected and the requests of the FDA to expand, narrow or conduct again clinical trials and analyze data. Changes in any of these assumptions can change significantly OrthoLogic’s estimated cash expenditure levels. However, absent any unforeseen changes to OrthoLogic’s current business plans, OrthoLogic intends to maintain annual expenditure levels within the $35.0 million range.

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

     The following table sets forth all known commitments as of September 30, 2004 and the year in which these commitments become due or are expected to be settled (in thousands):

		Accounts Payable
Year	Operating Leases	and Other Liabilities	Total
2004	$304	$4,556	$4,860
2005	$1,084	55	$1,239
2006	$1,078	—	$1,078
2007	$989	—	$989

Total	$3,455	$4,711	$8,166

     Approximately 17% of the leased facility is subleased through June 2005 and another approximately 20% is subleased through March of 2005, payments from which will offset a portion of the lease commitments listed above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We had no debt outstanding and no derivative instruments at September 30, 2004.

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

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, which included inquiries made of certain other employees. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective and provide reasonable assurance that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. We have performed extensive financial reporting and data system reviews of internal controls to formalize and standardize the documentation of these operating procedures. As part of this process, additional procedures and operational functions have been adopted to provide further verification of effective operating internal controls.

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

Risks of OrthoLogic’s Business

     OrthoLogic is a development stage biopharmaceutical company with no revenue generating operations and high investment costs. OrthoLogic expects to incur losses for a number of years as it expands its research and development projects. There is no assurance that OrthoLogic’s current level of funds will be sufficient to support all research expenses to achieve commercialization.

     With the November 2003 sale of its bone growth stimulation business, OrthoLogic currently has no revenue generating operations. With the acquisition of CBI, OrthoLogic is now a pure research and development company. As of the end of the 2003 fiscal year, OrthoLogic’s cash and investments were approximately $121.0 million and were approximately $109.4 million at the end of the third quarter of 2004. OrthoLogic estimates that its 2004 net cash expenditures, including the cash associated with the CBI acquisition, will be approximately $20.0 million. OrthoLogic is currently evaluating other research projects from the CBI acquisition to determine future cash flow requirements. Based on current research and development plans, OrthoLogic expects its 2005 cash expenditures to be approximately $35.0 million. Assuming cash expenditures continue at approximately the same level, OrthoLogic expects its cash reserves to support its research and development for the next three years.

     OrthoLogic cautions that its future cash expenditure levels are difficult to forecast because the forecast is based on assumptions about the number of research projects OrthoLogic pursues, the pace at which it pursues them, the quality of the data collected and the requests of the FDA to expand, narrow or conduct again clinical trials and analyze data. Changes in any of these assumptions can change significantly OrthoLogic’s estimated cash expenditure levels. However, absent any unforeseen changes to OrthoLogic’s current business plans, OrthoLogic intends to maintain annual expenditure levels within the $35.0 million range.

     OrthoLogic’s product candidates are in various stages of development and may not be successfully developed or commercialized. If it fails to commercialize its product candidates, it will not be able to generate revenue:

     OrthoLogic currently does not sell any products. OrthoLogic’s product candidates are at the following stages of development:

•	Acceleration of Fracture Repair — Phase 3 human clinical trials

•	Spine Fusion — Phase 1/2 human clinical trials

•	Dermal Wound Healing (Diabetic Ulcers) — Phase 1/2 human clinical trials

•	Cartilage Defect Repair — Late stage preclinical trials

•	Cardiovascular Repair – Early stage preclinical trials

•	Tendon Repair — Early stage preclinical trials

Consequently, OrthoLogic is subject to the risk that:

•	the FDA finds some or all of OrthoLogic’s product candidates ineffective or unsafe;

•	OrthoLogic does not receive necessary regulatory approvals;

•	OrthoLogic is unable to get some or all of its product candidates to market in a timely manner;

•	OrthoLogic is not able to produce its product candidates in commercial quantities at reasonable costs;

•	OrthoLogic’s products undergo post-market evaluations resulting in marketing restrictions or withdrawal; or

•	the patient and physician community does not accept OrthoLogic’s products.

     In addition, OrthoLogic’s product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;

•	undesirable side effects which delay or extend the clinical trials;

•	inability to locate, recruit, qualify and retain a sufficient number of patients for clinical trials;

•	regulatory delays or other regulatory actions;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for OrthoLogic’s preclinical testing or clinical trials;

•	change in the focus of OrthoLogic’s development efforts; and

•	re-evaluation of OrthoLogic’s clinical development strategy.

     OrthoLogic cannot predict whether it will successfully develop and commercialize any of its product candidates. If it fails in such development or commercialization, it will not be able to generate revenue.

     OrthoLogic’s product candidates are all based on the same synthetic peptide, Chrysalin. If one of OrthoLogic’s product candidates reveals safety or fundamental inefficacy issues in clinical trials, it could impact the development path for all OrthoLogic’s other current product candidates.

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

     At the closing of the CBI asset acquisition on August 5, 2004, the license agreements between CBI and OrthoLogic for the development, use, and marketing of the therapeutic products within the Chrysalin product platform were replaced by a direct license agreement with the University of Texas, which OrthoLogic and Chrysalis negotiated in conjunction with the asset acquisition. Under this direct license, OrthoLogic expanded its current license for Chrysalin from a license for only orthopedic “soft tissue” indications to a license for any and all indications. In return, OrthoLogic must pay the University of Texas continuing royalties, sublicense fees and various other fees in connection with filing and maintaining Chrysalin-related patents. The license agreement will expire upon the expiration of all licensed patents, and is not subject to termination by the University of Texas, except for fraud by OrthoLogic or a payment default following assignment of the license by OrthoLogic. If OrthoLogic loses its rights to Chrysalin under the license agreement, OrthoLogic would be unable to continue its product development programs and its business and prospects would be materially harmed.

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

     Research, development and preclinical testing are long, expensive and uncertain processes. Other than indications for fracture repair, spine fusions and wound healing, none of OrthoLogic’s other Chrysalin product candidates have reached clinical trial testing. OrthoLogic’s development of Chrysalin for cartilage defect repair, cardiovascular repair, and tendon repair is currently in preclinical testing or the research stage. OrthoLogic’s future success depends, in part, on its ability to complete preclinical development of these and other product candidates and advance them through the clinical trial process.

     If OrthoLogic is unsuccessful in advancing its early stage product candidates into and through clinical testing for any reason, its business prospects may be harmed.

     The loss of OrthoLogic’s key scientific personnel may hinder its ability to execute its business plan.

     As a small company with approximately 40 employees, OrthoLogic’s success depends on the continuing contributions of OrthoLogic’s scientific personnel and maintaining relationships with the network of medical and academic centers in the United States that conduct its clinical trials. OrthoLogic is most highly dependent on the services of Dr. James Ryaby, its Senior Vice-President and Chief Technology Officer, whom OrthoLogic considers its key scientific employee. A long time employee of OrthoLogic, Dr. Ryaby oversees all of OrthoLogic’s clinical trials, is a well respected orthopedic scientist and is OrthoLogic’s primary contact with the medical community. Like all companies in its field, OrthoLogic faces intense competition in its hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and it may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more members of OrthoLogic’s current management team or any of its scientific personnel, could delay OrthoLogic’s business plan. The loss of Dr. Ryaby, depending on what stage of development OrthoLogic’s research is at upon Dr. Ryaby’s departure, could cause a substantial delay in implementing OrthoLogic’s business plan. Not only could the nationwide search for a similarly qualified candidate be lengthy, but Dr. Ryaby’s replacement would need time to become familiar with OrthoLogic’s Chrysalin product platform. OrthoLogic does not maintain key man insurance on Dr. Ryaby. However, OrthoLogic currently has in place employment contracts with several members of its senior management team, including Dr. Ryaby.

     OrthoLogic faces an inherent risk of liability in the event that the use or misuse of its products results in personal injury or death.

     The use of OrthoLogic’s product candidates in clinical trials, and the sale of any approved products, may expose OrthoLogic to product liability claims, which could result in financial losses. OrthoLogic’s clinical liability insurance coverage may not be sufficient to cover claims that may be made against the possible risk related to its clinical trials. In addition, OrthoLogic may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect it against losses. Any claims against OrthoLogic, regardless of their merit, could severely harm OrthoLogic’s financial condition, strain its management and other resources and adversely impact or eliminate the prospects for commercialization of the product which is the subject of any such claim.

     OrthoLogic’s stock price is volatile and fluctuates due to a variety of factors.

     OrthoLogic’s stock price has varied significantly in the past (from a low of $3.22 to a high of $8.96 since January 1, 2002) and may vary in the future due to a number of factors, including:

•	fluctuations in OrthoLogic’s research and development efforts;

•	developments in litigation to which OrthoLogic or a competitor is subject;

•	announcements and timing of potential acquisitions, divestitures, and conversions of preferred stock;

•	announcements of technological innovations or new products by OrthoLogic or its competitors;

•	FDA and international regulatory actions;

•	actions with respect to reimbursement matters;

•	developments with respect to OrthoLogic or its competitors’ patents or proprietary rights;

•	public concern as to the safety of products developed by OrthoLogic or others;

•	changes in health care policy in the United States;

•	changes in stock market analyst recommendations regarding OrthoLogic, other drug development companies or the pharmaceutical industry generally; and

•	general market conditions.

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

     OrthoLogic’s Chrysalin product platform is currently in the human testing phase for three potential products and earlier preclinical testing phases for three other potential products. The U.S. Food and Drug Administration (“FDA”) and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Chrysalin, as a new drug, is subject to the most stringent level of FDA review.

     There can be no guarantee that the FDA will grant approval of Chrysalin for the indicated uses or that it will do so in a timely manner.

     If OrthoLogic successfully brings one or more products to market, there is no assurance that it will be able to successfully manufacture or market the products or that potential customers will buy them if, for example, a competitive product has greater efficacy or is deemed more cost effective. In addition, the market in which OrthoLogic will sell any such products is dominated by a number of large corporations that have vastly greater resources than OrthoLogic has, which may impact OrthoLogic’s ability to successfully market its products or maintain any technological advantage OrthoLogic has or might develop. OrthoLogic also would be subject to changes in regulations governing the manufacture and marketing of its products, which could increase its costs, reduce any competitive advantage it may have and/or adversely affect its marketing effectiveness.

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

     OrthoLogic is currently conducting a Chrysalin Phase 3 human clinical trial for the acceleration of fracture repair and is in the process of beginning an additional human clinical trial for this indication. OrthoLogic expects to complete enrollment and have results for the Phase 3 trial before the end of 2005. If this Phase 3 trial fails to achieve the clinical benefits sought or the results are ambiguous, OrthoLogic will have to determine whether to redesign its Chrysalin fracture repair product candidate and its corresponding protocols and continue with additional testing, or cease activities in this area. Redesigning the product could be extremely costly and time-consuming. A substantial delay in obtaining FDA approval or termination of the Chrysalin fracture repair product candidate could result in a delay in OrthoLogic’s ability to generate revenue.

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

     Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for various treatments for or involving fracture repair, spine fusion, diabetic ulcer healing, cartilage defect repair, tendon repair and cardiovascular repair. Many of OrthoLogic’s competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than OrthoLogic has. OrthoLogic is currently aware of the following development efforts by its competitors:

•	Acceleration of Fracture Repair: While there is currently no product approved by the FDA for acceleration of fracture repair, at least one large pharmaceutical company, Pfizer, Inc., has received FDA clearance to begin human clinical trials in the United States for this indication.

•	Spine Fusion: Although there are already many products approved by the FDA for use in spinal fusion, only two products, InFuse from Medtronic and OP-1 from Stryker, both bone morphogenic protein (“BMP”), includes a bioactive component. OrthoLogic knows other candidates are in the development stage, but none are yet in human clinical trials in the United States.

•	Dermal Wound Healing (Diabetic Ulcers): Only one product, Regranix from Johnson and Johnson has been FDA approved for a diabetic ulcer indication.

•	Cartilage Defect Repair: Several products with bioactive components are in the development stage for this indication, including BMPs. However, OrthoLogic believes no company has yet received FDA authorization for a drug product to begin human clinical trials in the United States for this indication.

•	Cardiovascular Repair: This is a very large and complicated market with numerous products FDA approved or under development for a variety of indications. There are significant product opportunities that still exist, particularly in the area of myocardial revascularization.

•	Tendon Repair: There are currently no drug products specifically approved for a tendon repair indication. Physicians currently employ a variety of surgical techniques to address this medical problem.

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

     OrthoLogic’s ability to successfully commercialize its products will depend in part on the extent to which government health administration authorities, private health insurers and other third party payors will reimburse consumers for the cost of these products. Third party payors are increasingly challenging both the need for, and the price of, novel therapeutic drugs and uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third party reimbursement may not be available for OrthoLogic’s drug products to enable OrthoLogic to maintain price levels sufficient to realize an appropriate return on OrthoLogic’s investments in research and product development, which could restrict OrthoLogic’s ability to commercialize a particular drug candidate.

Part II – Other Information

Item 5. Other Information

     On November 8, 2004, we entered into a Third Amended and Restated Employment Agreement with Sherry A. Sturman (the “Sturman Agreement”) under which Ms. Sturman will continue to serve as our Senior Vice President / Chief Financial Officer. The Sturman Agreement provides for a minimum base salary of $200,000 per year. Ms. Sturman will also be eligible for annual and long-term incentives, including performance-based bonuses and stock option grants. Under the terms of the Sturman Agreement, OrthoLogic or Ms. Sturman may elect to begin a two-year transition leading to the termination of Ms. Sturman’s employment with OrthoLogic. Ms. Sturman may make such an election at any time after June 30, 2005 and we may make such an election at any time. In the event an election is made by either Ms. Sturman or OrthoLogic, Ms. Sturman would be entitled to continue receiving salary, at declining base salary rates, and benefits for a period of two years.

Item 6.	Exhibits

See Exhibit List following this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.

(Registrant)

Signature	Title	Date
/s/ Thomas R. Trotter Thomas R. Trotter	President and Chief Executive Officer (Principal Executive Officer)	November 9, 2004

/s/ Sherry A. Sturman Sherry A. Sturman	Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 9, 2004

OrthoLogic Corp.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2004

Exhibit
No.	Description	Incorporated by Reference To:	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, executed May 9, 2000	Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (“September 2003 10-Q”)

3.2	Certificate of Designation of Series A Preferred Stock	Exhibit 3.2 to the Company’s September 2003 10-Q

3.3	Bylaws of the Company	Exhibit 3.4 to Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993

4.1	Rights Agreement dated as of March 4, 1997, between the Company and Bank of New York, and Exhibits A, B and C thereto	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 6, 1997

4.2	1987 Stock Option Plan of the Company, as amended and approved by stockholders (1)	Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended June 30, 1997 (“June 1997 10-Q”)

4.3	1997 Stock Option Plan of the Company, as amended and approved by the stockholders(1)	Exhibit 4.5 to the Company’s June 1997 10-Q

10.1	Amendment No. 2 to the Asset Purchase Agreement and Plan of Reorganization between OrthoLogic Corp. and Chrysalis Biotechnology, Inc., dated August 5, 2004 *	Exhibit 2.1 to Current Report on Form 8-K, filed August 6, 2004

10.2	Consulting Agreement with Darrell H. Carney, Ph.D., dated August 5, 2004		X

10.3	Third Amended and Restated Employment Agreement effective November 8, 2004, between the Company and Sherry A. Sturman		X

31.1	Certification of CEO pursuant to Securities Exchange Act Rule 13a-14 (a).		X

31.2	Certification of CFO pursuant to Securities Exchange Act Rule 13a-14 (a).		X

32	Certification pursuant to the Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
— Thomas R. Trotter
— Sherry A. Sturman

     (1)Management contract or compensatory plan or arrangement
     *OrthoLogic Corp. agrees to furnish supplementally a copy of any schedule to the Asset Purchase Agreement and Plan of Reorganization dated as of April 28, 2004 and to Amendment Nos. 1 and 2 omitted from this filing to the Securities and Exchange Commission upon its request.
     **Furnished herewith