Form 10-K
period 2004-12-31
ORTHOLOGIC CORP
filed 2005-02-28
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer. Yes ☑ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant’s common stock as reported on the NASDAQ National Market on ___was approximately $___. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     Documents incorporated by reference: Portions of the registrant’s proxy statement related to its 2004 annual meeting of stockholders to be held on April 15, 2005 are incorporated by reference into Part II and III of this Form 10-K.

     The number of outstanding shares of the registrant’s common stock on February 9, 2005 was 38,011,642.

ORTHOLOGIC CORP.
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business

Overview of the Business in 2004

     OrthoLogic is a drug development company focused on the healing of musculoskeletal, orthopedic, dermal and cardiovascular tissue through biopharmaceutical approaches. Our research is focused exclusively on the potential commercialization of our Chrysalin® Product Platform, a group of tissue healing product candidates based on Chrysalin (also known as TP508), a synthetic peptide. We purchased the exclusive worldwide license for Chrysalin for all medical indications on August 5, 2004 through our purchase of substantially all the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”). The acquisition significantly broadened our Chrysalin Product Platform, which now includes product candidates for 1) bone fracture repair, 2) dermal wound healing, 3) spine fusion, 4) cartilage defect repair, 5) cardiovascular repair, 6) dental bone repair and 7) ligament and tendon repair. We began operating as a development stage company upon the acquisition of CBI. We now operate a division of OrthoLogic in Galveston, Texas, where CBI previously was located. Currently, all of our collective efforts are focused on the research and development of the Chrysalin Product Platform, with the goal of commercializing our products.

Additional Information about OrthoLogic

     OrthoLogic Corp. was incorporated as a Delaware corporation in July 1987 as IatroMed, Inc. We changed our name to OrthoLogic Corp. in July 1991. Our executive offices are located at 1275 West Washington Street, Tempe, Arizona 85281, and our telephone number is (602) 286-5520.

     Our website address is www.orthologic.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practical after we file or furnish them to the U.S. Securities and Exchange Commission. Once at our website, go to the “Investors” section to locate these filings.

     In March 2004, we adopted a code of conduct that applies to all of our employees and has particular sections that apply only to our principal executive officer and senior financial officers. We posted the text of our code of conduct on our website in the “Investors” section of our website under “Code of Conduct.” In addition, we will promptly disclose on our website (1) the nature of any amendment to our code of conduct that applies to our principal executive officer and senior financial officers, and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such officer who is granted the waiver and the date of the waiver.

     In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp. References to our “Bone Device Business” refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

Chrysalin Product Platform

     Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair. Chrysalin mimics specific attributes of the thrombin molecule, stimulating the body’s natural healing processes. Drugs based on the Chrysalin peptide can be used to mimic part of the thrombin response without stimulating the events associated with blood clotting and therefore has the potential to accelerate the natural cascade of healing events. The Chrysalin molecule serves as the basis for a group of potential therapeutic products we refer to collectively as the “Chrysalin Product Platform.” To date, we have already initiated clinical trials for three potential Chrysalin products: the first for acceleration of fracture repair, a second for dermal wound healing, and a third for spine fusion. We are also conducting advanced pre-clinical testing for cartilage defect repair, with early pre-clinical tests completed or ongoing for cardiovascular repair, dental bone repair, ligament and tendon repair.

     The development of each of our potential product candidates in the Chrysalin Product Platform is based on our collective knowledge and understanding of how the human thrombin molecule contributes to the repair of soft tissue and bone. While there are important differences in each of the product candidates in terms of purpose (fracture repair, spine fusion, cartilage repair, etc.) each product candidate is focused on accelerating and enhancing tissue repair and is based on the ability of Chrysalin to mimic specific attributes of the human thrombin molecule to stimulate the body’s natural healing process.

     We are developing the Chrysalin-based product candidates in parallel. We expect to learn from the results of each trial and apply the findings to the development of the other product candidates. We believe there are distinct research activities within the product candidates whose outcomes and results will apply across the product platform in terms of safety and efficacy.

     The fracture repair product candidate is the most advanced in the development process. We are currently completing the enrollment of patients in a Phase 3 human clinical trial for acceleration of fracture repair and have begun enrolling patients in a Phase 2b dose-ranging human clinical trial for this same indication. Should these studies be completed, and based on the results of this data being positive, we intend to submit a New Drug Application (“NDA”) for the acceleration of fresh fracture repair to the U.S. Food and Drug Administration (“FDA”) before the end of 2006. Our current timeline for potential product development anticipates the commercialization of this product candidate in the 2007-2008 timeframe. This would be the first period in which we expect to begin to receive cash flows resulting from our research and development efforts.

     Acceleration of Fracture Repair

     Every broken bone is called a fracture and approximately 30 million fractures are treated every year throughout the developed world, as reported by medical reimbursement records in countries with national healthcare systems. The treatment of a fracture depends on the severity of the break. Simple fractures often heal themselves, with more complex closed fractures potentially amenable to treatment by manipulation (also called “reduction”) without requiring surgery. Fractures that break the skin (or “open fractures”) or where the fragments cannot be lined up correctly usually require surgery. Sometimes plates, screws or pins are used for mechanical stabilization, occasionally with the use of bone grafts, all of which are invasive, expensive and time consuming procedures.

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

     In pre-clinical animal studies, a single injection of Chrysalin into the fracture gap accelerated fracture healing by up to 50% as measured by mechanical testing. In late 1999, we initiated a combined Phase 1/2 human clinical trial to evaluate the safety of Chrysalin and its effect on the rate of healing in adult subjects with unstable distal radius fractures (fractures around and in the wrist joint). We presented the results of this Phase 1/2 human clinical trial for fracture repair at the 57th Annual Meeting of the American Society for Surgery of the Hand in October 2002. The data from x-ray evaluations revealed that a single injection of Chrysalin into the fracture gap resulted in a trend toward accelerated fracture healing compared with the saline placebo control. There were no reportable adverse events attributable to Chrysalin in the study.

     In July 2002, we received FDA authorization to proceed with a Phase 3 human clinical trial of Chrysalin as a potential injectable product for accelerating fracture repair. The trial is being performed at 25 to 30 clinical sites in the United States and will include approximately 500 patients. The trial includes a one-year follow-up period.

     As of February 2005, we have more than 400 patients enrolled in the study, and, to date, there have been no adverse events attributable to Chrysalin in this study. We are on-track to complete enrollment as well as the six-month follow-up period and to have preliminary data available from this trial by the end of 2005.

     In October 2004, we received authorization from the FDA to begin a Phase 2b dose-ranging trial. Similar in design to the Phase 3 trial, the Phase 2b dose-ranging trial is a double blind, placebo-controlled, multicenter clinical trial. The primary purpose of the study is to provide additional dosing information to support a potential NDA filing. Enrollment in the study is expected to be approximately 500 patients at more than 50 centers in the United States and Canada.

     All of our potential products in research and development are subject to extensive regulation by the U.S. Food and Drug Administration, whose approval we must obtain before we can bring our products to the market. For a more detailed description of the approval process, please see “The New Drug Development Process” below in this Item 1.

     Dermal Wound Healing

     Our dermal wound healing studies are focused on healing diabetic foot ulcers, a common problem for diabetic patients. Diabetic patients suffer from open wound foot ulcers because diabetes related nerve damage causes the patient to lose sensation. Patients thus may not notice an injury to the foot and neglect the injury. This and the diminished blood flow to extremities caused by diabetes cause a diabetic patient’s wounds to heal more slowly or not at all.

     Current standard treatment for diabetic foot ulcer wounds focuses on sanitation of the wound and non-use of the foot to allow for the body’s natural healing processes to occur. These treatments require high patient compliance and effectively heal only approximately 33% of these ulcers. Wounds that do not respond to treatment can sometimes result in amputation of the affected limb.

     We believe topical treatment of the wound with Chrysalin will promote new tissue growth necessary for healing of a diabetic foot ulcer. In 2001, CBI conducted a multicenter Phase 1/2 double blind human trial with 60 patients, the results of which were presented at the Wound Healing Society in May of 2002. We found no drug related adverse events or patient sensitivity to Chrysalin in the trial and complete wound closure occurred in 70% of Chrysalin-treated ulcers relative to 33% in placebo controls.

     Our pre-clinical studies and the initial Phase 1/2 human clinical trial evaluated Chrysalin in a saline formulation. We are currently evaluating various gel formulations of Chrysalin that will make Chrysalin easier for patients to use. We expect to develop a gel formulation for this indication before the end of 2005. Our plan is to then test the gel formulation in pre-clinical and, with the permission of the FDA, human clinical trials for diabetic ulcer wound healing.

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

     The bone used for the graft in this procedure is taken from another bone in the patient, usually from the iliac crest (hip bone) and is called “autograft bone.” In some procedures the patients and physicians elect to use “allograft” bone which is bone processed from cadavers. Autograft bone is currently the primary type of bone graft used in spinal fusion surgery and is considered the “gold standard.” Allograft bone is often used but has not been an effective stand-alone substitute for autograft bone because it has no bioactive component to stimulate bone growth. The benefit of using allograft bone is it does not require a separate surgical procedure from the same patient to harvest the bone for the graft. Recently, a new alternative, bone morphogenetic protein (“BMP”), which does have bioactive properties, has become commercially available as an alternative to autograft bone. While BMP appears to be as effective as autograft in fusing bone, at $5,000 per dose, BMP is extremely expensive because it requires recombinant DNA technology to manufacture. Recombinant DNA technology is a complex, multi-step process that requires growing the BMP proteins in cells in a laboratory, extracting the BMP proteins from the host cells and processing them for distribution to the patient.

     Our potential solution to this problem is to combine Chrysalin, either in saline or in a sustained release formulation, with commercially available allograft bone for use in spinal fusion surgery as an alternative to autograft. A recently completed pre-clinical study, which was presented at the North American Spine Society meeting in October 2004 in Chicago, showed that Chrysalin, in several different formulations combined with allograft bone, caused varying degrees of bone formation in spinal fusion tests.

     In addition, we completed enrollment in a small pilot Phase 1/2 human clinical trial evaluating Chrysalin for spine fusion in the spring of 2004. The study included approximately 50 patients. While this is primarily a safety study, we will review the results for preliminary evidence that Chrysalin combined with allograft resulted in bone growth. Allowing for the completion of the twelve-month follow-up period, data from this pilot study is expected to be available during the summer of 2005. No adverse events related to Chrysalin have been reported in this study.

     Depending on the findings from the Phase 1/2 study, we intend to conduct an additional pre-clinical study to further evaluate the peptide for this indication. The purpose of this pre-clinical study would be to determine which formulation of Chrysalin with allograft bone shows the most promising potential as a substitute for autograft. Data permitting, we plan to begin an additional human clinical trial evaluating a Chrysalin formulation in combination with allograft as a primary substitute for autograft in interbody spine fusion in 2006.

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

     We have completed several pre-clinical studies evaluating Chrysalin in sustained release formulations for cartilage defect repair. The results to date have been very encouraging and have been presented at two major international conferences on cartilage repair. We are currently completing the final steps in the process to submit an Investigational New Drug (“IND”) application to begin a pilot human clinical trial for this indication, which we intend to begin before the end of 2005.

     Cardiovascular Repair

     Coronary artery disease is the narrowing of the arteries that carry blood through the heart and is a leading cause of mortality in the United States and other parts of the western world. The narrowing is usually caused by fatty deposits inside the artery walls that restrict the passage of blood carrying oxygen to the heart muscle. This oxygen insufficiency is the primary cause of chest pain (commonly referred to as “angina”) and, if left untreated, can lead to heart failure and, ultimately, death. The most common treatments for the disease are a regimen of pharmaceuticals that reduce the patient’s cholesterol (slowing the buildup of deposits along artery walls) and surgical procedures to increase the blood flow through the arteries. Up to 15% of patients, however, either cannot undergo the treatments or do not achieve sufficient blood flow after the treatment.

     A potentially new treatment for coronary artery disease is therapeutic angiogenesis, the growing of new blood vessels to deliver blood to the diseased heart. In pre-clinical animal studies conducted over the last two years, Chrysalin injections into the damaged heart appear to trigger a complex sequence of events that culminates in the body’s growth of new blood vessels, enhancing blood delivery to the heart muscle. We are continuing pre-clinical testing for this indication and hope to meet with the FDA on pre-IND discussions by the end of 2006.

     Dental Bone Repair

     We’ve focused on the use of Chrysalin in two dental bone repair situations: dental implants and maxillo-facial reconstruction. For some patients who need dental implants to replace missing teeth, the patient’s bones in the jaw are not strong enough to hold the implanted teeth or supporting structure. The standard treatment in these cases is to insert bone graft material into or above the jaw bones and wait for the body to naturally grow bone around the graft material. This process can take a year or longer, during which a patient must use a temporary external plate with the temporary teeth. In a 2004 pre-clinical study done by CBI in conjunction with Louisiana State University, the incorporation of Chrysalin together with a commercially available bonegraft material into the space above the rabbit jaw bones resulted in a significant increase in new bone formation. This could translate in a shorter wait for patients to complete their dental implant surgery.

     Based on our 2004 pre-clinical study, we are evaluating the use of Chrysalin with synthetic bone graft material on maxillo-facial defects to increase bone formation following maxillo-facial reconstruction surgery. Maxillo-facial reconstruction is a surgical procedure to reconstruct the face or head after a traumatic event.

     We do not have additional studies ongoing at this time. In 2005, we plan to continue to evaluate the dental research pre-clinical research program required to support clinical trials for this indication and the overall dental market opportunity.

     Ligament and Tendon Repair

     Ligaments are the soft tissues that connect bone to bone. Tendons are the soft tissue that connects muscles to bone. Ligaments and tendons are crucial to the biomechanical functions of the body. Injuries to ligaments and tendons are very common, and typically these injuries are treated either conservatively with rehabilitation techniques or with surgical techniques. These injuries are often slow to heal or do not heal completely. Our research is focused on whether Chrysalin accelerates ligament and tendon tissue repair, resulting in better restoration of function. We are currently completing our first pre-clinical study of Chrysalin for tendon repair and expect to have data from the study this summer. Pre-clinical studies of ligament repair are currently being initiated.

     All of our potential products in research and development, as described above, are subject to extensive regulation by the U.S. Food and Drug Administration, whose approval we must obtain before we can bring our products to the market. For a more detailed description of the approval process, please see “The New Drug Development Process” below in this Item 1.

The New Drug Development Process

     The U.S. FDA regulates the research and development standards, quality control and manufacture, labeling, advertising and promotion of all of the potential Chrysalin products. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

•	pre-clinical laboratory and animal tests;

•	submission to the FDA of an IND application, which the FDA must review before clinical trials may begin;

•	human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

•	submission to the FDA of a NDA that must be approved by the FDA before any marketing may begin.

     The entire process requires significant time, effort and financial resources. In addition, the ultimate results of the research are unknown so we cannot be certain that any approval will be granted, or granted on a timely basis.

     Pre-clinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its potential safety and efficacy. We then submit the results of the pre-clinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND application, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after the FDA acknowledges that the filing is complete, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as described in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Further, an independent institutional review board at each medical center proposing to conduct the clinical trials must review and approve any clinical study.

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

•	PHASE 3: When Phase 2 evaluations demonstrate that a dosage of the drug is effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

     Phase 2 and 3 evaluations are typically conducted as prospective, randomized clinical trials, where the patients are assigned to different treatment groups that include placebo treatment (where a placebo rather than the investigational product is administered) and drug treatment. Through the use of the placebo control group, scientists are able to isolate and identify effects that arise solely by the patient’s belief in their participation in the clinical trial rather than as a result of interaction with the drug.

     We are currently enrolling patients in a Chrysalin Phase 3 human clinical trial for acceleration of fracture repair, as well as a Phase 2b dose-ranging human clinical trial for the same indication. In the spring of 2004 we completed enrollment of patients in a small Chrysalin Phase 1/2 human clinical trial for spine fusion. Data from this trial is expected to be available during the summer of 2005. In 2005, we plan to begin an initial Chrysalin human clinical trial for cartilage defect repair, as well as additional pre-clinical research in cardiovascular repair and tendon repair. However, we cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the institutional review boards may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of an NDA for approval to market the product candidate. The FDA may deny an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products, which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     Satisfaction of the FDA requirements typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the drug product candidate. Government regulation may delay or prevent marketing of potential products and/or impose costly additional manufacturing procedures as a condition of product approval. Our success in pre-clinical or early stage clinical trials does not assure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to narrower indications than we currently anticipate, reducing the size of our potential market. Even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining or failures to obtain regulatory approvals would have a material adverse effect on our business prospects.

     An ongoing risk is that the FDA’s policies may change or additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. In addition, public and private health care providers and insurers continue to search for ways to contain health care costs, which could result in changes in health care and particularly pharmaceutical benefits coverage. Any of these changes, if enacted, could have a material adverse effect on our business prospects. In addition, recent safety issues related to certain drugs already on the market has increased the FDA’s scrutiny of safety concerns in particular and may in the future alter the requirements for a successful NDA approval.

     We have been granted the exclusive right to sell, manufacture, and distribute Chrysalin outside the United States under our license agreement, although our current primary research and development focus has centered on satisfying FDA requirements for a successful NDA in the United States. Outside the United States, our ability to market a product candidate is contingent upon receiving marketing authorization from the appropriate regulatory authorities in each country in which we plan to distribute our potential products. Each foreign country has its own regulations regarding authorization to market new drugs within the country. We are currently most interested in future marketing in developed countries in Asia and the European Community. At present, marketing authorization is centralized at the national level in these foreign countries and the European Community currently uses procedures granting “mutual recognition” of marketing authority if a product has already satisfied safety, quality and efficacy standards in another member country of the European Community. The European Community is refining its drug authorization procedures on a regular basis. These foreign regulatory approval processes require similar time, effort and resources, and involve all of the risks associated with FDA clearance discussed above.

Competition

     The biopharmaceutical industry is characterized by intense competition and confidentiality. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals that compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and patients, which may affect our ability to complete our research studies.

     We believe that current competing technologies in tissue regeneration have focused on three primary areas:

•	Single recombinant growth factor proteins. These proteins are naturally produced by the body to repair and regenerate injured or damaged tissue. The proteins are grown in laboratories and then extracted from host cells and processed for distribution to the patient. Examples of these include platelet derived growth factor and bone morphogenetic growth factor proteins. Bone morphogenetic proteins induce bone formation.

•	Osteoconductive matrices. Osteoconductive matrices are a variety of substances that function as a replacement for the damaged tissue, serving as a scaffold that allows the cells to fill the gaps in the damaged tissue. Because these matrices do not stimulate growth of new tissue, they rely on the body’s natural healing process to graft the matrices to the damaged tissue area.

•	Cell-based therapeutics. Cell-based therapeutics involves the extraction of cells from a patient, growing the cells in a lab and then reintroducing the resultant cells back into the patient. Research in this area is particularly intensive in the search for universal donor materials, which would eliminate the need to customize the therapy to each patient. Scientists have been exploring stem cells as possible sources of universal donor sources.

     We believe that Chrysalin has a competitive advantage over these therapies in safety, efficacy and cost. Chrysalin’s mode of operation resembles that of growth factors. Instead of impacting a single cell pathway, Chrysalin stimulates a cascade of growth factors to be released by the body in the proper combination, amounts and timing.

     Fracture Repair

     As the concept of treatment of fracture repair, spine fusion and cartilage defect repair through biotechnology and biopharmaceuticals gains momentum, we anticipate seeing more companies develop new potentially competitive products in all of these areas. For example, Pfizer received IND authorization to begin a Phase 1/2 human clinical trial for a potential product to accelerate fracture healing in 2004. While this potential product is being evaluated in a different fracture site than the distal radius fracture, it has been targeted to try to achieve a similar outcome. However, we are not aware of any other competitor who has a potential drug product that has received authorization in the United States to begin a human clinical trial for this indication.

     Spine Fusion

     We believe the leading alternative technology to autograft for spinal fusion is bone morphogenetic proteins (“BMPs”), genetically engineered versions of human proteins that form new bone. Medtronic Sofamor Danek currently markets RhBMP-2 for spine fusion with approximately $300 million in annual sales. Wyeth/Genetics Institute, which licensed RhBMP-2 to Medtronic, has also received FDA approval to market RhBMP-2 for long bone fractures and has licensed that product to Medtronic as well. In addition, Stryker has a BMP called OP-1 (RhBMP-7), which has received limited approval for fracture nonunion treatment and is currently in human clinical trials for a spine fusion indication. These two BMP’s are the only alternatives to autograft for spine fusion that we are aware of, with RhBMP-2 the only one that has been approved for use by the FDA. The growth, extraction and other processes required to produce sufficiently stable BMPs for distribution and use are very expensive. Consequently, the current cost of BMP is approximately $5,000 per dose and often multiple doses are needed for a therapy. In contrast, we plan to market Chrysalin for spine fusion, if regulatory approval ultimately is obtained, at a substantially lower cost.

     Dermal Wound Healing

     The predominant therapy for diabetic foot ulcers is sanitation of the wound and non-use of the foot. There is only one drug product on the market today for the healing of diabetic ulcers and we believe it is currently a secondary treatment choice. Regranex, marketed by Johnson & Johnson, is a gel containing platelet derived growth factor. Like Chrysalin, Regranex stimulates new tissue growth, but Regranex requires high patient compliance in a regimen that requires daily topical use of the product with removal in 12 hours. We believe Chrysalin will not require removal by the patient, thus easing patient use of the product. In addition, CBI’s small sampling Phase 1/2 clinical trial of 2001 showed equivalent or better wound healing rates than Regranex. Currently, we are unaware of any other company that has a drug in human clinical trials for this indication.

     Cardiovascular Repair

     Current treatment of coronary artery disease is usually either through a pharmaceutical regimen that slows deposit buildup on the artery walls or surgical procedures that dilate or bypass deposits and increase blood flow through the heart. Chrysalin is part of a new group of treatments promoting therapeutic angiogenesis that involves growing new blood vessels to oxygen-deprived tissues. No therapeutic angiogenesis treatment has yet been approved by the FDA for marketing. We believe other companies have treatments for coronary artery disease currently in the pre-clinical animal testing phase.

     Dental Bone Repair

     There is currently no competitive product on the market in the United States that can accelerate the healing of bone in oral maxillo-facial reconstruction. Numerous bone graft substitutes are currently available from several companies, but none of them incorporate a bioactive component for this indication.

The current standard therapy in this field is to surgically insert the bone graft substitute and wait for the body to naturally grow more bone at whatever rate the patient’s body responds.

     Cartilage Repair and Ligament and Tendon Repair

     In the field of cartilage repair, our potential Chrysalin product is currently in pre-clinical animal studies. There are currently no FDA approved drug products specifically indicated for the treatment of cartilage defect repair. Carticel, a product from Genzyme, is a tissue repair product, has been approved for general use, and is being used for this indication. However, the use of Carticel requires cells to be removed from the patient’s healthy cartilage, then cells are grown in the lab and implanted back into the patient. This type of cellular based therapy requires some lead time before the patient receives his implant, has shown only modest success and is very expensive. Technical as well as political hurdles have hindered stem cell research in this area. Currently, we are unaware of any other bioactive drug products that have been approved by the FDA for tendon or ligament repair.

Discontinued or Divested Products

     Bone Growth Stimulation Devices Business

     With the divestiture of our bone growth stimulation devices business in November 2003, we sold all of our bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic® and our fracture fixation devices, OrthoFrame® and OrthoFrame/Mayo. This business comprised all of our revenue producing operations. Spinalogic and OrthoFrame are federally registered trademarks that we sold with this business to the buyer, dj Orthopedics, LLC. Our financial results reflect sales and income of bone growth stimulation devices as discontinued operations through November of 2003. We have reflected additional gains recognized on the sale during fiscal year 2004 in discontinued operations.

     Continuous Passive Motion

     In July 2001 we sold our continuous passive motion (“CPM”) business. CPM devices provide controlled, continuous movement to joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following orthopedic trauma or surgery. The products are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications. Our financial results reflect sales of the CPM devices through July 11, 2001. In 2004, we have continued to recognize the income from the required payments based on a legal settlement for the contingent payment due from the sale.

     Ancillary Orthopedic Products

     Along with the July 2001 sale of our CPM business, we sold our ancillary orthopedic product lines of bracing, electrotherapy, cryotherapy and dynamic splinting products. The bracing line included post-operative, custom and pre-sized functional and osteoarthritis models. Postoperative braces are used in the early phases of post-surgical rehabilitation, while functional braces are applied as the patient returns to work or sports activities. Cryotherapy is used to cool the operative or injured site in order to prevent pain and swelling. The electrotherapy line consisted of TENS, NMES, high volt pulsed current, interferential and biofeedback units.

     Hyalgan (sodium hyaluronate)

     We began selling Hyalgan to orthopedic surgeons in July 1997 under a Co-Promotion Agreement with Sanofi Syntholabs, Inc. (“Sanofi”). In October 2000, Sanofi and OrthoLogic announced that both parties had mutually agreed to terminate this agreement. In connection with the early termination, we received an up-front cash payment, financial incentives to complete the transition of the business through December 2000 and continuing royalties through 2002.

Marketing and Sales

     Upon the acquisition of CBI in August 2004, we are focused on the research and development of Chrysalin, which is not yet available for sale and which we do not expect to be available for sale for some time into the future. Thus, we currently have no marketing or sales staff. External consultants and members of our research and development staff provide some technical marketing support relating to the development of, and market need for, new potential products and additional therapeutic applications of products already under research.

Research and Development

     Our research and clinical affairs department consists of approximately 26 employees who are assisted by consultants from the academic and medical practitioner fields. Our research and clinical affairs staff employees have extensive experience in the areas of biomaterials, bioengineering, animal modeling, cellular and molecular biology, clinical trial design and data management. Our clinical affairs department designs, initiates investigative sites for, monitors and manages the data on the clinical trials for the Chrysalin Product Platform. Currently, our staff is focused predominantly on our Phase 3 clinical trial for Chrysalin for fracture repair, our Phase 2b dose-ranging trial for fracture repair, and pursuing further pre-clinical studies in our other Chrysalin indications. The staff also supports and monitors outsourced research projects at academic and commercial institutions, where approximately two-thirds of our research is performed.

     Fracture Repair

     Our fracture repair studies currently underway focus on isolating and identifying the exact functions of Chrysalin in acceleration of fracture repair and what genes are stimulated by the injection of the Chrysalin peptide. We are also conducting exploratory studies in bone defect repairs and distraction osteogenesis, the medical procedure of slowly moving apart two bone segments in a way that allows new bone tissue to grow to fill the gap. Our analysis of the effect of Chrysalin at the genetic level is performed using gene array and quantitative PCR technology, with this work performed both in house at OrthoLogic and in collaboration with academic institutions. Segmental defect, distraction osteogenesis and non-union experiments are performed by collaborators at academic institutions. Pre-clinical segmental defect studies are meant to mimic reconstructive surgical procedures. These studies provide information on advanced formulations of Chrysalin and potential new clinical indications to investigate. Distraction osteogenesis is a technique that is used to replace lost segments of bone due to severe injury or to correct congenital deformity. Pre-clinical studies on non-union fractures address the effects of Chrysalin to heal fractures that do not heal in the normal expected time. Positive results in these studies may provide additional clinical indications for Chrysalin.

     Spine Fusion

     Our clinical studies on spine fusion address questions of formulation and efficacy when the Chrysalin peptide is used in conjunction with allograft bone in spine fusion surgeries. Additional pre-clinical studies have been performed using different delivery mechanisms then we employed in our Phase 1/2 human clinical trial. We are evaluating a plan to conduct pre-clinical studies evaluating Chrysalin for interbody spinal fusion. Should we decide to pursue these studies, and based on this pre-clinical data, we plan to seek FDA authorization to begin a human clinical trial evaluating Chrysalin for interbody spinal fusion. Additional pre-clinical studies are under way to determine to best potential delivery method for this indication. These studies are performed by collaborators at academic institutions with the experimental study design provided by OrthoLogic scientists.

     Cartilage Defect and Repair; Tendon and Ligament Repair

     All our pre-clinical cartilage repair studies are performed at academic institutions. The goal of these studies is to understand the way Chrysalin works to stimulate cartilage defect repair as well as to address formulation questions. Pre-clinical ligament and tendon repair studies have begun and are being conducted in collaboration with academic institutions.

     Chrysalis Milestone Payments

     A portion of our research and development expense recognized prior to the acquisition of CBI on August 5, 2004, is for milestone payments under our previous license agreement. The acquisition of CBI gave ownership of the license to us. In March 2002, we made a $500,000 milestone payment to Chrysalis for receiving authorization from the FDA to begin a Phase 1/2 trial for spinal fusion. In early 2003, we made a milestone pre-payment of $250,000 required for a potential IND using Chrysalin for a cartilage defect repair indication.

     Our expenditures on all of our research and development programs (inclusive of the Chrysalis milestone payments), totaled $17.1 million, $9.0 million and $3.5 million in the years ended December 31, 2004, 2003 and 2002, respectively. We expensed in-process research and development and acquisition costs of $25.8 million for the acquisition of CBI in 2004.

     For more information about the status of our clinical trials, see “Chrysalin Product Platform” above in this Item 1.

Manufacturing

     Currently third parties certified under Good Manufacturing Practices manufacture Chrysalin for us in limited amounts because Chrysalin is currently still in clinical trial phases and is not sold to the public. We use a primary manufacturer for the Chrysalin peptide used in our human clinical trials, but have secondary manufacturers available as needed. We are evaluating other manufacturers to develop Chrysalin in additional formulations. The current research work is focused on Chrysalin in a gel formulation and in time released microspheres .

Patents, Licenses and Proprietary Rights

     As part of our purchase of CBI on August 5, 2004, the license agreements between CBI and OrthoLogic for the development, use, and marketing of the therapeutic products within the Chrysalin Product Platform were replaced by a direct license agreement between OrthoLogic and the University of Texas. Under this direct license, OrthoLogic expanded its current license for Chrysalin from a license for only orthopedic indications to a license for any and all indications. In return, OrthoLogic must pay the University of Texas continuing royalties, sublicense fees and various other fees in connection with filing and maintaining Chrysalin-related patents. The license agreement will expire upon the expiration of all licensed patents, and is not subject to termination by the University of Texas, except for fraud by OrthoLogic or a payment default following assignment of the license by OrthoLogic. Chrysalin has been patented in the United States and in some other countries for a number of methods of use, including cardiovascular and chronic wounds in addition to orthopedic indications. The patents for hard and soft tissue repair expire between 2011 and 2024.

     Chrysalin and OrthoLogic are both registered United States domestic trademarks of OrthoLogic Corp.

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

Employees

     As of December 31, 2004, we had 44 employees in our operations, including 26 employees in research and development, 12 in administration and six in facilities and maintenance for our building. Our employee base reflects the increase from the acquisition of CBI in 2004. As a pure research and development business, we believe that the success of our business will depend, in part, on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants. We face competition from private companies and public institutions for qualified research personnel. None of our employees are represented by a union and we consider our relationship with our employees to be good. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks of our Business.”

Item 2. Properties

     We lease facilities in Tempe, Arizona and Galveston, Texas. The Tempe facility is an approximately 100,000 square foot facility designed and constructed for industrial purposes and is located in an industrial district. It is the same facility we leased prior to our November 2003 divestiture of our bone growth stimulation device business. Following the divestiture, we occupy approximately 20% of the building capacity. We currently have subleased some portions of the building to other companies. We believe the facility is well-maintained and adequate for use in the foreseeable future. We are marketing the building to sublease the portions not utilized by our employees. Our Galveston location is a sublease for approximately 4,400 square feet of office and lab space. The table below sets forth certain information about our Galveston lease and our Tempe facility.

	Approx.
Location	Square Feet		Lease Expires	Description	Principal Activity
Tempe AZ	100,000	(1)	11/07	2-story, in an	Assembly,
				industrial park	Administration

Galveston, TX	4,400		3/06	Commercial building	Administration
				downtown	and lab space

(1)	Approximately 44% of the facility is subleased to third parties through March 2005 and 18% is subleased through May of 2005.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our common stock commenced trading on the NASDAQ National Market on January 28, 1993 under the symbol “OLGC.” The bid price information set forth in the table below is derived from the NASDAQ Monthly Statistical Report, represents quotations by dealers, may not reflect applicable markups, markdowns or commissions and does not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$8.70	$6.65	$4.05	$3.28
Second Quarter	$8.96	$7.24	$4.53	$3.30
Third Quarter	$8.43	$6.41	$6.07	$4.63
Fourth Quarter	$7.19	$5.30	$7.85	$5.45

     As of February 9, 2005, 38,011,642 shares of our common stock were outstanding and held by approximately 1,145 stockholders of record.

     Dividends. We have never paid a cash dividend on our common stock. Our Board of Directors currently anticipates that all of our earnings, if any, will be retained for use in our business and does not intend to pay any cash dividends on our common stock in the foreseeable future.

     Recent Sales of Unregistered Securities.

     None.

     Issuer Purchases of Equity Securities.

     None.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

     The selected financial data for each of the five years in the period ended December 31, 2004, is derived from our audited financial statements. The selected financial data should be read in conjunction with the financial statements, related notes to the financial statements and other financial information appearing elsewhere in this annual report on Form 10-K and particularly the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We sold our CPM business unit on July 11, 2001, and our bone growth stimulation device business on November 26, 2003. On August 5, 2004, we purchased substantially all the assets and the intellectual property of CBI. The financial data as presented below reflects the gain on the sale of the bone growth stimulation device business and its results of operations prior to the sale as discontinued operations.

STATEMENTS OF OPERATIONS DATA
(A Development Stage Company)
(in thousands, except per share amounts)

	Years Ended December 31,
	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)

Total net revenues	$—	$—	$2,230	$31,879	$69,570

Total cost of revenues	—	—	—	5,811	14,103

Operating expenses
Selling, general and administrative	3,306	4,331	4,576	29,274	55,872
Research and development	17,116	9,008	3,488	3,460	4,112
Legal settlement	—	—	—	—	4,499
Write-off of goodwill	—	—	—	—	23,348
Net gain from discontinuation of co-promotion agreement	—	—	—	—	(844)
CPM divestiture and related gains	(347)	(743)	(1,047)	14,327	—
CBI in process research and development	25,840

Total operating expenses	45,915	12,596	7,017	47,061	86,987
Interest income, net	1,464	568	706	682	451

Loss from continuing operations before taxes	(44,451)	(12,028)	(4,081)	(20,311)	(31,069)
Income taxes (benefit)	(642)	(4,414)	(1,571)	(2,778)	42

Net loss from continuing operations	(43,809)	(7,614)	(2,510)	(17,533)	(31,111)

Net gain on the sale of the Bone
Device Business, net of taxes ($363), $5,205, $0, $0, $0, respectively	2,048	72,692	—	—	—
Income (loss) from the operations of the Bone Device Business net of taxes $0, $4,414, $1,577, $2,790, ($54), respectively	0	7,358	8,119	4,438	(79)

Net income (loss) from discontinued operations	2,048	80,050	8,119	4,438	(79)

NET INCOME (LOSS)	$(41,761)	$72,436	$5,609	$(13,095)	$(31,190)

Per Share Information:
Net loss from continuing operations
Basic	$(1.22)	$(0.23)	$(0.08)	$(0.56)	$(1.04)

Diluted	$(1.22)	$(0.23)	$(0.08)	$(0.56)	$(1.04)

Net income (loss) from discontinued operations
Basic	$0.06	$2.43	$0.25	$0.14	$(0.00)

Diluted	$0.06	$2.38	$0.24	$0.14	$(0.00)

Net income (loss) Basic	$(1.16)	$2.20	$0.17	$(0.42)	$(1.04)

Diluted	$(1.16)	$2.16	$0.17	$(0.42)	$(1.04)

Basic shares outstanding	35,899	32,970	32,642	31,464	29,855
Equivalent shares	0	613	731	—	—

Diluted shares outstanding	35,899	33,583	33,373	31,464	29,855

1.	On August 5, 2004, we completed the acquisition of CBI. OrthoLogic expensed in-process research and development and acquisition costs of $25.8 million.

Total operating expenses in 2004 were reduced by $347,000 as a result of settlement payments received against the contingent payment due from the buyer of the CPM business.

A net gain of $2.0 million was recognized on the sale of the Bone Device Business (defined below) primarily due to a decrease in the risk related to the potential exposure of the representations and warranties provided in the governing asset purchase agreement.

2.	On November 26, 2003, we completed the sale of all the assets and related liabilities of our bone growth stimulation device business (which we also call our “Bone Device Business”). The Bone Device Business comprised all our revenue generating operations. Our financial statements for the year ended December 31, 2003 include the results of operations prior to the divestiture and the related gain on the sale as discontinued operations.

Total operating expenses in 2003 were reduced by $743,000 as a result of settlement payments received against the contingent payment due from the buyer of the CPM business and additional collections of the accounts receivable balances which are fully reserved.

3.	Total operating expenses in 2002 were reduced by $1.0 million as a result of better than anticipated collection of CPM accounts receivable than had been originally estimated when the CPM business was sold in July 2001. Also, during 2002 we paid a $500,000 milestone payment to Chrysalis that was recorded as a research and development expense.

4.	The net loss in 2001 includes $14.3 million of CPM divestiture and related charges, and a $1.0 million payment to Chrysalis recorded as research and development expense for a license extension for Chrysalin.

5.	The net loss in 2000 includes charges of $4.5 million for the class action legal settlement and other legal settlements; $27.8 million of additional expenses related to the CPM business composed of the write-off of impaired goodwill, adjustments to accounts receivable, and other legal settlements; and $2.0 million of research and development expense paid to CBI to obtain additional Chrysalin rights. Also, during 2000 we recorded an $844,000 net gain from the discontinuation of the Co-Promotion Agreement for Hyalgan.

BALANCE SHEET DATA
(in thousands)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Working capital	$88,955	$112,775	$39,585	$40,039	$43,056

Total assets	115,184	130,106	53,420	49,442	65,035

Long term liabilities, less current maturities	137	280	352	287	88

Stockholders’ equity	110,930	123,975	48,233	41,896	51,910

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction, based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a NDA for a product based on Chrysalin, if either such trigger occurs within five years of the August 2004 closing. The largest portion of the purchase price was expensed as In-process Research and Development of $25.8 million. The remainder of the purchase price was allocated to trademarks totaling $2.1 million, liabilities of $140,000 and other assets of $29,000. If a timely triggering event occurs, the additional $7.0 million will be allocated in the same manner as the initial purchase price.

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

     As of December 31, 2004, we had cash and cash equivalents of $40.4 million, short-term investments of $51.6 million and long-term investments of $11.6 million. We will be relying on these resources to fund the continued development, testing and commercialization of our Chrysalin Product Platform.

     Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair in bone and cartilage. Between the research conducted by CBI prior to our acquisition of its assets and OrthoLogic’s ongoing research, Chrysalin has been studied for use in seven different indications: 1) fracture repair, 2) dermal wound healing, 3) spine fusion, 4) cartilage defect repair, 5) cardiovascular repair, 6) dental bone repair and 7) ligament and tendon repair. To date, we have already initiated clinical trials for three potential Chrysalin products — the first for acceleration of fracture repair, a second for dermal wound healing and a third for spine fusion. We are also conducting advanced pre-clinical testing for cartilage defect repair, with early pre-clinical tests ongoing for cardiovascular repair, dental bone repair, ligament and tendon repair. For more information about the clinical history and research status for each indication, see “Item 1 — Business — Chrysalin Product Platform” and “Item 1 — Business — Research and Development” earlier in this report.

     We began operating as a development stage company upon the acquisition of CBI effective August 5, 2004. Subsequently, all of our collective efforts are focused on research and development of the Chrysalin Product Platform, with the goal of commercializing our products. Excluding the initial 1998 equity investment of $750,000 and the 2004 purchase price for the assets of CBI, we have spent approximately $39.3 million in total research and development efforts on the Chrysalin Product Platform to date. We have incurred $17.1 million, $9.0 million, and $3.5 million on the Chrysalin research efforts during fiscal years 2004, 2003 and 2002, respectively.

     The process to obtain FDA approval to market a new drug is long and expensive, requiring FDA permission to proceed from one step to the next. For a detailed description of the drug development approval process, see “Item 1 — Business — New Drug Development Process” earlier in this report. The FDA approval process culminates in the FDA’s acceptance of a new drug application, after which the new drug may be marketed to the public. Because the drug approval process is a long, multi-step procedure and a company’s progress through the process depends highly on the findings of the studies conducted at each step, it is not possible to predict an anticipated NDA filing date or ultimate commercialization date with any confidence until quite far along in the process. Consequently, the only indication for which we have predicted an estimated NDA filing is for our acceleration of fracture repair indication. Should our current Phase 3 and Phase 2b studies for this indication be completed on schedule and if the data from our studies is positive, we intend to submit a NDA for the acceleration of fracture repair to the FDA before the end of 2006.

     It is our current plan to finance the research and development costs for all indications with available cash and investments. For more information about our funding and research expenditures, see “Liquidity and Capital Resources” below in this section of the report. Again, because of the unpredictability of the timing and path a research project takes to reach the NDA phase, we cannot provide estimates for the cost for any indication to reach the NDA phase until the research is quite advanced. For our acceleration of fracture repair indication, we expect to spend approximately $41.6 million to complete our current Phase 3 clinical trial, our Phase 2b trial and prepare our NDA filing if the data from the trials is promising. The actual funds needed may change substantially based on the results of the studies, questions from the FDA that require us to do other studies, changes in regulations and a number of other factors that are out of our control. On an aggregate basis for 2005 for all indications, we expect to increase our research and development expenses from our 2004 total of $17.1 million to approximately $32.0 million.

Critical Accounting Policies and Estimates

     Use of estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an on-going basis we evaluate these estimates, including those related to purchase price allocations, discontinued operations, representations and warranties, income taxes, contingencies and litigation, accrued clinical, and excess space reserve. Management bases its estimates on historical experience and various other assumptions and believes its estimates are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Under different assumptions and conditions, actual results may differ from these estimates.

     Income Taxes: SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset. We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance of approximately $13.9 million at December 31, 2004. The valuation allowance includes approximately $5.7 million for net operating loss carry forwards that relate to stock option compensation expense for income tax reporting purposes. Any utilization of these net operating loss carry forwards would be recorded as an increase to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $1.1 million at December 31, 2004 will be realized as it relates to alternative minimum tax credits that do not expire. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

     We have accumulated approximately $37.8 million in federal and $25.8 million in state net operating loss carryforwards (“NOLs”) and approximately $3.0 million of general business and alternative minimum tax credit carryforwards. Additional NOLs became associated with OrthoLogic as a result of the CBI transaction in 2004. The CBI related attributes are subject to substantial limitations. Due to these limitations, the additional NOLs are not included herein. The federal and state NOLs expire from 2007 to 2024, if we have no earnings against which to apply them before their expiration.

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

     Liability for Representations and Warranties Made in Conjunction with the Sale of the Bone Device Business: Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” indemnifications, representations and warranties issued in conjunction with the sale of a business are required to be valued and recorded in the financial statements. We made certain representations and warranties in conjunction with the sale of the Bone Device Business and determined the discounted fair value to be approximately $1.9 million at the time of closing the sale. We received updated information during the third quarter of 2004 that eliminated most of the potential exposure of the representations and warranties in the Asset Purchase Agreement pursuant to which the Bone Device business was sold, substantiating a decrease in the reserve of approximately $1.7 million, leaving a net reserve of approximately $233,000. This decrease in the reserve resulted in an additional $1.7 million gain to be recognized on the sale of the Bone Device Business. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow.

     Excess Space Reserve: We lease a facility in Tempe, Arizona. This approximately 100,000 square foot facility is designed and constructed for industrial purposes and is located in an industrial district. We have subleased approximately 13,500 square feet of the building to a third party through May 2005 and another 18,900 through March 2005. We believe the facility is well-maintained and adequate for use in the foreseeable future. We believe the remainder of the facility that we are using is suitable for our purposes and is effectively utilized. While we believe the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a different lessee will assume the remaining lease obligation. We have established a reserve balance of $560,000, net of a discount of $41,000 for the period the available sublease space is anticipated to be vacant. In the opinion of management, the reserve balance is adequate to allow for time necessary to acquire an additional tenant for the building.

     Accrued Clinical: Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $1.2 million accrued for services that have already been provided to the patients as of December 31, 2004. We have an additional commitment of $421,000 to the clinical sites for the completion of the trials.

Results of Operations Comparing Year Ended December 31, 2004 to 2003

     Overview: We are developing the Chrysalin-based product candidates in parallel. The fracture repair product candidate is the most advanced in the development process. We are currently completing the enrollment of patients in a Phase 3 human clinical trial for acceleration of fracture repair and have begun enrolling patients in a Phase 2b dose-ranging human clinical trial for this same indication. Should these studies be completed, and based on the results of this data being positive, we intend to submit a NDA for the acceleration of fresh fracture repair to the FDA before the end of 2006. Our current timeline for potential product development anticipates the commercialization of this product candidate in the 2007-2008 timeframe. This would be the first period in which we expect to begin to receive cash flows resulting from our research and development efforts. We have also been granted the exclusive right to sell, manufacture, and distribute Chrysalin outside the United States under our license agreement, although our current primary research and development focus has centered on satisfying FDA requirements for a successful NDA in the United States.

     On August 5, 2004, we completed the acquisition of CBI, including its exclusive worldwide license for Chrysalin for all medical indications for $2.5 million in cash and $25.0 million in OrthoLogic common stock. We must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of the August 2004 closing. The largest portion of the purchase price was expensed in 2004 as In-process Research and Development of $25.8 million.

     On November 26, 2003, we completed the sale of our Bone Device Business. During 2003, the Bone Device Business was the only revenue producing product line represented in the financial statements.

     Revenues, Cost of Revenues and Gross profits: We had no costs of revenues, cost of goods sold or gross profit for continuing operations in 2004 or 2003. The Bone Device Business revenue is included as discontinued operations and is presented reflecting only the net income under the line item “Income from Operations of Bone Device Business net of taxes.”

     Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses related to our ongoing development operations decreased by 24% from $4.3 million in 2003 to $3.3 million in 2004. Our administrative expenses in 2003 were higher as a result of providing services to a larger organization, compared to the pure research and development company that exists today. We expect our SG&A expense to increase in 2005 as a result of the expense of operations at our Galveston location.

     Research and Development Expenses: Research and development expenses were $17.1 million in 2004 compared to $9.0 million in 2003. Our research and development expenses rose significantly in 2004 resulting primarily from the increase the number of patients in our Phase 3 human clinical trial and commencement of enrollment of our Phase 2b dose-ranging trial for fracture repair and investment in research for new indications acquired with the purchase of CBI. Although we have not historically allocated our research and development expenses by indications and even though we have no data about CBI’s historical expense allocations, we believe our fracture repair indication receives the largest portion of our research and development funds because of its relative advanced stage in the research process, followed by our spine repair indication. Our research emphasis is always subject to change based on the results of our studies and market forces, but we currently expect to continue to expand these programs. In 2005, we expect our research and development expenses to increase from the 2004 total of $17.1 million to approximately $32.0 million.

     CPM Divestiture and Change in Estimated Collectibility of CPM Receivables: In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We received $12.0 million in cash, with OrthoRehab, Inc. assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that we had recorded in our financial statements at a carrying value of approximately $20.7 million. We recorded a $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Under the CPM Asset Purchase Agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc.

     We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. We received cash payments of $347,000 during fiscal year 2004. Due to the uncertainty of future payments, income on the settlement is being recorded as cash is received. (Note 15)

     Interest Income, Net: Interest Income, net increased from $568,000 in 2003 to $1.5 million in 2004, primarily as a result of the cash received from the sale of Bone Device Business in November 2003.

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

     Of the $93.0 million we received in the sale, $7.5 million was placed in an escrow account. The funds were divided into two accounts: $7.0 million from which dj Orthopedics is eligible for indemnity and breach of contract claims, if any, may be paid and $500,000 from which a portion of the agreed upon incentive stay bonuses was paid by dj Orthopedics to former OrthoLogic executives on November 26, 2004, the first anniversary of the closing. The remaining funds in the $7.0 million escrow account, in excess of the amount of any pending claims, will be released to us on the second anniversary of the closing. The amount included in escrow receivable, at the end of 2004 and 2003 is net of $233,000 and $1.9 million reserve related to the fair value of the guarantees and indemnifications, respectively. The decrease in the reserve of approximately $1.7 million was recognized as a gain on the sale of the Bone Device Business in 2004.

     The transaction was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and employees who were retained had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever is earlier.

     The sale of the Bone Device Business is accounted for as discontinued operations. The gain on the sale and the income from the divested business, and related tax effects are summarized as discontinued operations on the statement of operations. Included in the discontinued operations is the net gain on the sale of the Bone Device Business of $72.7 million, and the net income from the Bone Device Business of $7.4 million resulting from the 11 months of operations through November of 2003, both of which are net of taxes.

     The accompanying 2004 statement of operations includes a gain of approximately $1.7 million related to the decrease in the fair value of the guarantees and indemnifications related to the Bone Device Business sale that was initially recorded as a reduction to the escrow receivable in 2003. A net tax benefit of $363,000 was also recorded on the sale during 2004.

     The accompanying 2003 statement of operations includes a pretax charge of approximately $5.1 million for costs related to the sale in the “Net gain on the sale of the Bone Device Business” and is comprised of approximately $200,000 for costs associated with the employees hired in relation to the sale, related benefits, and the fair value of the guarantees and indemnifications for the sale of $1.9 million that was recorded as a reduction to the escrow receivable. Additional costs incurred with the sale were for the legal and accounting fees, the fairness opinions and various other exit fees totaling $3.0 million.

     Net Income (Loss): We incurred a net loss in 2004 of $41.8 million compared to net income of $72.4 million in 2003. The net loss in 2004 is primarily related to the increased spending on our research and development programs totaling $17.1 million, the $25.8 million expense for in-process research and development for the acquisition of CBI offset by the gain on the sale of the Bone Device Business of $2.0 million. The net income in 2003 is comprised primarily of the net gain on the sale of the Bone Device Business of $72.7 million, the income of $7.4 million from the discontinued operations of the Bone Device Business offset by the loss resulting from the continuing operations of $7.6 million.

Results of Operations Comparing Year Ended December 31, 2003 to 2002

     Overview: On November 26, 2003, we completed the sale of our Bone Device Business. During 2003, the Bone Device Business was the only revenue producing product line represented in the financial statements.

     Revenues, Cost of Revenues and Gross profits: We had no costs of revenues, cost of goods sold or gross profit for continuing operations in 2003 or 2002. The Bone Device Business revenue is included as discontinued operations and is presented reflecting only the net income under the line item “Income from Operations of Bone Device Business net of taxes.” Hyalgan royalty revenue was $2.2 million in 2002. There were no additional royalties due to us beyond December of 2002. The Hyalgan royalties did not have any associated cost of sales.

     Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses related to our ongoing development operations decreased by 5.4% from $4.6 million in 2002 to $4.3 million in 2003. SG&A expenses increased slightly in 2003 due to $545,000 of non-recurring compensation expenses related to the sale of the Bone Device Business.

     Research and Development Expenses: Research and development expenses were $3.5 million in 2002 compared to $9.0 million in 2003. In early 2003, we made a $250,000 milestone pre-payment to Chrysalis that would have been due upon filing an investigational new drug application for a cartilage defect repair indication. The research and development expense for the year ended December 31, 2003 includes approximately $366,000 in compensation expense as a result of the acceleration of the vesting of stock options that will not be a recurring cost in future periods. In 2002, we paid a milestone payment of $500,000 to Chrysalis for receiving clearance from the FDA to begin a Phase 1/2 clinical trial for spinal fusion. During 2003, research and development expenses consisted primarily of Chrysalin related expenses, which include pre-clinical studies in cartilage defect repair, continuation of the Phase 1/2 human clinical trial under an IND for spinal fusion and the Phase 3 human clinical trial for an IND for fracture repair. With the expansion of these research and development programs, our related expenses in 2003 increased significantly.

     CPM Divestiture and Change in Estimated Collectibility of CPM Receivables: In July 2001, we announced the sale of our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We received $12.0 million in cash, with OrthoRehab, Inc. assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that we had recorded in our financial statements at a carrying value of approximately $20.7 million. We recorded a $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Under the CPM Asset Purchase

Agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc.

     We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. We received cash payments of $583,000 during fiscal year 2003. Due to the uncertainty of future payments, income on the settlement is being recorded as cash is received. (Note 15)

     During 2003 and 2002, collection of the receivables remaining from the divested CPM business was better than anticipated. Based on the improved collection trends, we revised our estimates and increased the estimated total collection of the retained CPM accounts receivable by $160,000 and $1.0 million during fiscal years 2003 and 2002, respectively. The combination of settlement payments and the additional collection of the divested receivables is included in the “CPM divestiture and related gains” line item in the statement of operations.

     Interest Income, Net: Interest Income, net decreased from $706,000 in 2002 to $568,000 in 2003 primarily as a result of interest rates being lower during 2003.

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

     Of the $93.0 million we received in the sale, $7.5 million was placed in an escrow account. The funds were divided into two accounts: $7.0 million from which dj Orthopedics is eligible for indemnity and breach of contract claims, if any, may be paid and $500,000 from which a portion of the agreed upon incentive stay bonuses was paid by dj Orthopedics to former OrthoLogic executives on November 26, 2004, the first anniversary of the closing. The remaining funds in the $7.0 million escrow account, in excess of the amount of any pending claims, will be released to us on the second anniversary of the closing. The amount included in escrow receivable at the end of 2003 is net of $1.9 million reserve related to the fair value of the guarantees and indemnifications.

     The transaction was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and employees who were retained had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever is earlier.

     The sale of the Bone Device Business is accounted for as discontinued operations. The gain on the sale and the income from the divested business, and related tax effects are summarized as discontinued operations on the statement of operations. Included in the discontinued operations is the net gain on the sale of the Bone Device Business of $72.7 million, and the net income from the Bone Device Business of $7.4 million resulting from the 11 months of operations through November of 2003, both of which are net of taxes.

     The accompanying 2003 statement of operations includes a pretax charge of approximately $5.1 million for costs related to the sale in the “Net gain on the sale of the Bone Device Business” and is comprised of approximately $200,000 for costs associated with the employees hired in relation to the sale, related benefits, and the fair value of the guarantees and indemnifications for the sale of $1.9 million that was recorded as a reduction to the escrow receivable. Additional costs incurred with the sale were for the legal and accounting fees, the fairness opinions and various other exit fees totaling $3.0 million.

     Net Income (Loss): We had net income in 2003 of $72.4 million compared to net income of $5.6 million in 2002. The net income in 2003 is comprised primarily of the net gain on the sale of the Bone Device Business of $72.7 million, the income of $7.4 million from the discontinued operations of the Bone Device Business and the net loss of $7.6 million resulting from the continuing operations.

Liquidity and Capital Resources

     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have relied on our cash and investments to finance all our operations, the focus of which is research and development of our Chrysalin Product Platform. We received approximately $93.0 million in cash from the sale of our Bone Device Business. We anticipate receiving the additional $7.0 million from the escrow balance related to the sale of the business in November of 2005. In 2004, we used $3.7 million of our cash as part of the purchase price plus direct acquisition costs for the purchase of CBI. At December 31, 2004 we had cash and cash equivalents of $40.4 million, short-term investments of $51.6 million and long-term investments of $11.6 million.

     During 2004 our cash and total investments decreased by approximately $17.4 million. We spent $17.1 million in research and development during 2004, an increase of $8.1 million over the prior year. We spent $2.5 million in the cash portion of the purchase price of CBI and $1.2 million on direct acquisition costs. We received approximately $1.5 million in interest income, collected approximately $900,000 of the remaining Medicare receivables that were not sold with the Bone Device Business and spent $2.7 million on income taxes resulting from the sale of the Bone Device Business. We received $5.3 million of proceeds from the exercise of stock options due to the acceleration of the stock option plans in November of 2003 resulting from the sale of the Bone Device Business.

     With the sale of our Bone Device Business we terminated our $4.0 million accounts receivable-based line of credit. We had not utilized this line of credit. At the time of termination, we were in compliance with all financial covenants. We currently have no lines of credit.

     We do not expect to make significant capital investments in 2005 but anticipate additional research and development expenditures related to the current clinical trials for Chrysalin in fracture repair and further pre-clinical studies for the other indications. In 2005, we expect to complete enrollment of our Phase 3 human clinical trials fracture repair, to continue enrollment in the Phase 2b dose-ranging human clinical trial for fracture repair, and to initiate several pre-clinical studies for the other indications. We expect our research and development expenses to increase from $17.1 million to approximately $32.0 during 2005. We anticipate that our cash and short-term investments will be sufficient to meet our presently projected cash and working capital requirements for the next two years. Within two years, we may need to identify other resources of capital to continue our research programs. However, the timing and amounts of cash used will depend on many factors, including our ability to continue to control our expenditures related to our current research and development programs. If we decide to expand our clinical trials or if we consider other opportunities in the market, our expense levels may change, which could require us to seek other sources of capital.

     We believe our fracture repair indication studies currently make up the largest portion of our research and development expenses. We have estimated we will spend approximately $41.6 million more to complete our current Phase 3 clinical trial, our Phase 2b trial and, with successful patient enrollment and data permitting, prepare our NDA filing for our most advanced Chrysalin indication, fracture repair. If the results from the studies are not favorable or the FDA requires additional studies that delay our ability to receive an NDA acceptance, we may have to reallocate funding away from other indication research projects delaying their development or pursue other funding. If our additional funding needs exceed our available funds, we would be required to seek new sources of funds, including raising capital through the sales of securities or licensing agreements. Because research in our other indications is at an earlier phase than our fracture repair indication and the research process is long and highly unpredictable, we cannot currently estimate the cost related to or when we expect to be prepared to file an NDA on any of the other indications.

     The following table sets forth all known commitments as of December 31, 2004 and the year in which these commitments become due or are expected to be settled (in thousands):

Year	Operating leases (1) (2)	Total Liabilities (2) (3)	Total

2005	$1,033	$4,675	$5,708
2006	$1,149	—	$1,149
2007	$1,038	—	$1,038

Total	$3,220	$4,675	$7,895

(1)	A lease commitment of $3.4 million refers to our real property leases in Tempe, Arizona and Galveston, Texas. In Tempe, we occupy approximately 20% of the building. Approximately 44% of the facility is subleased through March 2005 and 18% is subleased through May of 2005.

(2)	Total liabilities include the accrued clinical expenses of $1.2 million for services that have been provided to the patients. An additional commitment of $421,000 will be due to clinical sites for the completion of the trials, assuming the patients currently enrolled complete the trial protocol, and is reflected in the total liabilities for fiscal year 2005.

(3)	We anticipate paying all our liabilities with our cash resources.

Risks

     OrthoLogic may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Annual Report on Form 10-K contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	unfavorable results of our product candidate development efforts;

•	unfavorable results of our pre-clinical or clinical testing;

•	delays in obtaining, or failure to obtain FDA approvals;

•	increased regulation by the FDA and other agencies;

•	the introduction of competitive products;

•	impairment of license, patent or other proprietary rights;

•	failure to achieve market acceptance of our products;

•	the impact of present and future collaborative agreements; and

•	failure to successfully implement our drug development strategy.

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

     We expect to incur losses for a number of years as we expand our research and development projects. There is no assurance that our current level of funds will be sufficient to support all research expenses to achieve commercialization of any of our product candidates. On November 26, 2003, we sold all of our revenue generating operations. We are now focused on developing and testing the product candidates in our Chrysalin Product Platform and have allocated most of our resources to bringing these product candidates to the market. We may invest in other orthobiologic or complementary technology in the future, but we have no current specific plans to do so at this time. We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase as we expand our research and development activities and incur significant expenses for clinical trials. Our cash reserves, including the cash received from the sale of our bone growth stimulation device business in November 2003, are the primary source of our working capital. As of the end of the 2004 fiscal year, our cash and investments were approximately $103.6 million. Based on current research and development plans, we expect our 2005 cash expenditures to be approximately $34 million, offset by an anticipated $7.0 million escrow amount payment. Assuming cash expenditures continue at approximately the same level, we expect our cash reserves to support our research and development for the next two years.

     We do not expect to receive any revenue from product sales until we receive regulatory approval and begin commercialization of our product candidates. We cannot predict when that will occur or if it will occur.

     We caution that our future cash expenditure levels are difficult to forecast because the forecast is based on assumptions about the number of research projects we pursue, the pace at which we pursue them, the quality of the data collected and the requests of the FDA to expand, narrow or conduct again clinical trials and analyze data. Changes in any of these assumptions can change significantly our estimated cash expenditure levels. However, absent any unforeseen changes to our current business plans, we intend to maintain annual expenditure levels within the $32 — $40 million range.

Our product candidates are in various stages of development and may not be successfully developed or commercialized.

     If we fail to commercialize our product candidates, we will not be able to generate revenue. We currently do not sell any products. Our product candidates are at the following stages of development:

•	Acceleration of Fracture Repair	Phase 3 human clinical trials
•	Spine Fusion	Phase 1/2 human clinical trials
•	Cartilage Defect Repair	Late stage pre-clinical trials
•	Tendon and Ligament Repair	Early stage pre-clinical trials
•	Dermal Wound Healing	Phase 1/2 human clinical trials
•	Cardiovascular Repair	Pre-clinical trials
•	Dental Bone Repair	Pre-clinical trials

     We are subject to the risk that:

•	the FDA finds some or all of our product candidates ineffective or unsafe;

•	we do not receive necessary regulatory approvals;

•	we are unable to get some or all of our product candidates to market in a timely manner;

•	we are not able to produce our product candidates in commercial quantities at reasonable costs;

•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or

•	the patients, insurance and/or physician community does not accept our products.

     In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;

•	undesirable side effects which delay or extend the trials;

•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;

•	regulatory delays or other regulatory actions;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;

•	change in the focus of our development efforts; and

•	re-evaluation of our clinical development strategy.

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

Our rights to Chrysalin are licensed from the University of Texas and if the license is invalid or unenforceable, we may lose our rights to use the Chrysalin technology, which would ultimately prevent us from commercializing and selling any Chrysalin-based products.

     Our rights to the development, use and marketing of all of our therapeutic products within the Chrysalin Product Platform were previously governed by a series of sub-licensing agreements from Chrysalis Biotechnology, Inc. Upon the closing of the August 5, 2004 acquisition, the license agreements with Chrysalis were replaced by a direct license agreement with the University of Texas, which we and Chrysalis negotiated in conjunction with the acquisition. Under this direct license, we expanded our previous license for Chrysalin from a license for only orthopedic indications to a license for any and all indications. In return, we must pay the University of Texas continuing royalties and sublicense fees for any income received under the Chrysalin license. We are currently required to pay various other fees in connection with filing and maintaining patents. The license agreement will expire upon the expiration of all licensed patents, and is not subject to termination by the University of Texas, except for fraud by us or a payment default following assignment of the license by us. If we lose our rights to Chrysalin under the license agreement, we would be unable to continue our product development programs and our business and prospects would be materially harmed.

If we cannot protect the Chrysalin patent or our intellectual property generally, our ability to develop and commercialize our products will be severely limited.

     Our success will depend in part on the University of Texas’ and our ability to maintain and enforce patent protection for Chrysalin and each product resulting from Chrysalin. Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products would then be diminished.

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

     We also rely in our business on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, we cannot assure that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could adversely affect us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies.

Some of our product candidates are in early stages of development and may never be commercialized.

     Research, development and pre-clinical testing are long, expensive and uncertain processes. Other than indications for fracture repair, spine fusion, and diabetic ulcer healing, none of our other Chrysalin product candidates has reached clinical trial testing. Our development of Chrysalin for the repair of cartilage defects, ligaments and tendons, and cardiovascular repair is currently in pre-clinical testing or the research stage. Our future success depends, in part, on our ability to complete pre-clinical development of these and other product candidates and advance them to the clinical trials.

     If we are unsuccessful in advancing our early stage product candidates into clinical testing for any reason, our business prospects will be harmed.

The loss of our key management and scientific personnel may hinder our ability to execute our business plan.

     As a small company with 40 employees, our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials. We are most highly dependent on the services of Dr. James Ryaby, our Senior Vice-President and Chief Technology Officer, whom we consider our key scientific employee. A long time employee of OrthoLogic, Dr. Ryaby oversees all of our clinical trials, is a well respected orthopedic scientist and is our primary contact with the medical community. Like all companies in our field, we face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more members of our current management team or any of our scientific personnel, could delay our business plan. The loss of Dr. Ryaby, depending on what stage of development our research is at upon Dr. Ryaby’s departure, could cause a substantial delay in implementing our business plan. Not only could the nationwide search for a similarly qualified candidate be lengthy, but also Dr. Ryaby’s replacement would need time to become familiar with our Chrysalin Product Platform. We do not maintain key man insurance on Dr. Ryaby. However, we maintain renewable one-year employment contracts with our senior management, including Dr. Ryaby. We do not believe resignation or retirement of other senior management is a current risk that would materially negatively affect our business prospects.

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

     Our stock price has varied significantly in the past (from a low of $3.28 to a high of $8.96 since January 1, 2003) and may vary in the future due to a number of factors, including:

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

     Our Chrysalin Product Platform is currently in the human testing phase for three potential products and earlier pre-clinical testing phases for two other potential products. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Chrysalin, as a new drug, is subject to the most stringent level of FDA review.

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

The results of our late stage clinical trials may be insufficient to obtain FDA approval, which could result in a substantial delay in our ability to generate revenue.

     Positive results from pre-clinical studies and early clinical trials do not ensure positive results in more advanced clinical trials. If we are unable to demonstrate that a product candidate will be safe and effective in advanced clinical trials involving larger numbers of patients, we will be unable to submit the NDA necessary to receive approval from the FDA to commercialize that product.

     We are currently conducting a Phase 3 human clinical trial on Chrysalin for fracture repair indications. If we fail to achieve the primary endpoints in this Phase 3 clinical trial or the results are ambiguous, we will have to determine whether to redesign our Chrysalin fracture repair product candidate and our protocols and continue with additional testing, or cease activities in this area. Redesigning the product candidate could be extremely costly and time-consuming. A substantial delay in obtaining FDA approval or termination of the Chrysalin fracture repair product candidate could result in a delay in our ability to generate revenue.

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

Our product candidates may not gain market acceptance among physicians, patients and the medical community, including insurance companies and other third party payors. If our product candidates fail to achieve market acceptance, our ability to generate revenue will be limited.

     Even if we obtain regulatory approval for our products, market acceptance will depend on our ability to demonstrate to physicians and patients the benefits of our products in terms of safety, efficacy, and convenience, ease of administration and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy, the pricing of our products and the reimbursement policies of government and third-party payors. Physicians may not prescribe our products, and patients may determine, for any reason, that our product is not useful to them. Insurance companies and other third party payors may determine not to reimburse for the cost of the therapy. If any of our product candidates fails to achieve market acceptance, our ability to generate revenue will be limited.

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

     Our research, development, pre-clinical and clinical trial activities and the manufacture and marketing of any products that we may successfully develop are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the United States and abroad. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain, and any such regulatory approvals may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential.

     In order to obtain FDA approval to commercialize any product candidate, an NDA must be submitted to the FDA demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication. Our regulatory submissions may be delayed, or we may cancel plans to make submissions for product candidates for a number of reasons, including:

•	negative or ambiguous pre-clinical or clinical trial results;

•	changes in regulations or the adoption of new regulations;

•	unexpected technological developments; and

•	developments by our competitors that are more effective than our product candidates.

     Consequently, we cannot assure that we will make our submissions to the FDA in the timeframe that we have planned, or at all, or that our submissions will be approved by the FDA. Even if regulatory clearance is obtained, post-market evaluation of our products, if required, could result in restrictions on a product’s marketing or withdrawal of a product from the market as well as possible civil and criminal sanctions.

     Clinical trials are subject to oversight by institutional review boards and the FDA to ensure compliance with the FDA’s good clinical practice regulations, as well as other requirements for good clinical practices. We depend, in part, on third-party laboratories and medical institutions to conduct pre-clinical studies and clinical trials for our products and other third-party organizations, usually universities, to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices. If any such standards are not complied with in our clinical trials, the FDA may suspend or terminate such trial, which would severely delay our development and possibly end the development of a product candidate.

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

     Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for various treatments for or involving fracture repair, diabetic ulcer healing, spine fusion surgery, cartilage defect repair, cardiovascular repair, dental bone repair and ligament and tendon repair. Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We are currently aware of the following development efforts by our competitors:

•	Acceleration of Fracture Repair: While there is currently no product approved by the FDA for acceleration of fracture repair, at least one large pharmaceutical company, Pfizer, Inc., received FDA clearance to begin human clinical trials in the United States for this indication.

•	Diabetic Ulcer Healing: To our knowledge, there are currently no clinical trials underway on new drug substances for diabetic ulcer healing. One gene therapy company, Selective Genetics, appears to have received FDA clearance to begin human clinical trials in the United States for this indication.

•	Spine Fusion: Although there are already many products approved by the FDA for use in spinal fusion, only two, InFuse from Medtronic and OP-1 from Stryker, both bone morphogenetic proteins (“BMPs”), include a bioactive component. We believe others are in the development stage, but none are yet in human clinical trials in the United States.

•	Cartilage Defect Repair: Several products with bioactive components are in the development stage for this indication, including BMPs. However, we believe no company has yet received FDA authorization to begin human clinical trials in the United States for this indication.

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

     Developments in any of these areas, which are more fully described elsewhere in “Item 1 - Business,” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” could cause our results to differ materially from results that have been or may be projected by us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We had no debt and no derivative instruments at December 31, 2004. Our portfolio of marketable securities includes numerous issuers, varying types of securities, and varying maturities. We intend to hold these securities to maturity. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio.

Item 8. Financial Statements and Supplementary Data

     Balance sheets, as of December 31, 2004 and 2003, and statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and for the statement of operations and cash flow for the period of August 5, 2004 through December 31, 2004, together with the related notes and the reports of Deloitte & Touche LLP, an independent registered public accounting firm, are set forth on the “F” pages of the Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

     OrthoLogic Corp. (a development stage company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which are included herein.

Management’s Annual Report on Changes in Internal Controls

     There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to affect, our internal control or financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OrthoLogic Corp.
Tempe, Arizona

     We have audited management’s assessment, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, that OrthoLogic Corp. (a development stage company) (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the sale of the Company’s Bone Device Business in 2003 for which the gain on the sale, the results of operations prior to the sale, and any subsequent income recognized related to the sale are included in income from discontinued operations.

/s/ Deloitte & Touche, LLP
Phoenix, Arizona
February 28, 2005

Item 9B. Other Information

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The biographical information included under the caption “Information Concerning Directors and Executive Officers”, and the information included under the captions “Audit Committee,” “Code of Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our Annual Meeting of the Stockholders to be held on April 15, 2005 (our “Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

     The information under the captions “Compensation of Directors,” “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values,” “Employment Contracts, Termination of Employment, and Change-in-Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors” and “Performance Graph” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

     The information under the headings “Voting Securities and Principal Holders Thereof — Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

     In January 2002, the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans, aggregated into two categories: plans that have been approved by stockholders and plans that have not.

			Number of
			Securities Remaining
			Available for Future
	Number of	Weighted-average	Issuance Under
	Securities to be	Exercise Price of	Equity Compensation
	Issued upon	Outstanding	Plans (Excluding
	Exercise of Outstanding	Options and	Securities Reflected
Plan Category	Options and Warrants	Warrants	in 1st Column)

Equity compensation plans approved by stockholders	2,307,850	$5.24	1,008,995

Equity compensation plans not approved by stockholders	200,000	2.77	—

Total	2,507,850	$5.04	1,008,995

Item 13. Certain Relationships and Related Transactions

     The information under the heading “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information under the heading “Principal Accounting Firm Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of OrthoLogic Corp. and Independent Auditors’ Report are listed on the “F” pages of this report:

Reports of Independent Registered Public Accounting firm.

Balance Sheets — December 31, 2004 and 2003.

Statements of Operations — Each of the three years in the period ended December 31, 2004 and for the period of August 5, 2004 through December 31, 2004.

Statements of Stockholders’ Equity — Each of the three years in the period ended December 31, 2004.

Statements of Cash Flows — Each of the three years in the period ended December 31, 2004 and for the period of August 5, 2004 through December 31, 2004.

Notes to Financial Statements.

2.	Financial Statement Schedule for 2004, 2003 and 2002.

3.	All management contracts and compensatory plans and arrangements are identified by footnote after the Exhibit Descriptions on the attached Exhibit Index.

(b)	Exhibits

See the Exhibit Index immediately following the signature page of this report, which Index is incorporated herein by reference.

(c)	Financial Statements and Schedule — See Item 15(a)(1) and Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOLOGIC CORP.
Date: February 25, 2005	By /s/ Thomas R. Trotter
Thomas R. Trotter
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas R. Trotter Thomas R. Trotter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2005

/s/ John M. Holliman III John M. Holliman III	Chairman of the Board of Directors and Director	February 25, 2005

/s/ Fredric J. Feldman Fredric J. Feldman	Director	February 25, 2005

/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	February 25, 2005

/s/ Stuart H. Altman Stuart H. Altman, Ph.D.	Director	February 25, 2005

/s/ Augustus A. White III Augustus A. White III, M.D.	Director	February 25, 2005

/s/ Michael D. Casey Michael D. Casey	Director	February 25, 2005

/s/ Sherry A. Sturman Sherry A. Sturman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2005

S-1

EXHIBIT INDEX DRAFT
TO REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
(File No. 0-21214)

Exhibit			Filed
No.	Description	Incorporated by Reference To:	Herewith
3.1	Amended and Restated Certificate of Incorporation, executed May 9, 2000	Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (“September 2003 10-Q”)
3.2	Certificate of Designation of Series A Preferred Stock	Exhibit 3.2 to the Company’s September 2003 10-Q
3.3	Bylaws of the Company	Exhibit 3.4 to Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
4.1	Rights Agreement dated as of March 4, 1997, between the Company and Bank of New York, and Exhibits A, B and C thereto	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 6, 1997
4.2	1987 Stock Option Plan of the Company, as amended and approved by stockholders (1)	Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended June 30, 1997 (“June 1997 10-Q”)
4.3	1997 Stock Option Plan of the Company(1)	Exhibit 4.5 to the Company’s June 1997 10-Q
4.4	First Amendatory Agreement to March 4, 1997, Rights Agreement	Exhibit 10.1 to the Company’s Form 8-K filed August 24, 1999
10.1	Form of Indemnification Agreement*	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	Single-tenant Lease-net dated June 12, 1997, by and between the Company and Chamberlain Development, L.L.C.	Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1997
10.3	Employment Agreement effective June 1, 2001 between the Company and James Ryaby. (1)	Exhibit 10.21 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001
10.4	Amendment No. 2 to Rights Agreement, dated October 8, 2003	Exhibit 4.1 to the Company’s Form 8-K filed on October 20, 2003
10.5	Asset Purchase Agreement between the Company and dj Orthopedics, LLC, dated October 8, 2003***	Exhibit 2.1 to the Company’s Form 8-K filed on December 11, 2003
10.6	Amendment No. 1 to the Asset Purchase Agreement between the Company and dj Orthopedics, LLC, effective November 26, 2003 ***	Exhibit 2.2 to the Company’s Form 8-K filed on December 11, 2003
10.7	Second Amended and Restated Employment Agreement effective February 20, 2004 between the Company and Thomas R. Trotter (1) (2)	Exhibit 10.10 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003
10.8	Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and Chrysalis Biotechnology, dated April 28, 2004***	Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 3, 2004 (“June 2004 S-4”)
10.9	Amendment No. 1 to Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and Chrysalis Biotechnology, dated June 1, 2004***	Exhibit 2.2 to the Company’s June 2004 S-4
10.10	Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization between OrthoLogic Corp. and Chrysalis Biotechnology, Inc., dated August 5, 2004***	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2004.
10.11	Patent License Agreement between the Board of Regents of The University of Texas System through its component institution The University of Texas Medical Branch at Galveston and Chrysalis Biotechnology, Inc., dated April 27, 2004 and exhibits thereto (2)	Exhibit 10.1 to the Company’s Amendment No. 1 to its Form S-4, filed July 14, 2004
10.12	Consulting Agreement with Darrell H. Carney, Ph.D., dated August 5, 2004	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed on November 9, 2004 (the “September 2004 10-Q”).

E-1

Exhibit			Filed
No.	Description	Incorporated by Reference To:	Herewith
10.13	Third Amended and Restated Employment Agreement effective November 8, 2004, between the Company and Sherry A. Sturman (1)	Exhibit 10.3 to the Company’s September 2004 10-Q
10.14	Form of Incentive Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005
10.15	Form of Non-qualified Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2005
21.1	List of subsidiaries		X
23.1	Consent of Independent Registered Public Accounting firm		X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14.		X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14.		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

(1)	Management contract or compensatory plan or arrangement
(2)	Portions of this agreement have been redacted and filed under confidential treatment request with the Securities and Exchange Commission.
*	OrthoLogic has entered into separate indemnification agreements with each of its current directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, OrthoLogic has filed the form of such indemnification agreement.
**	Furnished herewith.
***	Upon the request of the Securities and Exchange Commission, OrthoLogic Corp. agrees to furnish supplementally a copy of any schedule to the Asset Purchase Agreement between the Company and dj Orthopedics, LLC, dated October 8, 2003, as amended, as well as to the Asset Purchase Agreement and Plan of Reorganization between the Company and Chrysalis Biotechnology, Inc., dated as of April 28, 2004, as amended.

E-2

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OrthoLogic Corp.
Tempe, Arizona

     We have audited the accompanying balance sheets of OrthoLogic Corp. (a development stage company) (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and for the period of August 5, 2004 through December 31, 2004. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of OrthoLogic Corp. (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and for the period of August 5, 2004 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 3 to the financial statements, the Company sold its Bone Device Business in 2003. The gain on the sale, the results of operations prior to the sale, and any subsequent income recognized related to the sale are included in income from discontinued operations in the accompanying financial statements.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP
Phoenix, Arizona
February 28, 2005

ORTHOLOGIC CORP.
(A Development Stage Company)
BALANCE SHEET

	December 31,
	2004	2003

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,377	$84,357
Short-term investments	51,642	32,499
Accounts receivable less allowance for doubtful accounts of $0 and $556	34	792
Prepaids and other current assets	1,019	978

Total current assets	93,072	118,626

Furniture and equipment, net	478	560
Escrow receivable, net	6,828	5,144
Long-term investments	11,558	4,156
Deferred income taxes – non-current	1,106	770
Trademarks	2,142	—
Deposits and other assets	—	100
Investment in Chrysalis BioTechnology	—	750

Total assets	$115,184	$130,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$833	$201
Accrued compensation	648	609
Accrued taxes	114	2,924
Excess space reserve	559	314
Accrued clinical	1,236	483
Other accrued liabilities	727	1,041
Accrued severance and other divestiture costs	—	279

Total current liabilities	4,117	5,851

Deferred rent and capital lease obligation	137	280

Total liabilities	4,254	6,131

Stockholders’ Equity
Common stock, $.0005 par value; 50,000,000 shares authorized; 38,011,642 and 33,533,443 shares issued and outstanding	19	16
Additional paid-in capital	170,905	142,329
Accumulated deficit	(59,994)	(18,233)
Treasury stock at cost of 0 and 41,800 shares	—	(137)

Total stockholders’ equity	110,930	123,975

Total liabilities and stockholders’ equity	$115,184	$130,106

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				As a
				Development
				Stage Company
	Years Ended December 31,			August 5, 2004 -
	2004	2003	2002	December 31, 2004

	(in thousands)
REVENUES
Royalties from co-promotion agreement			$2,230

Total revenues			2,230

COST OF REVENUES
GROSS PROFIT			2,230
OPERATING EXPENSES
Selling general and administrative	$3,306	$4,331	4,576	$1,878
Research and development	17,116	9,008	3,488	8,080
CPM divestiture and related gains	(347)	(743)	(1,047)	(125)
CBI in process research and development	25,840	—	—	25,840

Total operating expenses	45,915	12,596	7,017	35,673

OPERATING LOSS	(45,915)	(12,596)	(4,787)	(35,673)
OTHER INCOME
Interest income, net	1,464	568	706	751

Loss from continuing operations before taxes	(44,451)	(12,028)	(4,081)	(34,922)

Income tax benefit	(642)	(4,414)	(1,571)	(642)

Net loss from continuing operations	(43,809)	(7,614)	(2,510)	(34,280)

Discontinued operations (Note 3)
Net gain on the sale of the Bone Device Business, net of taxes of ($363), $5,205, $0, ($363), respectively	2,048	72,692	—	2,048
Income from operations of Bone Device Business, net of taxes of $0, $4,414, $1,577, $0, respectively	—	7,358	8,119	—

Net income from discontinued operations	2,048	80,050	8,119	2,048

NET INCOME (LOSS)	(41,761)	72,436	5,609	(32,232)

Net loss of continuing operations
Basic	$(1.22)	$(0.23)	$(0.08)

Diluted	$(1.22)	$(0.23)	$(0.08)

Net income of discontinued operations
Basic	$0.06	$2.43	$0.25

Diluted	$0.06	$2.38	$0.24

Net income (loss)
Basic	$(1.16)	$2.20	$0.17

Diluted	$(1.16)	$2.16	$0.17

Basic shares outstanding	35,899	32,970	32,642
Equivalent shares	—	613	731

Diluted shares outstanding	35,899	33,583	33,373

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Treasury
	Shares	Amount	Paid in Capital	Deficit	Stock	Total

	(in thousands)
Balance December 31, 2001	31,805	$16	$138,295	$(96,277)	$(137)	$41,897
Exercise of common stock options	44	—	128	—	—	128
Conversion of Preferred Stock	198	—	600	—	—	600
Net income		—	—	5,608		5,608

Balance December 31, 2002	32,047	16	139,023	(90,669)	(137)	48,233

Exercise of common stock options	786	—	2,513	—	—	2,513
Common stock issued in connection with legal settlement	700	—	—	—	—	—
Tax benefit-stock options		—	427	—	—	427
Performance based options		—	366	—	—	366
Net income		—	—	72,436	—	72,436
	-

Balance December 31, 2003	33,533	16	142,329	(18,233)	(137)	123,975

Exercise of common stock options	1,231	1	5,256	—	—	5,257
Treasury stock at cost		—	(137)	—	137	—
Performance based options		—	6	—	—	6
Acquisition of CBI	3,248	2	23,451	—	—	23,453
Net loss		—	—	(41,761)	—	(41,761)
	-

Balance December 31, 2004	38,012	$19	$170,905	$(59,994)	$—	$110,930

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

				As a
				Development
				Stage Company
	Years Ended December 31,			August 5, 2004 -
	2004	2003	2002	December 31, 2004

		(in thousands)
Operating Activities
Net income (loss)	$(41,761)	$72,436	$5,609	$(32,232)
Deferred taxes	(336)	1,861	—	(336)
Depreciation and amortization	187	605	702	59
Escrow account amortization	—	—	—	(19)
Tax benefit-stock options		427	—	—
Performance based stock options	6	366	—	—
CBI in process R&D	25,840	—	—	25,840
Gain from Sale of Bone Device Business	(2,048)	(72,692)	—	(2,048)
Change in operating assets and liabilities
Accounts receivable	758	2,964	1,721	52
Inventories	—	456	(1,061)	—
Prepaids and other current assets	(127)	(323)	89	452
Deposits and other assets	196	(82)	(37)	(75)
Accounts payable	632	125	(298)	113
Accrued and other current liabilities	(2,284)	(5,416)	(1,461)	783

Cash flows (used in) provided by operations	(18,937)	727	5,264	(7,411)

Investing Activities
Expenditures for equipment and furniture	(86)	(413)	(298)	(51)
Proceeds from sale of assets	—	85,500	—
Cash paid for costs related to the sale of the Bone Device Business	—	(2,918)	—	—
Cash paid for assets of CBI acquisition	(3,668)	—	—	(3,668)
Purchase of investments	(89,092)	(31,842)	(40,178)	(44,566)
Maturities of investments	62,547	19,504	26,867	37,304

Cash flows (used in) provided by investing activities	(30,299)	69,831	(13,609)	(10,981)

Financing Activities
Net proceeds from stock options exercised	5,256	2,513	128	1,362

Cash flows provided by financing activities	5,256	2,513	128	1,362

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,980)	73,071	(8,217)	(17,030)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	84,357	11,286	19,503	57,407

CASH AND CASH EQUIVALENTS, END OF YEAR	$40,377	$84,357	$11,286	$40,377

Supplemental schedule of non-cash investing and financing activities
Conversion of Series B Preferred Stock to Common Stock	$—	$—	$600
Cash paid during the year for interest	$4	$30	$44
Cash paid during the year for income taxes	$2,679	$(41)	$(62)
Escrow receivable, net		$5,144

Current assets sold		$10,394
Non-current assets sold		759
Current liabilities sold		(1,105)

Total assets sold		$10,048

CBI Acquisition:
Current assets acquired	$29			$29
Trademarks acquired	2,142			2,142
Liabilities acquired	(140)			(140)
Original investment reversal	(750)			(750)
In-process R&D acquired	25,840			25,840
Common stock issued for acquisition	(23,453)			(23,453)

Cash paid for CBI acquisition	$3,668			$3,668

See notes to financial statements

ORTHOLOGIC CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the business.

     OrthoLogic is a drug development company focused on the healing of musculoskeletal orthopedic, dermal and cardiovascular tissue through biopharmaceutical approaches. Our research is focused exclusively on the potential commercialization of our Chrysalin® Product Platform. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair. We are currently enrolling patients in a Chrysalin Phase 3 human clinical trial for acceleration of fracture repair and a Phase 2b fracture repair dose-ranging study. In the spring of 2004 we completed enrollment of patients in a Chrysalin Phase 1/2 human clinical trial for spine fusion. Data from this trial is expected to be available during the summer of 2005. We are also planning to conduct a Chrysalin human clinical trial for cartilage defect repair, a second Chrysalin human clinical trial in dermal wound healing (diabetic ulcer), and additional pre-clinical research in cardiovascular repair and tendon repair.

     On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications for $2.5 million in cash and $25.0 million in OrthoLogic common stock. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction, based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The largest portion of the purchase price was expensed as In-process Research and Development of $25.8 million. The remainder of the purchase price was allocated to trademarks totaling $2.1 million, liabilities of $140,000 and other assets of $29,000. If a triggering event occurs, the additional $7.0 million will be allocated in the same manner as the initial purchase price. (Note 2)

     On November 26, 2003, we sold our bone growth stimulation and fracture fixation device business (“Bone Device Business”) to dj Orthopedics, LLC for a purchase price of approximately $93.0 million in cash, with $7.5 million placed in escrow, and the assumption of substantially all of the Bone Device Business trade payables and other current liabilities. Through this divestiture, we sold all of our revenue producing operations. The Bone Device Business assets included the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo. (Note 3)

     As of December 31, 2004, we had cash and cash equivalents of $40.4 million, short-term investments of $51.6 million and long-term investments of $11.6 million. We currently intend to utilize these resources to fund the development, testing and commercialization of our Chrysalin Product Platform.

     In July 2001, we sold our continuous passive motion (“CPM”) business. CPM devices provide controlled, continuous movement to joints and limbs and are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications. Our financial results reflect operations of the CPM business through July 11, 2001. (Note 4 and 15)

     We also distributed Hyalgan® (sodium hyaluronate), a therapeutic injectable for relief of pain from osteoarthritis of the knee under the terms of an exclusive Co-Promotion Agreement with Hyalgan’s United States distributor, Sanofi Synthelabo, Inc. The rights to distribute this product began in 1997 and were terminated in October 2000. We received royalties from Hyalgan’s distributor through December 2002. There will be no future royalties. (Note 13)

     During the years ended December 31, 2004, 2003, and 2002, and for the period of August 5, 2004 through December 31, 2004, we reported net income (loss) of ($41.8) million, $72.4 million, $5.6 million, and ($32.2) million, respectively. We anticipate that cash and short-term investments on hand, resulting from both prior operations and the prior divestitures will provide sufficient cash to meet our presently projected cash and working capital requirements for our research and development work over the next two years. There can be no assurance, however, that this will prove to be the case. The timing and amounts of cash used will depend on many factors, including the cost of the clinical trials, the cost of pre-clinical studies and the expense of our research activities. Our ability to continue funding our planned research and development activities beyond the next two years is dependent upon many variable factors. It is possible we may need to obtain additional funds through equity or debt financing.

     We began operating as a development stage company upon the acquisition of CBI effective August 5, 2004. Subsequently, all of our collective efforts are focused on research and development of the Chrysalin Product Platform, with the goal of commercializing our products. Excluding the initial 1998 equity investment of $750,000 and the 2004 purchase price for the assets of CBI, we have spent approximately $39.3 million in total research and development efforts on the Chrysalin Product Platform to date. We have incurred $17.1 million, $9.0 million, $3.5 million, and $8.1 million on the Chrysalin research efforts during fiscal years 2004, 2003 and 2002, and for the period of August 5, 2004 through December 31, 2004, respectively.

     Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an on-going basis we evaluate these estimates, including those related to purchase price allocations, discontinued operations, representations and warranties, income taxes, contingencies and litigation, accrued clinical, and excess space reserve. Management bases its estimates on historical experience and various other assumptions and believes its estimates are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Under different assumptions and conditions, actual results may differ from these estimates.

     The significant estimates include the CBI purchase price allocation, the fair value of certain representations and warranties issued in conjunction with the sale of the Bone Device Business, the excess space reserve, and the valuation allowance for deferred tax assets.

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

     C. Investment in Chrysalis. Prior to the asset acquisition of CBI on August 5, 2004, we owned a minority ownership interest in CBI, which is recorded at cost (see Note 2) through December 31, 2003. We purchased substantially all of the assets and intellectual property of CBI during 2004, replacing our initial investment.

     D. Excess Space Reserve. We lease a facility in Tempe, Arizona and sublease portions to other tenants. We have established a reserve for the period the sublease space is anticipated to be vacant. In the opinion of management, the reserve balance of $560,000, net of a discount of $41,000 at the end of December 31, 2004 is appropriate to allow for time necessary to locate an additional tenant for the building.

     E. Income taxes. Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdictions. Pursuant to SFAS No. 109, we have determined that the majority of the deferred tax assets at December 31, 2004 require a valuation allowance. We believe the remaining deferred tax asset of $1.1 million will be realized as it relates to alternative minimum tax credits that do not expire (see Note 8).

     F. Revenues. The Hyalgan royalties were recorded in accordance with a Co-Promotion Agreement and a Termination Agreement the Company had with Hyalgan’s distributor. The agreements with Hyalgan’s distributor concluded in December 2002 (see Note 13).

     G. Research and development. Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.

     H. Accrued Clinical. Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $1.2 million accrued for services that have already been provided to the patients at December 31, 2004. We have an additional commitment of $421,000 to the clinical sites for the completion of the trials.

     I. Stock-based compensation. At December 31, 2004, we had two stock-based employee compensation plans described more fully in Note 9. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. With the exception of the net compensation expense of $6,000 and $366,000 recognized during fiscal years 2004 and 2003, respectively, for the accelerated vesting of our performance-based stock options, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

				As a
				Development
				Stage Company
				August 5, 2004 -
	2004	2003	2002	December 31, 2004

Net income (loss) attributable to common stockholders:
As reported	$(41,761)	$72,436	$5,609	$(32,232)
Stock based compensation expense, net of tax	$(818)	$(595)	$(838)	$(260)

Pro forma	$(42,579)	$71,841	$4,771	$(32,492)

Basic net income (loss) per share:
As reported	$(1.16)	$2.20	$0.17
Pro forma	$(1.18)	$2.18	$0.15
Diluted net income (loss) per share:
As reported	$(1.16)	$2.16	$0.17
Pro forma	$(1.18)	$2.14	$0.14
Black Scholes model assumptions:
Risk free interest rate	3.30%	2.30%	2.00%	3.30%
Expected volatility	45%	47%	51%	45%
Expected term	2.7 Years	2.7 Years	2.6 Years	2.7 Years
Dividend yield	0%	0%	0%	0%
Estimated weighted-average fair value of options granted during the year	$2.45	$1.66	$1.87	$2.51

     The sale of the Bone Device Business was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and employees who were retained had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever is earlier. We recognized net compensation expense of $6,000 and $366,000 in fiscal years 2004 and 2003, respectively, related to the accelerated vesting of our performance-based options.

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

     K. Discontinued operations. Under FASB Statement No. 144, “Accounting for the impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualified as a component of the entity under the standard. Therefore, the gains on the sale of the Bone Device Business and related results of operations prior to the sale, including 2003 and 2002 results of operations, have been presented as discontinued operations in the financial statements.

     L. Recognition of Indemnification. In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. We issued certain representations and warranties in conjunction with the sale of Bone Device Business and initially determined the fair value to be approximately $1.9 million. Fair value was based on management estimates of future probable cash flows discounted at four percent, which represented the company’s rate of borrowing at the time of sale. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow. Based on the elimination of most of the potential exposure to the risks in the representations and warranties in the asset purchase agreement governing the sale of the Bone Device Business during 2004, the reserve was decreased leaving a net reserve of approximately $233,000.

     M. New Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not believe that the adoption of EITF 03-1 will have a material impact on our financial condition or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123®, Share-Based Payment (“SFAS No. 123®”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. SFAS No. 123® is effective for all interim periods beginning after June 15, 2005, and, thus, will be effective for us beginning with the third quarter of fiscal 2005. We are currently evaluating the impact of SFAS No. 123® on our financial condition and results of operations. See Note 1 for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. We will be required to adopt SFAS No. 153 beginning in the first quarter of fiscal 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial condition or results of operations.

2.	ASSET ACQUISITION OF CHRYSALIS BIOTECHNOLOGY, INC .

     In January 1998, we acquired a minority equity investment (less than 10%) in Chrysalis BioTechnology, Inc. (“CBI”) for $750,000. As part of the transaction, we were awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid synthetic peptide that had shown promise in accelerating the healing process.

     On August 5, 2004, we purchased substantially all of the assets and intellectual property of CBI, including its exclusive worldwide license for Chrysalin for all medical indications for $2.5 million in cash, excluding acquisition costs, and $25.0 million in OrthoLogic common stock issued. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The largest portion of the purchase price and acquisition costs was expensed as In-process Research and Development of $25.8 million. The remainder of the purchase price was allocated to trademarks totaling $2.1 million, liabilities of $140,000 and other assets of $29,000. If a triggering event occurs, the additional $7.0 million will be allocated in the same manner as the initial purchase price.

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

     Pursuant to the Asset Purchase Agreement, fifteen percent of the shares of OrthoLogic common stock issued for the acquisition of CBI were placed in escrow for 18 months from the closing date to cover indemnifications for the representations and warranties made by CBI in the Asset Purchase Agreement. We assumed the CBI lease for the location in Galveston, Texas, with approximately 4,400 sq. ft. of office space and laboratory space. We hired eight of the eleven full time CBI employees, and retained the President and founder of the company through a two-year consulting agreement.

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

     The following unaudited pro forma condensed statements of operations are based on the historical financial statements of OrthoLogic, adjusted to give effect to the acquisition of substantially all the assets of CBI for the fiscal year ending December 31, 2003 and as if the transaction had occurred on January 1, 2003.

     The pro forma financial information is presented for illustrative purposes only, and is not necessarily indicative of the operating results or financial position that would have occurred if all the events described had occurred on the first day of the respective periods presented, nor is it necessarily indicative of future operating results or financial position.

Selected Historical Financial Data
(in thousands, except per share data)

	Twelve months ended December 31,
	2004	2003

Total operating expenses	$47,612	$13,519
Loss from continuing operations	(45,552)	(8,537)
Gain from discontinued operations	2,048	80,050

Net loss (income)	$(43,504)	$71,513
Basic loss per share for continuing operations	$(1.27)	$(0.26)
Basic income per share for discontinued operations	$0.06	$2.43
Basic loss per share	$(1.21)	$2.17

3.	ASSET SALE OF THE BONE DEVICE BUSINESS

     Discontinued operations of the Bone Device Business: On November 26, 2003, we completed the sale of the Bone Device Business assets and related liabilities (including the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo) to dj Orthopedics, LLC. Pursuant to the asset purchase agreement, we sold substantially all of the assets of the Bone Device Business (other than our Medicare accounts receivable, which were $1.2 million in the aggregate), including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists, intellectual property, certain agreements and contracts. dj Orthopedics paid $93.0 million in cash at closing and assumed substantially all of the Bone Device Business trade payables and other current liabilities less payables in an amount approximately equal to the amount of retained Medicare receivables. Upon the closing of the sale we assigned and dj Orthopedics agreed to assume and perform the obligations outstanding on November 26, 2003, related to the operation of the Bone Device Business (including various liabilities related to the Company’s employees). The net gain on the sale of the Bone Device Business was $72.7 million, recognized in fiscal year 2003, at the time of the sale.

     Of the $93.0 million we received in the sale, $7.5 million was placed in an escrow account. The funds were divided into two accounts: $7.0 million from which dj Orthopedics, LLP is eligible for indemnity and breach of contract claims, if any, and $0.5 million from which a portion of the agreed upon incentive stay bonuses was paid by dj Orthopedics to former OrthoLogic executives on November 26, 2004, the first anniversary of the closing. The funds in the $7.0 million escrow account, in excess of the amount of any pending claims, will be released to us on the second anniversary of the closing. The amount reserved for the potential liability at closing was $1.9 million related to the fair value of the representation and warranties in the Asset Purchase Agreement. We received updated information during the third quarter of 2004 that eliminated most of the potential exposure of the representations and warranties in the Asset Purchase Agreement, substantiating a decrease in the reserve of approximately $1.7 million, leaving a net reserve of approximately $233,000. This decrease in the reserve resulted in an additional $1.7 million gain, combined with a tax benefit of $363,000 totaling a gain recognized on the sale of the Bone Device Business in discontinued operations during fiscal year 2004 of $2.0 million.

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

     The sale of the Bone Device Business is accounted for as discontinued operations. The income from the divested business and related tax effects is summarized as discontinued operations in the statement of operations. A gain on the sale of the business is recognized at $2.0 million and $72.7 million for fiscal years 2004 and 2003, respectively. Included in the discontinued operations for the 2003 period is the net income from the operations of the Bone Device Business of $7.4 million and $8.1 million resulting from fiscal years 2003 and 2002, respectively. The total net income from discontinued operations is $2.0 million, $80.1 million and $8.1 million for fiscal years 2004, 2003 and 2002, respectively.

     The presentation of discontinued operations for the Bone Device Business reflects the elimination of the historical revenues as well as historical expenses related to the operations of such business. The revenue, cost of revenue, gross profit and pretax income attributable to the Bone Device Business for the fiscal years ended December 31 were as follows (in thousands):

	2003	2002

Net revenue	$42,176	$38,159
Cost of sales	6,175	6,158

Gross profit	36,001	32,001
Pretax income	$11,772	$9,690

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

4.	CPM DIVESTITURE IN 2001 AND RELATED GAINS IN 2004, 2003 and 2002

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

     We settled litigation over the $2.5 million payment and other matters in April 2003 (Note 11). OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. We received cash payments of $347,000, $583,000, and $125,000 during fiscal years 2004 and 2003, and for the period of August 5, 2004 through December 31, 2004, respectively, which are included in the “CPM divestiture and related gains” line item on the Statement of Operations for the 2004 year. Due to the uncertainty of the future payments, income on the settlement will be recorded as cash is received.

     During 2003, collection of the receivables remaining from the divested business was better than anticipated. Based on the improved collection trends, we revised our estimates and increased the estimated total collection of the retained CPM accounts receivable by $160,000 and $1.0 million during fiscal years 2003 and 2002, respectively. The combination of settlement payments and additional collection of the divested receivables is included in the “CPM divestiture and related gains” line item in the Statement of Operations.

     In connection with the sale of the CPM business, we notified approximately 331 of our 505 employees that their positions were being eliminated. The statement of operations for the year ended December 31, 2001 included a charge of approximately $3.3 million in the “CPM divestiture and related gains” total for severance and related benefits. We also recorded additional exit charges of approximately $1.4 million for CPM commissions, write offs of prepaid rents, space build out costs relating to the purchaser’s sublease and other similar charges, and other CPM related prepaid expenses for which no future benefits were expected to be received. These additional exit costs were also included in the “CPM divestiture and related gains” total in the 2001 statement of operations.

     A summary of the severance and other reserve balances are as follows (in thousands):

	December 31, 2002	Cash Paid	December 31, 2003

Severance	$161	$(161)	$—
Other exit costs	49	(49)	—

Total non-recurring charges	$210	$(210)	$—

	Initial Reserve	Cash Paid	December 31, 2002

Severance	$3,300	$(3,139)	$161
Other exit costs	1,387	(1,338)	49

Total non-recurring charge	$4,687	$(4,477)	$210

Subsequent to the sale, we are no longer in the CPM business.

5.	LICENSE AGREEMENTS

     Prior to the divestiture of the Bone Device Business, we used the BioLogic technology in the bone growth stimulation devices through a worldwide exclusive license granted by a corporation owned by university professors who discovered the technology. Our license for the BioLogic technology extends for the life of the underlying patents, which are due to expire over a period of years beginning in 2006 and extending through 2016. The license requires us to pay for royalties from the net sales of products using the BioLogic technology. The royalty percentages vary but generally range from 0.5% to 7% of the sales amount for licensed products. The royalty percentage under the different agreements decrease when either a certain sales dollar amount is reached or royalty amount is paid. Royalty expense under these agreements totaled $244,000 and $200,000 in 2003 and 2002, respectively. The license agreements and related royalties were sold with the Bone Device Business in November 2003.

6.	INVESTMENTS AND FAIR VALUE DISCLOSURES

     At December 31, 2004, marketable securities consisted of municipal and corporate bonds and were classified as held-to-maturity securities. Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

     A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

	December 31
Investments with maturities – Short-term	2004	2003

Amortized cost	$51,642	$32,499
Gross unrealized (loss) gain	(110)	27

Fair value	$51,532	$32,526

	December 31
Investments with maturities – Long term	2004	2003

Amortized cost	$11,558	$4,156
Gross unrealized (loss) gain	(74)	6

Fair value	$11,484	$4,162

     The fair values were determined by reference to quoted market prices. We hold one security that is considered a trading security, and is therefore recognized at a market value of $48,612.

     For our cash and cash equivalents, the carrying amount is assumed to be the fair market value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of the short maturity of the portfolios. Our long-term investments mature within one year. Therefore, management believes the fair values approximate the carrying values of these financial instruments.

7. FURNITURE AND EQUIPMENT

     Equipment and furniture consisted of the following (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$110	$110
Computer equipment	1,340	1,313
Furniture and fixtures	123	139
Leasehold improvements	1,263	1,245

	2,836	2,807

Less accumulated depreciation and amortization	(2,358)	(2,247)

Total	$478	$560

Depreciation expense for the years ended December 31, 2004, 2003, 2002, and for the period of August 5, 2004 through December 31, 2004 was $187,000, $605,000, $702,000, and $57,000, respectively.

8.	INCOME TAXES

     The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2004	2003

Allowance for bad debts	$—	$89
Other accruals and reserves	323	423
Valuation allowance	(323)	(512)

Total current	—	—

NOL, AMT and general business credit carryforwards	16,751	6,452
Deferred revenue	131	231
Difference in basis of fixed assets	(31)	(114)
Other accruals and reserves	181	—
Deferred tax liability from installment sale	(1,527)	(1,639)
Building lease reserve	—	696
Difference in basis of intangibles	(803)	1,232
Valuation allowance	(13,596)	(6,088)

Total non current	$1,106	$770

Total deferred income taxes	$1,106	$770

     The benefits for income taxes are as follows:

				As a
				Development
				Stage Company
	Years Ended December 31			August 5, 2004 -
	2004	2003	2002	December 31, 2004

Current	$(642)	$(4,414)	$(1,571)	$(642)
Deferred	—	—	—	—

Income Tax Provision (Benefit)	$(642)	$(4,414)	$(1,571)	$(642)

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $13.9 million at December 31, 2004. The valuation allowance includes approximately $5.7 million for net operating loss carry forwards that relate to stock option compensation expense for income tax reporting purposes. Any utilization of these net operating loss carry forwards would be recorded as an increase to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $1.1 million at December 31, 2004 will be realized as it relates to alternative minimum tax credits that do not expire. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

     We have accumulated approximately $37.8 million in federal and $25.8 million in state net operating loss carryforwards (“NOLs”) and approximately $3.0 million of general business and alternative minimum tax credit carryforwards. Additional NOLs became associated with OrthoLogic as a result of the CBI transaction in 2004. These CBI related attributes are subject to substantial limitations. Due to these limitation, additional NOLs are not included herein. The federal and state NOLs expire from 2009 to 2024.

     A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the year ending December 31, and for the period of August 5, 2004 through December 31, 2004 (in thousands):

				As a
				Development
				Stage Company
	Years Ended December 31,			August 5, 2004 -
	2004	2003	2002	December 31, 2004

Income tax (benefit) as statutory rate	$(15,113)	$(4,210)	$(1,428)	$(11,873)
State income taxes (benefit)	(1,550)	(421)	(143)	(1,217)
Foreign taxes	—	217	—
Purchased in process research and development	9,690	—	—	9,690
Research credits	(1,240)	—	—	(1,240)
Other	345			345
Change in valuation allowance	7,226			3,653

Net benefit	$(642)	$(4,414)	$(1,571)	$(642)

9.	STOCKHOLDERS’ EQUITY

     The number of common shares reserved for issuance under the OrthoLogic 1987 Option Plan is 4,160,000 shares. This plan expired during October 1997. In May 1997, the stockholders adopted a new Stock Option Plan (the “1997 Option Plan”), which replaced the 1987 Option Plan. The 1997 Option Plan reserved for issuance 1,040,000 shares of Common Stock. Over 1998, 1999, 2000, 2001 and 2004 the Board and Shareholders approved amendments to the 1997 Plan that increased the number of shares of Common Stock reserved for issuance by 375,000, 275,000, 1,000,000, 500,000 and 1,000,000 shares, respectively. Two types of options may be granted under the 1997 Option Plan: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (“Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code. All eligible employees may receive more than one type of option. Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the 1997 Option Plan.

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

     Options are granted at prices that are equal to the current fair value of OrthoLogic’s common stock at the date of grant. The vesting period is generally over a four-year period and all incentive stock options lapse upon termination of employment if not exercised within a 90-day period (or one year after death or disability or the date of termination if terminated for cause).

     A summary of the status of the Option Plans as of December 31, 2004, 2003, and 2002, and changes during the years then ended is:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise price	Shares	Exercise price	Shares	Exercise price

Fixed options outstanding at the beginning of year	3,385,899	$4.54	4,083,037	$4.26	3,871,700	$4.30
Granted	381,200	$7.09	196,000	$4.16	310,200	$3.60
Exercised	(1,230,309)	$4.27	(786,422)	$3.20	(43,927)	$2.92
Forfeited	(28,940)	$6.01	(106,716)	$2.82	(54,936)	$3.87

Outstanding at end of year	2,507,850	$5.04	3,385,899	$4.54	4,083,037	$4.26

Options exercisable at year-end	2,434,330	$5.00	3,311,269	$4.56	3,179,034	$4.44

     The following table summarizes information about fixed stock options outstanding at December 31, 2004:

Outstanding					Exercisable
		Number	Weighted	Weighted	Number	Weighted
Range of		outstanding as of	Average remaining	Average	Exercisable as of	Average
Exercise Prices		December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Exercise Price

$2.44	$2.84	290,000	5.93	$2.67	290,000	$2.67
$3.02	$3.19	270,900	5.89	$3.12	270,900	$3.12
$3.25	$3.50	291,000	5.68	$3.33	286,313	$3.33
$3.53	$3.63	277,100	5.69	$3.58	277,100	$3.58
$3.93	$4.89	265,100	6.38	$4.22	265,100	$4.22
$4.94	$5.53	203,400	2.92	$5.27	203,400	$5.27
$5.63	$5.63	350,000	2.80	$5.63	350,000	$5.63
$5.81	$7.40	419,350	8.71	$6.83	350,517	$6.87
$7.83	$9.63	45,000	6.24	$8.30	45,000	$8.30
$17.38	$17.38	96,000	1.34	$17.38	96,000	$17.38

$2.44	$17.38	2,507,850	5.53	$5.04	2,434,330	$5.00

10.	COMMITMENTS

     We are obligated under non-cancelable operating lease agreements for office, manufacturing and research facilities through 2007. Lease commitments for the years ended December 31, 2004, 2003, 2002 and for the period of August 5, 2004 through December 31, 2004 were $1.2 million, $1.1 million, $1.0 million, and 0.5 million, respectively. These amounts were offset by approximately $776,000, $257,000, $580,000, and $293,000 of sublease income received for the years ended December 31, 2004, 2003, 2002, and for the period of August 5, 2004 through December 31, 2004, respectively. The total commitment for 2005 was offset by anticipated sublease income of $167,000.

     We lease a facility in Tempe, Arizona and sublease portions to other tenants. We lease approximately 4,400 square feet of a building for our Galveston location. The Galveston lease expires March 31, 2006. Approximately 44% of the Tempe leased facility is subleased through March 2005 with approximately 18% of the building is subleased through May 2005, which offsets our lease expense.

     The following table sets forth the obligated base payments, net of sublease income of $167,000 in 2005 (in thousands):

2005	$1,033
2006	1,149
2007	1,038

$3,220

     Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the clinical trials. We have $1.2 million accrued for services that have already been provided to the patients as of December 31, 2004. We have an additional commitment of $421,000 to the clinical sites for the completion of the trials during fiscal year 2005.

     On November 25, 2003, immediately prior to closing the Bone Device Business, we terminated our line of credit. We had not utilized this line of credit since it’s inception in February of 2000. At the time of termination, we were in compliance with any implied financial covenants.

11. LITIGATION

     OrthoLogic Corp. v. Maricopa County, Superior Court of the State of Arizona, Arizona Tax Court, No. TX2004-000657. On October 28, 2004, the Company filed a complaint and notice of tax appeal against Maricopa County. The Maricopa County Assessor valuated the Corporation’s leased property located at 1275 W. Washington St., Tempe, AZ 85281 and billed the Company in the amount of $228,574.40 for the 2004 personal property tax. The Company paid $114,288 of the property tax bill, and accrued $114,288 for the amount due through December 31, 2004. The leased property is owned by the City of Tempe and the underlying real property is owned by Salt River Project, an agricultural improvement district. The leased property was previously exempt from personal property taxes. Upon information and belief, the Company has been taxed pursuant to a recent change in the state taxation law that allows taxation in the name of the lessee or sublessee of otherwise tax exempt improvements located on land owned by an agricultural improvement district. The Company believes that this taxation is illegal and if legal, was applied incorrectly. The Company intends to pursue this matter vigorously.

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

12.	401(K) PLAN

     We adopted a 401(k) plan (the “Plan”) for our employees on July 1, 1993. We may make matching contributions to the Plan on behalf of all Plan participants, the amount of which is determined by the Board of Directors. We matched approximately $110,000, $110,000 and $95,000 in 2004, 2003, and 2002, respectively.

13.	CO-PROMOTION AGREEMENT - HYALGAN

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

14.	CONDENSED QUARTERLY RESULTS (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2004	2003	2004	2003	2004	2003	2004	2003
	(in thousands, except for per share data)
Net revenues	$—	$—	$—	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—	—	—	—
Income (loss) from Continuing Operations	(3,215)	(1,566)	(4,221)	(1,868)	(31,398)	(1,701)	(4,972)	(2,479)
Net income (loss)	$(3,215)	$142	$(4,221)	$558	$(29,350)	$506	$(4,972)	$71,230
Net income (loss) per share:
Basic	$(0.09)	$—	$(0.12)	$0.02	$(0.80)	$0.02	$(0.13)	$2.14
Diluted	$(0.09)	$—	$(0.12)	$0.02	$(0.80)	$0.02	$(0.13)	$2.07

     In November 2003 we sold the Bone Device Business. Results of operations prior to the sale are presented as discontinued operations. In August of 2004, we acquired substantially all the assets and intellectual property of CBI, resulting in a $25.8 million expense for In-process Research and Development. Cross footing the quarterly data may not result in the yearly totals due to rounding.

15.	SUBSEQUENT EVENTS

     We sold the CPM business in July, 2001, to OrthoRehab, Inc. Under the CPM Asset Purchase Agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc. We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million, with interest, to settle the contingent payment due to us, and all outstanding claims between the two companies. We have previously applied $917,000 towards the settlement. In February 2005, we received a settlement payment for $250,000. There will be no additional payments on the settlement.

     Schedule II Valuation and Qualifying Accounts 2004, 2003 and 2002

			Write-offs
	Balance at beginning	Charged to	and other	Balance at end
Valuation and Qualifying Accounts	of period	Expenses	adjustments	of period

Allowance for doubtful accounts:

Balance December 31, 2001	(5,780)
2002 Additions charged to expense		(1,956)
2002 Deductions to allowance			4,625
Balance December 31, 2002				(3,111)

Balance December 31, 2002	(3,111)
2003 Additions charged to expense		(2,286)
2003 Deductions to allowance			4,841
Balance December 31, 2003				(556)

Balance December 31, 2003	(556)
2004 Adjustments to expense		61
2004 Deductions to allowance			495
Balance December 31, 2004				0

Allowance for Inventory Shrinkage and Obsolescence:

Balance December 31, 2001	(722)
2002 Additions charged to expense		(241)
2002 Deductions to allowance			276
Balance December 31, 2002				(687)

Balance December 31, 2002	(687)
2003 Additions charged to expense		(48)
2003 Deductions to allowance			735
Balance December 31, 2003				0

Exhibit Index

Exhibit
No.	Description
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**