Form 10-K/A
period 2004-12-31
ORTHOLOGIC CORP
filed 2005-03-15
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission files number: 0-21214

ORTHOLOGIC CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0585310 (IRS Employer Identification No.)

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant’s common stock as reported on the NASDAQ National Market on February 25, 2005 was approximately $181,695,810. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     Documents incorporated by reference: Portions of the registrant’s proxy statement related to its 2005 annual meeting of stockholders to be held on April 15, 2005 are incorporated by reference into Part II and III of this Form 10-K.

     The number of outstanding shares of the registrant’s common stock on February 9, 2005 was 38,011,642.

Explanatory Note

On February 28, 2005, OrthoLogic Corp. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2004 (the “2004 Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A to amend the original 2004 Form 10-K by replacing Exhibits 31.1 and 31.2 thereto with the corrected versions of these Exhibits submitted herewith. The original Exhibits 31.1 and 31.2 mistakenly omitted paragraph 4b regarding internal control over financial reporting and the introductory language in paragraph 4 of the certifications that refers to the certified officers’ responsibility for establishing and maintaining internal control over financial reporting for the registrant. The Company hereby amends the 2004 Form 10-K by resubmitting corrected versions of Exhibits 31.1 and 31.2 with the Amendment to correct these inadvertent clerical errors. This Amendment does not reflect events occurring after the filing of the original 2004 Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOLOGIC CORP.
Date: March 14, 2005	By	/s/ Thomas R. Trotter

Thomas R. Trotter
President and Chief Executive Officer