Form 10-Q
period 2005-03-31
ORTHOLOGIC CORP
filed 2005-05-10
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☑ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

38,022,307 shares of common stock outstanding as of April 29, 2005.

ORTHOLOGIC CORP.
(A Development Stage Company)
INDEX

		Page No.
Part I	Financial Information

	Item 1. Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Statements of Operations for the Three months ended March 31, 2005 and 2004	4

	Statements of Cash Flows for the three months ended March 31, 2005 and 2004	5

	Notes to Unaudited Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

	Item 4. Controls and Procedures	32

Part II	Other Information

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 4. Submission of Matters to a Vote of Security Holders	33

	Item 6. Exhibits	34
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT

PART I – Financial Information

Item 1. Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)

BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$29,993	$38,377
Short-term investments	61,828	53,642
Accounts receivable, net	29	34
Prepaids and other current assets	1,104	1,019

Total current assets	92,954	93,072

Furniture and equipment, net	424	478
Escrow receivable, net	6,857	6,828
Long-term investments	5,347	11,558
Deferred income taxes – non-current	1,106	1,106
Trademarks	2,142	2,142

Total assets	$108,830	$115,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501	$833
Accrued compensation	302	648
Accrued taxes	80	114
Excess space reserve	461	559
Accrued clinical	1,230	1,236
Other accrued liabilities	706	727

Total current liabilities	3,280	4,117
Deferred rent and capital lease obligation	119	137

Total liabilities	3,399	4,254

Stockholders’ Equity
Common stock, $.0005 par value; 100,000,000 and 50,000,000 shares authorized; 38,211,642
and 38,011,642 shares issued and outstanding	19	19
Additional paid-in capital	170,905	170,905
Accumulated deficit	(65,493)	(59,994)

Total stockholders’ equity	105,431	110,930

Total liabilities and stockholders’ equity	$108,830	$115,184

See notes to the financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

			As a Development
	Three months ended March 31,		Stage Company
OPERATING EXPENSES	2005	2004	8/5/04 –3/31/05

General and administrative	$910	$555	$2,788
Research and development	5,403	3,371	13,483
CPM divestiture and related gains	(250)	(111)	(375)
CBI in process research and development	0	0	25,840

Total operating expenses	6,063	3,815	41,736
Interest income, net	552	306	1,303

Loss from continuing operations before taxes	(5,511)	(3,509)	(40,433)
Income tax benefit	(12)	(294)	(654)

Net loss from continuing operations	(5,499)	(3,215)	(39,779)
Discontinued operations (Note 3)
Net gain on the sale of the Bone Device Business, net of tax benefit of ($363)	0	0	2,048

Net income from discontinued operations	0	0	2,048

NET LOSS	$(5,499)	$(3,215)	$(37,731)

Per Share Information:
Net loss from continuing operations
Basic	$(0.14)	$(0.09)

Diluted	$(0.14)	$(0.09)

Net income from discontinued operations
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net loss
Basic	$(0.14)	$(0.09)

Diluted	$(0.14)	$(0.09)

Basic and diluted shares outstanding	38,047	34,310

     See notes to the financial statements

     ORTHOLOGIC CORP.

(A Development Stage Company)
STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

			As a Development
	For three months ended March 31,		Stage Company
	2005	2004	8/5/2004 - 3/31/2005

OPERATING ACTIVITIES
Net loss	$(5,499)	$(3,215)	$(37,731)
Non Cash items:
Depreciation and amortization	59	70	118
Escrow account amortization		(29)	(48)
Performance based stock options			(56)
Deferred tax asset			(336)
Gain on sale of bone stimulator business			(2,048)
CBI in process R&D			25,840
Net change in assets and liabilities:
Accounts receivable	5	444	57
Prepaids and other current assets	(85)	(207)	367
Deposits and other assets			(75)
Accounts payable	(332)	464	(219)
Accrued liabilities	(523)	(2,191)	260

Cash flows used in operating activities	(6,404)	(4,691)	(13,815)

INVESTING ACTIVITIES
Expenditures for equipment and furniture	(5)	(32)	(56)
Cash paid for assets of CBI			(3,668)
Purchases of investments	(15,135)	(21,181)	(59,701)
Maturities of investments	13,160	4,863	50,464

Cash flows used in investing activities	(1,980)	(16,350)	(12,961)

FINANCING ACTIVITIES
Net proceeds from stock exercises		3,798	1,362

Cash flows provided by financing activities		3,798	1,362

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,384)	(17,243)	(25,414)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,377	82,357	55,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,993	$65,114	$29,993

Supplemental Disclosure of Non-Cash Investing Activities
Cash paid during period for Interest	—	$2	—
Cash paid during period for Income taxes	—	$1,474	—
CBI Acquisition
Current assets acquired			$29
Trademarks acquired			2,142
Liabilities acquired			(140)
Original investment reversal			(750)
In-process R&D acquired			25,840
Common stock issued for acquisition			(23,453)

Cash paid for CBI acquisition			$3,668

See notes to the financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the business.

     OrthoLogic is a drug development company focused on the healing of musculoskeletal, orthopedic, dermal and cardiovascular tissue through biopharmaceutical approaches. Our research is focused exclusively on the potential commercialization of our Chrysalin® Product Platform. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for blood clotting and acceleration of the natural cascade of healing events in both soft tissue and bone repair.

     On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock (See Note 2). We became a development stage entity commensurate with the acquisition.

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

     As of March 31, 2005, we had cash and cash equivalents of $30.0 million, short-term investments of $61.8 million and long-term investments of $5.3 million. We will be relying on these resources to fund the current development, testing and commercialization of our Chrysalin Product Platform. If we accelerate the development of our gel and microsphere formulations to initiate potential studies in the area of diabetic foot ulcer healing, spinal fusion and cartilage defect repair, we will need to obtain additional funding, through the possible sale of securities, licensing agreements, or other sources of funding, to continue our development program.

     In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp. and its subsidiaries. References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

Financial Statement Presentation

     In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations,

and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The balance sheet as of December 31, 2004 is derived from our audited financial statements included in the 2004 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report on Form 10-K.

     Development stage. Upon our acquisition of CBI on August 5, 2004, we became a development stage entity, which requires the cumulative presentation of operations since August 5, 2004. Discontinued operations relate to the sale of the Company’s bone device business in November 2003.

     Use of estimates. The significant estimates include the Chrysalis Biotechnology, Inc. purchase price allocation, discontinued operations, representations and warranties reserve, income taxes, contingencies, litigation, accrued clinical and excess space reserve.

     A. Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less. Auction-rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction-rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The Company had previously classified its auction-rate securities as cash equivalents based on the period from the purchase date to the first reset date. The Company has reclassified $2.0 million of auction-rate securities from cash equivalents to short-term marketable securities for the periods ended March 31, 2005 and December 31, 2004.

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

     C. Excess Space Reserve. We lease a facility in Tempe, Arizona and sublease portions to other tenants. We have established a reserve for the period the sublease space is anticipated to be vacant. In the opinion of management, the reserve balance of $488,000 net a discount of $27,000 at March 31, 2005 is appropriate to allow for the portion of the building that we may not have leased to a tenant.

     D. Income taxes. Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdictions. Pursuant to SFAS No. 109, we have determined that the majority of the deferred tax assets at March 31, 2005 require a valuation allowance. We believe it is more likely than not that we will have taxable income in the future, therefore, we believe the remaining deferred tax asset of $1.1 million will be realized as it relates to alternative minimum tax credits that do not expire.

     E. Research and development. Research and development represents costs incurred internally for research and development activities, costs incurred to fund the research activities we have contracted externally and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.

     F. Accrued Clinical. Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $1.2 million accrued for services that have already been provided to the patients at March 31, 2005. We have an additional commitment of $627,000 to the clinical sites for the completion of the trials for those patients already enrolled.

     G. Stock-based compensation. At March 31, 2005, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In the quarter ended March 31, 2004 we recorded a reduction of approximately $56,000 in compensation expense related to the vesting of the performance-based options.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. We have provided the required additional annual disclosures below which illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share data).

	Three months ended March 31,
	2005	2004
Estimated weighted-average fair value of options granted during the period	$2.66	$2.45

Net loss attributable to common stockholders:
As reported	$(5,499)	$(3,215)
Stock based compensation expense	(172)	(600)

Pro forma	$(5,671)	$(3,815)

Basic net loss per share:
As reported	$(0.14)	$(0.09)
Pro forma	$(0.15)	$(0.11)
Diluted net loss per share:
As reported	$(0.14)	$(0.09)
Pro forma	$(0.15)	$(0.11)
Black Scholes model assumptions:
Risk free interest rate	3.9%	2.4%
Expected volatility	44%	50%
Expected term	2.7 Years	2.7 Years
Dividend yield	0%	0%

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

     H. Loss per common share. Loss per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive.

     I. Discontinued operations. Under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualified as a component of the entity under the standard as of the November 26, 2003 sale date. Therefore, the gain on the sale of the Bone Device Business have been presented as discontinued operations in the financial statements.

     J. Recognition of escrow receivable and indemnification. The $7.5 million of the purchase price payable to us from dj Orthopedics, LLP related to the sale of the Bone Device Business was required to be placed in escrow. In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN

45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. We issued certain representations and warranties in conjunction with the sale of Bone Device Business and initially determined the discounted fair value to be approximately $1.9 million. Fair value was based on management estimates of future probable cash flows discounted at four percent, which represented the company’s rate of borrowing at the time of sale. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow. Based on the elimination of most of the potential exposure to the risks in the representations and warranties in the asset purchase agreement governing the sale of the Bone Device Business during 2004, the reserve was decreased and is included in net gain on the sale of the Bone Device Business in the statement of operations, leaving a net reserve of approximately $237,000.

     K. New Accounting Pronouncements.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123®, Share-Based Payment (“SFAS No. 123®”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. SFAS No. 123® is effective for all years beginning after June 15, 2005, and, thus, will be effective for us beginning with the first quarter of fiscal year 2006. We are currently evaluating the impact of SFAS No. 123® on our financial condition and results of operations. See Note 1 for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. We will be required to adopt SFAS No. 153 beginning in the first quarter of fiscal 2006. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial condition or results of operations.

     L. Certain reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the 2005 presentation.

2. ASSET ACQUISITION OF CHRYSALIS BIOTECHNOLOGY, INC.

     In January 1998, we acquired a minority equity investment (less than 10%) in CBI for $750,000. As part of the transaction, we were awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid synthetic peptide that had shown promise in accelerating the healing process.

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

3. INVESTMENTS AND FAIR VALUE DISCLOSURES

     At March 31, 2005 marketable securities consisted of municipal and corporate bonds and ARS, and were classified as held-to-maturity and as available-for-sale securities, respectively. Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

     A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

Investments with maturities – Short-term	March 31,	December 31,

	2005	2004

Amortized cost	$61,828	$53,642
Gross unrealized (loss) gain	(244)	(110)

Fair value	$61,584	$53,532

Investments with maturities – Long term	March 31,	December 31,

	2005	2004

Amortized cost	$5,347	$11,558
Gross unrealized (loss) gain	(49)	(74)

Fair value	$5,298	$11,484

     The fair values were determined by reference to quoted market prices. On March 31, 2005 we held one security that was considered a trading security, and was therefore recognized at a market value of $48,612.

     For our cash and cash equivalents, the carrying amount is assumed to be the fair market value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of the short maturity of the portfolios. Our long-term investments mature within one year of our short term investments. Therefore, management believes the fair values approximate the carrying values of these financial instruments.

4. LITIGATION

     OrthoLogic Corp. v. Maricopa County, Superior Court of the State of Arizona, Arizona Tax Court, No. TX2004-000657. On October 28, 2004, the Company filed a complaint and notice of tax appeal against Maricopa County. The Maricopa County Assessor valuated the Corporation’s leased property located at 1275 W. Washington St., Tempe, AZ 85281 and billed the Company in the amount of $229,000 for the 2004 personal property tax. The Company has paid $229,000 of the property tax bill for 2004, and accrued $57,000 for the amount due through March 31, 2005. The leased property is owned by the City of Tempe and the underlying real property is owned by Salt River Project, an agricultural improvement district. The leased property was previously exempt from personal property taxes. Upon information and belief, the Company has been taxed pursuant to a recent change in the state taxation law that allows taxation in the name of the lessee or sublessee of otherwise tax-exempt improvements located on land owned by an agricultural improvement district. The Company believes that this taxation is illegal and if legal, was applied incorrectly. The Company intends to pursue this matter vigorously.

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

     The following is management’s discussion of significant events in the quarter ended March 31, 2005 and factors that affected OrthoLogic’s interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on

Form 10-K for the year ended December 31, 2004 and the “Special Note Regarding Forward Looking Statements” below, following “Liquidity and Resources.”

Overview

     On November 26, 2003, we sold our Bone Device Business, which included all our revenue producing operations. After the sale, we continued our research of Chrysalin in orthopedic indications. On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications. We are now a drug development company focused on the healing of musculoskeletal, orthopedic, dermal and cardiovascular tissue through biopharmaceutical approaches, and are considered a development stage company. Our research is focused exclusively on the potential commercialization of our Chrysalin Product Platform. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for blood clotting and acceleration of the natural cascade of healing events in both soft tissue and bone repair. The Chrysalin molecule serves as the basis for a family of potential therapeutic products we refer to collectively as the “Chrysalin Product Platform.” We are reviewing the following potential medical applications for Chrysalin:

•	fracture repair;

•	diabetic ulcer healing;

•	spine fusion;

•	cartilage defect repair;

•	cardiovascular repair, and

•	ligament and tendon repair.

     We believe these potential indications represent market opportunities in key areas of unmet medical needs and we are developing Chrysalin formulations that may address these markets.

     Research and Development of the Chrysalin Product Platform

     Fracture Repair

     We completed patient enrollment in our Phase 3 human clinical trial evaluating the efficacy of Chrysalin in patients with unstable and/or displaced distal radius (wrist) fractures in May 2005. We enrolled a total of 502 study patients in 27 health centers throughout the United States. This primary efficacy endpoint in the trial is to measure how quickly wrist fractures in patients injected with Chrysalin heal, as measured by the removal of immobilization, which allows the patients to initiate hand therapy and regain full function of their wrists and hands. The clinical trial’s secondary efficacy endpoints include radiographic healing, as well as clinical, functional, and patient outcome parameters. To date, there have been no adverse events related to Chrysalin reported in this Phase 3 trial. We are currently collecting the data for the Phase 3 study and data permitting, expect to release initial efficacy results in the first half of 2006.

     We are also conducting a Phase 2b human clinical trial to provide dosing information to support our potential future fracture repair new drug application (“NDA”). In the quarter ended March 31, 2005, we experienced a supply disruption of the injectible form of Chrysalin used in the Phase 2b dose-ranging human clinical trial. This interruption was resolved by amending the investigational new drug (“IND”) application protocol for the Phase 2b trial to utilize a different supply source of Chrysalin. Enrollment in this trial has been slowed as we continue to obtain Institutional Review Board (“IRB”) approval of the amended protocol from the clinical trial sites.

     Diabetic Foot Ulcer Healing

     Our preclinical studies and initial Phase 1/2 human clinical trial evaluated Chrysalin as a potential product for diabetic ulcer healing in a saline formulation. We are currently developing a gel formulation for a Chrysalin-based product candidate for diabetic foot ulcer healing. The start date for our next human clinical trial for this indication will depend on successful completion of the gel formulation work and formulation-bridging preclinical studies, and the submission of a formulation amendment to the existing and active IND for this indication.

     Spine Fusion

     Our preclinical studies on spine fusion address questions of safety and efficacy when the Chrysalin peptide is used for spine fusion surgeries. OrthoLogic is currently collecting data from its pilot Phase 1/2 clinical trial for spine fusion, which completed enrollment in the spring of 2004. We expect to have preliminary results this summer. To date, there have been no adverse events in this trial that were reported to be related to Chrysalin and patient follow-up has been excellent.

     Cartilage Defect Repair

     OrthoLogic has completed several steps necessary to submit an IND application for a Chrysalin-based product candidate for cartilage defect repair. Data permitting, we plan to submit an IND to the FDA to begin a human clinical trial for this indication.

     Cardiovascular Repair

     OrthoLogic is evaluating various delivery mechanisms for a Chrysalin product candidate for myocardial revascularization, as well as completing a series of preclinical studies to support clinical development for this indication.

     Ligament and Tendon Repair

     We began our first Chrysalin preclinical tendon repair study in collaboration with an academic institution. We expect to have data from this study during 2005.

     Outlook

     The process to obtain regulatory approval from the FDA to market a new drug is long and expensive, requiring FDA permission to proceed from one step to the next. The FDA approval process culminates in the FDA’s acceptance of a NDA, after which the new drug may be marketed to the public. Because the drug approval process is a long, multi-step procedure and a company’s progress through the process depends highly on the findings of the studies conducted at each step, it is not possible to predict an anticipated new drug application filing date or ultimate commercialization date with any confidence until quite far along in the process.

     Our development plans for the fracture repair indication had projected a potential NDA filing, data and patient enrollment permitting, before the end of 2006. Due to 1) slower enrollment in the Phase 3 human clinical trial; 2) the supply disruption of the Chrysalin-based injectable for the Phase 2b study, which resulted in a delay of patient enrollment; and 3) a more conservative FDA drug approval process, we do not anticipate a NDA filing for the fracture repair will occur in 2006. Furthermore, we will be unable to project when a potential NDA filing for this indication will occur prior to conducting a meeting with the FDA in the first half of 2006 to discuss preliminary efficacy data derived from the Phase 3 trial. At that time, we will have significantly more visibility in projecting the timeframe to file a NDA for this indication.

     Due to the unpredictable timing and path a research project takes to reach the NDA phase, we cannot provide estimates for the cost for any indication to reach the NDA phase until the research is quite advanced. For our acceleration of fracture repair indication, we expect to spend approximately $45 million to complete our current Phase 3 clinical trial and our Phase 2b trial. Upon successful completion of these studies, we may conclude additional research and development is needed to prepare our NDA filing. The actual funds needed may change substantially based on the results of the studies, questions from the FDA that require us to do other studies, changes in regulations and a number of other factors that are out of our control. We expect to increase our 2005 research and development expenses to approximately $28.0 million from our 2004 total of $17.1 million. We expect our aggregate 2005 cash expenditures for all our expenses to be approximately $32.0 million, which will be offset by the expected receipt of the $7.0 million escrow receivable from the sale of our bone growth stimulation business in 2003. Our $32.0 million estimate is based on current research and development plans and expected enrollment in the Phase 2b human clinical study. We are assuming our annual cash expenditures will continue to increase as we complete the fracture repair studies to support a NDA filing. If we accelerate the development of our gel and microsphere formulations to initiate potential studies in diabetic foot ulcer healing, spinal fusion and cartilage defect repair, we will need to obtain additional funding, through the possible sale of securities, licensing agreements, or other sources of funding, to continue our development program.

     OrthoLogic cautions that its future cash expenditure levels are difficult to estimate. The estimates for research and development expenditures and aggregate annual expenditures given above are based on a number of assumptions concerning the number of research projects OrthoLogic pursues, the pace at which it pursues them, the indications that are prioritized, the quality of the data collected and the requests of the FDA to expand, narrow or conduct additional clinical trials and data analysis. Changes in any of these assumptions can change OrthoLogic’s estimated cash expenditure levels significantly.

Critical Accounting Policies and Estimates

     Income Taxes: SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset. We believe it is more likely than not that we will have taxable income in the future, therefore, we believe the remaining deferred tax asset of $1.1 million will be realized as it relates to alternative minimum tax credits that do not expire.

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

     Liability for Representations and Warranties Made in Conjunction with the Sale of the Bone Device Business: Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” indemnifications, representations and warranties issued in conjunction with the sale of a business are required to be valued and recorded in the financial statements. We made certain representations and warranties in conjunction with the sale of the Bone Device Business and determined the discounted fair value to be approximately $1.9 million at the time of closing the sale. We received updated information during the third quarter of 2004 that eliminated most of the potential exposure of the representations and warranties in the Asset Purchase Agreement pursuant to which the Bone Device business was sold, substantiating a decrease in the reserve of approximately $1.7 million, leaving a net reserve of approximately $237,000. This decrease in the reserve resulted in an additional $1.7 million gain to be recognized on the sale of the Bone Device Business. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow.

     Excess Space Reserve: We lease a facility in Tempe, Arizona. This approximately 100,000 square foot facility is designed and constructed for industrial purposes and is located in an industrial district. We have subleased approximately 13,500 square feet of the building to a third party through May 2005 and another 18,900 through March 2005. We believe the facility is well-maintained and adequate for use in the foreseeable future. We believe the remainder of the facility that we are using is suitable for our purposes and is effectively utilized. While we believe the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that a new lessee will assume the remaining lease obligation. At March 31, 2005 the reserve balance totaled $488,000, net a discount of $27,000 to accrue for the period the available sublease space is anticipated to be vacant. In the opinion of management, the reserve balance is adequate to allow for time necessary to secure an additional tenant for the building.

     Accrued Clinical: Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $1.2 million accrued for services that have already been provided to the patients as of March 31, 2005. We have an additional commitment of $627,000 to the clinical sites for the completion of the trials.

Results of Operations Comparing Three-Month Period Ended March 31, 2005 to the Corresponding Period in 2004.

     Revenues, Cost of Revenues and Gross profits: We had no revenues, costs of revenues, or gross profit from continuing operations in the first quarter of 2005 or 2004. Our former bone stimulation device business revenue is included as discontinued operations and is presented reflecting only the net income after tax under the line item “Income from operations of Bone Device Business, net of taxes.”

     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations increased by 64% from $555,000 in the first quarter of 2004 to $910,000 in the first quarter of 2005. Our administrative expenses during the first quarter of 2005 were higher then the same period of 2004 primarily as a result of the addition of the Galveston, Texas location with the acquisition of the CBI assets in August of 2004.

     Research and Development Expenses: Research and development expenses were $5.4 million for the first three months in 2005 compared to $3.4 million for the first three months in 2004. Our research and development expenses rose 60% in the first quarter of 2005 over the same period in 2004 primarily due to the increase in the number of patients enrolled in our Phase 3 human clinical trial and commencement of our Phase 2b dose-ranging trial for fracture repair. In addition, we increased our investment in research for new indications and related formulations after we purchased CBI. The primary focus of our current research and development work is our fracture repair indication. Following fracture repair, the second primary area of focus is the gel formulation work for a Chrysalin-based product candidate for diabetic foot ulcer healing. Our research emphasis is always subject to change based on the results of our studies and market forces, but we currently expect to continue to expand these programs. In 2005, we expect our research and development expenses to increase from the 2004 total of $17.1 million to approximately $28.0 million.

     CPM Divestiture and Change in Estimated Collectibility of CPM Receivables: We sold the continuous passive motion (“CPM”) business in July 2001, to OrthoRehab, Inc. Under the CPM asset purchase agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc. We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million, with interest, to settle the contingent payment due to us, and all outstanding claims between the two companies. We had previously applied $917,000 towards the settlement. In February 2005, we received a settlement payment for $250,000. There will be no additional payments on the settlement.

     Interest Income, Net: Interest Income, net increased from $306,000 in the first quarter of 2004 to $552,000 in the first quarter of 2005. The net increase in interest income is due to the increase in interest rates between the two periods.

     Net Loss: We incurred a net loss in the first three months of 2005 of $5.5 million compared to a net loss of $3.2 million in the first three months of 2004. The net loss in the first quarter of 2005 is primarily related to the increased spending on our research and development programs totaling $5.4 million. The net loss in 2004 is also comprised primarily of the spending on research and development programs totaling $3.4 million for the quarter.

Liquidity and Capital Resources

     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. However, with the sale of our bone stimulation device business in November 2003, we sold all of our revenue producing operations. Since that time, we have relied on our cash and investments to finance all our operations, the focus of which is research and development of our Chrysalin Product Platform. At March 31, 2005, we had cash and cash equivalents of $30.0 million, short-term investments of $61.8 million and long-term investments of $5.3 million.

     We currently do not expect to make significant capital investments during the remainder of 2005, but anticipate increasing our research and development expenditures related to the human clinical trials for Chrysalin in fracture repair and for further studies in diabetic foot ulcers, articular cartilage repair and cardiovascular indications. We expect our annual research and development expenses to increase from $17.1 million in 2004 to approximately $28.0 during 2005. Based on current research and development plans, we expect our 2005 cash expenditures to be approximately $32.0 million. Assuming the collection of the $7.0 million escrow balance, our net cash expenditures will be approximately $25.0 million for 2005. If we accelerate the development work for the other indications, we will need to obtain additional funding, through the possible sale of securities, licensing agreements, or other sources of funding, to continue our development program.

     Our decision to accelerate the development of additional indications for Chrysalin, and possibly identify other areas of interest for our research program, will require us to identify other resources of capital to continue our research programs. However, the timing and amounts of cash used will depend on many factors, including our ability to continue to control our expenditures related to our current research and development programs, the possibility of expanding our clinical trials or the possibility of considering other opportunities in the market.

     Our fracture repair indication studies currently make up the largest portion of our research and development expenses. We have estimated we will spend approximately $45 million more to complete our current Phase 3 and our Phase 2b clinical trials. If the results from the studies are not favorable or the FDA requires additional studies that delay our ability to complete a NDA filing, we may have to reallocate funding away from other indication research projects, delaying their development, or pursue other funding. Because research in our other indications is at an earlier phase than our fracture repair indication and the research process is long and highly unpredictable, we cannot currently estimate the cost related to the research and development of the other indications.

     The following table sets forth all known commitments as of March 31, 2005 and the year in which these commitments become due or are expected to be settled (in thousands):

Year	Operating Leases (1)	Other (2)	Total (3)

2005	$866	$4,026	$4,892
2006	$1,149	—	$1,149
2007	$1,038	—	$1,038

Total	$3,053	$4,026	$7,079

(1)	A lease commitment of $3.1 million refers to our real property leases in Tempe, Arizona and Galveston, Texas. In Tempe, we occupy approximately 20% of the building. Approximately 44% of the facility is subleased through March 2005 and 18% is subleased through May of 2005.

(2)	Includes the accrued clinical expenses of $1.2 million for services that have been provided to the patients. An additional commitment of $627,000 will be due to clinical sites for the completion of the trials, assuming the patients currently enrolled complete the trial protocol, and is reflected in the total liabilities table above.

(3)	We anticipate paying all our liabilities with our cash resources.

Risks

     OrthoLogic may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

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

     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, business strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Risks of our Business

We are a biopharmaceutical company with no revenue generating operations and high investment costs.

     We expect to incur losses for a number of years as we expand our research and development projects. There is no assurance that our current level of funds will be sufficient to support all research expenses to achieve commercialization of any of our product candidates. On November 26, 2003, we sold all of our revenue generating operations. We are now focused on developing and testing the product candidates in our Chrysalin Product Platform and have allocated most of our resources to bringing these product candidates to the market. We may invest in other orthobiologic or complementary technology in the future, but we have no current specific plans to do so at this time. We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase as we expand our research and development activities and incur significant expenses for clinical trials. Our cash reserves, including the cash received from the sale of our bone growth stimulation device business in November 2003, are the primary source of our working capital. As of the end of the 2004 fiscal year, our cash and investments were approximately $103.6 million. At the end of the first quarter of 2005, our cash and investments were $97.2 million. Based on current research and development plans, we anticipate 2005 cash expenditures to be approximately $32 million, which will be offset by cash receipts from the anticipated receipt of the $7.0 million escrow payment. If we accelerate the development work for the other indications, we will need to obtain additional funding, through the possible sale of securities, licensing agreements, or other sources of funding to continue our development program.

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

     Our rights to the development, use and marketing of all of our therapeutic products within the Chrysalin Product Platform were previously governed by a series of sub-licensing agreements from Chrysalis Biotechnology, Inc. Upon the closing of the 2004 acquisition, the license agreements with Chrysalis were replaced by a direct license agreement with the University of Texas, which we and Chrysalis negotiated in conjunction with the acquisition. Under this direct license, we expanded our previous license for Chrysalin from a license for only orthopedic indications to a license for any and all indications. In return, we must pay the University of Texas continuing royalties and sublicense fees for any income received under the Chrysalin license. We are currently required to pay various other fees in connection with filing and maintaining patents. The license agreement will expire upon the expiration of all licensed patents, and is not subject to termination by the University of Texas, except for fraud by us or a payment default following assignment of the license by us. If we lose our rights to Chrysalin under the license agreement, we would be unable to continue our product development programs and our business and prospects would be materially harmed.

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

     As a small company with 40 employees, our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials. We are most highly dependent on the services of Dr. James Ryaby, our Senior Vice-President and Chief Technology Officer, whom we consider our key scientific employee. A long time employee of OrthoLogic, Dr. Ryaby oversees all of our clinical trials. Like all companies in our field, we face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more members of our current management team or any of our scientific personnel, could delay our business plan. The loss of Dr. Ryaby could cause a substantial delay in implementing our business plan. We do not maintain key man insurance on Dr. Ryaby.

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

     As with all clinical trials, we are subject to the risk that patients enrolled in our clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events, which may or may not be judged related to our product candidates under evaluation. We are subject to the risk that if a large number of patients in any one of our studies discontinue their participation in the study, the results from that study may not be positive or may not support a NDA for regulatory approval of our product candidates.

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

     In order to obtain FDA approval to commercialize any product candidate, a NDA must be submitted to the FDA demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication. Our regulatory submissions may be delayed, or we may cancel plans to make submissions for product candidates for a number of reasons, including:

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

     Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for various treatments for or involving fracture repair, diabetic ulcer healing, spine fusion surgery, cartilage defect repair, cardiovascular repair and ligament and tendon repair. Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We are currently aware of the following development efforts by our competitors:

•	Acceleration of Fracture Repair: While there is currently no drug product approved by the FDA for acceleration of fracture repair, at least one large pharmaceutical company, Pfizer, Inc., received FDA clearance to begin human clinical trials in the United States for this indication.

•	Diabetic Ulcer Healing: To our knowledge, there are two corporate sponsored clinical trials underway on new drug substances for diabetic ulcer healing. These early stage clinical trials are being conducted by Genentech on recombinant human vascular endothelial growth factor, and by King Pharmaceuticals on an adenosine A2A receptor agonist. One gene therapy company, Selective Genetics, has initiated an early stage human clinical trial on platelet derived growth factors in the United States for the diabetic ulcer indication.

•	Spine Fusion: Although there are already many products approved by the FDA for use in spinal fusion, only two approved products, InFuse from Medtronic and OP-1 from Stryker, both bone morphogenetic proteins (“BMPs”), include a bioactive component. We believe other growth factor-based products are in the development stage, and may be in human clinical trials in the United States.

•	Cartilage Defect Repair: Several products with bioactive components are in the development stage for this indication, including BMPs. However, we believe no company has yet received FDA authorization to begin human clinical trials in the United States for this indication.

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

     We had no debt outstanding and no derivative instruments at March 31, 2005.

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

     We have deposited our cash with national banking institutions, which we believe are stable. Even though our accounts in each of these banks have balances in excess of the $100,000 limit that is insured by the Federal Deposit Insurance Corporation, we believe these accounts are not subject to significant market risk due to bank failure.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

     There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In connection with the execution of an employment agreement with our new President and Chief Executive Officer, Dr. James M. Pusey, on March 3, 2005, we granted to Dr. Pusey 200,000 unregistered shares of restricted stock which are subject to performance based vesting criteria and options to purchase 300,000 shares of common stock outside our 1997 Stock Option Plan. We issued the restricted shares, which are subject to restrictions on transferability and forfeiture, and granted the options without registration in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of the stockholders of the Company was held on April 15, 2005 to vote on:

•	Proposal 1: The election of two directors as Class II directors to serve until the Annual Meeting of Stockholders to be held in the year 2008 or until their respective successors are elected;

•	Proposal 2: A proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000; and

•	Proposal 3: A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

The results were as follows:

			Withheld		Broker Non-
	For	Against	Authority	Abstained	Votes
Proposal 1:
John M. Holliman, III	34,185,129		1,111,683
Augustus A. White III., M.D., Ph.D.	34,258,124		1,038,688
Proposal 2:
Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000	33,022,478	1,918,470		355,864
Proposal 3:
Ratify and approve the appointment of Deloitte & Touche LLP	33,952,401	993,954		350,457

A more detailed discussion of each proposal is included in the OrthoLogic Corp. Proxy Statement for the 2005 Annual Meeting of Stockholders.

Directors continuing in office are Stuart H. Altman, Ph.D., Michael D. Casey, Fredric J. Feldman, Ph.D., Elwood D. Howse, Jr., Augustus A. White III, M.D., Ph.D., John M. Holliman III and Dr. James M. Pusey, who was appointed by the Company’s Board of Directors at its April 15, 2005 meeting to fill the vacancy caused by the departure of Thomas R. Trotter.

Item 6. Exhibits

     See Exhibit List following this report

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ James M. Pusey James M. Pusey	President and Chief Executive Officer (Principal Executive Officer)	May 9, 2005
/s/ Sherry A. Sturman Sherry A. Sturman	Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 9, 2005

OrthoLogic Corp.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2005

Exhibit			Filed
No.	Description	Incorporated by Reference To:	Herewith

3.1	Amended and Restated Certificate of Incorporation, executed April 15, 2005		X

3.2	Amended Certificate of Designation of Series A Preferred Stock, executed April 15, 2005		X

3.3	Bylaws of the Company	Exhibit 3.4 to Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993

4.1	Rights Agreement dated as of March 4, 1997, between the Company and Bank of New York, and Exhibits A, B and C thereto	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 6, 1997

4.2	1987 Stock Option Plan of the Company, as amended and approved by stockholders(1)	Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended June 30, 1997 (“June 1997 10-Q”)

4.3	1997 Stock Option Plan of the Company(1)	Exhibit 4.5 to the Company’s June 1997 10-Q

10.1	Actions by the Board related to the maximum 2005 discretionary cash bonus to Sherry A. Sturman(1)		X

10.2	Actions by the Board related to the 2005 base salary compensation of James T. Ryaby(1)		X

10.3	Actions by the Board related to the maximum 2005 discretionary cash bonus to James T. Ryaby(1)		X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14		X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Furnished herewith

(1) Management contract or compensatory plan or arrangement