Form 10-Q
period 2005-06-30
ORTHOLOGIC CORP
filed 2005-08-09
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
38,324,742 shares of common stock outstanding as of July 30, 2005.

ORTHOLOGIC CORP.
(A Development Stage Company)
INDEX

			Page No.
Part I	Financial Information

	Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of June 30, 2005 and December 31, 2004		3

	Condensed Statements of Operations for the three and six months ended June 30, 2005 and June 30, 2004		4

	Condensed Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004		5

	Notes to Unaudited Condensed Financial Statements		6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

	Item 4.	Controls and Procedures	31

Part II	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	32
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32

PART I — Financial Information
Item 1. Financial Statements
PART I – Financial Information
Item 1. Financial Statements
BALANCE SHEETS
ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$34,733	$38,377
Short-term investments	49,847	53,642
Prepaids and other current assets	1,478	1,053

Total current assets	86,058	93,072

Furniture and equipment, net	458	478
Escrow receivable, net	6,895	6,828
Long-term investments	6,500	11,558
Deferred income taxes – non-current	1,106	1,106
Trademarks and patents	2,351	2,142

Total assets	$103,368	$115,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,243	$833
Accrued compensation	566	648
Accrued property taxes	114	114
Excess space reserve	160	559
Accrued clinical	1,111	1,236
Other accrued liabilities	1,034	727

Total current liabilities	4,228	4,117
Deferred rent and capital lease obligation	101	137
Non-current portion of excess space reserve	174	0

Total liabilities	4,503	4,254

Stockholders’ Equity
Common stock, $.0005 par value; 100,000,000 and 50,000,000 shares authorized; 38,224,742 and 38,011,642 shares issued and outstanding	19	19
Additional paid-in capital	170,949	170,905
Accumulated deficit	(72,103)	(59,994)

Total stockholders’ equity	98,865	110,930

Total liabilities and stockholders’ equity	$103,368	$115,184

See notes to the condensed financial statements

STATEMENTS OF OPERATIONS
OrthoLogic Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ending June 30,		Six months ending June 30,		Stage Company
	2005	2004	2005	2004	8/5/2004 - 6/30/2005

OPERATING EXPENSES
General and administrative	$1,273	$616	$2,183	$1,171	$4,061
Research and development	5,991	3,987	11,394	7,358	19,474
CPM divestiture and related gains	0	(81)	(250)	(192)	(375)
CBI in process research and development	0	0	0	0	25,840

Total operating expenses	7,264	4,522	13,327	8,337	49,000

Other income, net	654	301	1,206	607	1,957

Loss from continuing operations	(6,610)	(4,221)	(12,121)	(7,730)	(47,043)

Income tax benefit	0	0	(12)	(294)	(654)

Net loss from continuing operations	(6,610)	(4,221)	(12,109)	(7,436)	(46,389)

Discontinued operations

Net gain on the sale of the bone device business, net of taxes of $0, $0, $0, $0, ($363) respectively	0	0	0	0	2,048

Net income from discontinued operations	0	0	0	0	2,048

NET LOSS	$(6,610)	$(4,221)	$(12,109)	$(7,436)	$(44,341)

Per Share Information:

Net loss from continuing operations
Basic	($0.17)	($0.12)	($0.32)	($0.22)

Diluted	($0.17)	($0.12)	($0.32)	($0.22)

Net loss
Basic	($0.17)	($0.12)	($0.32)	($0.22)

Diluted	($0.17)	($0.12)	($0.32)	($0.22)

Basic and diluted shares outstanding	38,220	34,528	38,134	34,419

See notes to the condensed financial statements

STATEMENTS OF CASH FLOW
ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

			As a Development
	For six months ended June 30,		Stage Company
	2005	2004	8/5/2004 – 6/30/2005

OPERATING ACTIVITIES
Net loss	$(12,109)	$(7,436)	$(44,341)
Non Cash items:
Depreciation and amortization	298	115	357
Escrow account amortization	(67)	16	(86)
Deferred tax asset			(336)
Gain on sale of bone device business			(2,048)
CBI in process R&D			25,840
Net change in assets and liabilities:
Prepaids and other current assets	(425)	310	4
Accounts payable	410	448	523
Accrued liabilities	(161)	(2,464)	622

Cash flows used in operating activities	(12,054)	(9,011)	(19,465)

INVESTING ACTIVITIES
Expenditures for equipment and furniture	(87)	(34)	(138)
Cash paid for patent assignment rights	(400)	0	(400)
Cash paid for assets of CBI	0	0	(3,668)
Purchases of investments	(29,891)	(40,960)	(74,457)
Maturities of investments	38,744	20,158	76,048

Cash flows used in investing activities	8,366	(20,836)	(2,615)

FINANCING ACTIVITIES
Net proceeds from stock exercises	44	3,893	1,406

Cash flows provided by financing activities	44	3,893	1,406

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,644)	(25,954)	(20,674)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,377	82,357	55,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,733	$56,403	$34,733

Supplemental Disclosure of Non-Cash Investing Activities
Cash paid during period for Interest	$0	$3	$0
Cash paid during period for Income taxes	$0	$2,673	$0
CBI Acquisition
Current assets acquired			$29
Trademarks acquired			2,142
Liabilities acquired			(140)
Original investment reversal			(750)
In-process R&D acquired			25,840
Common stock issued for acquisition			(23,453)

Cash paid for CBI acquisition			$3,668

See notes to the condensed financial statements

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of the business.
     OrthoLogic is a drug development company focused on the healing of musculoskeletal, orthopedic, dermal and cardiovascular tissue through therapeutic biopharmaceutical approaches. Our research and clinical trials are focused on the potential commercialization of several therapeutics comprising the Chrysalin® Product Platform, a series of product candidates aimed at treating both traumatic and chronic indications. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body, and has the potential to accelerate the natural cascade of healing events in tissue repair. We continue to explore other biopharmaceutical compounds that can complement our research activity internally and broaden our potential pipeline for successful products.
     On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock plus an additional $7.0 million in OrthoLogic common stock upon the occurrence of certain triggering events (See Note 2). We became a development stage entity commensurate with the acquisition.
     Prior to November 26, 2003, we developed, manufactured and marketed proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal bone and tissue, with particular emphasis on fracture healing and spine repair. Our product lines included bone growth stimulation and fracture fixation devices, which we sometimes refer to as our “Bone Device Business.” On November 26, 2003, we sold our Bone Device Business. Our principal business remains focused on tissue repair, although through biopharmaceutical approaches rather than through the use of medical devices.
     As of June 30, 2005, we had cash and cash equivalents of $34.7 million, short-term investments of $49.8 million and long-term investments of $6.5 million, for total cash and investments of approximately $91.1 million. We will use these resources to fund the current development, testing and commercialization of our Chrysalin Product Platform. During the next twenty-four months, we will need to raise capital through the sale of equity or debt securities, joint ventures, licensing agreements or other sources of financing in order to complete our current Chrysalin-based development program, to provide funding for development work on our additional indications and to investigate other potential product candidates.
     In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp. and its subsidiaries. References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.
Financial Statement Presentation
     In the opinion of management, the unaudited condensed financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The balance sheet as of December 31, 2004 is derived from our audited financial statements included in our 2004 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report on Form 10-K.
     Development stage. Upon our acquisition of CBI on August 5, 2004, we became a development stage entity, which requires the cumulative presentation of operations since August 5, 2004. Discontinued operations relate to the sale of our bone device business in November 2003.
     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from the estimates. The significant estimates include the Chrysalis Biotechnology, Inc. purchase price allocation, discontinued operations, valuation of intangibles, representations and warranties reserve, income taxes, contingencies, litigation, accrued clinical and excess space reserve.
     A. Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less. Auction-rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction-rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. We had previously classified our auction-rate securities as cash equivalents based on the period from the purchase date to the first reset date. We have reclassified $2.0 million of auction-rate securities from cash equivalents to short-term marketable securities at December 31, 2004.
     B. Furniture and equipment. Furniture and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of future lease payments at the inception of the lease. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease, whichever is shortest, using the straight-line method.
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
     C. Excess space reserve. We lease a facility in Tempe, Arizona and sublease portions to other tenants. We have established a reserve for the period the sublease space is anticipated to be vacant. In the opinion of management, the net short-term reserve balance of $160,000, and a long-term reserve of $174,000 at June 30, 2005 is appropriate to allow for the portion of the building that we may not lease to a tenant.
     D. Income taxes. Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdictions. Pursuant to SFAS No. 109, we have determined that the majority of the deferred tax assets at June 30, 2005 require a valuation allowance. We believe it is more likely than not that we will have taxable income in the future. Therefore, we believe the remaining deferred tax asset of $1.1 million will be realized as it relates to alternative minimum tax credits that do not expire.
     E. Research and development. Research and development represents costs incurred internally for research and development activities, costs incurred to fund the research activities for which we have contracted externally and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.
     F. Accrued Clinical. Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $1.1 million accrued for services that have already been provided to the patients at June 30, 2005. We have an additional commitment of $435,000 to the clinical sites for the completion of the trials for those patients currently enrolled.
     G. Stock-based compensation. At June 30, 2005, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition to the SFAS No. 123 fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amended the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim

Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. We have provided the required additional annual disclosures below which illustrate the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share data).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Estimated weighted-average fair value of options granted during the period	$2.66	$—	$3.78	$2.46

Net income (loss) attributable to common stockholders:
As reported	$(6,610)	$(4,221)	$(12,109)	$(7,436)
Stock based compensation expense	(315)	(34)	(580)	(613)

Pro forma	$(6,925)	$(4,255)	$(12,689)	$(8,049)

Basic net income per share:
As reported	$(0.17)	$(0.12)	$(0.32)	$0.22
Pro forma	$(0.18)	$(0.12)	$(0.33)	$0.23
Diluted net income per share:
As reported	$(0.17)	$(0.12)	$(0.32)	$0.22
Pro forma	$(0.18)	$(0.12)	$(0.33)	$0.23
Black Scholes model assumptions:
Risk free interest rate	3.7%	3.6%	3.7%	3.6%
Expected volatility	79%	41%	63%	45%
Expected term	2.6 Years	2.7 Years	2.6 Years	2.7 Years
Dividend yield	0%	0%	0%	0%
     The sale of the Bone Device Business was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and retained employees had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever was earlier.
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
     I. Discontinued operations. Under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualified as a component of the entity under the standard as of the November 26, 2003 sale date. Therefore, the gain on the sale of the Bone Device Business has been presented as discontinued operations in the financial statements.
     J. Recognition of escrow receivable and indemnification. We were required to place in escrow $7.0 million of the purchase price paid to us from dj Orthopedics, LLP on the sale of our Bone Device Business. In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. We made certain representations and warranties in connection with the sale of Bone Device Business and initially determined the discounted fair value to be approximately $1.9 million. Fair value was based on management estimates of future probable cash flows discounted at four percent, which represented our rate of borrowing at the time of sale. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow. Based on the elimination of most of the potential exposure to the risks in the representations and warranties in the asset purchase agreement governing the sale of the Bone Device Business during 2004, the reserve was decreased by $1.7 million which is included in the net gain of $2.0 million on the sale of the Bone Device Business in the statement of operations, leaving a net reserve of approximately $242,000.
     K. New accounting pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, to be recognized in the financial statements. SFAS No. 123(R) is effective for all years beginning after June 15, 2005, and, thus, will be effective for us beginning with the first quarter of fiscal year 2006. We are currently evaluating the impact of SFAS No. 123(R) on our financial condition and results of operations. Included in the stock-based compensation note above is the information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
     In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued.
     L. Certain reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the 2005 presentation.
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
     On August 5, 2004, we purchased substantially all of the assets and intellectual property of CBI, including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock issued. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include a sale or other transaction that results in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The largest portion of the purchase price and acquisition costs was expensed as In-process Research and Development of $25.8 million. The remainder of the purchase price was allocated to trademarks and patents totaling $2.1 million, liabilities of $140,000 and other assets of $29,000. If a triggering event occurs, the additional $7.0 million will be allocated in the same manner as the initial purchase price.
     On June 28, 2005, OrthoLogic Corp. entered into a Patent Assignment Agreement with the University of Texas pursuant to which the University of Texas assigned its interest in certain patents previously licensed exclusively to OrthoLogic. The University of Texas had the right to make such assignment to OrthoLogic under the terms of the Patent License Agreement between OrthoLogic and the University of Texas dated April 27, 2004. As required by the Patent License Agreement, OrthoLogic paid a $400,000 fee to the University of Texas for the assignment, increasing the value of OrthoLogic’s intangible assets for trademarks and patents to $2.3 million, net $200,000 of amortization of the patents. In connection with the execution of the Patent Assignment Agreement, running royalties on sales previously covered by the Patent License Agreement increased from 2.5% to 3.0%.

3. INVESTMENTS AND FAIR VALUE DISCLOSURES
     At June 30, 2005 marketable securities consisted of municipal and corporate bonds, and were classified as held-to-maturity securities. Auction rate securities were classified as available for sale securities. Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.
     A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

Investments with maturities – short-term	June 30,	December 31,
	2005	2004

Amortized cost	$49,847	$53,642
Gross unrealized loss	(146)	(110)
Fair value	$49,701	$53,532

Investments with maturities – long term	June 30,	December 31,
	2005	2004

Amortized cost	$6,500	$11,558
Gross unrealized loss	(10)	(74)

Fair value	$6,490	$11,484

     The fair values were determined by reference to quoted market prices.
     For our cash and cash equivalents, the carrying amount is assumed to be the fair market value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of the short maturity of the portfolios. Our long-term investments mature within one year of our short-term investments. Therefore, management believes the fair values approximate the carrying values of these financial instruments.
4. LITIGATION
     OrthoLogic Corp. v. Maricopa County, Superior Court of the State of Arizona, Arizona Tax Court, No. TX2004-000657. On October 28, 2004, the Company filed a complaint and notice of tax appeal against Maricopa County. The Maricopa County Assessor valuated the Corporation’s leased property located at 1275 W. Washington St., Tempe, AZ 85281 and billed the Company in the amount of $229,000 for the 2004 personal property tax. The Company has paid $229,000 of the property tax bill for 2004, and accrued $114,000 for the amount due through June 30, 2005. The leased property is owned by the City of Tempe and the underlying real property is owned by Salt River Project, an agricultural improvement district. The leased property was previously exempt from personal property taxes. Upon information and belief, the Company has been taxed pursuant to a recent change in the state taxation law that allows taxation in the name of the lessee or sublessee of otherwise tax-exempt improvements located on land owned by an agricultural improvement district. The Company believes that this taxation is inappropriate and was applied incorrectly. The Company intends to pursue this matter vigorously.
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
     The following is management’s discussion of significant events in the quarter and six months ended June 30, 2005 and factors that affected OrthoLogic’s interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004 and the “Special Note Regarding Forward Looking Statements” below, following “Liquidity and Capital Resources.”
Overview
     OrthoLogic Corp. is a drug development company presently focused on the discovery, development and commercialization of several therapeutic candidates for treating indications in fracture and cartilage repair and diabetic ulcer healing. All of the company’s potential products currently under development are based on Chrysalin, a synthetic peptide, also known as TP508. OrthoLogic Corp. is actively pursuing multiple indications for potential Chrysalin-based products.
     Chrysalin is a synthetically manufactured 23 amino acid peptide that represents a therapeutic domain of thrombin, a naturally occurring human enzyme. The Chrysalin technology represents the ability to potentially accelerate tissue repair by the initiation of the body’s entire natural healing cascade. Chrysalin has been shown to recruit cells to the site of tissue injury, turn on the synthesis of specific growth factors known to be crucial for tissue healing, and stimulate revascularization of damaged tissue.
     OrthoLogic owns the exclusive worldwide license for Chrysalin for all medical indications. We are pursuing the following potential medical applications for Chrysalin:
•	fracture repair;

•	diabetic ulcer healing; and

•	cartilage defect repair.
Prelinical research, as well as a Phase 1/2 pilot clinical safety study has been conducted in the following indications:
•	spine fusion;

•	cardiovascular repair, and

•	ligament and tendon repair.
     We continue to explore other biopharmaceutical or peptide-based compounds that can complement the research activities internally and broaden the potential pipeline for successful products.
     Research and Development of the Chrysalin Product Platform
     Fracture Repair
     We completed patient enrollment in our pivotal Phase 3 human clinical trial evaluating the efficacy of Chrysalin in patients with unstable and/or displaced distal radius (wrist) fractures in May 2005. We enrolled a total of 503 study patients in 27 health centers throughout the United States. The primary efficacy endpoint in the trial is to measure how quickly wrist fractures in patients injected with Chrysalin heal, as measured by the removal of immobilization. Accelerated removal of immobilization allows patients to initiate hand therapy and regain full function of their wrists and hands sooner. The clinical trial’s secondary efficacy endpoints include radiographic analysis of healing, as well as clinical, functional, and patient outcome parameters. To date, there have been no adverse events related to Chrysalin reported in this Phase 3 trial. We are currently collecting the data for the Phase 3 study and, data permitting, expect to release initial efficacy results in the first half of 2006.
     We are also conducting a Phase 2b human clinical trial to establish the lower dose range of Chrysalin versus a placebo control, as well as provide information to support our potential future fracture repair new drug application (“NDA”). Enrollment is proceeding in the study with a goal of 500 patients in approximately 60 sites. Currently, there are more than 40 sites that are actively enrolling patients and several additional sites are seeking approval from their respective Institutional Review Boards (“IRBs”) to conduct the Phase 2b trial.

     Diabetic Ulcer Healing
     Our preclinical studies and initial Phase 1/2 human clinical trial evaluated Chrysalin as a potential product for diabetic ulcer healing in a saline formulation. We are currently developing a gel formulation for a Chrysalin-based product candidate for diabetic ulcer healing. The start date for our next human clinical trial for this indication will depend on successful completion of the gel formulation work and formulation-bridging preclinical studies, as well as the submission of a formulation amendment and clinical trial protocol to the existing and active Investigational New Drug (“IND”) application for this indication.
     Cartilage Defect Repair
     We have completed several steps necessary to submit an IND application for a Chrysalin-based product candidate for cartilage defect repair. Data permitting, we plan to submit an IND to the U.S. Food and Drug Administration (“FDA”) to begin a human clinical trial for this indication.
     Spine Fusion
     Our preclinical studies on spine fusion address questions of safety when the Chrysalin peptide is used for spine fusion surgeries. We are currently collecting data from our pilot Phase 1/2 clinical trial for spine fusion, which completed enrollment in the spring of 2004. We expect to have preliminary results late this summer. To date, there have been no adverse events in this trial that were reported to be related to Chrysalin and patient follow-up has been excellent.
     Cardiovascular Repair
     We are evaluating various delivery mechanisms for a Chrysalin product candidate for myocardial revascularization, as well as completing a series of preclinical studies to support clinical development for this indication.
     Ligament and Tendon Repair
     We began our first Chrysalin preclinical tendon repair study in collaboration with an academic institution.
     The Regulatory Approval Process
     The process to obtain regulatory approval from the FDA to market a new drug is long and expensive, requiring FDA permission to proceed from one step to the next. The FDA approval process culminates in the FDA’s acceptance of an NDA, after which the new drug may be marketed to the public. Because the drug approval process is a long, multi-step procedure and a company’s progress through the process depends highly on the findings of the studies conducted at each step, it is not possible to predict an anticipated new drug application filing date or ultimate commercialization date with any confidence until quite far along in the process.

     We are unable to project when a potential NDA filing for the fracture indication will occur prior to conducting a meeting with the FDA to discuss preliminary efficacy data derived from the Phase 3 trial. At that time, we may have sufficient information available to project the anticipated timeframe to file an NDA for this indication.
     Outlook
     Due to the unpredictable timing and path a research project takes to reach the NDA phase, we cannot provide estimates for the cost for any indication to reach the NDA phase until the research is quite advanced. For our acceleration of fracture repair indication, we expect to spend approximately $39.0 million to complete our current Phase 3 clinical trial and our Phase 2b trial. Upon successful completion of these studies, we may conclude additional research and development is needed to prepare our NDA filing. The actual funds needed may change substantially based on the results of the studies, questions from the FDA that require us to do additional studies, changes in regulations and a number of other factors that are out of our control. We expect to increase our 2005 research and development expenses to approximately $26.0 to $28.0 million from our 2004 total of $17.1 million. We expect our aggregate 2005 cash expenditures for all our expenses to be approximately $26.0 to $28.0 million, which we expect will be offset by the receipt of $7.0 million in cash from an indemnity escrow that expires in November, 2005, and was established in connection with the sale of our bone growth stimulation device business in November, 2003. Our $26.0 to $28.0 million estimate is based on current research and development plans and expected enrollment in the Phase 2b human clinical study. We are assuming our annual cash expenditures will continue to increase as we complete the fracture repair studies to support an NDA filing, and accelerate the development of our gel and microsphere formulations to initiate potential studies in diabetic ulcer healing and cartilage defect repair. During the next twenty-four months, we will need additional funding to continue our development program, through the possible sale of equity or debt securities, joint ventures, licensing agreements, or other sources of funding.
     Our future cash expenditure levels are difficult to estimate. The estimates for research and development expenditures and aggregate annual expenditures given above are based on a number of assumptions concerning the number of research projects we pursue, the pace at which we pursue them, the indications that are prioritized, the quality of the data collected and the requests of the FDA to expand, narrow or conduct additional clinical trials and data analysis. Changes in any of these assumptions can change our estimated cash expenditure levels significantly.
Critical Accounting Policies and Estimates
     Income Taxes: SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset. We believe it is more likely than not that we will have taxable income in the future. Therefore, we believe the remaining deferred tax asset of $1.1 million will be realized as it relates to alternative minimum tax credits that do not expire.
     Discontinued Operations: Under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualifies as a component of the entity under the standard. Therefore, the gain from the sale of the Bone Device Business and the related operational results have been presented as discontinued operations in the financial statements.
     Liability for Representations and Warranties Made in Conjunction with the Sale of the Bone Device Business: Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” indemnifications, representations and warranties issued in conjunction with the sale of a business are required to be valued and recorded in the financial statements. We made certain representations and warranties in connection with the sale of the Bone Device Business and determined the discounted fair value to be approximately $1.9 million at the time of closing the sale. Fair value was based on management estimates of future probable cash flows discounted at four percent, which represented our rate of borrowing at the time of sale. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow. Based on the elimination of most of the potential exposure to the risks in the representations and warranties in the asset purchase agreement governing the sale of the Bone Device Business during 2004, the reserve was decreased by $1.7 million, which is included in the net gain of $2.0 million on the sale of the Bone Device Business in the statement of operations, leaving a net reserve of approximately $242,000.
     Excess Space Reserve: We lease a facility in Tempe, Arizona. This approximately 100,000 square foot facility is designed and constructed for industrial purposes and is located in an industrial district. Starting in July of 2005, we have subleased approximately 60,000 square feet of the building through the end of our lease term in December of 2007. We believe the remainder of the facility that we are using is suitable for our purposes and is effectively utilized. While we believe the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that the remaining lease obligation will successfully be subleased. We believe that our net short-term reserve balance of $160,000 and a long-term reserve of $174,000 at June 30, 2005, is appropriate to allow for the portion of the building that we may not lease to a tenant. In the opinion of management, the reserve balance is adequate to allow for time necessary to secure an additional tenant for the space in the building that can be subleased.

     Accrued Clinical: Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $1.1 million accrued for services that have already been provided to the patients as of June 30, 2005. We have an additional commitment of $435,000 to the clinical sites for the completion of the trials.
Results of Operations Comparing Three-Month Period Ended June 30, 2005 to the Corresponding Period in 2004.
     Revenues, Cost of Revenues and Gross profits: We had no revenues, costs of revenues, or gross profit from continuing operations in the second quarter of 2005 or 2004. Our former bone stimulation device business revenue is included as discontinued operations and is presented reflecting only the net income after tax under the line item “Net income from discontinued operations.”
     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations increased approximately 100% from $616,000 in the second quarter of 2004 to $1.3 million in the second quarter of 2005. Our administrative expenses during the second quarter of 2005 were higher than the same period of 2004 primarily as a result of the additional administrative and operational costs associated with the acquisition of the CBI assets in August of 2004. We also expensed non-recurring recruitment costs during the quarter as we further enhanced the internal technical staff, and incurred additional legal and amortization costs related to the Patent Assignment Agreement entered into this quarter with the University of Texas Medical Branch for certain patent rights related to the Chrysalin development program.
     Research and Development Expenses: Research and development expenses were $6.0 million for the second quarter of 2005 compared to $4.0 million for the second quarter of 2004. Our research and development expenses rose approximately 50% in the second quarter of 2005 over the same period in 2004, primarily due to the increased patient related costs for enrollment in both the Phase 3 human clinical trial and commencement of our Phase 2b dose-ranging trial for fracture repair. In addition to patient related costs, we incurred increased monitoring costs based on the patient enrollment and the number of sites requiring clinical monitoring services. Our investment in research for new indications and related formulations after we purchased CBI is also reflected in the 2005 second quarter expenses. The primary focus of our current research and development work is our fracture repair indication. Following fracture repair, our second primary area of focus is the development of a gel formulation of Chrysalin for diabetic ulcer healing. Our research emphasis is always subject to change based on the results of our studies and market forces, but we currently expect to continue to expand these programs. In 2005, we expect our research and development expenses to increase from the 2004 total of $17.1 million to approximately $26.0 to $28.0 million.

     CPM Divestiture and Change in Estimated Collectibility of CPM Receivables: We sold our continuous passive motion (“CPM”) business in July 2001, to OrthoRehab, Inc. Under the CPM asset purchase agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc. We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million, with interest, to settle the contingent payment due to us and all outstanding claims between the two companies. We had previously applied $917,000 toward the settlement. In February 2005, we received a settlement payment for $250,000. There will be no additional payments on the settlement.
     Other Income, Net: Other income, net, increased from $301,000 in the second quarter of 2004 to $654,000 in the second quarter of 2005. The increase in other income is due primarily to the increase in interest rates between the two periods.
     Net Loss: We incurred a net loss in the second quarter of 2005 of $6.6 million compared to a net loss of $4.2 million in the second quarter of 2004. The net loss in the second quarter of 2005 is primarily related to the increased spending on our research and development programs, which totaled $6.0 million. The net loss in the second quarter of 2004 is also comprised primarily of the spending on research and development programs, which totaled $4.0 million.
Results of Operations Comparing Six-Month Period Ended June 30, 2005 to the Corresponding Period in 2004.
     Revenues, Cost of Revenues and Gross profits: We had no revenues, costs of revenues, or gross profit from continuing operations in the six months ending June 30, 2005 or the corresponding period in 2004. Our former bone stimulation device business revenue is included as discontinued operations and is presented reflecting only the net income after tax under the line item “Net income from discontinued operations.”
     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations increased by 86% from $1.2 million in the first six months of 2004 to $2.2 million in the second quarter of 2005. Our administrative expenses during the first six months of 2005 were higher than the same period of 2004 primarily as a result of the additional administrative and operational costs associated with the acquisition of the CBI assets in August of 2004. We also incurred higher recruitment costs during the second quarter of 2005 as we further enhanced the internal technical staff, and incurred additional legal and amortization costs related to the Patent Assignment Agreement entered into in the second quarter of 2005 with the University of Texas Medical Branch for certain patent rights related to the Chrysalin development program.
     Research and Development Expenses: Research and development expenses were $11.4 million for the first six months in 2005 compared to $7.4 million for the first six months in 2004. Our research and development expenses rose 55% in the first six months of 2005 over the same period in 2004 primarily due to the increase in the number of patients enrolled in our Phase 3 human clinical trial and commencement of our Phase 2b dose-ranging trial for fracture repair. In addition, we increased our investment in research for new indications and related formulations after we purchased substantially all the assets and intellectual property of CBI. The primary focus of our current research and development work is our fracture repair indication. Following fracture repair, our second primary area of focus is the development of a gel formulation of Chrysalin for diabetic ulcer healing. Our research emphasis is always subject to change based on the results of our studies and market forces, but we currently expect to continue to expand these programs. In 2005, we expect our research and development expenses to increase from the 2004 total of $17.1 million to approximately $26.0 to $28.0 million.
     CPM Divestiture and Change in Estimated Collectibility of CPM Receivables: We sold the continuous passive motion (“CPM”) business in July 2001, to OrthoRehab, Inc. Under the CPM asset purchase agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc. We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million, with interest, to settle the contingent payment due to us and all outstanding claims between the two companies. We had previously applied $917,000 toward the settlement. In February 2005, we received a settlement payment for $250,000. There will be no additional payments on the settlement.
     Other Income, Net: Other income, net, increased from $607,000 in the first six months of 2004 to $1.2 million in the first six months of 2005. The increase in other income is due primarily to the increase in interest rates between the two periods.
     Net Loss: We incurred a net loss in the first six months of 2005 of $12.1 million compared to a net loss of $7.4 million in the first six months of 2004. The net loss in the first six months of 2005 is primarily related to the increased spending on our research and development programs, which totaled $11.4 million. The net loss in the first six months of 2004 is also comprised primarily of the spending on research and development programs, which totaled $7.4 million.
Liquidity and Capital Resources
     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. However, with the sale of our bone stimulation device business in November 2003, we sold all of our revenue producing operations. Since that time, we have relied on our cash and investments to finance all our operations, the focus of which is research and development of our Chrysalin Product Platform. At June 30, 2005, we had cash and cash equivalents of $34.7 million, short-term investments of $49.8 million and long-term investments of $6.5 million, for a total of cash and investments of $91.1 million.
     We currently do not expect to make significant capital investments during the remainder of 2005, but anticipate increasing our research and development expenditures related to the human clinical trials for Chrysalin in fracture repair and for further studies in diabetic ulcer healing, articular cartilage repair and cardiovascular indications. We expect our annual research and development expenses to increase from $17.1 million in 2004 to approximately $26.0 to $28.0 million during 2005. Based on current research and development plans, we expect our 2005 cash expenditures to be approximately $26.0 to $28.0 million. Assuming the collection of the $7.0 million escrow receivable from the sale of our Bone Device Business in 2003, our net cash expenditures will be approximately $23.0 million for 2005. As we accelerate the development work for other indications, we will need additional funding in the future to continue our development program through the possible sale of equity and debt securities, joint ventures, licensing agreements, or other sources of funding.
     Our decision to accelerate the development of additional indications for Chrysalin, as well as possibly explore other technologies that may complement our current products in development or broaden our development program, will require us to identify other resources of capital to continue our research programs. However, the timing and amounts of cash used will depend on many factors, including our ability to continue to control our expenditures related to our current research and development programs, the possibility of expanding our clinical trials or the possibility of considering other opportunities in the market.
     Our fracture repair indication studies currently make up the largest portion of our research and development expenses. We have estimated we will spend approximately $39.0 million more to complete our current Phase 3 and our Phase 2b clinical trials. If the results from the studies are not favorable or the FDA requires additional studies that delay our ability to complete an NDA filing, we may have to reallocate funding away from other indications, delaying their development, or pursue other funding alternatives. Because research in our other indications is at an earlier phase than our fracture repair indication, and the research process is long and highly unpredictable, we cannot currently estimate the remaining costs related to this development, or when we expect to file an NDA for any of the other indications.

Risks
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
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, business strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons for which actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Risks of our Business
We are a biopharmaceutical company with no revenue generating operations and high investment costs.
     We expect to incur losses for a number of years as we expand our research and development projects. There is no assurance that our current level of funds will be sufficient to support all research expenses to achieve commercialization of any of our product candidates. In November 2003, we sold our bone growth stimulation device business, which was our revenue generating operation. We are now focused solely on developing and testing the product candidates in our Chrysalin Product Platform. We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to market any pharmaceutical products for at least several years. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase as we expand our research and development activities and incur significant expenses for clinical trials. Our cash reserves are the primary source of our working capital. At the end of 2004, our cash and investments were approximately $103.6 million. At June 30, 2005, our cash and investments were $91.1 million. Based on current research and development plans, we anticipate that 2005 cash expenditures will be approximately $26.0 to $28.0 million, which we expect will be offset by the receipt of $7.0 million in cash from an indemnity escrow established in connection with the sale of our bone growth stimulation device business in November 2003. As we accelerate our development work, particularly for indications other than our most advanced indication, fracture repair, we will need additional funding to continue our development program, through the sale of equity or debt securities, joint ventures, licensing agreements, or other sources of funding.
     We do not expect to receive any revenue from product sales until we receive regulatory approval and begin commercialization of our product candidates. We cannot predict when that will occur or if it will occur.
     We caution that our future cash expenditure levels are difficult to forecast because the forecast is based on assumptions about the number of research projects we pursue, the pace at which we pursue them, the quality of the data collected and the requests of the FDA to expand, narrow or repeat clinical trials and analyze data. Changes in any of these assumptions can change significantly our estimated cash expenditure levels.
Our product candidates are in various stages of development and may not be successfully developed or commercialized.
     If we fail to commercialize our product candidates, we will not be able to generate revenue. We currently do not sell any products. Our product candidates are at the following stages of development:

•	Acceleration of Fracture Repair	Phase 3 human clinical trials
•	Dermal Wound Healing	Phase 1/2 human clinical trials

•	Cartilage Defect Repair	Late stage pre-clinical trials
•	Tendon and Ligament Repair	Early stage pre-clinical trials
•	Cardiovascular Repair	Pre-clinical trials
•	Spine Fusion	Phase 1/2 human clinical trials
We are subject to the risk that:
•	some or all of our product candidates are determined to be ineffective or unsafe;

•	we do not receive necessary regulatory approvals;

•	we are unable to get some or all of our product candidates to market in a timely manner;

•	we are not able to produce our product candidates in commercial quantities at reasonable costs;

•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or

•	patients, health insurance and/or physicians do not accept our products.
In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:
•	adverse or ambiguous results;

•	undesirable side effects which delay or extend the trials;

•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;

•	regulatory delays or other regulatory actions;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;

•	change in the focus of our development efforts; and

•	re-evaluation of our clinical development strategy.
We cannot predict whether we will successfully develop and commercialize any of our product candidates. If we fail to do so, we will not be able to generate revenue.
Our product candidates are all based on the same peptide, Chrysalin. If one of our product candidates reveals safety or fundamental inefficacy issues in clinical trials, it could impact the development path for all our other current product candidates.
     The development of each of our product candidates in the Chrysalin Product Platform is based on our knowledge and understanding of how the thrombin molecule contributes to tissue repair. While there are important differences in each of the product candidates in terms of their purpose (fracture repair, diabetic ulcer healing, cartilage repair, etc.), each product candidate is focused on accelerating tissue repair and is based on the ability of Chrysalin to mimic specific attributes of the human thrombin molecule to stimulate the body’s natural healing processes.
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
A portion of our rights to Chrysalin are sublicensed and if the license is invalid or unenforceable, we may lose our rights to use the Chrysalin technology, which would ultimately prevent us from commercializing and selling any Chrysalin-based products.
We co-own the principal patents underlying Chrysalin and indirectly license all other rights to the patents from the other co-owner through a license with the University of Texas, the licensee from the co-owner. If we lose our rights to Chrysalin under the license agreement, we would be unable to continue our product development programs and our business and prospects would be materially harmed.
If we cannot protect the Chrysalin patents or our intellectual property generally, our ability to develop and commercialize our products will be severely limited.
     Our success will depend in part on our ability to maintain and enforce patent protection for Chrysalin and each product resulting from Chrysalin. Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products would then be diminished.
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
     As a small company with 40 employees, our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials. We are most highly dependent on the services of Dr. James Ryaby, our Senior Vice-President and Chief Scientific Officer, whom we consider our key scientific employee. A long time employee of OrthoLogic, Dr. Ryaby oversees all of our clinical trials. Like all companies in our field, we face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more members of our current management team or any of our scientific personnel, could delay our business plan. The loss of Dr. Ryaby could cause a substantial delay in implementing our business plan. We do not maintain key man insurance on Dr. Ryaby.

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
     Our stock price has varied significantly in the past (from a low of $3.28 to a high of $8.96 since January 1, 2003) and may vary in the future due to a number of factors, including:
•	announcement of the results of, or delays in, preclinical and clinical studies;

•	fluctuations in our operating results;

•	developments in litigation to which we or a competitor is subject;

•	announcements and timing of potential acquisitions, divestitures, and conversions of preferred stock,

•	announcements of technological innovations or new products by us or our competitors;

•	FDA and other regulatory actions;

•	developments with respect to our or our competitors’ patents or proprietary rights;

•	public concern as to the safety of products developed by us or others; and

•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally.
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
     We also currently and in the future will depend upon third party manufacturers of our products, who are required to maintain compliance with the applicable FDA Good Manufacturing Practice regulations. We cannot be certain that our present or future manufacturers and suppliers will continue to comply with these regulations. Failure to comply with these regulations may result in restrictions in the sale of, or withdrawal of the products from the market. Compliance by third parties with these standards and practices are outside of our direct control.
     In addition, we are subject to regulation under state and federal laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other local, state, federal and foreign regulation. We cannot predict the impact of such regulations on us, although they could impose significant restrictions on our business and require us to incur additional expenses to comply. We endeavor to monitor compliance by conducting periodic audits using independent third party vendors.
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
     We are currently conducting a Phase 3 human clinical trial on Chrysalin for fracture repair indications. If we fail to achieve the primary endpoint in this Phase 3 clinical trial or the results are ambiguous, we will have to determine whether to redesign our Chrysalin fracture repair product candidate and our protocols and continue with additional testing, or cease activities in this area. Redesigning the product candidate could be extremely costly and time-consuming. A substantial delay in obtaining FDA approval or termination of the Chrysalin fracture repair product candidate could result in a delay in our ability to generate revenue.
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
     Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for various treatments for or involving fracture repair, diabetic ulcer healing, cartilage defect repair, cardiovascular repair and ligament and tendon repair. Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We are currently aware of the following development efforts by our competitors:
•	Acceleration of Fracture Repair: While there is currently no drug product approved by the FDA for acceleration of fracture repair, at least one large pharmaceutical company, Pfizer, Inc., received FDA clearance to begin human clinical trials in the United States for this indication.

•	Diabetic Ulcer Healing: To our knowledge, there are two corporate sponsored clinical trials underway on new drug substances for diabetic ulcer healing. These early stage clinical trials are being conducted by Genentech on recombinant human vascular endothelial growth factor, and by King Pharmaceuticals on an adenosine A2A receptor agonist. One gene therapy company, Selective Genetics, has initiated an early stage human clinical trial on platelet derived growth factors in the United States for the diabetic ulcer indication.

•	Cartilage Defect Repair: Several products with bioactive components are in the development stage for this indication, including Bone Morphegenic Proteins (“BMPs”). However, we believe no company has yet received FDA authorization to begin human clinical trials in the United States for this indication.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We had no debt outstanding and no derivative instruments at June 30, 2005.
     Our investment portfolio is used to preserve our capital until it is required to fund our operations. The majority of these investment instruments are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure of any one issue, issuer or type of instrument. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.
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
Part II – Other Information
Item 4. Submission of Matters to a Vote of Security Holders.
     For the results of the proposals presented to our stockholders at the April 15, 2005 Annual Meeting, see Part II, Item 4 to our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2005, filed on May 10, 2005, which is incorporated herein by reference.
Item 5. Other Information.
     On August 8, 2005, we entered into an Amendment No. 1 to the Employment Agreement dated March 3, 2005, with Dr. James M. Pusey, our President and Chief Executive Officer. The Amendment fixes at $50,000 the amount provided in the Employment Agreement for which we have agreed to reimburse Dr. Pusey in connection with the sale of his Boston condominium. Under the terms of the Amendment, this $50,000 reimbursement is payable immediately. In addition, the Amendment provides for an increase by $49,000 of the amounts we have agreed to pay Dr. Pusey for other relocation and transition related expenses, payable upon his request.
     On August 7, 2005, we entered into an Amendment No. 1 to the Third Amended and Restated Employment Agreement dated November 8, 2004, with Sherry A. Sturman, our Chief Financial Officer. The Amendment changes the date from which Ms. Sturman may elect to begin a two-year transition period leading to the termination of her employment with us from June 30, 2005 to June 30, 2006.
Item 6. Exhibits
     See Exhibit List following this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ James M. Pusey James M. Pusey	President and Chief Executive Officer (Principal Executive Officer)	August 9, 2005

/s/ Sherry A. Sturman Sherry A. Sturman	Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2005

OrthoLogic Corp.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2005

Exhibit			Filed
No.	Description	Incorporated by Reference To:	Herewith
3.1	Amended and Restated Certificate of Incorporation, executed April 15, 2005	Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 10, 2005 (“March 2005 10-Q”)

3.2	Amended Certificate of Designation of Series A Preferred Stock, executed April 15, 2005	Exhibit 3.2 to the March 2005 10-Q

3.3	Bylaws of the Company	Exhibit 3.4 to Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993

4.1	Rights Agreement dated as of March 4, 1997, between the Company and Bank of New York, and Exhibits A, B and C thereto	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 6, 1997

4.2	First Amendatory Agreement to March 4, 1997 Rights Agreement	Exhibit 10.1 to the Company’s Form 8-K filed August 24, 1999

4.3	Amendment No. 2 to March 4, 1997 Rights Agreement	Exhibit 4.1 to the Company’s Form 8-K filed October 20, 2003

4.4	1987 Stock Option Plan of the Company, as amended and approved by stockholders	Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended June 30, 1997

4.5	1997 Stock Option Plan of the Company, as amended and approved by the stockholders	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 2, 2005

10.1	Indemnification Agreement between the Company and Dr. James M. Pusey, dated April 15, 2005			X

10.2	Director Compensation Plan, effective June 10, 2005			X

10.3	Patent Assignment Agreement dated June 28, 2005, between the Company and the University of Texas			X

10.4	Amendment No.1 to the Employment Agreement between the Company and Dr. James M. Pusey, dated August 8, 2005			X

10.5	Amendment No.1 to Third Amended and Restated Employment Agreement between the Company and Sherry A. Sturman, dated August 7, 2005			X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14			X

Exhibit			Filed
No.	Description	Incorporated by Reference To:	Herewith
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
* Furnished herewith