Form 10-Q
period 2005-09-30
ORTHOLOGIC CORP
filed 2005-11-08
CIK 887151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
38,024,742 shares of common stock outstanding as November 2, 2005.

ORTHOLOGIC CORP.
(A Development Stage Company)
INDEX

PART I – Financial Information
Item 1. Financial Statements.
ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$29,744	$38,377
Short-term investments	51,175	53,642
Prepaids and other current assets	1,068	1,053
Escrow receivable, net	6,942	—

Total current assets	88,929	93,072

Furniture and equipment, net	551	478
Escrow receivable, net	—	6,828
Long-term investments	2,623	11,558
Deferred income taxes — non-current	1,106	1,106
Trademarks and patents	2,288	2,142

Total assets	$95,497	$115,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,315	$833
Accrued compensation	659	648
Accrued property taxes	174	114
Excess space reserve	99	559
Accrued clinical	765	1,236
Other accrued liabilities	982	727

Total current liabilities	3,994	4,117
Deferred rent and capital lease obligation	83	137
Non-current portion of excess space reserve	111	—
Other non-current liabilities	37	—

Total liabilities	4,225	4,254

Stockholders’ Equity
Common stock, $.0005 par value; 100,000,000 and 50,000,000 shares authorized; 38,024,742 and 38,011,642 shares issued and outstanding	19	19
Additional paid-in capital	170,949	170,905
Accumulated deficit	(79,696)	(59,994)

Total stockholders’ equity	91,272	110,930

Total liabilities and stockholders’ equity	$95,497	$115,184

See notes to the condensed financial statements

OrthoLogic Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended September 30,		Nine months ended September 30,		Stage Company
	2005	2004	2005	2004	8/5/2004 - 9/30/2005

OPERATING EXPENSES
General and administrative	$1,027	$1,226	$3,210	$2,397	$5,088
Research and development	7,266	4,803	18,660	12,163	26,740
CPM divestiture and related gains	—	(79)	(250)	(272)	(375)
CBI in process research and development	0	25,840	—	25,840	25,840

Total operating expenses	8,293	31,790	21,620	40,128	57,293

Other income, net	700	344	1,906	950	2,657

Loss from continuing operations	(7,593)	(31,446)	(19,714)	(39,178)	(54,636)
Income tax benefit	0	(411)	(12)	(705)	(654)

Net loss from continuing operations	(7,593)	(31,035)	(19,702)	(38,473)	(53,982)

Discontinued operations

Net gain on the sale of the bone device business, net of taxes of $0, $0, $0, $0, ($363), respectively	—	1,685	—	1,685	2,048

Net income from discontinued operations	—	1,685	—	1,685	2,048

NET LOSS	$(7,593)	$(29,350)	$(19,702)	$(36,788)	$(51,934)

Per Share Information:
Net loss from continuing operations
Basic	($0.20)	($0.85)	($0.52)	($1.09)

Diluted	($0.20)	($0.85)	($0.52)	($1.09)

Net income from discontinued operations
Basic	$0.00	$0.05	$0.00	$0.05

Diluted	$0.00	$0.05	$0.00	$0.05

Net loss
Basic	($0.20)	($0.80)	($0.52)	($1.04)

Diluted	($0.20)	($0.80)	($0.52)	($1.04)

Weighted average basic and diluted shares outstanding	38,025	36,726	38,019	35,281

See notes to the condensed financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

			As a Development
	Nine months ended September 30,		Stage Company
	2005	2004	8/5/2004 - 9/30/2005

OPERATING ACTIVITIES
Net loss	$(19,702)	$(36,788)	$(51,934)
Non Cash items:
Depreciation and amortization	410	152	469
Escrow account amortization	(114)	20	(133)
Deferred tax asset	—	(31)	(336)
Gain on sale of bone device business	—	(1,685)	(2,048)
CBI In process R&D	—	25,840	25,840
Net change in other operating items:			—
Prepaids and other current assets	(15)	926	414
Accounts payable	482	506	595
Accrued liabilities	(512)	(2,066)	271

Cash flows used in operating activities	(19,451)	(13,126)	(26,862)

INVESTING ACTIVITIES
Expenditures for equipment and furniture, net	(229)	(68)	(280)
Cash paid for assets of CBI	—	(3,668)	(3,668)
Cash paid for patent assignment rights	(400)		(400)
Purchases of investments	(35,514)	(67,316)	(80,080)
Maturities of investments	46,917	37,628	84,221

Cash flows provided by (used in) investing activities	10,774	(33,424)	(207)

FINANCING ACTIVITIES
Net proceeds from stock option exercises	44	5,204	1,406

Cash flows provided by financing activities	44	5,204	1,406

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,633)	(41,346)	(25,663)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,377	84,357	55,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,744	$43,011	$29,744

Supplemental Disclosure of Non-Cash Investing Activities
Cash paid during period for Interest	$—	$4	$—
Cash paid during period for Income taxes	$—	$2,679	$—

CBI Acquisition
Current assets acquired		29	29
Trademarks and Patents acquired		2,142	2,142
Liabilities acquired		(140)	(140)
Original investment reversal		(750)	(750)
In-process R&D acquired		25,840	25,840
Common stock issued for acquisition		(23,453)	(23,453)

Cash paid for CBI acquisition		3,668	3,668

See notes to the condensed financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of the business.
     OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptide Chrysalin® (TP508) in three lead indications, all of which represent areas of significant unmet medical need – fracture repair, diabetic foot ulcer healing and cartilage defect repair. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring agent responsible for blood clotting and initiating the natural healing cascade of cellular events responsible for tissue repair – both soft tissue and bone. We continue to explore other biopharmaceutical compounds that can complement our research activity internally and broaden our potential pipeline for successful products.
     On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock plus an additional $7.0 million in OrthoLogic common stock upon the occurrence of certain triggering events (See Note 2). We became a development stage entity commensurate with the acquisition. Subsequently, all of our collective efforts are focused on research and development of our Chrysalin Product Platform, with the goal of commercializing our products. Through September 30, 2005, we have incurred $51.9 million in research and development costs as a development stage company. Our studies around the Chrysalin Product Platform represents a single operating segment. As a result, we have determined that it is appropriate to reflect our operations as one reportable segment.
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
     As of September 30, 2005, we had cash and cash equivalents of $29.7 million, short-term investments of $51.2 million and long-term investments of $2.6 million, for total cash and investments of approximately $83.5 million. We will use these resources to fund the current development, testing and commercialization of our Chrysalin Product Platform, and develop a pipeline of other compounds. On November 2, 2005, the Company withdrew its Registration Statement on Form S-3 initially filed on August 9, 2005. It was determined that maintaining the Registration Statement was no longer in its interest at this time. As we accelerate the development work for other indications, we will seek to raise capital through the sale of equity or debt securities, joint ventures, licensing agreements or other sources of financing in order to complete our current Chrysalin-based development program, to provide funding for development work on additional indications and to investigate other potential product candidates.
     In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp. References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.
Financial Statement Presentation
     In the opinion of management, the unaudited interim condensed financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The balance sheet as of December 31, 2004 is derived from our audited financial statements included in our 2004 Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report on Form 10-K.
     Development stage. Upon our acquisition of CBI on August 5, 2004, we became a development stage entity, which requires the cumulative presentation of operations since August 5, 2004. Discontinued operations relate to the sale of our bone device business in November 2003. Subsequently, all of our collective efforts are focused on research and development of our Chrysalin Product Platform, with the goal of commercializing our products. Through September 30, 2005, we have incurred $51.9 million in research and development costs as a development stage company.
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
     A. Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less. Auction-rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction-rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. We had previously classified our auction-rate securities as cash equivalents based on the period from the purchase date to the first reset date. We have reclassified $2.0 million of auction-rate securities from cash equivalents to short-term marketable investments as of September 30, 2005 and December 31, 2004.

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
     C. Excess space reserve. We lease a facility in Tempe, Arizona and sublease portions to other tenants. We have established a reserve for the period the sublease space is anticipated to be vacant. In the opinion of management, the net short-term reserve balance of $99,000, and a long-term reserve of $111,000 at September 30, 2005 is appropriate to allow for the portion of the building that we may not lease to a tenant.
     D. Income taxes. Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdictions. Pursuant to SFAS No. 109, we have determined that the majority of the deferred tax assets at September 30, 2005 require a valuation allowance. We believe it is more likely than not that we will have taxable income in the future. Therefore, we believe the remaining deferred tax asset of $1.1 million will be realized as it relates to alternative minimum tax credits that do not expire.
     E. Research and development. Research and development represents costs incurred internally for research and development activities, costs incurred to fund the research activities for which we have contracted externally and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.
     F. Accrued Clinical. Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $765,000 accrued for services that have already been provided to the patients at September 30, 2005. We have an additional commitment of $620,000 to the clinical sites for the completion of the trials for those patients currently enrolled.
     G. Stock-based compensation. At September 30, 2005, we had two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During 2005, the Company’s Board of Directors issued restricted stock grants of 200,000 shares to the Company’s Chief Executive Officer. The shares are subject to forfeiture if employment terminates prior to vesting or if certain performance conditions are not met.
     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -

Transition and Disclosure (“SFAS No. 148”), which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition to the SFAS No. 123 fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amended the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. We have provided the required additional annual disclosures below which illustrate the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share data).

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Estimated weighted-average fair value of options granted during the period	$ None	$2.74	$3.36	$2.32

Net loss attributable to common stockholders:
As reported	$(7,593)	$(29,350)	$(19,702)	$(36,788)
Stock based compensation expense	(392)	(45)	(1,044)	(597)

Pro forma	$(7,985)	$(29,395)	$(20,746)	$(37,385)

Basic net loss per share:
As reported	$(0.20)	$(0.80)	$(0.52)	$(1.04)
Pro forma	$(0.21)	$(0.80)	$(0.55)	$(1.06)
Diluted net loss per share:
As reported	$(0.20)	$(0.80)	$(0.52)	$(1.04)
Pro forma	$(0.21)	$(0.80)	$(0.55)	$(1.06)
Black Scholes model assumptions:
Risk free interest rate	4.2%	3.1%	4.2%	3.1%
Expected volatility	30%	41%	55%	44%
Expected term	2.4 Years	2.7 Years	2.4 Years	2.7 Years
Dividend yield	0%	0%	0%	0%
     The sale of the Bone Device Business was considered an accelerating event for our stock-based compensation plans. Terminated employees’ unvested options vested immediately upon the sale. Our directors and retained employees had 75% of their unvested options vest upon the sale, with the remainder vesting over a 12 month period or on their regular vesting period, whichever was earlier.
     H. Loss per common share. Loss per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants, and other convertible securities when the effect would be dilutive.
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
     J. Recognition of escrow receivable and indemnification. We were required to place in escrow $7.0 million of the purchase price paid to us from dj Orthopedics, LLC on the sale of our Bone Device Business. In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. We made certain representations and warranties in connection with the sale of the Bone Device Business and initially determined the discounted fair value to be approximately $1.9 million. Fair value was based on management estimates of future probable cash flows discounted at four percent, which represented our rate of borrowing at the time of sale. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow. Based on the elimination of most of the potential exposure to the risks in the representations and warranties in the asset purchase agreement governing the sale of the Bone Device Business during 2004, the reserve was decreased by $1.7 million which is included in the net gain of $2.0 million on the sale of the Bone Device Business in the statement of operations, leaving a net reserve of approximately $247,000.
     K. New accounting pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, to be recognized in the financial statements. SFAS No. 123(R) is effective for all years beginning after June 15, 2005, and, thus, will be effective for us beginning with the first quarter of fiscal year 2006. We are currently evaluating the impact of SFAS No. 123(R) on our financial condition and results of operations. Included in the stock-based compensation note above is the information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
     L. Certain reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the 2005 presentation, including the reclassification of auction-rate securities as described in Note 1A above.
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
     On June 28, 2005, OrthoLogic Corp. entered into a Patent Assignment Agreement with the University of Texas pursuant to which the University of Texas assigned its interest in certain patents previously licensed exclusively to OrthoLogic. The University of Texas had the right to make such assignment to OrthoLogic under the terms of the Patent License Agreement between OrthoLogic and the University of Texas dated April 27, 2004. As required by the Patent License Agreement, OrthoLogic paid a $400,000 fee to the University of Texas for the assignment, increasing the gross value of OrthoLogic’s intangible assets for trademarks and patents to $2.5 million, net of $289,000 of amortization of the patents. The patents are amortized on a straight-line basis over the life of the patent, at an amortization rate of $20,670 per month. The estimated aggregate expense for the next five years of patent amortization is estimated to be $1.2 million. In connection with the execution of the Patent Assignment Agreement, running royalties on sales previously covered by the Patent License Agreement increased from 2.5% to 3.0%.
3.	INVESTMENTS AND FAIR VALUE DISCLOSURES
     At September 30, 2005 marketable securities consisted of municipal and corporate bonds, and were classified as held-to-maturity securities. Auction rate securities were classified as available for sale securities. Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

     A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

	September 30,	December 31,
Investments with maturities – short-term	2005	2004
Amortized cost	$51,175	$53,642
Gross unrealized loss	(188)	(110)

Fair value	$50,987	$53,532

	September 30,	December 31,
Investments with maturities – long-term	2005	2004
Amortized cost	$2,623	$11,558
Gross unrealized loss	(3)	(74)

Fair value	$2,620	$11,484

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
     OrthoLogic Corp. v. Maricopa County, Superior Court of the State of Arizona, Arizona Tax Court, No. TX2004-000657. On October 28, 2004, the Company filed a complaint and notice of tax appeal against Maricopa County. The Maricopa County Assessor valued the Company’s leased property located at 1275 W. Washington St., Tempe, AZ 85281 and billed the Company in the amount of $229,000 for the 2004 personal property tax. The Company has paid $229,000 of the property tax bill for 2004, and accrued $174,000 for the amount due through September 30, 2005. The leased property is owned by the City of Tempe and the underlying real property is owned by Salt River Project, an agricultural improvement district. The leased property was previously exempt from personal property taxes. Based upon information and belief, the Company has been taxed pursuant to a recent change in the state taxation law that allows taxation in the name of the lessee or sublessee of otherwise tax-exempt improvements located on land owned by an agricultural improvement district. The Company believes that this taxation is inappropriate and was applied incorrectly. The Company intends to pursue this matter vigorously.

     The Company is involved in various legal proceedings that arise in the ordinary course of business. In management’s opinion, the ultimate resolution of these other legal proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations, specifically those relating to the Medicare and Medicaid programs, can be subject to government review and interpretations, as well as regulatory actions unknown and unasserted at this time. Recently, federal government activity has increased with respect to investigations and allegations concerning possible violations of regulations by health care providers, which could result in the imposition of significant fines and penalties, as well as significant repayments of previously billed and collected revenues from patient services. Management believes that the Company is in substantial compliance with current laws and regulations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     When used in this report, the terms “OrthoLogic,” “we,” “our,” or “us” refer to OrthoLogic Corp. or OrthoLogic Corp., as appropriate in the context.
     The following is management’s discussion of significant events in the quarter ended September 30, 2005 and factors that affected OrthoLogic’s interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004 and the “Special Note Regarding Forward Looking Statements” below, following “Liquidity and Capital Resources.”
Overview
     OrthoLogic Corp. is a biotechnology company focused on the discovery, development and commercialization of several therapeutic candidates for treating indications in fracture repair, cartilage repair and diabetic ulcer healing. All of the Company’s potential products currently under development are based on Chrysalin, a synthetic peptide, also known as TP508. OrthoLogic Corp. is actively pursuing multiple indications for potential Chrysalin-based products.
     Chrysalin is a synthetically manufactured 23-amino acid peptide that represents a therapeutic domain of thrombin, a naturally occurring human enzyme. The Chrysalin technology represents the ability to potentially accelerate tissue repair by the initiation of the body’s entire natural healing cascade. Chrysalin has been shown to recruit cells to the site of tissue injury, turn on the synthesis of specific growth factors known to be crucial for tissue healing, and stimulate revascularization of damaged tissue.

     OrthoLogic owns the exclusive worldwide license for Chrysalin for all medical indications. We are pursuing the following potential medical applications for Chrysalin:
•	fracture repair;

•	diabetic ulcer healing; and

•	cartilage defect repair.
Prelinical research, as well as a Phase 1/2 pilot clinical safety study has been conducted in other indications. We continue to explore other biopharmaceutical or peptide-based compounds that can complement the research activities internally and broaden the potential pipeline for successful products.
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
     We are also conducting a Phase 2b human clinical trial to establish the lower dose range of Chrysalin versus a placebo control, as well as to provide information to support our potential future fracture repair new drug application (“NDA”). Enrollment is proceeding in the study with a goal of 500 patients in approximately 60 sites. Currently, there are more than 40 sites that are actively enrolling patients and several additional sites are seeking approval from their respective Institutional Review Boards (“IRBs”) to conduct the Phase 2b trial.
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
     Outlook
     Due to the unpredictable timing and path a research project takes to reach the NDA phase, we cannot provide estimates for the cost for any indication to reach the NDA phase until the research is quite advanced. For our acceleration of fracture repair indication, we expect to spend approximately $32.0 million to complete our current Phase 3 clinical trial and our Phase 2b trial. Upon successful completion of these studies, we may conclude additional research and development is needed to prepare our NDA filing. The actual funds needed may change substantially based on the results of the studies, questions from the FDA that require us to do additional studies, changes in regulations and a number of other factors that are out of our control. We expect to increase our 2005 research and development expenses to approximately $27 million from our 2004 total of $17.1 million. We expect our aggregate 2005 cash expenditures for all our expenses to be approximately $28.0 million, which we expect will be offset by the receipt of $7.0 million in cash from an indemnity escrow that expires in November, 2005, and was established in connection with the sale of our bone growth stimulation device business in November, 2003. Our $28.0 million estimate is based on current research and development plans and expected enrollment in the Phase 2b human clinical study. We are assuming our annual cash expenditures will continue to increase as we complete the fracture repair studies to support an NDA filing, and accelerate the development of our gel and microsphere formulations to initiate potential studies in diabetic ulcer healing and cartilage defect repair. On November 2, 2005, the Company withdrew its Registration Statement on Form S-3 initially filed on August 9, 2005. It was determined that maintaining the Registration Statement was no longer in its interest at this time. As we accelerate the development work for other indications, we will seek additional funding to continue our development program, through the possible sale of equity or debt securities, joint ventures, licensing agreements, or other sources of funding.
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
     Liability for Representations and Warranties Made in Conjunction with the Sale of the Bone Device Business: Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” indemnifications, representations and warranties issued in conjunction with the sale of a business are required to be valued and recorded in the financial statements. We made certain representations and warranties in connection with the sale of the Bone Device Business and determined the discounted fair value to be approximately $1.9 million at the time of closing the sale. Fair value was based on management estimates of future probable cash flows discounted at four percent, which represented our rate of borrowing at the time of sale. The discount is being accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties is required to be released from escrow. Based on the elimination of most of the potential exposure to the risks in the representations and warranties in the asset purchase agreement governing the sale of the Bone Device Business during 2004, the reserve was decreased by $1.7 million, which is included in the net gain of $2.0 million on the sale of the Bone Device Business in the statement of operations, leaving a net reserve of approximately $247,000.
     Excess Space Reserve: We lease a facility in Tempe, Arizona. This approximately 100,000 square foot facility is designed and constructed for industrial purposes and is located in an industrial district. Starting in July of 2005, we have subleased approximately 60,000 square feet of the building through the end of our lease term in December of 2007. We believe the remainder of the facility that we are using is suitable for our purposes and is effectively utilized. While we believe the facility is well maintained and adequate for use in the foreseeable future, there can be no guarantee that the remaining lease obligation will successfully be subleased. We believe that our net short-term reserve balance of $99,000 and a long-term reserve of $111,000 at September 30, 2005, is an appropriate provision for the portion of the building that we may not lease to a tenant. In the opinion of management, the reserve balance is adequate to allow for time necessary to secure an additional tenant for the space in the building that can be subleased.
     Accrued Clinical: Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $765,000 accrued for services that have already been provided to the patients as of September 30, 2005. We have an additional commitment of $620,000 to the clinical sites for the completion of the trials.
Results of Operations Comparing Three-Month Period Ended September 30, 2005 to the Corresponding Period in 2004.
     Revenues, Cost of Revenues and Gross Profits: We had no revenues, costs of revenues, or gross profit from continuing operations in the third quarter of 2005 or 2004. Our former bone stimulation device business revenue is included as discontinued operations and is presented reflecting only the net income after tax under the line item “Net income from discontinued operations.”
     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations decreased approximately 16% from $1.2 million in the third quarter of 2004 to $1.0 million in the third quarter of 2005. Our administrative expenses during the third quarter of 2005 were lower than the same period of 2004 primarily as a result of the reserve that was established in the third quarter of 2004 for $570,000 for the available sublease space the company anticipated to be vacant in its corporate building. Additional administrative and operational costs associated with the CBI Galveston location are included for the entire third quarter 2005 expenses, but are only partially included in the 2004 expenses, due to the acquisition on August 5, 2004.

     Research and Development Expenses: Research and development expenses were $7.3 million for the third quarter of 2005 compared to $4.8 million for the third quarter of 2004. Our research and development expenses rose approximately 51% in the third quarter of 2005 over the same period in 2004, primarily due to the increased patient related costs for enrollment in the Phase 2b dose-ranging trial for fracture repair and the additional start up costs for the clinical sites. In addition to patient related costs, we incurred increased monitoring costs based on the patient enrollment and the number of sites requiring clinical monitoring services. Our investment in research for new indications and related formulations after we purchased CBI is also reflected in the 2005 third quarter expenses. The primary focus of our current research and development work is our fracture repair indication. Following fracture repair, our second primary area of focus is the development of clinical studies for diabetic ulcer healing. Our research emphasis is always subject to change based on the results of our studies and market forces, but we currently expect to continue to expand these programs. In 2005, we expect our research and development expenses to increase from the 2004 total of $17.1 million to approximately $27 million.
     CPM Divestiture and Change in Estimated Collectibility of CPM Receivables: We sold our continuous passive motion (“CPM”) business in July 2001, to OrthoRehab, Inc. Under the CPM asset purchase agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc. We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million, with interest, to settle the contingent payment due to us and all outstanding claims between the two companies. We had previously applied $917,000 toward the settlement. In the third quarter of 2004 we received $79,000 in settlement payments. In February 2005, we received a settlement payment for $250,000. There will be no additional payments on the settlement.
     CBI in Process Research and Development: On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock plus an additional $7.0 million in OrthoLogic common stock upon the occurrence of certain triggering events. The largest portion of the purchase price and acquisition costs was expensed as In-process Research and Development in the amount of $25.8 million in 2004 compared to $0 in 2005.
     Other Income, Net: Other income, net, increased from $344,000 in the third quarter of 2004 to $700,000 in the third quarter of 2005. The increase in other income is due primarily to the increase in interest rates between the two periods.
     Net Loss: We incurred a net loss in the third quarter of 2005 of $7.6 million compared to a net loss of $29.4 million in the third quarter of 2004. The net loss in the third quarter of 2005 is primarily related to the increased spending on our research and development programs, which totaled $7.3 million. The net loss in the third quarter of 2004 is primarily caused by the acquisition of the in process research and development assets from CBI in August of 2004 totaling $25.8 million.

Results of Operations Comparing Nine-Month Period Ended September 30, 2005 to the Corresponding Period in 2004.
     Revenues, Cost of Revenues and Gross Profits: We had no revenues, costs of revenues, or gross profit from continuing operations in the nine months ending September 30, 2005 or the corresponding period in 2004. Our former bone stimulation device business revenue is included as discontinued operations and is presented reflecting only the net income after tax under the line item “Net income from discontinued operations.”
     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations increased by 34% from $2.4 million in the first nine months of 2004 to $3.2 million in the first nine months of 2005. Our administrative expenses during the first nine months of 2005 were higher than the same period of 2004 partially as a result of the additional administrative and operational costs associated with the acquired CBI Galveston location. We also incurred additional legal and amortization costs related to the Patent Assignment Agreement entered into in the second quarter of 2005 with the University of Texas Medical Branch for certain patents related to the Chrysalin development program.
     Research and Development Expenses: Research and development expenses were $18.7 million for the first nine months in 2005 compared to $12.2 million for the first nine months in 2004. Our research and development expenses rose 53% in the first nine months of 2005 over the same period in 2004 primarily due to the increase in the number of patients enrolled in our Phase 3 human clinical trial and commencement of our Phase 2b dose-ranging trial for fracture repair. In addition, we increased our investment in research for new indications and related formulations after we purchased substantially all the assets and intellectual property of CBI. The primary focus of our current research and development work is our fracture repair indication. Following fracture repair, our second primary area of focus is the development of clinical studies for diabetic ulcer healing. Our research emphasis is always subject to change based on the results of our studies and market forces, but we currently expect to continue to expand these programs. In 2005, we expect our research and development expenses to increase from the 2004 total of $17.1 million to approximately $27 million.
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
     CBI in Process Research and Development: On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock plus an additional $7.0 million in

OrthoLogic common stock upon the occurrence of certain triggering events. The largest portion of the purchase price and acquisition costs was expensed as In-process Research and Development in the amount of $25.8 million in 2004 compared to $0 in 2005.
     Other Income, Net: Other income, net, increased from $950,000 in the first nine months of 2004 to $1.9 million in the first nine months of 2005. The increase in other income is due primarily to the increase in interest rates between the two periods.
     Net Loss: We incurred a net loss in the first nine months of 2005 of $19.7 million compared to a net loss of $36.8 million in the first nine months of 2004. The net loss in the first nine months of 2005 is primarily related to the increased spending on our research and development programs, which totaled $18.7 million. The net loss in the first nine months of 2004 is also comprised primarily of the In-process Research and Development of $25.8 million for the purchase of CBI and the spending on research and development programs of $12.1 million.
Liquidity and Capital Resources
     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. However, with the sale of our bone stimulation device business in November 2003, we sold all of our revenue producing operations. Since that time, we have relied on our cash and investments to finance all of our operations, the focus of which is research and development of our Chrysalin Product Platform. At September 30, 2005, we had cash and cash equivalents of $29.7 million, short-term investments of $51.2 million and long-term investments of $2.6 million, for a total of cash and investments of $83.5 million.
     We currently do not expect to make significant capital investments during the remainder of 2005, but anticipate increasing our research and development expenditures related to the human clinical trials for Chrysalin in fracture repair and for further research in diabetic ulcer healing. We expect our annual research and development expenses to increase from $17.1 million in 2004 to approximately $27 million during 2005. Based on current research and development plans, we expect our 2005 cash expenditures to be approximately $28.0 million. Assuming the collection of the $7.0 million escrow receivable from the sale of our Bone Device Business in 2003, our net cash expenditures will be approximately $21.0 million for 2005. On November 2, 2005, the Company withdrew its Registration Statement on Form S-3 initially filed on August 9, 2005. It was determined that maintaining the Registration Statement was no longer in its interest at this time. As we accelerate the development work for other indications, we will seek additional funding in the future to continue our development program through the possible sale of equity and debt securities, joint ventures, licensing agreements, or other sources of funding.
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
     Our fracture repair indication studies currently make up the largest portion of our research and development expenses. We have estimated we will spend approximately $32.0 million more to complete our current Phase 3 and our Phase 2b clinical trials. If the results from the studies are not favorable or the FDA requires additional studies that delay our ability to complete an NDA filing, we may have to reallocate funding away from other indications, delaying their development, or pursue other funding alternatives. Because research in our other indications is at an earlier phase than our fracture repair indication, and the research process is long and highly unpredictable, we cannot currently estimate the remaining costs related to this development, or when we expect to file an NDA for any of the other indications.
Special Note Regarding Forward Looking Statements
     We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “RISK FACTORS,” include, but are not limited to:
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
RISK FACTORS
Risks of our Business
We are a biopharmaceutical company with no revenue generating operations and high investment costs.
     We expect to incur losses for a number of years as we expand our research and development projects. There is no assurance that our current level of funds will be sufficient to support all research expenses to achieve commercialization of any of our product candidates. In November 2003, we sold our bone growth stimulation device business, which was our revenue generating operation. We are now focused solely on developing and testing the product candidates in our Chrysalin Product Platform. We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to market any pharmaceutical products for at least several years. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase as we expand our research and development activities and incur significant expenses for clinical trials. Our cash reserves are the primary source of our working capital. At the end of 2004, our cash and investments were approximately $103.6 million. At September 30, 2005, our cash and investments were $83.5 million. Based on current research and development plans, we anticipate that 2005 cash expenditures will be approximately $28.0 million, which we expect will be offset by the receipt of $7.0 million in cash from an indemnity escrow established in connection with the sale of our bone growth stimulation device business in November 2003. As we accelerate our development work, particularly for indications other than our most advanced indication, fracture repair, we will need additional funding to continue our development program, through the sale of equity or debt securities, joint ventures, licensing agreements, or other sources of funding.
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

     As a small company with 45 employees, our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials. We are most highly dependent on the services of Dr. James Ryaby, our Senior Vice-President and Chief Scientific Officer, whom we consider our key scientific employee. A long time employee of OrthoLogic, Dr. Ryaby oversees all of our clinical trials. Like all companies in our field, we face intense competition in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more members of our current management team or any of our scientific personnel, could delay our business plan. The loss of Dr. Ryaby could cause a substantial delay in implementing our business plan. We do not maintain key man life insurance on Dr. Ryaby.
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
     Our stock price has varied significantly in the past (from a low of $2.93 to a high of $8.96 since January 1, 2004) and may vary in the future due to a number of factors, including:
•	announcement of the results of, or delays in, preclinical and clinical studies;

•	fluctuations in our operating results;

•	developments in litigation to which we or a competitor is subject;

•	announcements and timing of potential acquisitions, divestitures, capital raising activities and conversions of preferred stock;

•	announcements of technological innovations or new products by us or our competitors;

•	FDA and other regulatory actions;

•	developments with respect to our or our competitors’ patents or proprietary rights;

•	public concern as to the safety of products developed by us or others; and

•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally.
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
     Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for various treatments for or involving fracture repair, diabetic ulcer healing, cartilage defect repair, cardiovascular repair and ligament and tendon repair. Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We are currently aware of the following development efforts by our competitors:
•	Acceleration of Fracture Repair: While there is currently no drug product approved by the FDA for acceleration of fracture repair, at least one large pharmaceutical company, Pfizer, Inc., received FDA clearance to begin human clinical trials in the United States for this indication.

•	Diabetic Ulcer Healing: To our knowledge, there are two corporate sponsored clinical trials underway on new drug substances for diabetic ulcer healing. These early stage clinical trials are being conducted by Genentech on recombinant human vascular endothelial growth factor, and by King Pharmaceuticals on an adenosine A2A receptor agonist. One gene therapy company, Selective Genetics, has initiated an early stage human clinical trial in the United States on platelet derived growth factors for the diabetic ulcer indication.

•	Cartilage Defect Repair: Several products with bioactive components are in the development stage for this indication, including Bone Morphegenic Proteins (“BMPs”).

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We had no debt outstanding and no derivative instruments at September 30, 2005.
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
Item 4. Controls and Procedures.
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
Item 6. Exhibits.
     See Exhibit List following this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date
/s/ James M. Pusey James M. Pusey	President and Chief Executive Officer (Principal Executive Officer)	November 7, 2005

/s/ Sherry A. Sturman Sherry A. Sturman	Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 7, 2005

OrthoLogic Corp.
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2005

Exhibit
No.	Description	Incorporated by Reference To:	Filed Herewith
3.1	Restated Certificate of Incorporation, executed April 15, 2005	Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 10, 2005 (“March 2005 10-Q”)

3.2	Amended Certificate of Designation of Series A Preferred Stock, executed April 15, 2005	Exhibit 3.2 to the March 2005 10-Q

3.3	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993

4.1	Rights Agreement dated as of March 4, 1997, between the Company and Bank of New York, and Exhibits A, B and C thereto	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 6, 1997

4.2	First Amendatory Agreement to March 4, 1997 Rights Agreement	Exhibit 10.1 to the Company’s Form 8-K filed August 24, 1999

4.3	Amendment No. 2 to March 4, 1997 Rights Agreement	Exhibit 4.1 to the Company’s Form 8-K filed October 20, 2003

4.4	1987 Stock Option Plan of the Company, as amended and approved by stockholders	Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended June 30, 1997

4.5	1997 Stock Option Plan of the Company, as amended and approved by the stockholders	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 2, 2005

10.1	Employment Agreement between the Company and Dr. James M. Pusey, dated March 3, 2005	Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 4, 2005 (the “March 4th 8-K”)

10.2	Form of Confidential Information and Assignment of Inventions Agreement*	Exhibit 10.2 to the March 4th 8-K

10.3	Letter of Stock Option Grant to Dr. James M. Pusey for 200,000 shares of the Company’s common stock, dated March 3, 2005	Exhibit 10.3 to the March 4th 8-K

10.4	Letter of Stock Option Grant to Dr. James M. Pusey for 300,000 shares of the Company’s common stock, dated March 3, 2005	Exhibit 10.4 to the March 4th 8-K

10.5	Letter of Restricted Stock Grant to Dr. James M. Pusey, dated March 3, 2005	Exhibit 10.5 to the March 4th 8-K

10.6	Actions by the Board related to the base salary compensation of Sherry A. Sturman	Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 16, 2005

10.7	Patent Assignment Agreement dated June 28, 2005, between the	Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30,

Exhibit
No.	Description	Incorporated by Reference To:	Filed Herewith
	Company and the University of Texas	2005, filed with the SEC on August 9, 2005 (the “June 2005 10-Q”)

10.8	Amendment No. 1 to the Employment Agreement between the Company and Dr. James M. Pusey, dated August 8, 2005	Exhibit 10.4 to the Company’s June 2005 10-Q

10.9	Amendment No. 1 to the Third Amended and Restated Employment Agreement between the Company and Sherry A. Sturman, dated August 7, 2005	Exhibit 10.5 to the June 2005 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14		X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350**

*     OrthoLogic enters into separate confidential information and assignment of inventions agreements with directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, OrthoLogic has filed the form of such confidential information and assignment of inventions agreement.
**   Furnished herewith