Form 10-K
period 2005-12-31
ORTHOLOGIC CORP
filed 2006-03-13
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☑.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer  ☐  Accelerated filer  ☑  Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2005 was approximately $124,685,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
     Documents incorporated by reference: Portions of the registrant’s proxy statement related to its 2005 annual meeting of stockholders to be held on May 12, 2006 are incorporated by reference into Parts II and III of this Form 10-K.
  The number of outstanding shares of the registrant’s common stock on February 27, 2006 was 40,346,089.

ORTHOLOGIC CORP.
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2005

PART I
Item 1. Business
Overview of the Business in 2005
     OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptide Chrysalin® (TP508) in two lead indications, both of which represent areas of significant unmet medical need – fracture repair and diabetic foot ulcer healing. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring agent responsible for blood clotting and initiating the natural healing cascade of cellular events responsible for tissue repair – both soft tissue and bone.
New Activity in 2006 — AZX100 — ICARMs™
     On February 23, 2006 the Company entered into an agreement to purchase certain assets and assume certain liabilities of AzERx, Inc. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product. AzERx’s lead compound is AZX100, a 24-amino acid peptide. AZX100 is currently being investigated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, and the treatment of asthma. Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. The Company will continue pre-clinical activities on AZX100 in 2006.
     We continue to evaluate other biopharmaceutical compounds that can complement our research activity internally and broaden our potential pipeline for successful products.
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

     In this document references to “we”, “our” and the “Company” refer to OrthoLogic Corp. References to our “Bone Device Business” refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo .
Chrysalin Product Platform
     Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair. Chrysalin mimics specific attributes of the thrombin molecule, stimulating the body’s natural healing processes. Drugs based on the Chrysalin peptide can be used to mimic part of the thrombin response without stimulating the events associated with blood clotting and therefore has the potential to accelerate the natural cascade of healing events. The Chrysalin molecule serves as the basis for a group of potential therapeutic products we refer to collectively as the “Chrysalin Product Platform.” We have initiated or are conducting clinical trials for three potential Chrysalin products: one trial for acceleration of fracture repair, a second trial for diabetic foot ulcer, and a third pilot study for spine fusion. We have conducted pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair. As of December 31, 2005 the Company has focused its efforts on the development and commercialization of fracture repair and diabetic foot ulcer healing indications.
     The development of each of our potential product candidates in the Chrysalin Product Platform is based on our collective knowledge and understanding of how the human thrombin molecule contributes to the repair of soft tissue and bone. While there are important differences in each of the product candidates in terms of purpose (fracture repair, diabetic foot ulcer healing, etc.) each product candidate is focused on accelerating and enhancing tissue repair and is based on the ability of Chrysalin to mimic specific attributes of the human thrombin molecule to stimulate the body’s natural healing process.
     We are developing the Chrysalin-based product candidates in parallel. We expect to learn from the results of each trial and apply the findings to the development of the other product candidates. We believe there are distinct research activities within the product candidates whose outcomes and results will apply across the product platform in terms of safety and efficacy.
     The fracture repair product candidate is the most advanced in the development process. We have completed the enrollment of patients in a Phase 3 human clinical trial for acceleration of fracture repair and expect to announce the top-line results by March 31, 2006 and are midway through the enrollment of patients in a Phase 2b dose-ranging human clinical trial for this same indication. Should these studies be completed, we will base our future actions on the results of this data. We may submit a New Drug Application (“NDA”) for the acceleration of fresh fracture repair to the U.S. Food and Drug Administration (“FDA”) and pursue commercialization of this product candidate.
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

     Chrysalin is a substance that, when injected through the skin into the fracture site at the time of fracture reduction, has been shown in a preliminary clinical trial to accelerate the healing of the fracture. Chrysalin does this by mimicking certain stimulatory aspects of the thrombin molecule. Fractures that heal faster lead to earlier return of function for the patient and potentially improved clinical outcomes.
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
     We completed patient enrollment in our pivotal Phase 3 human clinical trial evaluating the efficacy of Chrysalin in patients with unstable and/or displaced distal radius (wrist) fractures in May 2005. We enrolled a total of 503 study patients in 27 health centers throughout the United States. The primary efficacy endpoint in the trial is to measure how quickly wrist fractures in patients injected with Chrysalin heal, as measured by the removal of immobilization. Accelerated removal of immobilization allows patients to initiate hand therapy and regain full function of their wrists and hands sooner. The clinical trial’s secondary efficacy endpoints include radiographic analysis of healing, as well as clinical, functional, and patient outcome parameters. To date, there have been no adverse events related to Chrysalin reported in this Phase 3 trial. We are currently collecting the data for the Phase 3 study and expect to release initial efficacy results by March 31, 2006.
     We are also conducting a Phase 2b human clinical trial to establish the lower dose range of Chrysalin versus a placebo control, as well as to provide information to support our potential future fracture repair new drug application (“NDA”). Enrollment is proceeding in the study with a goal of 500 patients in approximately 60 sites. At December 31, 2005 there are more than 55 active sites and over 200 enrolled patients.
     All of our potential products in research and development are subject to extensive regulation by the U.S. Food and Drug Administration, whose approval we must obtain before we can bring our products to the market. For a more detailed description of the approval process, please see “The New Drug Development Process” below in this Item 1.
     Dermal Wound Healing
     Our dermal wound healing studies are focused on healing diabetic foot ulcers, a common problem for diabetic patients. Diabetic patients suffer from open wound foot ulcers because diabetes related nerve damage causes the patient to lose sensation. Patients thus may not notice an injury to the foot and neglect the injury. This fact and the diminished blood flow to extremities caused by diabetes cause a diabetic patient’s wounds to heal more slowly or not at all.
     Current standard treatment for diabetic foot ulcer wounds focuses on sanitation of the wound and non-use of the foot (off loading) to allow for the body’s natural healing processes to occur. These treatments require high patient compliance and effectively heal only approximately 33% of these ulcers. Wounds that do not respond to treatment can sometimes result in amputation of the affected limb.
     We believe topical treatment of the wound with Chrysalin will promote new tissue growth necessary for healing of a diabetic foot ulcer. CBI conducted a multicenter Phase 1/2 double blind human trial with 60 patients, the results of which were presented at the Wound Healing Society in May of 2002.

We found no drug related adverse events or patient sensitivity to Chrysalin in the trial and complete wound closure occurred in 70% of Chrysalin-treated ulcers relative to 33% in placebo controls, a statistically significant difference.
     Our pre-clinical studies and the initial Phase 1/2 human clinical trial evaluated Chrysalin in a saline formulation. We are currently evaluating various gel formulations of Chrysalin that will make Chrysalin easier for patients to use. We have developed a gel formulation for this indication and our plan is to test the gel formulation in human clinical trials for diabetic ulcer wound healing starting in the second half of fiscal 2006.
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
     Our potential solution to this problem is to combine Chrysalin, either in saline or in a sustained release formulation, with commercially available allograft bone for use in spinal fusion surgery as an alternative to autograft. A recently completed pre-clinical study, which was presented at the North American Spine Society meeting in October 2004 in Chicago, showed that Chrysalin, in several different formulations combined with allograft bone, caused varying degrees of bone formation in spinal fusion models.
     In addition, we completed enrollment in a small pilot Phase 1/2 human clinical trial evaluating Chrysalin for spine fusion in the spring of 2004. This pilot study included approximately 50 patients and no adverse events related to Chrysalin have been reported in this study.
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
     Tendon Repair
     Tendons are the soft tissue that connects muscles to bone. Tendons are crucial to the biomechanical functions of the body. Injuries to tendons are very common, and typically these injuries are treated either conservatively with rehabilitation techniques or with surgical techniques. These injuries are often slow to heal or do not heal completely. We have conducted preliminary research focused on whether Chrysalin accelerates tendon tissue repair which may result in better restoration of function.
     All of our potential products in research and development, as described above, are subject to extensive regulation by the U.S. Food and Drug Administration, whose approval we must obtain before we can bring our products to the market. For a more detailed description of the approval process, please see “The New Drug Development Process” below in this Item 1.
     As previously disclosed, at December 31, 2005, the Company has focused its efforts on the fracture repair and diabetic foot ulcer healing product candidates. The results of the Company efforts in these two product candidates will determine when and what future actions are taken on the other product candidates described above.

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
     Pre-clinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess its potential safety and efficacy. We then submit the results of the pre-clinical tests, together with manufacturing information and analytical data, and clinical data protocol to the FDA as part of an IND application, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after the FDA acknowledges that the filing is complete, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as described in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Further, an independent institutional review board at each medical center proposing to conduct the clinical trials must review and approve any clinical study.
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

     We completed enrollment of patients in a Chrysalin Phase 3 human clinical trial for acceleration of fracture repair, and are currently enrolling patients in a Phase 2b dose-ranging human clinical trial for the same indication. Data from the Phase 3 trial is expected to be available by March 31, 2006. However, we cannot be certain that we will successfully complete testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the institutional review boards may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
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
     We have the exclusive right to sell, manufacture, and distribute Chrysalin world-wide, although our current primary research and development focus has centered on satisfying FDA requirements for a successful NDA in the United States. Outside the United States, our ability to market a product candidate is contingent upon receiving marketing authorization from the appropriate regulatory authorities in each country in which we plan to distribute our potential products. Each foreign country has its own regulations regarding authorization to market new drugs within the country. We are currently most interested in future marketing in developed countries in Asia and the European Union. At present, marketing authorization is centralized at the national level in these foreign countries and the European Union currently uses procedures granting “mutual recognition” of marketing authority if a product has already satisfied safety, quality and efficacy standards in another member country of the European Union. The European Union is refining its drug authorization procedures on a regular basis. These foreign regulatory approval processes require similar time, effort and resources, and involve all of the risks associated with FDA clearance discussed above.

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
     We believe that Chrysalin may have a competitive advantage over these therapies in safety, efficacy and cost. Chrysalin’s mode of operation resembles that of growth factors. Instead of impacting a single cell pathway, Chrysalin stimulates a cascade of growth factors to be released by the body in the proper combination, amounts and timing.
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
     Spine Fusion
     We believe the leading alternative technology to autograft for spinal fusion is bone morphogenetic proteins (“BMPs”), genetically engineered versions of human proteins that form new bone. Medtronic Sofamor Danek currently markets RhBMP-2 for spine fusion. Wyeth/Genetics Institute, which licensed RhBMP-2 to Medtronic, has also received FDA approval to market RhBMP-2 for long bone fractures and has licensed that product to Medtronic as well. In addition, Stryker has a BMP called OP-1 (RhBMP-7), which has received limited approval for fracture nonunion treatment and is currently in human clinical trials for a spine fusion indication. These two BMP’s are the only alternatives to autograft for spine fusion that we are aware of, with RhBMP-2 the only one that has been approved for use by the FDA.
     Dermal Wound Healing
     The predominant therapy for diabetic foot ulcers is sanitation of the wound and non-use of the foot. There is only one drug product on the market today for the healing of diabetic ulcers and we believe it is currently a secondary treatment choice. Regranex, marketed by Johnson & Johnson, is a gel containing platelet derived growth factor. We believe Chrysalin may not require removal by the patient, thus easing patient use of the product. In addition, CBI’s proof of concept Phase 1/2 clinical trial of 2001 showed equivalent or better wound healing rates than Regranex. Currently, several other companies are conducting human clinical trials for this indication.
     Cardiovascular Repair
     Current treatment of coronary artery disease is usually either through a pharmaceutical regimen that slows deposit buildup on the artery walls or surgical procedures that dilate or bypass deposits and increase blood flow through the heart. Chrysalin is part of a new group of treatments promoting therapeutic angiogenesis that involves growing new blood vessels to oxygen-deprived tissues. No therapeutic angiogenesis treatment has yet been approved by the FDA for marketing. We believe other companies have treatments for coronary artery disease currently in human clinical trials.
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
     Cartilage Repair and Tendon Repair
     In the field of cartilage repair, our potential Chrysalin product is currently in pre-clinical animal studies. There are currently no FDA approved drug products specifically indicated for the treatment of cartilage defect repair. Carticel, a product from Genzyme, is a tissue repair product, has been approved for general use, and is being used for this indication. However, the use of Carticel requires cells to be removed from the patient’s healthy cartilage, then cells are grown in the lab and implanted back into the patient. This type of cellular based therapy requires some lead time before the patient receives his implant, has shown only modest success and is very expensive. Technical as well as political hurdles have hindered stem cell research in this area. Currently, we are unaware of any other bioactive drug products that have been approved by the FDA for tendon repair.

Discontinued or Divested Products
     Bone Growth Stimulation Devices Business
     With the divestiture of our bone growth stimulation devices business in November 2003, we sold all of our bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic® and our fracture fixation devices, OrthoFrame® and OrthoFrame/Mayo. This business comprised all of our revenue producing operations. Spinalogic and OrthoFrame are federally registered trademarks that we sold with this business to the buyer, dj Orthopedics, LLC. Our financial results reflect sales and income of bone growth stimulation devices as discontinued operations through November of 2003. We have reflected additional gains recognized on the sale during fiscal year 2005 in discontinued operations. No further potential gains remain unrecognized at December 31, 2005.
     Continuous Passive Motion
     In July 2001 we sold our continuous passive motion (“CPM”) business. CPM devices provide controlled, continuous movement to joints and limbs without requiring the patient to exert muscular effort and are intended to be applied immediately following orthopedic trauma or surgery. The products are designed to reduce swelling, increase joint range of motion, reduce the length of hospital stay and reduce the incidence of post-trauma and post-surgical complications. Our financial results reflect sales of the CPM devices through July 11, 2001. In 2005, we recognized the income from the final required payments based on a legal settlement for the contingent payment due from the sale.
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
     Hyalgan (sodium hyaluronate)
     We began selling Hyalgan to orthopedic surgeons in July 1997 under a Co-Promotion Agreement with Sanofi Synthelabo, Inc. (“Sanofi”). In October 2000, Sanofi and OrthoLogic announced that both parties had mutually agreed to terminate this agreement. In connection with the early termination, we received an up-front cash payment, financial incentives to complete the transition of the business through December 2000 and continuing royalties through 2002.
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

Research and Development
     Our research and clinical affairs department consists of approximately 22 employees who are assisted by consultants from the academic and medical practitioner fields. Our research and clinical affairs staff employees have extensive experience in the areas of biomaterials, bioengineering, animal modeling, cellular and molecular biology, clinical trial design and data management. Our clinical affairs department designs, initiates investigative sites for, monitors and manages the data on the clinical trials for the Chrysalin Product Platform. Currently, our staff is focused predominantly on our Phase 3 clinical trial for Chrysalin for fracture repair and our Phase 2b dose-ranging trial for fracture repair. The staff also supports and monitors outsourced research projects at academic and commercial institutions, where a significant portion of our research is performed. We have incurred $25.4 million, $17.1 million and $9.0 million on the Chrysalin research efforts during fiscal years 2005, 2004 and 2003, respectively.
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
     Spine Fusion
     Our pilot clinical study on spine fusion addressed the safety of the Chrysalin peptide when used in conjunction with allograft bone in spine fusion surgeries. Additional pre-clinical studies have been performed using different delivery mechanisms than we employed in our Phase 1/2 human clinical trial. In the future we may conduct pre-clinical studies to evaluate Chrysalin for interbody spinal fusion. Currently, we have no plans to conduct additional clinical studies of Chrysalin for this indication.
     Cartilage Defect and Repair; Tendon Repair
     All our pre-clinical cartilage repair studies were performed at academic or commercial institutions. The goal of these studies was to understand the way Chrysalin works to stimulate cartilage defect repair as well as to address formulation questions.
     For more information about the status of our clinical trials, see “Chrysalin Product Platform” above in this Item 1.
Manufacturing
     Currently third parties certified under Good Manufacturing Practices manufacture Chrysalin for us in limited amounts because Chrysalin is currently still in clinical trial phases and is not sold to the public. We use a primary manufacturer for the Chrysalin peptide used in our human clinical trials, but have secondary manufacturers available as needed. We are evaluating other manufacturers to develop Chrysalin in additional formulations. Our current formulation and manufacturing work is focused on Chrysalin in injectable and gel formulations.
Patents, Licenses and Proprietary Rights
     As part of our purchase of CBI on August 5, 2004, the license agreements between CBI and OrthoLogic for the development, use, and marketing of the therapeutic products within the Chrysalin Product Platform were replaced by a direct license agreement between OrthoLogic and the University of Texas. Under this direct license, OrthoLogic expanded its current license for Chrysalin from a license for only orthopedic indications to a license for any and all indications. On July 1, 2005 the Company entered into an agreement whereby the University of Texas assigned to the Company certain patents previously exclusively licensed to the Company, for a $400,000 fee. OrthoLogic must pay the University of Texas continuing royalties, sublicense fees and various other fees in connection with filing and maintaining Chrysalin-related patents. This obligation will expire upon the expiration of the subject patents. Chrysalin has been patented in the United States and in some other countries for a number of methods of use, including cardiovascular and chronic wounds in addition to orthopedic indications. The patents for hard and soft tissue repair expire between 2011 and 2024.
     Chrysalin and OrthoLogic are both registered United States domestic trademarks of OrthoLogic Corp.
Insurance
     Our business entails the risk of product liability claims. We maintain a product liability and general liability insurance policy and an umbrella excess liability policy. There can be no assurance that liability claims will not exceed the coverage limit of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. Consequently, product liability claims or claims arising from our clinical trials could have a material adverse effect on our business, financial condition and results of operations. We have not experienced any material liability claims to date resulting from our clinical trials.
Employees
     As of December 31, 2005, we had 38 employees in our operations, including 22 employees in research and development, 12 in administration and 4 in facilities and maintenance for our building. Our employee base reflects the increase from the acquisition of CBI in 2004. As a pure research and development business, we believe that the success of our business will depend, in part, on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants. We face competition from private companies and public institutions for qualified research personnel. None of our employees are represented by a union and we consider our relationship with our employees to be good.
Item 1A Risk Factors
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
     We expect to incur losses for a number of years as we expand our research and development projects. There is no assurance that our current level of funds will be sufficient to support all research expenses to achieve commercialization of any of our product candidates. On November 26, 2003, we sold all of our revenue generating operations. We are now focused on developing and testing the product candidates in our Chrysalin Product Platform and have allocated most of our resources to bringing these product candidates to the market. However, as described earlier, on February 27, 2006 we acquired the rights to AZX100, and we also intend to continue preclinical activities on AZX100 in 2006. We may invest in other peptide or small molecule-based therapeutics in the future, but there can be no assurance that opportunities of this nature will occur at acceptable terms, conditions or timing. We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase as we expand our research and development activities and incur significant expenses for clinical trials. Our cash reserves, including the cash received from the sale of our bone growth stimulation device business in November 2003, are the primary source of our working capital. There can be no assurance that our cash resources will be sufficient to cover our future operating requirements, or should there be a need, other sources of cash will be available, or if available, at acceptable terms.
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
     If we fail to commercialize our product candidates, we will not be able to generate revenue. We currently do not sell any products. Our product candidates are at the following stages of development:

•	Acceleration of Fracture Repair	Phase 3 human clinical trials

•	Diabetic Foot Ulcer Healing	Phase 1/2 human clinical trials

•	Spine Fusion	Phase 1/2 human clinical trials

•	Cartilage Defect Repair	Late stage pre-clinical trials

•	Tendon Repair	Early stage pre-clinical trials

•	Cardiovascular Repair	Pre-clinical trials

•	Dental Bone Repair	Pre-clinical trials
     We are subject to the risk that:
•	the FDA finds some or all of our product candidates ineffective or unsafe;

•	we do not receive necessary regulatory approvals;

•	we are unable to get some or all of our product candidates to market in a timely manner;

•	we are not able to produce our product candidates in commercial quantities at reasonable costs;

•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or

•	the patients, insurance and/or physician community does not accept our products.
     In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:
•	adverse or ambiguous results;

•	undesirable side effects which delay or extend the trials;

•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;

•	regulatory delays or other regulatory actions;

•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;

•	change in the focus of our development efforts; and

•	re-evaluation of our clinical development strategy.

     We cannot predict whether we will successfully develop and commercialize any of our product candidates. If we fail to do so, we will not be able to generate revenue.
The majority of our product candidates are all based on the same chemical peptide, Chrysalin. If one of our Chrysalin product candidates reveals safety or fundamental inefficacy issues in clinical trials, it could impact the development path for all our other current Chrysalin product candidates.
     The development of each of our product candidates in the Chrysalin Product Platform is based on our knowledge and understanding of how the human thrombin molecule contributes to the repair of soft tissue and bone. While there are important differences in each of the product candidates in terms of their purpose (fracture repair, diabetic foot ulcer, etc.), each product candidate is focused on accelerating the repair of soft tissue and bone and is based on the ability of Chrysalin to mimic specific attributes of the human thrombin molecule to stimulate the body’s natural healing processes.
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
If we cannot protect the Chrysalin patent or our intellectual property generally, our ability to develop and commercialize our Chrysalin products will be severely limited.
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
     Research, development and pre-clinical testing are long, expensive and uncertain processes. Other than indications for fracture repair and diabetic ulcer healing, none of our other Chrysalin product candidates has reached clinical trial testing. Our development of Chrysalin for the repair of cartilage defects, tendons and cardiovascular repair is currently in pre-clinical testing or the research stage. Our future success depends, in part, on our ability to complete pre-clinical development of these and other product candidates and advance them to the clinical trials.
     If we are unsuccessful in advancing our early stage product candidates into clinical testing for any reason, our business prospects will be harmed.
   Acquisition of New Class of Molecules, ICARMs™
     On February 23, 2006 the Company entered into an agreement to purchase certain assets and assume certain liabilities of AzERx, Inc. for $390,000 in cash and the issuance of 1,355,000 shares of the Company’s common stock, with a market value of $7.7 million determined by the closing share price on the date the agreement was entered into. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product. AzERx’s lead compound is AZX100, a 24-amino acid peptide. AZX100 is currently being investigated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, and the treatment of asthma. Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. While the Company performed a reasonable level of due diligence on AZX100 and the rights acquired, there can be no assurances that the Company will recover the costs of its investment from the future development of AZX100.

The loss of our key management and scientific personnel may hinder our ability to execute our business plan.
     As a small company our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials. The resignation or retirement of senior management is a current risk that could materially negatively affect our business prospects.
     Reliance on Outside Suppliers and Consultants
     We rely on outside suppliers and consultants for the manufacture of Chrysalin and AZX100 and technical assistance in our research and development efforts. The inability of our suppliers to meet our production quality requirements in a timely manner, or the lack of availability of experienced consultants to assist in our research and development efforts, could have a material effect on our ability to perform research or clinical trials.
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
Additional authorized shares of our common stock and preferred stock available for issuance may have dilutive, anti-takeover and other material effects on our stockholders.
     We are authorized to issue 100,000,000 shares of common stock. As of December 31, 2005, there were 38,124,742 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights. As of December 31, 2005, we had stock options outstanding to purchase approximately 3,040,785 shares of our common stock, the exercise price of which range between $2.43 per share to $17.38 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.
     We also have 2,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board. We presently have no outstanding shares of preferred stock. While we have no present plans to issue any additional shares of preferred stock, our Board has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.
     In connection with the Rights Agreement dated as of March 4, 1997 between the Company and the Bank of New York, as amended (the “Rights Agreement”), our board approved the designation of 500,000 shares of Series A Preferred Stock. The Rights Agreement and the exercise of rights to purchase Series A Preferred Stock pursuant to the terms thereof may delay, defer or prevent a change in control because the terms of any issued Series A Preferred Stock would potentially prohibit our consummation of certain extraordinary corporate transactions without the approval of the Board. In addition to the anti-takeover effects of the rights granted under the Rights Agreement, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders.

Our stock price is volatile and fluctuates due to a variety of factors.
     Our stock price has varied significantly in the past (from a low of $2.93 to a high of $8.96 from January 1, 2004 to December 31, 2005) and may vary in the future due to a number of factors, including:
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
     We are currently conducting a Phase 2b and Phase 3 human clinical trial on Chrysalin for fracture repair indications. If we fail to achieve the primary endpoints in these clinical trials or the results are ambiguous, we will have to determine whether to redesign our Chrysalin fracture repair product candidate and our protocols and continue with additional testing, or cease activities in this area. Redesigning the product candidate could be extremely costly and time-consuming. A substantial delay in obtaining FDA approval or termination of the Chrysalin fracture repair product candidate could result in a delay in our ability to generate revenue.
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
     Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for various treatments for or involving fracture repair and diabetic ulcer healing. Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We are currently aware of the following development efforts by our competitors:
•	Acceleration of Fracture Repair: While there is currently no product approved by the FDA for acceleration of fracture repair, at least one large pharmaceutical company, Pfizer, Inc., is conducting human clinical trials in the United States for this indication.

•	Diabetic Ulcer Healing: To our knowledge, there are three corporate sponsored clinical trials underway on new drug substances for diabetic ulcer healing. These early stage clinical trials are being conducted by Genentech on recombinant human vascular endothelial growth factor, by King Pharmaceuticals on MRE0094, an adenosine A2A receptor agonist, and by Agennix on topical talactoferrin.
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
Item 1B Unresolved Staff Comments
     None.
Item 2. Properties
     We lease facilities in Tempe, Arizona and Galveston, Texas. The Tempe facility is an approximately 100,000 square foot facility designed and constructed for industrial purposes and is located in an industrial district. It is the same facility we leased prior to our November 2003 divestiture of our bone growth stimulation device business. Following the divestiture, we occupy approximately 20% of the building capacity. We currently have subleased some portions of the building to other companies. We believe the facility is well-maintained and adequate for use in the foreseeable future. We are marketing the building to sublease the portions not utilized by our employees. Our Galveston location is a sublease for approximately 4,400 square feet of office and lab space. At December 31, 2005, the Galveston lease has three months of remaining rent and will not be renewed. The table below sets forth certain information about our Galveston lease and our Tempe facility.

	Approx.
Location	Square Feet	Lease Expires	Description	Principal Activity
Tempe AZ	100,000 (1)	11/07	2-story, in an industrial park	Administration and lab space

Galveston, TX	4,400	3/06 (2)	Commercial building downtown	Administration and lab space

(1)	Approximately 45% of the facility is subleased to third parties through 2007.

(2)	Galveston lease will not be renewed as we ceased operations at this location in November 2005
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

	2005		2004
	High	Low	High	Low
First Quarter	$6.15	$5.00	$8.70	$6.65
Second Quarter	$5.31	$3.75	$8.96	$7.24
Third Quarter	$4.46	$3.83	$8.43	$6.41
Fourth Quarter	$5.00	$3.11	$7.19	$5.30
     As of February 27, 2006, 40,346,089 shares of our common stock were outstanding and held by approximately 1,153 stockholders of record.
     Dividends. We have never paid a cash dividend on our common stock. Our Board of Directors currently does not intend to pay any cash dividends on our common stock in the foreseeable future.
     Recent Sales of Unregistered Securities.
     None.
     Issuer Purchases of Equity Securities.
     None.
Item 6. Selected Financial Data
SELECTED FINANCIAL DATA
     The selected financial data for each of the five years in the period ended December 31, 2005, is derived from our audited financial statements. The selected financial data should be read in conjunction with the financial statements, related notes to the financial statements and other financial information appearing elsewhere in this annual report on Form 10-K and particularly the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We sold our CPM business unit on July 11, 2001, and our bone growth stimulation device business on November 26, 2003. On August 5, 2004, we purchased substantially all the assets and the intellectual property of CBI. We became a development stage company commensurate with the CBI acquisition. The financial data as presented below reflects the gain on the sale of the bone growth stimulation device business and its results of operations prior to the sale as discontinued operations.

STATEMENTS OF OPERATIONS DATA
(A Development Stage Company)
(in thousands, except per share amounts)

	Years Ended December 31,
	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)

Total net revenues	$—	$—	$—	$2,230	$31,879

Total cost of revenues	—	—	—	—	5,811

Operating expenses
Selling, general and administrative	4,910	3,306	4,331	4,576	29,274
Research and development	25,444	17,116	9,008	3,488	3,460
CPM divestiture and related gains	(250)	(347)	(743)	(1,047)	14,327
CBI in process research and development	—	25,840	—	—	—

Total operating expenses	30,104	45,915	12,596	7,017	47,061
Interest income, net	2,640	1,464	568	706	682

Loss from continuing operations before taxes	(27,464)	(44,451)	(12,028)	(4,081)	(20,311)
Income taxes (benefit)	(108)	(642)	(4,414)	(1,571)	(2,778)

Net loss from continuing operations	(27,356)	(43,809)	(7,614)	(2,510)	(17,533)

Net gain on the sale of the Bone
Device Business, net of taxes $96,($363), $5,205, $0, $0, respectively	154	2,048	72,692	—	—
Income from the operations of the Bone Device Business net of taxes $0, $0, $4,414, $1,577, $2,790, respectively	—	—	7,358	8,119	4,438

Net income from discontinued operations	154	2,048	80,050	8,119	4,438

NET INCOME (LOSS)	$(27,202)	$(41,761)	$72,436	$5,609	$(13,095)

Per Share Information:
Net loss from continuing operations
Basic	($0.72)	($1.22)	($0.23)	($0.08)	($0.56)

Diluted	($0.72)	($1.22)	($0.23)	($0.08)	($0.56)

Net income (loss) from discontinued operations
Basic	$0.00	$0.06	$2.43	$0.25	$0.14

Diluted	$0.00	$0.06	$2.38	$0.24	$0.14

Net income (loss)
Basic	($0.72)	($1.16)	$2.20	$0.17	($0.42)

Diluted	($0.72)	($1.16)	$2.16	$0.17	($0.42)

Basic shares outstanding	38,032	35,899	32,970	32,642	31,464
Equivalent shares	—	—	613	731	—

Diluted shares outstanding	38,032	35,899	33,583	33,373	31,464

1.	Total operating expenses in 2005 were reduced by $250,000 as a result of a final settlement payment received from the buyer of the CPM business. A net gain of $154,000 was recognized on the sale of the Bone Device Business (defined below) due to receipt of the entire escrow deposit outstanding.

2.	On August 5, 2004, we completed the acquisition of CBI. OrthoLogic expensed in-process research and development and acquisition costs of $25.8 million.

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

3.	On November 26, 2003, we completed the sale of all the assets and related liabilities of our bone growth stimulation device business (which we also call our “Bone Device Business”). The Bone Device Business comprised all our revenue generating operations. Our financial statements for the year ended December 31, 2003 include the results of operations prior to the divestiture and the related gain on the sale as discontinued operations.

Total operating expenses in 2003 were reduced by $743,000 as a result of settlement payments received against the contingent payment due from the buyer of the CPM business and additional collections of the accounts receivable balances which are fully reserved.

4.	Total operating expenses in 2002 were reduced by $1.0 million as a result of better than anticipated collection of CPM accounts receivable than had been originally estimated when the CPM business was sold in July 2001. Also, during 2002 we paid a $500,000 milestone payment to Chrysalis that was recorded as a research and development expense.

5.	The net loss in 2001 includes $14.3 million of CPM divestiture and related charges, and a $1.0 million payment to Chrysalis recorded as research and development expense for a license extension for Chrysalin.
BALANCE SHEET DATA
(in thousands)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Working capital	$78,423	$88,955	$112,775	$39,585	$40,039
Total assets	88,343	115,184	130,106	53,420	49,442
Long-term liabilities, less current maturities	183	137	280	352	287
Stockholders’ equity	84,178	110,930	123,975	48,233	41,896
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
     Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair in bone and cartilage. Between the research conducted by CBI prior to our acquisition of its assets and OrthoLogic’s ongoing research, Chrysalin has been studied for use in seven different indications: 1) fracture repair, 2) dermal wound healing, 3) spine fusion, 4) cartilage defect repair, 5) cardiovascular repair, 6) dental bone repair and 7) tendon repair. As of December 31, 2005 we have focused our efforts on potential Chrysalin products – the first for acceleration of fracture repair, and a second for diabetic foot ulcer healing. We have also conducted pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair and tendon repair. For more information about the clinical history and research status for each indication, see “Item 1 — Business — Chrysalin Product Platform” and “Item 1 — Business — Research and Development” earlier in this report.
     We began operating as a development stage biopharmaceutical company upon the acquisition of CBI effective August 5, 2004. Subsequently, all of our collective efforts are focused on research and development of the Chrysalin Product Platform, with the goal of commercializing our products. Excluding the initial 1998 equity investment of $750,000 and the 2004 purchase price for the assets of CBI, we have spent approximately $64.7 million in total research and development efforts on the Chrysalin Product Platform to date. We have incurred $25.4 million, $17.1 million, and $9 million on the Chrysalin research efforts during fiscal years 2005, 2004 and 2003, respectively.
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
     It is our current plan to finance the research and development costs for fracture repair and diabetic foot ulcer healing with available cash and investments. For more information about our funding and research expenditures, see “Liquidity and Capital Resources” below in this section of the report. Again, because of the unpredictability of the timing and path a research project takes to reach the NDA phase, we cannot provide estimates for the cost for any indication to reach the NDA phase until the research is quite advanced. The actual funds needed may change substantially based on the results of the studies, questions from the FDA that require us to do other studies, changes in regulations and a number of other factors that are outside our control. On an aggregate basis for 2006 for all indications, we expect to increase our research and development expenses from our 2005 total of $25.4 million to approximately $33.0 million.
     Due to the adoption of FAS 123R, effective January 1, 2006, the compensation expense related to restricted stock issued to James Pusey (see Note 1) and warrants issued for services to be rendered by the Company’s contract research organization (assuming all warrants vest, the fair market value at the date of grant, using the Black-Scholes model with a volatility of .51, risk-free interest rate of 4.3% and a term of ten years, is approximately $850,000, which will be expensed over the periods of service see Note 14), the Company expects to report significantly higher, non-cash, stock compensation expenses in future years.
Critical Accounting Policies and Estimates
     Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management.
     Income Taxes: SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset. We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance of approximately $24.4 million at December 31, 2005. The valuation allowance includes approximately $6.1 million for net operating loss carry forwards that relate to stock option compensation expense for income tax reporting purposes. Any utilization of these net operating loss carry forwards would be recorded as an increase to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $1.1 million at December 31, 2005 will be realized as it relates to alternative minimum tax credits that do not expire. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.
     We have accumulated approximately $61.0 million in federal and $49.0 million in state net operating loss carryforwards (“NOLs”) and approximately $3.5 million of general business and alternative minimum tax credit carryforwards. Additional NOLs became associated with OrthoLogic as a result of the CBI transaction in 2004. The CBI related attributes are subject to substantial limitations. Due to these limitations, the additional NOLs are not included herein. The federal and state NOLs expire from 2007 to 2025, if we have no earnings against which to apply them before their expiration.
     Accrued Clinical: Accrued clinical represents the estimated liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have

$544,000 accrued for services that have already been provided to the patients as of December 31, 2005. We have an additional commitment of $988,000 to the clinical sites for the completion of the trials.
     Stock-Based Compensation Expense for 2006 and Thereafter. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility adjusted for future expectations. The expected life of the stock options is based on historical data and future expectations. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of our Notes to Financial Statements.
Results of Operations Comparing Year Ended December 31, 2005 to 2004
     Overview: We are developing the Chrysalin-based product candidates in parallel. The fracture repair product candidate is the most advanced in the development process. We have completed the enrollment of patients in a Phase 3 human clinical trial for acceleration of fracture repair and have begun enrolling patients in a Phase 2b dose-ranging human clinical trial for this same indication. Should these studies be completed, and based on the results of this data being positive, we would meet with the FDA to discuss the potential filing for an NDA for the fracture repair indication. We expect to announce top-line results of the Phase 3 study by March 31, 2006. We have also been granted the exclusive right to sell, manufacture, and distribute Chrysalin outside the United States under our license agreement, although our current primary research and development focus has centered on satisfying FDA requirements for a successful NDA in the United States.
     Revenues, Cost of Revenues and Gross profits: We had no revenues, costs of revenues, cost of goods sold or gross profit for continuing operations in 2005 or 2004. The Bone Device Business revenue is included as discontinued operations and is presented reflecting only the net income under the line item “Income from Operations of Bone Device Business net of taxes.”

     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations increased from $3.3 million in 2004 to $4.9 million in 2005. Our administrative expenses in 2005 were higher as a result of costs related to the closure of our Galveston operations, former CEO severance expenses and providing services to a larger organization for the 12 months in 2005 compared to only 5 months in 2004 due to the acquisition of the operations of CBI on August 5, 2004. We expect G&A expenses of approximately $4.0 million in 2006 excluding the effects of adopting FAS 123R
     Research and Development Expenses: Research and development expenses were $25.4 million in 2005 compared to $17.1 million in 2004. Our research and development expenses rose significantly in 2005 resulting primarily from the completion of enrollment in our Phase 3 human clinical trial, commencement of enrollment of our Phase 2b dose-ranging trial for fracture repair and investment in research for the diabetic foot ulcer healing indication. Although we have not historically allocated our research and development expenses by indications and even though we have no data about CBI’s historical expense allocations, we believe our fracture repair indication receives the largest portion of our research and development funds because of its relative advanced stage in the research process. Our research emphasis is always subject to change based on the results of our studies and market forces, but we currently expect to continue to expand these programs. In 2006, we expect our research and development expenses to increase from the 2005 total of $25.4 million to approximately $33.0 million.
     Interest Income, Net: Interest Income, net increased from $1.5 million in 2004 to $2.6 million in 2005, primarily as a result of the increases in investment interest rates from 2004 to 2005.
     Net Income (Loss): We incurred a net loss in 2005 of $27.2 million compared to a net loss of $41.8 million in 2004. The net loss in 2004 included $25.8 million expense for in-process research and development for the acquisition of CBI offset by the gain on the sale of the Bone Device Business of $2.0 million. The increase in net loss in 2005 compared to 2004 (excluding CBI in-process research and development) is due primarily to the increased spending on our research and development programs.
Results of Operations Comparing Year Ended December 31, 2004 to 2003
     On August 5, 2004, we completed the acquisition of CBI, including its exclusive worldwide license for Chrysalin for all medical indications for $2.5 million in cash and $25.0 million in OrthoLogic common stock. We must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of the August 2004 closing. The largest portion of the purchase price was expensed in 2004 as In-process Research and Development of $25.8 million.
     On November 26, 2003, we completed the sale of our Bone Device Business. During 2003, the Bone Device Business was the only revenue producing product line represented in the financial statements.
     Revenues, Cost of Revenues and Gross profits: We had no revenues, costs of revenues, cost of goods sold or gross profit for continuing operations in 2004 or 2003. The Bone Device Business revenue is included as discontinued operations and is presented reflecting only the net income under the line item “Income from Operations of Bone Device Business net of taxes.”
     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations decreased by 24% from $4.3 million in 2003 to $3.3 million in 2004. Our administrative expenses in 2003 were higher as a result of providing services to a larger organization, compared to the pure research and development company that exists today.
     Research and Development Expenses: Research and development expenses were $17.1 million in 2004 compared to $9.0 million in 2003. Our research and development expenses rose significantly in 2004 resulting primarily from the increase in the number of patients in our Phase 3 human clinical trial, commencement of enrollment of our Phase 2b dose-ranging trial for fracture repair and investment in research for new indications acquired with the purchase of CBI. Although we have not historically allocated our research and development expenses by indications and even though we have no data about CBI’s historical expense allocations, we believe our fracture repair indication receives the largest portion of our research and development funds because of its relative advanced stage in the research process, followed by our spine repair indication.
     CPM Divestiture and Change in Estimated Collectibility of CPM Receivables: We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. We received cash payments of $347,000 during fiscal year 2004. Due to the uncertainty of future payments, income on the settlement is being recorded as cash is received.
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
     Net Income (Loss): We incurred a net loss in 2004 of $41.8 million compared to net income of $72.4 million in 2003. The net loss in 2004 is primarily related to the increased spending on our research and development programs totaling $17.1 million, the $25.8 million expense for in-process research and development for the acquisition of CBI offset by the gain on the sale of the Bone Device Business of $2.0 million. The net income in 2003 is comprised primarily of the net gain on the sale of the Bone Device Business of $72.7 million, and the income of $7.4 million from the discontinued operations of the Bone Device Business, offset by the loss resulting from the continuing operations of $7.6 million.
Liquidity and Capital Resources
     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have relied on our cash and investments to finance all our operations, the focus of which is research and development of our Chrysalin Product Platform. We received approximately $93.0 million in cash from the sale of our Bone Device Business. On December 1st 2005 we received the additional $7.2 million including interest from the escrow balance related to the sale of the Bone Device Business. At December 31, 2005 we had cash and cash equivalents of $35.1 million, short-term investments of $46.4 million and long-term investments of $2.1 million. Subsequent to year-end, on February 27, 2006 the Company entered into an agreement with Quintiles, Inc., (see Note 14), which provides an investment by Quintiles, Inc., in the Company’s common stock of up to $5,000,000, of which $2,000,000 was received on February 27, 2006.
     We do not expect to make significant capital investments in 2006 but anticipate additional research and development expenditures related to the current clinical trials for Chrysalin in fracture repair, diabetic foot ulcers and possible further pre-clinical studies for the other indications. In 2006, we expect to complete enrollment of our Phase 2b human clinical trials for fracture repair, to begin enrollment in a clinical trial for diabetic foot ulcer healing, and may initiate pre-clinical studies for other indications. We expect our research and development expenses to increase from $25 million to approximately $33 million during 2006. We anticipate that our cash and short-term investments will be sufficient to meet our presently projected cash and working capital requirements for the next two years. Within two years, we may need to identify other sources of capital to continue our research programs. However, the timing and amounts of cash used will depend on many factors, including our ability to continue to control our expenditures related to our current research and development programs. If we decide to expand our clinical trials or if we consider other opportunities in the market, our expense levels may change, which could require us to seek other sources of capital. If additional funding is required, we would be required to seek new sources of funds, including raising capital through the sales of securities or licensing agreements. These sources of funds may not be available or could only be available at terms that would have a material adverse impact on our existing stockholders’ interests.
     We believe our fracture repair indication studies currently make up the largest portion of our research and development expenses. If the results from the studies are not favorable or the FDA requires additional studies that delay our ability to complete an NDA filing, we may have to reallocate funding away from other indication research projects delaying their development or pursue other funding. Because research in our other indications is at an earlier phase than our fracture repair indication and the research process is long and highly unpredictable, we cannot currently estimate the cost related to or when we expect to be prepared to file an NDA on any of the other indications.

     The following table sets forth all known commitments as of December 31, 2005 and the year in which these commitments become due or are expected to be settled (in thousands):

Year	Operating leases (1) (2)	Total Liabilities (2) (3)	Total

2006	$1,150	$5,588	$6,738
2007	$1,133	$ 437	$1,570
2008		29	29
2009		29	29
2010		2	2

Total	$2,283	$6,085	$8,368

(1)	A lease commitment of $2.2 million refers to our real property leases in Tempe, Arizona and Galveston, Texas. In Tempe, we occupy approximately 20% of the building. Approximately 45% of the Tempe facility is subleased through December 2007.

(2)	Total liabilities include the accrued clinical expenses of $544,000 for services that have been provided to the patients. An additional commitment of $988,000 will be due to clinical sites for the completion of the trials, assuming the patients currently enrolled complete the trial protocol, and is reflected in the total liabilities for fiscal year 2006. Total liabilities include contracts for consultants and other contractual obligations of approximately $618,000, $254,000, $29,000, $29,000 and $2,000 for years 2006, 2007, 2008, 2009 and 2010, respectively.

(3)	We anticipate paying all our liabilities with our cash resources.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We had no debt and no derivative instruments at December 31, 2005. Our investment portfolio is used to preserve our capital until it is required to fund our operations. The majority of these investment instruments are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio contains instruments that are subject to the risk of a decline in interest rates. We maintain a non-trading investment portfolio of investment grade securities that limits the amount of credit exposure of any one issue, issuer or type of instrument. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.
Item 8. Financial Statements and Supplementary Data
     Balance sheets, as of December 31, 2005 and 2004, and statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and for the statement of operations and cash flow for the period of August 5, 2004 through December 31, 2005, together with the related notes and the reports of Deloitte & Touche LLP, an independent registered public accounting firm, are set forth on the “F” pages of the Form 10-K.
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
Management’s Annual Report on Internal Control Over Financial Reporting
     OrthoLogic Corp. (a development stage company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
Management’s Annual Report on Changes in Internal Controls
     There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
OrthoLogic Corp.
Tempe, Arizona
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that OrthoLogic Corp. (a development stage company) (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the fact that the Company is in the Development Stage at December 31, 2005.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 9, 2006

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The biographical information included under the caption “Information Concerning Directors and Executive Officers”, and the information included under the captions “Audit Committee,” “Code of Conduct and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our Annual Meeting of the Stockholders to be held on May 12, 2006 (our “Proxy Statement”) is incorporated herein by reference.
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
Item 14. Principal Accounting Firm Fees and Services
     The information under the heading “Principal Accounting Firm Fees” in the Proxy Statement is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.	Financial Statements

The following financial statements of OrthoLogic Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Reports of Independent Registered Public Accounting Firm.

Balance Sheets — December 31, 2005 and 2004.

Statements of Operations — Each of the three years in the period ended December 31, 2005 and for the period of August 5, 2004 through December 31, 2005.

Statements of Stockholders’ Equity — Each of the three years in the period ended December 31, 2005.

Statements of Cash Flows — Each of the three years in the period ended December 31, 2005 and for the period of August 5, 2004 through December 31, 2005.

Notes to Financial Statements.

2.	Financial Statement Schedule II Valuation and Qualifying Accounts for 2005, 2004 and 2003.

3.	All management contracts and compensatory plans and arrangements are identified by footnote after the Exhibit Descriptions on the attached Exhibit Index.

(b)	Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

(c)	Financial Statements and Schedule — See Item 15(a)(1) and Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOLOGIC CORP.

Date: March 13, 2006	By	/s/ James M. Pusey

James M. Pusey
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Pusey James M. Pusey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006

/s/ John M. Holliman III John M. Holliman III	Chairman of the Board of Directors and Director	March 13, 2006

/s/ Fredric J. Feldman Fredric J. Feldman	Director	March 13, 2006

/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 13, 2006

/s/ Augustus A. White III Augustus A. White III, M.D.	Director	March 13, 2006

/s/ Michael D. Casey Michael D. Casey	Director	March 13, 2006

/s/ Les Taeger Les Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

S-1

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
OrthoLogic Corp.
Tempe, Arizona
     We have audited the accompanying balance sheets of OrthoLogic Corp. (a development stage entity) (the “Company”) as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and for the period of August 5, 2004 through December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
     In our opinion, such financial statements present fairly, in all material respects, the financial position of OrthoLogic Corp. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 and for the period from August 5, 2004 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     The Company is in the development stage at December 31, 2005. As discussed in Note 1 to the financial statements, the Company has not yet completed product development.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 9, 2006

ORTHOLOGIC CORP
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
Current assets
Cash and cash equivalents	$35,111	$38,377
Short-term investments	46,437	53,642
Prepaids and other current assets	857	1,053

Total current assets	82,405	93,072

Furniture and equipment, net	525	478
Escrow receivable, net	—	6,828
Long-term investments	2,084	11,558
Deferred income taxes — non-current	1,106	1,106
Patents	2,223	2,142

Total assets	$88,343	$115,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,036	$833
Accrued compensation	711	648
Accrued property taxes	119	114
Excess space reserve	87	559
Accrued clinical	544	1,236
Accrued severance and other restructuring costs	602	—
Other accrued liabilities	883	727

Total current liabilities	3,982	4,117

Deferred rent	65	137
Non-current portion of excess space reserve	81	—
Other non-current liabilities	37	—

Total liabilities	4,165	4,254

Stockholders’ Equity

Common Stock $.0005 par value;	19	19
100,000,000 and 50,000,000 shares authorized; 38,124,742 and 38,011,642 shares issued and outstanding
Additional paid-in capital	171,355	170,905
Accumulated deficit	(87,196)	(59,994)

Total stockholders’ equity	84,178	110,930

Total liabilities and stockholders’ equity	$88,343	$115,184

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				As a
				Development
				Stage Company
	Years Ended December 31,			August 5, 2004 -
	2005	2004	2003	December 31, 2005
	(in thousands)

OPERATING EXPENSES
General and administrative	$4,910	$3,306	$4,331	$6,788
Research and development	25,444	17,116	9,008	33,524
CPM divestiture and related gains	(250)	(347)	(743)	(375)
CBI in-process research and development	—	25,840	—	25,840

Total operating expenses	30,104	45,915	12,596	65,777

OPERATING LOSS	(30,104)	(45,915)	(12,596)	(65,777)
OTHER INCOME
Interest income, net	2,640	1,464	568	3,391

Loss from continuing operations before taxes	(27,464)	(44,451)	(12,028)	(39,492)

Income tax benefit	(108)	(642)	(4,414)	(4,426)

Loss from continuing operations	(27,356)	(43,809)	(7,614)	(61,732)

Discontinued operations (Note 3)
Net gain on the sale of the bone device business, net of taxes
of $96, ($363), $5,205, ($267) respectively	154	2,048	72,692	2,298
Income from operations of Bone Device Business, net of
taxes of $0, $0, $4,414, $0, respectively	—	—	7,358	—

Income from discontinued operations	154	2,048	80,050	2,298

NET INCOME (LOSS)	$(27,202)	$(41,761)	$72,436	$(59,434)

Net loss of continuing operations
Basic	($0.72)	($1.22)	($0.23)

Diluted	($0.72)	($1.22)	($0.23)

Net income of discontinued operations
Basic	$0.00	$0.06	$2.43

Diluted	$0.00	$0.06	$2.38

Net income (loss)
Basic	($0.72)	($1.16)	$2.20

Diluted	($0.72)	($1.16)	$2.16

Basic shares outstanding	38,032	35,899	32,970
Equivalent shares	—	—	613

Diluted shares outstanding	38,032	35,899	33,583

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Treasury
	Shares	Amount	Paid in Capital	Deficit	Stock	Total
	(in thousands)
Balance December 31, 2002	32,047	16	$139,023	$(90,669)	$(137)	$48,233
Exercise of common stock options	786	—	2,513	—	—	2,513
Common stock issued in connection with legal settlement	700	—	—	—	—	—
Tax benefit-stock options	—	—	427	—	—	427
Performance based options	—	—	366	—	—	366
Net income	—	—	—	72,436	—	72,436

						—

Balance December 31, 2003	33,533	16	142,329	(18,233)	(137)	123,975

Exercise of common stock options	1,231	1	5,256	—	—	5,257
Treasury stock at cost	—	—	(137)	—	137	—
Performance based options	—	—	6	—	—	6
Acquisition of CBI	3,248	2	23,451	—	—	23,453
Net loss		—	—	(41,761)	—	(41,761)

						—
Balance December 31, 2004	38,012	19	170,905	(59,994)	—	110,930

Exercise of common stock options	113	—	288	—	—	288
Compensation earned on Resticted Stock	—	—	162	—	—	162
Net loss	—	—	—	(27,202)	—	(27,202)

Balance December 31, 2005	38,125	19	$171,355	$(87,196)	$—	$84,178

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOW

				As a
				Development
				Stage Company
	Years Ended December 31,			August 5th 2004 -
	2005	2004	2003	December 31, 2005
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(27,202)	$(41,761)	$72,436	$(59,434)
Non Cash items:
Deferred tax asset	—	(336)	1,861	(336)
Depreciation and amortization	392	187	605	432
Tax benefit-stock options	—	—	427	—
Performance based options	—	6	366	—
Non-cash stock compensation	162	—	—	162
Gain on sale of bone stimulator business	(250)	(2,048)	(72,692)	(2,298)
CBI In process R&D	—	25,840	—	25,840

Change in other operating items:
Accounts receivable	—	—	2,964	—
Inventories	—	—	456	—
Escrow account interest received	227	—	—	227
Prepaids and other current assets	197	827	(405)	626
Accounts payable	203	632	125	316
Accrued liabilities	(294)	(2,284)	(5,416)	489

Cash flows used in operating activities	(26,565)	(18,937)	727	(33,976)

INVESTING ACTIVITIES
Expenditures for equipment and furniture, net	(268)	(86)	(413)	(319)
Proceeds from sale of assets	7,000	—	85,500	7,000
Cash paid for costs related to the sale of the Bone Device Business		—	(2,918)	—
Cash paid for assets of CBI	—	(3,668)	—	(3,668)
Cash paid for patent assignment rights	(400)		—	(400)
Purchases of investments	(48,823)	(91,092)	(31,842)	(89,385)
Maturities of investments	65,502	62,547	19,504	98,802

Cash flows provided by(used in)investing activities	23,011	(32,299)	69,831	12,030

FINANCING ACTIVITIES
Net proceeds from stock exercises	288	5,256	2,513	1,650

Cash flows provided by financing activities	288	5,256	2,513	1,650

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,266)	(45,980)	73,071	(20,296)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,377	84,357	11,286	55,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,111	$38,377	$84,357	$35,111

Supplemental Disclosure of Non-Cash Investing Activities
Cash paid during the year for interest	$—	$4	$30
Cash paid during the year for income taxes	$—	$2,679	$(41)

Escrow receivable, net			$5,144

Current assets sold			$10,394
Non-current assets sold			759
Current liabilities			(1,105)

Total Assets sold			$10,048

CBI Acquisition
Current assets acquired		$29		$29
Patents acquired		2,142		2,142
Liabilities acquired		(140)		(140)
Original investment reversal		(750)		(750)
In-process R&D acquired		25,840		25,840
Common stock issued for acquisition		(23,453)		(23,453)

Cash paid for CBI acquisition		$3,668		$3,668

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of the business.
     OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptide Chrysalin® (TP508) in two lead indications, both of which represent areas of significant unmet medical need – fracture repair and diabetic foot ulcer healing. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring agent responsible for blood clotting and initiating the natural healing cascade of cellular events responsible for tissue repair – both soft tissue and bone. We continue to explore other biopharmaceutical compounds that can complement our research activity internally and broaden our potential pipeline for successful products.
     Prior to November 26, 2003, we developed, manufactured and marketed proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal bone and tissue, with particular emphasis on fracture healing and spine repair. Our product lines included bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic® and OrthoFrame/Mayo, which we sometimes refer to as our “Bone Device Business.”
     On November 26, 2003, we sold our Bone Device Business. Our principal business remains focused on tissue repair, although through biopharmaceutical approaches rather than through the use of medical devices.
     On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock plus an additional $7.0 million in OrthoLogic common stock upon the occurrence of certain triggering events (See Note 2). We became a development stage entity commensurate with the acquisition. Subsequently, all of our collective efforts are focused on research and development of our Chrysalin Product Platform, with the goal of commercializing our products. Through December 31, 2005, we have incurred $59.4 million in research and development costs as a development stage company. Our studies around the Chrysalin Product Platform represent a single operating segment. As a result, we have determined that it is appropriate to reflect our operations as one reportable segment.
     As of December 31, 2005, we had cash and cash equivalents of $35.1 million, short-term investments of $46.4 million and long-term investments of $2.1 million, for total cash and investments of approximately $83.6 million. We will use these resources to fund the current development, testing and commercialization of our Chrysalin Product Platform, and develop a pipeline of other compounds. As we accelerate the development work for other indications, we may seek to raise capital through the sale of equity or debt securities, joint ventures, licensing agreements or other sources of financing in order to complete our current Chrysalin-based development program, to provide funding for development work on additional indications and to investigate other potential product candidates.
     In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp.
     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from the estimates. The significant estimates include the Chrysalis Biotechnology, Inc. purchase price allocation, valuation of intangibles, income taxes, contingencies, litigation, accrued clinical and excess space reserves.
     A. Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and commercial paper purchased with an original maturity of three months or less. Auction-rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction-rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. We had previously classified our auction-rate securities as cash equivalents based on the period from the purchase date to the first reset date. We have reclassified $2.0 million of auction-rate securities from cash equivalents to short-term marketable investments as of December 31, 2004. We held $4 million in auction rate securities as of December 31, 2005.
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
     C. Patents. Patent costs related to the acquisition of CBI and rights associated with the Chrysalin platform are shown net of accumulated amortization of $319,000 at December 31, 2005. The costs are being amortized over the estimated life of the patents, 6 — 17 years and the annual amortization is approximately $232,000.
     D. Excess Space Reserve . We lease a facility in Tempe, Arizona and sublease portions to other tenants. We have established a reserve for the period the sublease space is anticipated to be vacant. In the opinion of management, the reserve balance of $168,000, net of a discount of $39,000 at the end of December 31, 2005 is appropriate to allow for time necessary to locate an additional tenant for the building.
     E. Income taxes. Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized. Pursuant to SFAS No. 109, we have determined that the majority of the deferred tax assets at December 31, 2005 require a valuation allowance. We believe the remaining deferred tax asset of $1.1 million will be realized as it relates to alternative minimum tax credits that do not expire (see Note 7).
     F. Research and development. Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain milestone payments regarding the continued clinical testing of Chrysalin. All research and development costs are expensed when incurred.
     G. Accrued Clinical. Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have

$544,000 accrued for services that have already been provided to the patients at December 31, 2005. We have an additional commitment of $988,000 to the clinical sites for the completion of the trials.
     H. Stock-based compensation. At December 31, 2005, we had two stock-based employee compensation plans described more fully in Note 8. We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is normally not recognized , as all options granted under the 1987 and 1997 plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”) which is effective for fiscal years ended after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation if a company elects to account for its equity awards under this method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual and interim financial statements. We have provided the required additional annual disclosures below which illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share data).

	2005	2004	2003

Net income (loss) attributable to common stockholders:
As reported	($27,202)	($41,761)	$72,436
Stock based compensation (included in net income (loss))	$162	$6	$366
Stock based compensation expense, net of tax	($932)	($824)	($961)

Pro forma	($27,972)	($42,579)	$71,841

Basic net income (loss) per share:
As reported	($0.72)	($1.16)	$2.20
Pro forma	($0.74)	($1.18)	$2.18
Diluted net income (loss) per share:
As reported	($0.72)	($1.16)	$2.16
Pro forma	($0.74)	($1.18)	$2.14
Black Scholes model assumptions:
Risk free interest rate	4.29%	3.30%	2.30%
Expected volatility	51%	45%	47%
Expected term (from vesting date)	2.6 Years	2.7 Years	2.7 Years
Dividend yield	0%	0%	0%
Estimated weighted-average fair value of options granted during the year	$3.07	$2.45	$1.66
     In connection with the employment of James M. Pusey, CEO, in March 2005, the Company granted Mr. Pusey 200,000 shares of restricted stock, which will vest if certain milestones are reached. Total compensation expense related to this grant is $1,176,000 which will be recognized over the period of service when it is probable that the milestones will be achieved. At December 31, 2005, the Company has recognized $162,000 of compensation which is included in general and administration expenses in the Statement of Operations.
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
     I. Income (Loss) per common share. Income (loss) per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities when the effect would be dilutive. At December 31, 2005 options to purchase 1,165,600 shares were excluded from the calculations of diluted earnings per share because they were anti-dilutive.
     J. Discontinued operations. Under FASB Statement No. 144, “Accounting for the impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualified as a component of the entity under the standard. Therefore, the gains on the sale of the Bone Device Business and related results of operations prior to the sale, including 2005, 2004 and 2003 results of operations, have been presented as discontinued operations in the financial statements.
     K. Recognition of Indemnification. In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. We issued certain representations and warranties in conjunction with the sale of Bone Device Business and initially determined the fair value to be approximately $1.9 million. Fair value was based on management estimates of future probable cash flows discounted at four percent, which represented the company’s rate of borrowing at the time of sale. The discount was accreted to interest expense through November 26, 2005, which is when the portion of the purchase price allocated to the representations and warranties was required to be released from escrow. Based on the elimination of most of the potential exposure to the risks in the representations and warranties in the asset purchase agreement governing the sale of the Bone Device Business during 2004, the reserve was decreased leaving a net reserve of approximately $233,000. The company received the entire escrow and recognized a gain of $154,000, net of tax during fiscal year 2005.
     L. Investment in Chrysalis. Prior to the asset acquisition of CBI on August 5, 2004, we owned a minority ownership interest in CBI, which is recorded at cost (see Note 2) through December 31, 2003. We purchased substantially all of the assets and intellectual property of CBI during 2004, replacing our initial investment.
     M. New Accounting Standard. SFAS No. 123(R) supersedes APB No. 25 and revises guidance in SFAS No. 123. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. It will also require the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. We will adopt SFAS No. 123(R) on January 1, 2006. Upon adoption, we will use the modified prospective method and therefore will not restate our prior period results. SFAS No.123(R) will apply to new share-based awards and to unvested stock options outstanding on the effective date and issuances under our stock purchase plans. Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $1.1 million and will be recorded over the remaining vesting period of four years. We currently utilize the Black-Scholes option pricing model to estimate the fair value for the above pro forma calculations.

     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” to replace APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the accounting treatment and reporting of a change in accounting principle, and redefines restatement. The Statement defines and requires retroactive application to prior period financial statements for changes in accounting principles, and applies to all voluntary changes as well as changes required by accounting pronouncements when no specific transition provisions are provided. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement is effective for the Company for changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our financial statements.
     In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably determined. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The implementation of FASB No. 143 and Interpretation No. 47 did not have a material impact to the financial statements.
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
     On August 5, 2004, we purchased substantially all of the assets and intellectual property of CBI, including its exclusive worldwide license for Chrysalin for all medical indications for $2.5 million in cash, excluding acquisition costs, and $25.0 million in OrthoLogic common stock issued. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The largest portion of the purchase price and acquisition costs was expensed as In-process Research and Development of $25.8 million. The remainder of the purchase price was allocated to patents totaling $2.1 million, liabilities of $140,000 and other assets of $29,000. If a triggering event occurs, the additional $7.0 million will be allocated in the same manner as the initial purchase price.
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
     Pursuant to the Asset Purchase Agreement, fifteen percent of the shares of OrthoLogic common stock issued for the acquisition of CBI were placed in escrow for 18 months from the closing date to cover indemnifications for the representations and warranties made by CBI in the Asset Purchase Agreement. No indemnification claims were made and in February 2006 the shares were released from escrow. We assumed the CBI lease for the location in Galveston, Texas, with approximately 4,400 sq. ft. of office space and laboratory space. We hired eight of the eleven full time CBI employees, and retained the President and founder of the company through a two-year consulting agreement.
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
     The purchase price was comprised of the following (in thousands):

Cash paid including acquisition costs	$3,668
Common stock issued (less treasury stock received)	23,453
Original investment in CBI	750

Total purchase price	$27,871
The fair value of CBI net assets acquired:
Patents	$2,142
In-process research and development	25,840
Furniture, equipment and other	29
Liabilities acquired	(140)

Fair value of the assets purchased	$27,871
     The following unaudited pro forma condensed statements of operations are based on the historical financial statements of OrthoLogic, adjusted to give effect to the acquisition of substantially all the assets of CBI for the fiscal year ending December 31, 2004 and 2003 as if the transaction had occurred on January 1, 2003.
     The pro forma financial information is presented for illustrative purposes only, and is not necessarily indicative of the operating results or financial position that would have occurred if all the events described had occurred on the first day of the respective periods presented, nor is it necessarily indicative of future operating results or financial position.
Selected Pro Forma Historical Financial Data
(unaudited)
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
     Of the $93.0 million we received in the sale, $7.5 million was placed in an escrow account. The funds were divided into two accounts: $7.0 million from which dj Orthopedics, LLP was eligible for indemnity and breach of contract claims, if any, and $0.5 million from which a portion of the agreed upon incentive stay bonuses was paid by dj Orthopedics to former OrthoLogic executives on November 26, 2004, the first anniversary of the closing. The funds in the $7.0 million escrow account, in excess of the amount of any pending claims, was to be released to us on the second anniversary of the closing. The amount reserved for the potential liability at closing was $1.9 million related to the fair value of the representation and warranties in the Asset Purchase Agreement. We received updated information during the third quarter of 2004 that eliminated most of the potential exposure of the representations and warranties in the Asset Purchase Agreement, substantiating a decrease in the reserve of approximately $1.7 million, leaving a net reserve of approximately $233,000. This decrease in the reserve resulted in an additional $1.7 million gain, combined with a tax benefit of $363,000 totaling a gain recognized on the sale of the Bone Device Business in discontinued operations during fiscal year 2004 of $2.0 million. The company received the entire escrow and recognized an additional gain of $154,000, net of tax, during fiscal year 2005.
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
     The sale of the Bone Device Business is accounted for as discontinued operations. The income from the divested business and related tax effects is summarized as discontinued operations in the statement of operations. A gain on the sale of the business is recognized at $2.0 million and $72.7 million for fiscal years 2004 and 2003, respectively. Included in the discontinued operations for the 2003 period is the net income from the operations of the Bone Device Business of $7.4 million and $8.1 million resulting from fiscal years 2003 and 2002, respectively. The total net income from discontinued operations is $.2 million, $2.0 million and $80.1 million for fiscal years 2005, 2004 and 2003, respectively.

     The presentation of discontinued operations for the Bone Device Business reflects the elimination of the historical revenues as well as historical expenses related to the operations of such business. The revenue, cost of revenue, gross profit and pretax income attributable to the Bone Device Business for the fiscal years ended December 31 were as follows (in thousands):

2003
Net revenue	$42,176
Cost of sales	6,175

Gross profit	36,001
Pretax income	$11,772
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
4. CPM DIVESTITURE IN 2001 AND RELATED GAINS IN 2005, 2004 and 2003
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
     We settled litigation over the $2.5 million payment and other matters in April 2003 (Note 11). OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. All payments due have been received as of December 31, 2005.
     The combination of settlement payments and additional collection of the divested receivables is included in the “CPM divestiture and related gains” line item in the Statement of Operations.
5. INVESTMENTS AND FAIR VALUE DISCLOSURES
     At December 31, 2005, marketable securities consisted of municipal and corporate bonds and were classified as held-to-maturity securities. Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

     A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

	December 31
	2005	2004

Investments with maturities — Short-term
Amortized cost	$46,437	$53,642
Gross unrealized (loss) gain	(140)	(110)

Fair value	$46,297	$53,532

	December 31
	2005	2004

Investments with maturities — Long term
Amortized cost	$2,084	$11,558
Gross unrealized (loss) gain	—	(74)

Fair value	$2,084	$11,484

     For our cash and cash equivalents, the carrying amount is assumed to be the fair market value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of their short maturity. Our long-term investments carry a market interest rate and the fair market value of the investments approximated the carrying values (as shown above) at December 31, 2005.
6. FURNITURE AND EQUIPMENT
Furniture and equipment consisted of the following (in thousands):

	December 31,
	2005	2004

Machinery and equipment	$110	$110
Computer equipment	1,460	1,340
Furniture and fixtures	138	123
Leasehold improvements	1,395	1,263

	3,103	2,836
Less accumulated depreciation and amortization	(2,578)	(2,358)

Total	$525	$478

     Depreciation expense for the years ended December 31, 2005, 2004, 2003, and for the period of August 5, 2004 through December 31, 2005 was $222,000, $187,000, $605,000, and $277,000, respectively.
7. INCOME TAXES
     The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2005	2004

Other accruals and reserves	$475	$323
Valuation allowance	(475)	(323)

Total current	$—	$—
NOL, AMT and general business credit carryforwards	25,938	16,751
Deferred revenue	—	131
Difference in basis of fixed assets	(25)	(31)
Other accruals and reserves	315	181
Deferred tax liability from installment sale	—	(1,527)
Building lease reserve	—	—
Difference in basis of intangibles	(692)	(803)
Valuation allowance	(24,430)	(13,596)

Total non current	$1,106	$1,106

Total deferred income taxes	$1,106	$1,106

				As a
				Development
				Stage Company
	Years Ended December 31			August 5, 2004 -
	2005	2004	2003	December 31, 2005

The benefits for income taxes are as follows:
Current	$(108)	$(642)	$(4,414)	$(750)
Deferred	—	—	—	—

Income Tax Provision (Benefit)	$(108)	$(642)	$(4,414)	$(750)

     SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $24.9 million at December 31, 2005. The valuation allowance includes approximately $6.1 million for net operating loss carry forwards that relate to stock option compensation expense for income tax reporting purposes. Any utilization of these net operating loss carry forwards would be recorded as an increase to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. We believe that the net deferred tax asset of $1.1 million at December 31, 2005 will be realized as it relates to alternative minimum tax credits that do not expire. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.
     We have accumulated approximately $61.0 million in federal and $49.0 million in state net operating loss carryforwards (“NOLs”) and approximately $3.5 million of general business and alternative minimum tax credit carryforwards. Additional NOLs became associated with OrthoLogic as a result of the CBI transaction in 2004. These CBI related attributes are subject to substantial limitations. Due to these limitations, additional NOLs are not included herein. The federal and state NOLs expire from 2009 to 2025.
     A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the year ended December 31, and for the period of August 5, 2004 through December 31, 2005 (in thousands):

				As a
				Development
				Stage Company
	Years Ended December 31,			August 5, 2004 -
	2005	2004	2003	December 31, 2005

Income tax (benefit) as statutory rate	$(9,336)	$(15,113)	$(4,210)	$(21,209)
State income taxes (benefit)	(975)	(1,550)	(421)	(2,192)
Foreign taxes	—	—	217	—
Purchased in process research and development	—	9,690	—	9,690
Research credits	(545)	(1,240)	—	(1,785)
Other	126	345	—	471
Change in valuation allowance	10,622	7,226	—	14,275

Net benefit	$(108)	$(642)	$(4,414)	$(750)

8. STOCKHOLDERS’ EQUITY
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
     The 1997 Option Plan provides that in the event of a takeover or merger of the Company in which 100% of the equity of the Company is purchased or a sale of all or substantially all of OrthoLogic’s assets (an “Accelerating Event”), 75% of all unvested employee options will vest and the remaining 25% vest over the following twelve month period. If an employee or holder of stock options is terminated as a result of or subsequent to the acquisition, 100% of that individual’s stock option will vest immediately upon employment termination. The sale of the Bone Device Business represented an Accelerating Event.
     Options are granted at prices that are equal to the current fair value of OrthoLogic’s common stock at the date of grant. The vesting period is generally over a four-year period and all incentive stock options lapse upon termination of employment if not exercised within a 90-day period (or one year after death or disability or the date of termination if terminated for cause).

     A summary of the status of the 1987 and 1997 Option Plans as of December 31, 2005, 2004, and 2003, and changes during the years then ended is:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise price	Shares	Exercise price	Shares	Exercise price

Fixed options outstanding at the beginning of year	2,507,850	$5.04	3,385,899	$4.54	4,083,037	$4.26
Granted	650,000	$5.21	381,200	$7.09	196,000	$4.16
Exercised	(113,100)	$2.54	(1,230,309)	$4.27	(786,422)	$3.20
Forfeited	(3,965)	$5.81	(28,940)	$6.01	(106,716)	$2.82

Outstanding at end of year	3,040,785	$5.17	2,507,850	$5.04	3,385,899	$4.54

Options exercisable at year-end	2,487,041	$5.17	2,434,330	$5.00	3,311,269	$4.56

Outstanding					Exercisable
Range of		Number	Weighted	Weighted	Number	Weighted
Exercise Prices		outstanding as of	Average remaining	Average	Exercisable as of	Average
		December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price
$ 2.44	$3.19	460,600	4.90	$2.98	460,600	$2.98
$ 3.25	$3.28	327,000	6.56	$3.26	177,000	$3.26
$ 3.34	$3.61	317,500	5.38	$3.53	317,500	$3.53
$ 3.63	$4.89	325,300	4.94	$4.11	325,300	$4.11
$ 4.94	$5.53	278,400	3.88	$5.28	223,556	$5.27
$ 5.63	$5.62	350,000	1.80	$5.63	350,000	$5.63
$ 5.81	$5.81	16,000	1.76	$5.81	16,000	$5.81
$ 5.88	$5.88	425,000	9.17	$5.88	114,219	$5.88
$ 5.90	$7.40	400,485	7.94	$6.88	362,366	$6.91
$ 7.83	$17.38	140,500	1.88	$14.51	140,500	$14.51

$ 2.44	$17.38	3,040,785	5.53	$5.17	2,487,041	$5.17

     In connection with the employment of James Pusey, CEO, on March 4, 2005, the Company issued Dr. Pusey options to purchase 500,000 shares of common stock with a ten year term and at an exercise price of $5.88. The shares vest 10% on the date of issuance with the remaining shares vesting ratably over a four year period. Of the grant, 300,000 shares are considered to be in a separate stock plan (the 2005 Pusey Plan) and were not subject to stockholder approval.
9. COMMITMENTS
     We are obligated under non-cancelable operating lease agreements for our Tempe, Arizona office and research facilities through 2007. We currently sublease portions of the Tempe facility to other tenants and approximately 45% of the Tempe leased facility is subleased through December 2007, which offsets our lease expense. The Company recorded approximately $517,000, $746,000, $257,000, and $810,000 of sublease income for the years ended December 31, 2005, 2004, 2003, and for the period of August 5, 2004 through December 31, 2005, respectively.
     We also lease approximately 4,400 square feet of a building for our Galveston location. The Galveston lease expires March 31, 2006 and will not be renewed. The Galveston facility was closed in November 2005 and the remaining Galveston lease costs and other costs to close this facility totaling $245,000 were expensed in fiscal 2005.

     The following table sets forth the obligated base payments:

2006	1,150
2007	1,133

$2,282
     Current subleases provide for the receipt of $736,000 and $743,000 of sublease income in fiscal 2006 and 2007, respectively.
     Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the clinical trials. We have $544,000 accrued for services that have already been provided to the patients as of December 31, 2005. We have an additional commitment of $988,000 to the clinical sites for the completion of the trials during fiscal year 2006.
10. LITIGATION
     OrthoLogic Corp. v. Maricopa County, Superior Court of the State of Arizona, Arizona Tax Court, No. TX2004-000657. On October 28, 2004, the Company filed a complaint and notice of tax appeal against Maricopa County. The Maricopa County Assessor valuated the Corporation’s leased property located at 1275 W. Washington St., Tempe, AZ 85281 and billed the Company in the amount of $238,000 and $229,000 for the 2005 and 2004 personal property tax. In 2005 the Company paid $114,000 of the 2004 property tax bill and $119,000 of the 2005 property tax bill. The Company also accrued the remaining $119,000 for the amount due through December 31, 2005. The leased property is owned by the City of Tempe and the underlying real property is owned by Salt River Project, an agricultural improvement district. The leased property was previously exempt from personal property taxes. The Company has been taxed pursuant to a recent change in the state taxation law that allows taxation in the name of the lessee or sublessee of otherwise tax exempt improvements located on land owned by an agricultural improvement district. The Company believes that this taxation is illegal and if legal, was applied incorrectly. The Company intends to pursue this matter vigorously.
     The Company is involved in various legal proceedings that arise in the ordinary course of business. In management’s opinion, the ultimate resolution of these other legal proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
11. 401(K) PLAN
     We adopted a 401(k) plan (the “Plan”) for our employees on July 1, 1993. We may make matching contributions to the Plan on behalf of all Plan participants, the amount of which is determined by the Board of Directors. We matched approximately $34,000, $31,000 and $110,000 in 2005, 2004, and 2003, respectively.

12. CONDENSED QUARTERLY RESULTS (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
(in thousands, except for per share data)
Operating Expenses	$(6,063)	$(3,813)	$(7,264)	$(4,522)	$(8,293)	$(31,790)	$(8,484)	$(5,786)
Income (loss) from Continuing Operations	$(5,499)	$(3,215)	$(6,610)	$(4,221)	$(7,593)	$(31,398)	$(7,750)	$(4,972)
Net income (loss)	$(5,499)	$(3,215)	$(6,610)	$(4,221)	$(7,593)	$(29,350)	$(7,500)	$(4,972)
Net income (loss) per share:
Basic	$(0.14)	$(0.09)	$(0.17)	$(0.12)	$(0.20)	$(0.80)	$(0.20)	$(0.13)
Diluted	$(0.14)	$(0.09)	$(0.17)	$(0.12)	$(0.20)	$(0.80)	$(0.20)	$(0.13)
     In August of 2004, we acquired substantially all the assets and intellectual property of CBI, resulting in a $25.8 million expense for In-process Research and Development. Cross footing the quarterly data may not result in the yearly totals due to rounding.
13. AUTHORIZED PREFERRED STOCK
     We have 2,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board. We presently have no outstanding shares of preferred stock. While we have no present plans to issue any additional shares of preferred stock, our Board has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.
     In connection with the Rights Agreement dated as of March 4, 1997 between the Company and the Bank of New York, as amended (the “Rights Agreement”), our board approved the designation of 500,000 shares of Series A Preferred Stock. The Rights Agreement and the exercise of rights to purchase Series A Preferred Stock pursuant to the terms thereof may delay, defer or prevent a change in control because the terms of any issued Series A Preferred Stock would potentially prohibit our consummation of certain extraordinary corporate transactions without the approval of the Board. In addition to the anti-takeover effects of the rights granted under the Rights Agreement, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders.
14. SUBSEQUENT EVENTS
  Acquisition of New Class of Molecules, ICARMs™
     On February 23, 2006 the Company entered into an agreement to purchase certain assets and assume certain liabilities of AzERx, Inc. for $390,000 in cash and the issuance of 1,355,000 shares of the Company’s common stock, with a market value of $7.7 million determined by the closing share price on the date the agreement was entered into. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product. AzERx’s lead compound is AZX100, a 24-amino acid peptide. AZX100 is currently being investigated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, and the treatment of asthma. Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types.
     Other assets acquired and liabilities assumed in the transaction are not material. The company expects most of the cost of the acquisition to be deemed in-process research and development costs and, accordingly, will be charged to expense in the first quarter of 2006. The Company is obligated to file, within sixty days, the required forms with the Securities and Exchange Commission to effect the registration of the shares for resale.
     Valley Ventures III, L.P., an investment fund affiliated with the Chairman of the OrthoLogic Board of Directors, John M. Holliman, III, is a minority stockholder of AzERx. Mr. Holliman did not participate in the evaluation or approval of this transaction on behalf of OrthoLogic.
Sale of Shares of Company Stock, Issuance of Warrants and Entry into Master Services Agreement
     On February 24, 2006 the company entered into an agreement with PharmaBio Development Inc. (PharmaBio), an affiliate of Quintiles, Inc., which provided for the purchase of $2,000,000 of the Company’s common stock, with the number of shares (359,279) determined by the 15-day average closing stock price prior to February 24, 2006 ($5.56). The transaction was completed (closed) on February 27, 2006. Additionally, at the election of the Company, PharmaBio will purchase $1,500,000 of the Company’s common stock on June 30, 2006, with the number of shares determined by the 15-day average closing stock price prior to June 30, 2006, and will purchase $1,500,000 of the Company’s common stock on September 29, 2006, with the number of shares determined by the 15-day average closing stock price prior to September 29, 2006. Each stock purchase will include the issuance of fully vested warrants, exercisable for a ten-year period from the date of issuance, for an amount of shares equal to 13% of the shares purchased and with the exercise price set at 115% of the share price of each respective share purchase. (For the February 24, 2006 investment, warrants to purchase 46,706 shares at $6.39 were issued). The Company is obligated to file, within forty-five days, the required forms with the Securities and Exchange Commission to affect the registration of the shares for resale.
     As part of the transaction, the Company and Quintiles, Inc. (Quintiles) entered into a Master Services Agreement whereby Quintiles agrees to become the Company’s exclusive contract research organization service provider for the Company’s Chrysalin Product Platform and to provide certain other technical assistance. The Company anticipates entering into a variety of contracts over the five-year term of the agreement as determined by the development and clinical progress of its Chrysalin products. In return for this agreement, the Company has granted Quintiles the right of first negotiation to promote Chrysalin with a specialty sales force under a fee-for-service or risk-based structure. Additionally, the Company has granted Quintiles warrants to purchase up to 240,000 shares of the Company’s common stock, with the exercise price set at 115% of the 15-day average closing stock price prior to February 24, 2006. The shares will be exercisable for a ten-year period from the date of close and the warrants will vest based on the achievement of certain milestones.

Schedule II Valuation and Qualifying Accounts 2005, 2004 and 2003

Allowance for doubtful accounts:
Balance December 31, 2002	(3,111)
2003 Additions charged to expense		(2,286)
2003 Deductions to allowance			4,841
Balance December 31, 2003				(556)

Balance December 31, 2003	(556)
2004 Adjustments to expense		61
2004 Deductions to allowance			495
Balance December 31, 2004				0
No activity after December 31, 2004

OrthoLogic Corp.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2005

Exhibit
No.	Description	Incorporated by Reference To:	Filed Herewith
2.1	Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and Chrysalis Biotechnology, dated April 28, 2004*	Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 3, 2004 (“June 2004 S-4”)

2.2	Amendment No. 1 to Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and Chrysalis Biotechnology, dated June 1, 2004*	Exhibit 2.2 to the Company’s June 2004 S-4

2.3	Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization between OrthoLogic Corp. and Chrysalis Biotechnology, Inc., dated August 5, 2004*	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2004

3.1	Restated Certificate of Incorporation, executed April 15, 2005	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 10, 2005 (“March 2005 10-Q”)

3.2	Amended Certificate of Designation of Series A Preferred Stock, executed April 15, 2005	Exhibit 3.2 to the March 2005 10-Q

3.3	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)

4.1	Rights Agreement dated as of March 4, 1997, between the Company and Bank of New York, and Exhibits A, B and C thereto	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 6, 1997

4.2	First Amendatory Agreement to March 4, 1997 Rights Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 1999

4.3	Amendment No. 2 to March 4, 1997 Rights Agreement	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 20, 2003

10.1	Form of Indemnification Agreement**	Exhibit 10.16 to the Company’s January 1993 S-1

10.2	1987 Stock Option Plan of the Company, as amended and approved by stockholders	Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

10.3	1997 Stock Option Plan of the Company, as amended and approved by the stockholders	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 2, 2005

10.4	Employment Agreement between the Company and Dr. James M. Pusey, dated March 3, 2005 (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2005 (the “March 4th 8-K”)

10.5	Confidential Information and Assignment of Inventions Agreement between the Company and Dr. James M. Pusey, dated March 3, 2005 (1)	Exhibit 10.2 to the March 4th 8-K

Exhibit
No.	Description	Incorporated by Reference To:	Filed Herewith
10.6	Single-tenant Lease-net dated June 12, 1997, by and between the Company and Chamberlain Development, L.L.C.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

10.7	Employment Agreement effective June 1, 2001 between the Company and James Ryaby (1)	Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

10.8	Patent License Agreement between the Board of Regents of The University of Texas System through its component institution The University of Texas Medical Branch at Galveston and Chrysalis Biotechnology, Inc., dated April 27, 2004 and exhibits thereto (2)	Exhibit 10.1 to the Company’s Amendment No. 1 to its Registration Statement on Form S-4, filed July 14, 2004

10.9	Consulting Agreement with Darrell H. Carney, Ph.D., dated August 5, 2004	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed on November 9, 2004 (the “September 2004 10-Q”)

10.10	Third Amended and Restated Employment Agreement effective November 8, 2004, between the Company and Sherry A. Sturman (1)	Exhibit 10.3 to the Company’s September 2004 10-Q

10.11	Form of Incentive Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan***	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005

10.12	Form of Non-qualified Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan***	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006

10.13	Action by the Board related to the base salary compensation of Sherry A. Sturman (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2005

10.14	Patent Assignment Agreement dated June 28, 2005, between the Company and the University of Texas	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005 (the “June 2005 10-Q”)

10.15	Amendment No. 1 to the Employment Agreement between the Company and Dr. James M. Pusey, dated August 8, 2005 (1)	Exhibit 10.4 to the June 2005 10-Q

10.16	Amendment No. 1 to the Third Amended and Restated Employment Agreement between the Company and Sherry A. Sturman, dated August 7, 2005 (1)	Exhibit 10.5 to the June 2005 10-Q

10.17	Director Compensation Plan, effective June 10, 2005	Exhibit 10.2 to the June 2005 10-Q

10.18	Letter of Stock Option Grant to Dr. James M. Pusey for 200,000 shares of the Company’s common stock, dated March 3, 2005 (1)	Exhibit 10.3 to the March 4th 8-K

10.19	Letter of Stock Option Grant to Dr. James M. Pusey for 300,000 shares of the Company’s common stock, dated March 3, 2005 (1)	Exhibit 10.4 to the March 4th 8-K

Exhibit
No.	Description	Incorporated by Reference To:	Filed Herewith
10.20	Letter of Restricted Stock Grant to Dr. James M. Pusey, dated March 3, 2005 (1)	Exhibit 10.5 to the March 4th 8-K

10.21	Termination and Severance Agreement between the Company and Thomas R. Trotter dated December 27, 2005 (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2005

10.22	Employment Agreement between the Company and Dana Shinbaum dated October 17, 2005 (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2005 (the “October 27th 8-K”)

10.23	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Dana Shinbaum dated October 17, 2005 (1)	Exhibit 10.1 to the October 27th 8-K

10.24	Action by the Board related to the maximum cash bonus of Sherry A. Sturman (1)	Exhibit 10.1 to the March 2005 10-Q

10.25	Action by the Board related to the base salary compensation of Dr. James T. Ryaby (1)	Exhibit 10.2 to the March 2005 10-Q

10.26	Action by the Board related to the maximum cash bonus of Dr. James T. Ryaby (1)	Exhibit 10.3 to the March 2005 10-Q

21.1	List of subsidiaries		X

23.1	Consent of independent registered public accounting firm		X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14		X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 ****

(1)	Management contract or compensatory plan or arrangement.

(2)	Portions of this agreement have been redacted and filed under confidential treatment request with the Securities and Exchange Commission.

*	Upon the request of the Securities and Exchange Commission, OrthoLogic Corp. agrees to furnish supplementally a copy of any schedule to the Asset Purchase Agreement and Plan of Reorganization between the Company and Chrysalis Biotechnology, Inc., dated as of April 28, 2004, as amended.

**	OrthoLogic has entered into separate indemnification agreements with each of its current directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, OrthoLogic has filed the form of such indemnification agreement.

***	OrthoLogic from time to time issues stock options to its employees, officers and directors pursuant to its 1997 Stock Option Plan, as amended. The incentive stock option grant letters and non-qualified stock option grant letters that evidence these issuances differ only in such terms as the identity of the recipient, the grant date, the number of securities covered by the award, the price(s) at which the recipient may acquire the securities and the vesting schedule. Pursuant to the instructions accompanying Item 601 of Regulation S-K, OrthoLogic has filed the form of such incentive stock option grant letter and non-qualified stock option grant letter.

****	Furnished herewith.