Form 10-Q
period 2006-03-31
ORTHOLOGIC CORP
filed 2006-05-08
CIK 887151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
40,573,489 shares of common stock outstanding as of April 28, 2006.

ORTHOLOGIC CORP.
(A Development Stage Company)
INDEX

PART I — Financial Information
Item 1. Financial Statements
ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$41,429	$35,111
Short-term investments	32,389	46,437
Prepaids and other current assets	756	857

Total current assets	74,574	82,405

Furniture and equipment, net	593	525
Long-term investments	6,974	2,084
Deferred income taxes	1,106	1,106
Patents, net	2,240	2,223

Total assets	$85,487	$88,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,516	$1,036
Accrued compensation	262	711
Accrued clinical	737	544
Accrued severance and other restructuring costs	410	602
Other accrued liabilities	800	1,089

Total current liabilities	3,725	3,982

Deferred rent and other non-current liabilities	454	183

Total liabilities	$4,179	$4,165

Stockholders’ Equity

Common Stock $.0005 par value;	20	19
100,000,000 shares authorized; 40,573,489 and 38,124,742 shares issued and outstanding
Additional paid-in capital	184,965	171,355
Accumulated deficit	(103,677)	(87,196)

Total stockholders’ equity	81,308	84,178

Total liabilities and stockholders’ equity	$85,487	$88,343

See notes to unaudited condensed financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

			Development
	Three months ended		Stage Company
	March 31,		August 5, 2004 -
	2006	2005	March 31, 2006

OPERATING EXPENSES

General and administrative	$2,093	$910	$8,881
Research and development	6,716	5,403	40,240
Other divestiture and related gains	—	(250)	(375)
Purchased in-process research and development	8,434	—	34,274

Total operating expenses	17,243	6,063	83,020
Interest income, net	(762)	(552)	(4,153)

Loss from continuing operations before taxes	16,481	5,511	78,867
Income tax benefit	—	(12)	(750)

Loss from continuing operations	16,481	5,499	78,117
Discontinued operations — net gain on sale of the bone device business, net of taxes ($267)	—	—	(2,202)

NET LOSS	$16,481	$5,499	$75,915

Per Share Information:

Net loss, basic and diluted	$(0.42)	$(0.14)

Basic and diluted shares outstanding	39,250,851	38,047,198
See notes to unaudited condensed financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

			As a Development
	Three months ended		Stage Company
	March 31,		August 5th 2004 -
	2006	2005	March 31, 2006

OPERATING ACTIVITIES
Net loss	$(16,481)	$(5,499)	$(75,708)
Non Cash items:
Deferred tax asset			(336)
Depreciation and amortization	357	30	582
Non-cash stock compensation	952		1,114
Gain on sale of bone growth stimulation business			(2,298)
In-process research and development	8,434		34,274

Change in other operating items:
Accounts receivable			227
Prepaids and other current assets	100	(80)	726
Accounts payable	264	(332)	580
Accrued liabilities	(788)	(523)	(299)

Cash flows used in operating activities	(7,162)	(6,404)	(41,138)

INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(83)	(5)	(402)
Proceeds from sale of assets			7,000
Cash paid for assets of AzERx/CBI	(390)		(4,058)
Cash paid for patent assignment rights	(100)		(500)
Purchases of investments	(10,068)	(15,135)	(99,453)
Maturities of investments	19,226	13,160	118,028

Cash flows provided by (used in) investing activities	8,585	(1,980)	20,615

FINANCING ACTIVITIES
Net proceeds from stock option exercises	2,962		4,612
Net proceeds from sale of stock	1,933		1,933

Cash flows provided by financing activities	4,895		6,545

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,318	(8,384)	(13,978)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,111	38,377	55,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,429	$29,993	$41,429

Supplemental Disclosure of Non-Cash Investing Activities	AzERx		AzERx and CBI

AzERx/CBI Acquisition
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs	(280)		(420)
Original investment reversal			(750)
In-process research and development acquired	8,434		34,274
Common stock issued for acquisition	(7,764)		(31,217)

Cash paid for acquisition	$390		$4,058

See notes to unaudited condensed financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
OVERVIEW OF BUSINESS
     Description of the business
     OrthoLogic is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions. The Company is focused on the development and commercialization of two product platforms: Chrysalin® (TP508) and AZX100.
     Chrysalin, the Company’s first novel synthetic peptide, is being studied in two lead indications, both of which represent areas of significant unmet medical need – fracture repair and diabetic foot ulcer healing. Based on the Company’s pioneering scientific research of the natural healing cascade, OrthoLogic has become a leading company focused on tissue and bone repair. The Company owns exclusive worldwide rights to Chrysalin.
     AZX100, the Company’s second peptide, is a novel synthetic pre-clinical 24-amino acid peptide, one of a new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™. AZX100 is currently being evaluated for medically and commercially significant applications, such as the treatment of vasospasm associated with subarachnoid hemorrhage, the prevention of keloid scarring, pulmonary fibrosis, and the treatment of asthma. OrthoLogic has an exclusive worldwide license to AZX100.
     We continue to explore other biopharmaceutical compounds that can complement our research activity internally and broaden our potential pipeline for successful products.
     Company History
     Prior to November 26, 2003, we developed, manufactured and marketed proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal bone and tissue, with particular emphasis on fracture healing and spine repair. Our product lines included bone growth stimulation and fracture fixation devices including the OL1000 product line, SpinaLogic® and OrthoFrame/Mayo, which we sometimes refer to as our “Bone Device Business.”
     On November 26, 2003, we sold our Bone Device Business. Our principal business remains focused on tissue repair, although through biopharmaceutical approaches rather than through the use of medical devices.
     On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock plus an additional $7.0 million in OrthoLogic common stock upon the occurrence of certain triggering events. We became a development stage entity commensurate with the acquisition. Subsequently, all of our collective efforts were focused on research and development of our Chrysalin Product Platform, with the goal of commercializing our products.

     On February 23, 2006 the Company entered into an agreement to purchase certain assets and assume certain liabilities of AzERx, Inc. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product. AzERx’s lead compound is AZX100, a 24-amino acid synthetic peptide. AZX100 is currently being evaluated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage (SAH), prevention of keloid scarring, pulmonary fibrosis and the treatment of asthma. Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. The Company will continue pre-clinical activities on AZX100 in 2006.
     Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources. As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through March 31, 2006, we have incurred $76 million in net costs as a development stage company.
     In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp. References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.
     Financial Statement Presentation
     In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.
     Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. As of March 31, 2006, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of SFAS No. 123(R) as disclosed in Note A.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2005.
     A. STOCK BASED COMPENSATION. SFAS No. 123(R) supersedes APB No. 25 and revises guidance in SFAS No. 123. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility adjusted for future expectations. The expected life of the stock options is based on historical data and future expectations. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional compensation resulting from those additional grants. The Company chose the modified-prospective transition alternatives in adopting SFAS 123(R). Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123, except that a forfeiture rate will be estimated for all options, as required by SFAS 123(R). Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $1.1 million ( includes 328,124 shares valued at $ 695,000 unvested and cancelled on April 5, 2006 upon the resignation of James M. Pusey, MD). Compensation costs recorded for the three months ended March 31, 2006, for the options outstanding and unvested at December 31, 2005 was $166,000 of which $28,000 was recorded as a research and development expense and $138,000 as a general and administrative expense in the Statement of Operations. At March 31, 2006 the remaining compensation cost related to unvested options outstanding at December 31, 2005, giving effect at March 31, 2006 for Dr. Pusey’s shares cancelled on April 5, 2006, is $178,000, which will be recognized over the remaining vesting period of approximately three years, with an estimated weighted average period of 1.3 years.
     We have provided the required additional disclosures below which illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No.

123(R), “Accounting for Stock-based Compensation,” to stock-based employee compensation (in thousands except per share data) prior to the actual date of adoption of SFAS No. 123 (R), January 1, 2006.

Three months ended
March 31, 2005
Estimated weighted-average fair value of options granted during the period	$2.66

Net loss attributable to common stockholders:
As reported	$(5,499)
Stock based compensation expense (included in net loss)	—
Stock based compensation expense, net of tax	(172)

Pro forma	$(5,671)

Basic and diluted net loss per share:
As reported	$(0.14)
Pro forma	$(0.15)
Black-Scholes model assumptions:
Risk free interest rate	3.9%
Expected volatility	44%
Expected term	2.7 Years
Dividend yield	0%
     The Company used the Black-Scholes model, risk free interest rate of 4.80%, expected volatility of 73%, expected term from vesting of 2.9 years, and 0% dividend yield to determine the total fair market value of $2,070,000 for options to purchase 644,000 shares of the Company’s common stock issued during the three months ended March 31, 2006. Using an estimated forfeiture rate of 5%, compensation cost recorded for the three months ended March 31, 2006, for options issued in that period, was $360,000, of which $97,000 was recorded as a research and development expense and $263,000 as a general and administrative expense in the Statement of Operations. The options granted generally vest over a four-year period from the date of grant and, accordingly, the remaining unamortized cost at March 31, 2006 of $1,694,000 will be amortized ratably over the period ending December 31, 2009, with an estimated weighted average period of 1.8 years.
     In connection with the employment of James M. Pusey, MD, President and CEO, in March 2005, the Company granted Dr. Pusey 200,000 shares of restricted stock, which vest if certain milestones are reached. In March 2006, 100,000 shares of restricted stock vested resulting in total compensation expenses of $588,000, of which $426,000 was recorded in the quarter ended March 31, 2006 and $162,000 in fiscal year 2005, as general and administrative expenses in the Statement of Operations. The compensation cost was determined using the closing stock price of the Company’s common stock on March 3, 2006, the date of grant. The remaining unvested 100,000 shares of restricted stock were cancelled upon Dr. Pusey’s resignation on April 5, 2006 of his employment with the Company.
     Non-cash stock compensation cost for the three months ended March 31, 2006 totaled $952,000 of which $166,000 related to unvested stock options outstanding at December 31, 2005,

$360,000 related to options to purchase shares of the Company’s common stock issued during the three months ended March 31, 2006 and $426,000 related to Dr. Pusey’s restricted stock, as described above.
     During the three months ended March 31, 2006, options to purchase 670,400 shares of the Company’s common stock were exercised resulting in the receipt by the Company of net cash proceeds of $2,962,000.
     A summary of option activity under our stock option plans for the three months ended March 31, 2006, is as follows:

		Weighted	Weighted
		average exercise	average remaining
	Number of	price	contractual term
	Options	$	(years)

Options outstanding at December 31, 2005	3,040,285	5.17
Plus: Options granted	644,000	5.21

Less:
Options exercised	(670,400)	4.42
Options expired/forfeited	(52,612)	4.38

Options outstanding at March 31, 2006	2,961,773	5.36	6.81

Options exercisable at March 31, 2006	1,914,313	5.44	5.36
     A summary of the status of the Company’s unvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted
		average
		Grant date
	Number of	Fair Value
Unvested Shares	Options	$

Unvested shares at December 31, 2005	200,000	5.88
Granted
Vested	100,000	5.88
Canceled/forfeited

Unvested shares at March 31, 2006	100,000	5.88
     It is the Company’s policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of shareholder approved plans. The options granted under shareholder approved incentive plans have a ten-year term and vest over a four-year period of service. All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value.

B. Acquisition of New Class of Molecules, ICARMs™
     On February 23, 2006 the Company entered into an agreement to purchase certain assets and assume certain liabilities of AzERx, Inc. for $390,000 in cash and the issuance of 1,355,000 shares of the Company’s common stock. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx.
     The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product. AzERx’s lead compound is AZX100, a 24-amino acid synthetic peptide. AZX100 is currently being evaluated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, pulmonary fibrosis and the treatment of asthma. Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types.
     The Company deemed the cost of the acquisition to be in-process research and development costs and, accordingly, charged the acquisition costs to research and development expense in the three month period ended March 31, 2006.
     The costs associated with the acquisition were as follows:

Cash	$390,000
Fair Market Value of the Company’s Common Stock issued (1)	7,764,000
Transaction costs	207,000
Liabilities assumed	73,000

In-process Research and Development costs	$8,434,000

(1)	The fair market value of the Company’s common stock ($5.73) was determined by reference to the closing market price of the Company’s common stock for a reasonable period before and after February 24, 2006.
     Valley Ventures III, L.P., an investment fund affiliated with the Chairman of the OrthoLogic Board of Directors, John M. Holliman, III, is a minority stockholder of AzERx. Mr. Holliman did not participate in the evaluation or approval of this transaction on behalf of OrthoLogic.
C. Sale of Shares of Company Stock, Issuance of Warrants and Entry into Master Services Agreement
     On February 24, 2006 the Company entered into agreements with PharmaBio Development Inc., an affiliate of Quintiles, Inc., and Quintiles, Inc. (hereafter “Quintiles”), which provided for the purchase of $2,000,000 of the Company’s common stock, with the number of shares (359,279) determined by the 15-day average closing stock price prior to February 24, 2006 ($5.56). The transaction was completed (closed) on February 27, 2006. Additionally, at the election of the Company, Quintiles will purchase $1,500,000 of the Company’s common stock on June 30, 2006, with the number of shares determined by the 15-day average closing stock price prior to June 30, 2006, and will purchase $1,500,000 of the Company’s common stock on September 29, 2006, with the number of shares determined by the 15-day average closing stock price prior to September 29, 2006. Each stock purchase will include the issuance of fully vested warrants, exercisable for a ten-year period from the date of issuance, for an amount of shares equal to 13% of the shares purchased and with the exercise price set at 115% of the share price of each respective share purchase. (For the February 27, 2006 investment, warrants to purchase 46,706 shares at $6.39 were issued).
     Summary of the February 27, 2006 stock sale transaction:

Capital Stock and Additional paid-in Capital	$1,933,000
Accrued transaction costs	67,000

Cash proceeds	$2,000,000
     Accrued transaction costs represent direct costs of the transaction (legal and accounting fees) and are treated as reduction of additional paid-in capital.
     As part of the transaction, the Company and Quintiles also entered into a Master Services Agreement whereby Quintiles agrees to become the Company’s exclusive contract research organization service provider for the Company’s Chrysalin Product Platform and to provide certain other technical assistance. The Company anticipates entering into a variety of contracts over the five-year term of the agreement as determined by the development and clinical progress of its Chrysalin products. In return for this agreement, the Company has granted Quintiles the right of first negotiation to promote Chrysalin with a specialty sales force under a fee-for-service or risk-based structure. Additionally, the Company has granted Quintiles warrants to purchase up to 240,000 shares of the Company’s common stock, with the exercise price set at 115% of the 15-day average closing stock price prior to February 24, 2006 ($6.39). The shares will be exercisable for a ten-year period from February 27, 2006 and the warrants will vest based on the achievement of certain milestones (milestone warrants).
     The total costs of the milestone warrants will be charged to expense over the period of performance. The costs will be determined based on the fair market value of the milestone warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested. The fair market value of the milestone warrants using the Black-Scholes model, .73% volatility, 0 dividends, expected term of 10 years, and 4.8% interest rate was $1,056,000 at March 31, 2006. No costs were charged to expense at March 31, 2006 as it is not yet probable that any milestone warrants will vest.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion of significant events in the quarter ended March 31, 2006 and factors that affected OrthoLogic’s interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business
     OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptides Chrysalin® (TP508) and AZX100.
CHRYSALIN®
     Chrysalin (TP508) is being developed in two lead indications, both of which represent areas of significant unmet medical need – fracture repair and diabetic foot ulcer healing. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring agent responsible for blood clotting and initiating the natural healing cascade of cellular events responsible for tissue repair in both soft tissue and bone.
     On March 15, 2006, the Company reported results of an analysis of topline data from its Phase 3 clinical trial of the novel synthetic peptide Chrysalin® (TP508) in subjects who sustained unstable, displaced distal radius (wrist) fractures. Treatment with 10ìg Chrysalin did not demonstrate a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization.
     Within the secondary endpoints, radiographic evidence of time to radial cortical bridging, showed a statistically significant benefit for Chrysalin–treated subjects (p = 0.046). This benefit mirrored findings from the Phase 1/2 clinical trial that provided part of the foundation for the Phase 3 study. A statistically significant difference between Chrysalin treatment and placebo in the functional secondary endpoints was not observed. From a safety perspective, there were no adverse events related to Chrysalin reported in this Phase 3 trial, nor were there any differences in adverse event rates observed between the Chrysalin and placebo treated subject.
     The Company is currently assessing Chrysalin in a Phase 2b human clinical trial in distal radius fracture, which is a double-blind, randomized placebo controlled trial that explores a wider dose range of Chrysalin, including 1 µg, 3 µg, 10 µg, or 30 µg doses. At March 15, 2006, the Company temporarily interrupted enrollment in its Phase 2b fracture repair dosing clinical trial to perform an interim analysis of the subjects enrolled up to that date. The Company plans to announce the results of the interim analysis and its future fracture repair indication plans by the 3rd Quarter of 2006.
AZX100 — ICARMs™
     On February 23, 2006 the Company entered into an agreement to purchase certain assets and assume certain liabilities of AzERx, Inc. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product. AzERx’s lead compound is AZX100, a 24-amino acid synthetic peptide. AZX100 is currently being evaluated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage (SAH), prevention of keloid scarring, pulmonary fibrosis and the treatment of asthma. Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. The Company will continue pre-clinical activities on AZX100 in 2006.

     We continue to evaluate other biopharmaceutical compounds that can complement our research activity internally and broaden our potential pipeline for successful products.
Chrysalin Product Platform
     Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair. Chrysalin mimics specific attributes of the thrombin molecule, stimulating the body’s natural healing processes. Drugs based on the Chrysalin peptide can be used to mimic part of the thrombin response without stimulating the events associated with blood clotting and therefore has the potential to accelerate the natural cascade of healing events. The Chrysalin molecule serves as the basis for a group of potential therapeutic products we refer to collectively as the “Chrysalin Product Platform.” We have initiated or are conducting clinical trials for two potential Chrysalin products: one trial for acceleration of fracture repair, and a second trial for diabetic foot ulcer. We previously conducted a pilot study for spine fusion. We have conducted pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair (See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional comments on the Chryslin Product Platform.).
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
     We are developing the Chrysalin-based product candidates, fracture repair and diabetic foot ulcer healing, in parallel. We expect to learn from the results of each trial and apply the findings to the development of the other product candidates. We believe there are distinct research activities within the product candidates whose outcomes and results will apply across the product platform in terms of safety and efficacy.
     Through March 31, 2006 the Company has focused most of its efforts on the development and commercialization of fracture repair and diabetic foot ulcer healing indications. The results of the Company efforts in these two product candidates will affect when and what future actions are taken on the other product candidates described above.
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

     Chrysalin is a substance that, when injected through the skin into the fracture site at the time of fracture reduction, was shown in a preliminary clinical trial to accelerate the healing of the fracture. Chrysalin does this by mimicking certain stimulatory aspects of the thrombin molecule. Fractures that heal faster lead to earlier return of function for the patient and potentially improved clinical outcomes.
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
     We completed subject enrollment in our pivotal Phase 3 human clinical trial evaluating the efficacy of Chrysalin in subjects with unstable and/or displaced distal radius (wrist) fractures in May 2005. We enrolled a total of 503 study subjects in 27 health centers throughout the United States. The primary efficacy endpoint in the trial was to measure how quickly wrist fractures in subjects injected with Chrysalin heal, as measured by the removal of immobilization. Accelerated removal of immobilization allows patients to initiate hand therapy and regain full function of their wrists and hands sooner. The clinical trial’s secondary efficacy endpoints include radiographic analysis of healing, as well as clinical, functional, and subject outcome parameters. On March 15, 2006, the Company reported results of an analysis of topline data from its Phase 3 clinical trial of the novel synthetic peptide Chrysalin® (TP508) in unstable, displaced distal radius (wrist) fractures. Treatment with 10ìg Chrysalin did not demonstrate a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Within the secondary endpoints, radiographic evidence of time to radial cortical bridging, showed a statistically significant benefit for Chrysalin–treated subjects (p = 0.046). This benefit mirrored findings from the Phase 1/2 clinical trial that provided part of the foundation for the Phase 3 study. A statistically significant difference between Chrysalin treatment and placebo in the functional secondary endpoints was not observed. From a safety perspective, there were no adverse events related to Chrysalin reported in this Phase 3 trial, nor were there any differences in adverse event rates observed between the Chrysalin and placebo treated subject.
     The Company is currently assessing Chrysalin in a Phase 2b human clinical trial in distal radius fractures, which is a double-blind, randomized placebo controlled trial that explores a wider dose range of Chrysalin, including 1 µg, 3 µg, 10 µg, or 30 µg doses. Our enrollment goal was 590 subjects in approximately 60 sites. On March 15, 2006, the Company temporarily interrupted enrollment in its Phase 2b fracture repair dosing human clinical trial to perform an interim analysis of the subjects enrolled up to that date. The Company plans to announce the results of the interim analysis and its future fracture repair indication plans by the 3rd Quarter of 2006.
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
     We believe topical treatment of the wound with Chrysalin will promote new tissue growth necessary for healing of a diabetic foot ulcer. CBI conducted a multicenter Phase 1/2 double blind human trial with 60 subjects, the results of which were presented at the Wound Healing Society in May of 2002. We found no drug related adverse events due to Chrysalin in this trial and complete wound closure occurred in 70% of Chrysalin-treated ulcers relative to 33% in placebo controls, a statistically significant difference.
     Our pre-clinical studies and the initial Phase 1/2 human clinical trial evaluated Chrysalin in a saline formulation. We are currently evaluating various gel formulations of Chrysalin that will make Chrysalin easier for patients to use.
AZX100 — ICARMs™
     AZX100, a 24-amino acid synthetic peptide, is one of a new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™.
     AZX100 relaxes smooth muscle, which modulates the function of blood vessels, sphincters, the gastrointestinal tract, the genitourinary tract, and the airways. Sustained abnormal contraction of any of these muscles is called spasm. Any disorders known to be associated with excessive constriction or inadequate dilation of smooth muscle represent potential applications for AZX100, including:
•	Subarachnoid hemorrhage (SAH) induced spasm of the intracranial blood vessels

•	Spasm of vein grafts after harvest

•	Spasm of the portal vein (PHT)

•	Spasm of airway smooth muscle (asthma)

•	Spasm of lung vessels, which causes pulmonary (lung) hypertension

•	Male and female sexual dysfunction

•	Toxemia of pregnancy (pre-eclampsia/eclampsia)

•	Pre-term labor

•	Reynaud’s disease or phenomenon

•	Achalasia (spasm of the lower esophageal sphincter)

•	Non-occlusive mesenteric ischemia

•	Hemolytic-uremia

•	Prinzmetal’s angina (a form of coronary spasm that causes angina), and

•	Anal fissure.
     AZX100 may also reverse the fibrotic phenotype of fibroblasts and smooth muscle cells in a mechanism similar to that which causes vasorelaxation. Through phenotypic modulation of fibroblasts and smooth muscle cells, AZX100 may inhibit the scarring that results from wound healing and disease states in the dermis, blood vessels, lungs, liver and other organs.
     AZX100 is currently being evaluated by the Company for applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, pulmonary fibrosis and the treatment of asthma. Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. The Company will continue pre-clinical activities on AZX100 in 2006.
Results of Operations Comparing Three-Month Period Ended March 31, 2006 to the Corresponding Period in 2005.
     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations increased by $1,183,000 from $910,000 in the first quarter of 2005 to $2,093,000 in the first quarter of 2006. Our administrative expenses during the first quarter of 2006 were higher than the same period of 2005 primarily as a result of non-cash stock compensation expense of $827,000, as described in Note A, increased patent amortization of $90,000, $69,000 asset retirement obligation cost amortization and transition period costs associated with the former CFO, Sherry Sturman.
     Research and Development Expenses: Research and development expenses were $6,716,000 for the first three months in 2006 compared to $5,403,000 for the first three months in 2005. Our research and development expenses increased $1,313,000 in the first quarter of 2006 over the same period in 2005 primarily due to the increase in the number of subjects enrolled in our Phase 3 human clinical trial and our Phase 2b dose-ranging human clinical trial for fracture repair. The primary focus of our research and development work was our Chrysalin-based fracture repair indication. Following fracture repair, the second area of focus was a Chrysalin-based product candidate for diabetic foot ulcer healing. In 2006 we expect to continue our efforts in fracture repair and diabetic foot ulcer healing and as disclosed in Note B, the Company acquired and will also continue to develop AZX100 in 2006.
     Interest Income, Net: Interest Income, net increased from $552,000 in the first quarter of 2005 to $762,000 in the first quarter of 2006 due to the increase in interest rates between the two periods.
     Net Loss: We incurred a net loss in the first three months of 2006 of $16.5 million compared to a net loss of $5.5 million in the first three months of 2005. The $11 million increase in the net loss in the three months ended March 31, 2006 compared to the same period in 2005, results primarily from $8.4 million in-process research and development costs related to AzERx (Note B), $1 million of non-cash stock compensation expense and increased spending on our research and development programs.
Liquidity and Capital Resources
     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin Product Platform. We received approximately $93.0 million in cash from the sale of our Bone Device Business. On December 1st 2005 we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business. On February 27,

2006 the Company entered into an agreement with Quintiles, (see Note C), which provides an investment by Quintiles, in the Company’s common stock of up to $5,000,000, of which $2,000,000 was received on February 27, 2006. The Company also received net proceeds of $2,962,000 from the exercise of stock options during the three months ended March 31, 2006. At March 31, 2006 we had cash and cash equivalents of $41.4 million, short-term investments of $32.4 million and long-term investments of $7.0 million.
     We do not expect to make significant capital investments in 2006 but anticipate continuing research and development expenditures related to clinical trials for Chrysalin in fracture repair and diabetic foot ulcers, and further pre-clinical studies for AZX100.
     We completed subject enrollment in our pivotal Phase 3 human clinical trial evaluating the efficacy of Chrysalin in subjects with unstable and/or displaced distal radius (wrist) fractures in May 2005. We enrolled a total of 503 study subjects in 27 health centers throughout the United States. The primary efficacy endpoint in the trial is to measure how quickly wrist fractures in subjects injected with Chrysalin heal, as measured by the removal of immobilization. Accelerated removal of immobilization allows subjects to initiate hand therapy and regain full function of their wrists and hands sooner. The clinical trial’s secondary efficacy endpoints include radiographic analysis of healing, as well as clinical, functional, and subject outcome parameters. On March 15, 2006, the Company reported results of an analysis of topline data from its Phase 3 clinical trial of the novel synthetic peptide Chrysalin® (TP508) in unstable, displaced distal radius (wrist) fractures. Treatment with 10ìg Chrysalin did not demonstrate a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Within the secondary endpoints, radiographic evidence of time to radial cortical bridging, showed a statistically significant benefit for Chrysalin–treated subjects (p = 0.046). This benefit mirrored findings from the Phase 1/2 clinical trial that provided part of the foundation for the Phase 3 study. A statistically significant difference between Chrysalin treatment and placebo in the functional secondary endpoints was not observed. From a safety perspective, there were no adverse events related to Chrysalin reported in this Phase 3 trial, nor were there any differences in adverse event rates observed between the Chrysalin and placebo treated subject.
     The Company is currently assessing Chrysalin in a Phase 2b human clinical trial in distal radius fracture, which is a double-blind, randomized placebo controlled trial that explores a wider dose range of Chrysalin, including 1 µg, 3 µg, 10 µg, or 30 µg doses. Our enrollment goal was 590 subjects in approximately 60 sites. On March 15, 2006, the Company temporarily interrupted enrollment in its Phase 2b fracture repair dosing human clinical trial to perform an interim analysis of the subjects enrolled up to that date. The Company plans to announce the results of the interim analysis and its future fracture repair indication plans by the 3rd Quarter of 2006.
     Our research and development expenses during 2006 may vary significantly from prior periods depending on the results of the Company’s Chrysalin Phase 2B fracture repair dosing human clinical trial interim analysis and the Company’s decision on its future Chrysalin fracture repair plans.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We had no debt outstanding and no derivative instruments at March 31, 2006.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our principal executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, the principal executive officer and chief financial officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective and provide reasonable assurance that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. On April 5, 2006, James M. Pusey, MD, resigned his position as CEO and President (Principal Executive Officer), and John M. Holliman, III, was appointed Executive Chairman and Principal Executive Officer.
Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1A. Risks Factors
Forward looking statements
OrthoLogic may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
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
          Except as set forth below, there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
          We are currently conducting a Phase 2b and Phase 3 human clinical trial on Chrysalin for fracture repair indications. On March 15, 2006, the Company reported results of its Phase 3 Fracture Repair human clinical trial. For the primary endpoint, immobilization removal, no statistically significant difference between placebo and a single injection of Chrysalin were achieved. Consistent with the Phase 1/2 human clinical trial results, a statistically significant difference for a secondary endpoint, radiographic evidence of radial cortical bridging, was achieved. A statistically significant difference between Chrysalin treatment and placebo in the other secondary endpoints was not observed. On March 15, 2006, the Company temporarily interrupted enrollment in the Phase 2b fracture repair dosing clinical trial to perform an interim analysis of the subjects enrolled up to that date. The Company plans to announce the results of the interim analysis and its future fracture repair indication plans by the 3rd Quarter of 2006.
          Upon a receipt of the interim analysis of the results of our Phase 2b fracture repair dosing clinical trial we will have to determine whether to redesign our Chrysalin fracture repair product candidate and our protocols and continue with additional testing, evaluate the interest of other companies in partnering for this indication, or cease activities in this area. Redesigning the product candidate could be extremely costly and time-consuming. A substantial delay in obtaining FDA approval or termination of the Chrysalin fracture repair product candidate could result in a delay in our ability to generate revenue.
Our stock price is volatile and fluctuates due to a variety of factors.
          Our stock price has varied significantly in the past (from a high of $8.96 to a low of $1.65 from January 1, 2003 to April 28, 2006) and may vary in the future due to a number of factors, including:
•	announcement of the results of, or delays in, preclinical or studies of clinical trials;

•	fluctuations in our operating results;

•	developments in litigation to which we or a competitor is subject;

•	announcements and timing of potential acquisitions, divestitures, and conversions of preferred stock,

•	announcements of technological innovations or new products by us or our competitors;

•	FDA and other regulatory actions;

•	developments with respect to our or our competitors’ patents or proprietary rights;

•	public concern as to the safety of products developed by us or others; and

•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally.
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
ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	May 8, 2006

John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice-President and Chief

Les M. Taeger	Financial Officer	May 8, 2006
(Principal Financial and Accounting Officer)

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2006

Exhibit			Filed
No.	Description	Incorporated by Reference To:	Herewith

Exhibit	Description	Incorporated Herein By Reference To

4.1	Class A Warrant Agreement dated February 24, 2006, between OrthoLogic Corp. and PharmaBio Development Inc.	Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2006 (the “March 3rd 8-K”)

4.2	Class B Warrant Agreement dated February 24, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (asterisks located within exhibit denote information that has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)	Exhibit 4.2 to the March 3rd 8-K

4.3	Class C Warrant Agreement dated February 24, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (asterisks located within exhibit denote information that has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)	Exhibit 4.3 to the March 3rd 8-K

4.4	Class D Warrant Agreement dated February 24, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (asterisks located within exhibit denote information that has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)	Exhibit 4.4 to the March 3rd 8-K

4.5	Form of Class A Warrant Agreement for Additional Class A Warrants	Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 13, 2006 (the “April 13th S-3”)

10.1	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)

10.2	Intellectual Property, Confidentiality and Non-Competition Agreement dated as of January 10, 2006 between the Company and Les M. Taeger	Exhibit 10.2 to the January 11th 8-K

10.3	Asset Purchase Agreement and Plan of Reorganization dated February 23, 2006, by and between the Company and AzERx, Inc.	Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 25, 2006 (the “April 25th S-3”)

10.4	Amended and Restated License Agreement dated February 23, 2006 between the Company and Arizona Science & Technology Enterprises, LLC	Exhibit 10.5 to the April 25th S-3

Exhibit			Filed
No.	Description	Incorporated by Reference To:	Herewith

Exhibit	Description	Incorporated Herein By Reference To

10.5	Common Stock and Warrant Purchase Agreement dated February 24, 2006, by and between the Company and PharmaBio Development Inc.	Exhibit 10.1 to the April 13th S-3

10.6	Common Stock and Warrant Purchase Agreement dated February 24, 2006, by and between the Company and PharmaBio Development Inc.	Exhibit 10.1 to the April 13th S-3

10.7	Registration Rights Agreement dated February 24, 2006, between PharmaBio Development Inc. and the Company,	Exhibit 10.2 to the April 13th S-3

10.8	Registration Rights Agreement dated February 27, 2006, by and among the Company, AzERx, Inc. and the other shareholders listed thereon	Exhibit 10.3 to the April 13th S-3

10.9	Form of Indemnification Agreement*	Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 033-47569) filed with the SEC on January 25, 1993

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14		X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*		X

*	OrthoLogic has entered into separate indemnification agreements with each of its current directors and executive officers that differ only in party names and dates. During the quarter ended March 31, 2006, OrthoLogic entered into such indemnification agreements with Dana Shinbaum and William Wardell. Pursuant to the instructions accompanying Item 601 of Regulation S-K, OrthoLogic has filed the form of such indemnification agreement.