Form 10-Q
period 2006-06-30
ORTHOLOGIC CORP
filed 2006-08-08
CIK 887151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
41,564,291 shares of common stock outstanding as of July 28, 2006

ORTHOLOGIC CORP.
(A Development Stage Company)
INDEX

Page
No.
Part I Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets as of June 30, 2006 and December 31, 2005	3

Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005	4

Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

Part II Other Information

Item 1A. Risk Factors	21

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits	23
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – Financial Information
Item 1. Financial Statements
ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$36,992	$35,111
Short-term investments	28,425	46,437
Prepaids and other current assets	546	857

Total current assets	65,963	82,405

Furniture and equipment, net	512	525
Long-term investments	10,182	2,084
Deferred income taxes	—	1,106
Patents, net	2,170	2,223

Total assets	$78,827	$88,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$785	$1,036
Accrued compensation	448	711
Accrued clinical	557	544
Accrued severance and restructuring costs	349	602
Other accrued liabilities	829	1,089

Total current liabilities	2,968	3,982

Deferred rent and other non-current liabilities	412	183

Total liabilities	3,380	4,165

Stockholders’ Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 40,661,039 and 38,124,742 shares issued and outstanding at 2006 and 2005, respectively	20	19
Additional paid-in capital	185,646	171,355
Accumulated deficit	(110,219)	(87,196)

Total stockholders’ equity	75,447	84,178

Total liabilities and stockholders’ equity	$78,827	$88,343

See notes to unaudited condensed financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended June 30,		Six months ended June 30,		Stage Company
	2006	2005	2006	2005	8/5/2004 - 6/30/2006

OPERATING EXPENSES
General and administrative	$2,061	$1,273	$4,153	$2,183	$10,941
Research and development	4,208	5,991	10,924	11,394	44,448
Other divestiture and related gains	—	—	—	(250)	(375)
Purchased in-process research and development	34	—	8,469	—	34,309

Total operating expenses	6,303	7,264	23,546	13,327	89,323

Interest income, net	(867)	(654)	(1,629)	(1,206)	(5,020)

Loss from continuing operations before taxes	5,436	6,610	21,917	12,121	84,303
Income tax expense (benefit)	1,106	—	1,106	(12)	356

Loss from continuing operations	6,542	6,610	23,023	12,109	84,659

Discontinued operations — net gain on the sale of the bone device business, net of taxes ($267)	—	—	—	—	(2,202)

NET LOSS	$6,542	$6,610	$23,023	$12,109	$82,457

Per Share Information:
Net loss, basic and diluted	$0.16	$0.17	$0.58	$0.32

Basic and diluted shares outstanding	40,622	38,220	39,962	38,134

See notes to unaudited condensed financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

			As a Development
	For six months ended June 30,		Stage Company
	2006	2005	8/5/2004 – 6/30/2006

OPERATING ACTIVITIES
Net loss	$(23,023)	$(12,109)	$(82,457)
Non-cash items:
Depreciation and amortization	507	231	939
Deferred tax expense	1,106	—	770
Non-cash stock compensation	1,652	—	1,814
Gain on sale of bone device business	—	—	(2,298)
In-process research and development	8,469	—	34,309
Change in other operating items:
Prepaids and other current assets	310	(425)	1,163
Accounts payable	(251)	410	65
Accrued liabilities	(1,105)	(161)	(616)

Cash flows used in operating activities	(12,335)	(12,054)	(46,311)

INVESTING ACTIVITIES
Expenditures for equipment and furniture	(83)	(87)	(402)
Proceeds from sale of assets	—	—	7,000
Cash paid for assets of AzERx/CBI	(390)	—	(4,058)
Cash paid for patent assignment rights	(100)	(400)	(500)
Purchases of investments	(24,463)	(29,891)	(113,848)
Maturities of investments	34,377	38,744	133,179

Cash flows provided by investing activities	9,341	8,366	21,371

FINANCING ACTIVITIES
Net proceeds from stock option exercises	2,962	44	4,612
Net proceeds from sale of stock	1,913	—	1,913

Cash flows provided by financing activities	4,875	44	6,525

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,881	(3,644)	(18,415)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,111	38,377	55,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,992	$34,733	$36,992

Supplemental Disclosure of Non-Cash Investing Activities	AzERx		AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired	$—		$29
Patents acquired	—		2,142
Liabilities acquired, and accrued acquisition costs	(315)		(455)
Original investment reversal	—		(750)
In-process research and development acquired	8,469		34,309
Common stock issued for acquisition	(7,764)		(31,217)

Cash paid for acquisition	$390		$4,058

See notes to unaudited condensed financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
OVERVIEW OF BUSINESS
     Description of the business
     OrthoLogic is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions. We are focused on the development and commercialization of two product platforms: Chrysalin® (TP508) and AZX100.
     Chrysalin, the Company’s first novel synthetic peptide, is being studied in two lead indications, both of which represent areas of significant unmet medical need – fracture repair and diabetic foot ulcer healing. Based on the Company’s pioneering scientific research of the natural healing cascade, OrthoLogic has become a leading company focused on bone and tissue repair. The Company owns exclusive worldwide rights to Chrysalin.
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
     Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources. As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through June 30, 2006, we have incurred $82 million in net losses as a development stage company.
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
     Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. As of June 30, 2006, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of SFAS No. 123(R) as disclosed in Note A.
     As discussed in the following section of this report, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the results of the Company’s Phase 3 Chrysalin fracture repair human clinical trial will result in a change in our planned clinical pathway and timeline for our Chrysalin fracture repair indication. This potential change, when factored with our current significant net operating loss carryovers and current period net loss, has resulted in a revision of our estimate of the need for a valuation allowance for the previously recorded deferred tax asset related to a Alternative Minimum Tax credit carryover. Due to the uncertainty that the deferred tax asset will be realized, we have recorded a valuation allowance for the full amount of the deferred tax asset ($1,106,000) at June 30, 2006.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     New Accounting Pronouncements. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. We are currently in the process of assessing the provisions of FIN 48, but do not expect the adoption of FIN 48 to have a material impact on our financial statements.
     A. STOCK BASED COMPENSATION. SFAS No. 123(R) supersedes APB No. 25 and revises guidance in SFAS No. 123. Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility adjusted for future expectations. The expected life of the stock options is based on historical data and future expectations. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional compensation resulting from those additional grants. The Company chose the modified-prospective transition alternatives in adopting SFAS 123(R). Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123, except that a forfeiture rate will be estimated for all options, as required by SFAS 123(R).
     Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $1 million ( includes 328,124 shares valued at $500,000 unvested and cancelled on April 5, 2006 upon the resignation of James M. Pusey, MD). Because of the significant expected forfeiture rate caused by the options cancelled at the time of Dr. Pusey’s resignation, the expected compensation cost for unvested options at December 31, 2005, was approximately $400,000. Compensation costs recorded for the six months ended June 30, 2006, for the options outstanding and unvested at December 31, 2005 was $118,000. At June 30, 2006 the remaining compensation cost related to unvested options outstanding at December 31, 2005, is approximately $300,000, which will be recognized over the remaining vesting period of approximately three years, with an estimated weighted average period of 1.2 years.
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

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Estimated weighted-average fair value of options granted during the period	$2.66	$3.78

Net loss attributable to common stockholders:
As reported	$(6,610)	$(12,109)
Stock based compensation expense (included in net loss)	—	—
Stock based compensation expense, net of tax	(315)	(580)

Pro forma	$(6,925)	$(12,689)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.32)
Pro forma	$(0.18)	$(0.33)

Black-Scholes model assumptions:
Risk free interest rate	3.7%	3.7%
Expected volatility	79%	63%
Expected term	2.6 Years	2.6 Years
Dividend yield	0%	0%
2006 Stock Options
     On June 2, 2006, the Board of Directors granted options to purchase 800,000 shares of the Company’s common stock, at an exercise price of $1.70 per share, to certain Company employees. These options vest pro rata over a two-year period.

     On May 12, 2006, The Board of Directors of the Company granted each Director a fully vested option to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.75.
     As part of their service agreements, on May 12, 2006, the Board granted options to John M. Holliman, III, Executive Chairman, and Randolph C. Steer, MD, Ph.D., President, to each purchase 200,000 shares of the Company’s common stock, at an exercise price of $1.75 per share. The options vest pro rata over a two-year period.
     During the three months ended March 31, 2006, the Board granted employees options to purchase 584,000 shares of the Company’s common stock at exercise prices ranging from $4.73 to $5.39 per share. These options vest over a four-year period. On January 1, 2006, the Board also granted each Director a fully vested option to purchase 10,000 shares of the Company’s common stock at an exercise price of $4.90 per share.
     The Company used the Black-Scholes model with the following assumptions, to determine the total fair market value of $3,350,000 for options to purchase 1,994,000 shares of the Company’s common stock issued during the six months ended June 30, 2006.

	Three months ended	Three months ended
	March 31, 2006	June 30, 2006

Risk free interest rate	4.8%	5.2%
Volatility	73%	70%
Expected term from vesting	2.9 years	2.9 years
Dividend yield	0%	0%
     Using an estimated forfeiture rate of 5%, compensation cost recorded for the six months ended June 30, 2006, for options issued in that period, was $932,000. The options granted generally vest over a two to four-year period from the date of grant and, accordingly, the remaining unamortized cost at June 30, 2006 of approximately $2,400,000 will be amortized ratably over the period ending December 31, 2009, with an estimated weighted average period of 1.2 years.
2006 Restricted Stock
     On May 12, 2006, the Shareholders of the Company approved the 2005 Equity Incentive Plan, which reserves an additional 2,000,000 of the Company’s common stock for equity incentive awards. In conjunction with the approval, on May 12, 2006, the Board of Directors of the Company awarded 117,750 shares of restricted stock, of which 87,550 shares are fully vested at June 30, 2006, and 30,200 shares will vest December 31, 2006. All of the restricted stock awards had been conditionally awarded in 2005, subject to shareholder approval of the 2005 Equity Incentive Plan. Of the restricted shares awarded, 62,750 shares related to annual awards to the Board of Directors, and 55,000 shares were performance based awards to officers of the Company. The total fair market value of the grants, determined using the closing price of the Company’s common stock on the date of grant, was $206,000, of which $176,000 has been recognized as compensation cost in the six months ended June 30, 2006.
     In connection with the employment of James M. Pusey, MD, President and CEO, in March 2005, the Company granted Dr. Pusey 200,000 shares of restricted stock, which vested if certain milestones were reached. In March 2006, 100,000 shares of restricted stock vested resulting in total compensation expense of $588,000, of which $426,000 was recorded in the quarter ended March 31, 2006 and $162,000 in fiscal year 2005, as general and administrative expenses. The compensation cost was determined using the closing price of the Company’s common stock on March 3, 2005, the date of grant. The remaining unvested 100,000 shares of restricted stock were cancelled upon Dr. Pusey’s resignation on April 5, 2006 of his employment with the Company.
     Non-cash stock compensation cost for the six months ended June 30, 2006 totaled $1,652,000 of which $602,000 related to restricted stock, as described above. In the condensed Statements of Operations for the six months ended June 30, 2006, non-cash stock compensation expense of $1,310,000 was recorded as a general and administrative expense and $342,000 was recorded as a research and development expense.
     During the six months ended June 30, 3006, options to purchase 670,400 shares of the Company’s common stock were exercised resulting in the receipt by the Company of net cash proceeds of $2,962,000.
     A summary of option activity under our stock option plans for the six months ended June 30, 2006, is as follows:

			Weighted
		Weighted	average remaining
	Number of	average exercise	contractual term
	options	price	(years)

Options outstanding at December 31, 2005	3,135,575	$5.28
Plus: Options granted	1,994,000	$2.85

Less:
Options exercised	(670,400)	$4.42
Options expired/forfeited	(855,662)	$6.92

Options outstanding at June 30, 2006	3,603,513	$3.70	7.87

Options exercisable at June 30, 2006	1,822,839	$4.62	6.02

Options vested and expected to vest at June 30, 2006	3,499,226	$3.72
     A summary of the status of the Company’s unvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted
		average
	Number of	Grant date
Unvested Shares	Options	Fair Value

Unvested shares at December 31, 2005	200,000	$5.88
Granted	117,750	$1.75
Vested	(187,550)	$3.95
Canceled/forfeited	(100,000)	$5.88

Unvested shares at June 30, 2006	30,200	$1.75

     It is the Company’s policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of shareholder approved plans. The options granted under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service. All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value.
B. Acquisition of New Class of Molecules, ICARMs™
     On February 23, 2006, the Company entered into an agreement to purchase certain assets and assume certain liabilities of AzERx, Inc. for $390,000 in cash and the issuance of 1,355,000 shares of the Company’s common stock. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx.
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
     The Company deemed the cost of the acquisition to be in-process research and development costs and, accordingly, charged the acquisition costs to research and development expense in the six month period ended June 30, 2006.
     The costs associated with the acquisition were as follows:

Cash	$390,000
Fair Market Value of the Company’s common stock issued (1)	7,764,000
Transaction costs	240,000
Liabilities assumed	75,000

In-process research and development costs	$8,469,000

(1)	The fair market value of the Company’s common stock ($5.73) was determined by reference to the closing market price of the Company’s common stock for a reasonable period before and after February 24, 2006.
     Valley Ventures III, L.P., an investment fund affiliated with the Chairman of the OrthoLogic Board of Directors, John M. Holliman, III, is a minority stockholder of AzERx. Mr. Holliman did not participate in the evaluation or approval of this transaction on behalf of OrthoLogic.

C. Sale of Shares of Company Stock, Issuance of Warrants and Entry into Master Services Agreement
     On February 24, 2006 the Company entered into agreements with PharmaBio Development Inc., (dba NovaQuest), an affiliate of Quintiles, Inc., and Quintiles, Inc. (hereafter “Quintiles”), which provided for the purchase of $2,000,000 of the Company’s common stock, with the number of shares (359,279) determined by the 15-day average closing stock price prior to February 24, 2006 ($5.56). The transaction was completed (closed) on February 27, 2006. Additionally, at the election of the Company, Quintiles will purchase $1,500,000 of the Company’s common stock on June 30, 2006, (Second Closing) with the number of shares determined by the 15-day average closing stock price prior to June 30, 2006, and will purchase $1,500,000 of the Company’s common stock on September 29, 2006, with the number of shares determined by the 15-day average closing stock price prior to September 29, 2006 (Third Closing). Each stock purchase will include the issuance of fully vested warrants, exercisable for a ten-year period from the date of issuance, for an amount of shares equal to 13% of the shares purchased and with the exercise price set at 115% of the share price of each respective share purchase. (For the February 27, 2006 investment, warrants to purchase 46,706 shares at $6.39 were issued).
     Summary of the February 27, 2006 stock sale transaction:

Capital stock and additional paid-in capital	$1,913,000
Accrued transaction costs	87,000

Cash proceeds	$2,000,000

     Accrued transaction costs represent direct costs of the transaction (legal and accounting fees) and are treated as reduction of additional paid-in capital.
     On July 3, 2006, the Company closed the transaction contemplated by the agreements on the Second Closing Date. Pursuant to the agreements, on July 3, 2006, the Company issued a total of 903,252 shares of its common stock to NovaQuest for a purchase price of $1,500,000 and issued a fully vested warrant to purchase 117,423 shares of the Company’s common stock at $1.91 a share.
     As part of the transaction, the Company and Quintiles also entered into a Master Services Agreement whereby Quintiles agreed to become the Company’s exclusive contract research organization service provider for the Company’s Chrysalin Product Platform and to provide certain other technical assistance. The Company anticipates entering into a variety of contracts over the five-year term of the agreement as determined by the development and clinical progress of its Chrysalin products. In return for this agreement, the Company has granted Quintiles the right of first negotiation to promote Chrysalin with a specialty sales force under a fee-for-service or risk-based structure. Additionally, the Company has granted Quintiles warrants to purchase up to 240,000 shares of the Company’s common stock, with the exercise price set at 115% of the Second Closing stock price ($1.91). The shares will be exercisable for a ten-year period from February 27, 2006 and the warrants will vest based on the achievement of certain milestones (milestone warrants).
     The total cost of the milestone warrants will be charged to expense over the period of performance. The costs will be determined based on the fair market value of the milestone warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested. The fair market value of the milestone warrants using the Black-Scholes model, 70% volatility, 0% dividend yield, expected term of 9.7 years, and 4.8% interest rate was $306,000 at June

30, 2006. No costs were charged to expense at June 30, 2006 as it is not yet probable that any milestone warrants will vest.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion of significant events in the three and six month periods ended June 30, 2006 and factors that affected OrthoLogic’s interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A. Risk Factors included in Part II of this quarterly report.
Overview of the Business
     OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptides Chrysalin® (TP508) and AZX100.
CHRYSALIN®
     Chrysalin (TP508) is being developed in two lead indications, both of which represent areas of significant unmet medical need – fracture repair and diabetic foot ulcer healing. Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring agent responsible for blood clotting and initiating the natural healing cascade of cellular events responsible for tissue repair in both bone and soft tissue.
     On March 15, 2006, the Company reported results of an analysis of topline data from its Phase 3 clinical trial of the novel synthetic peptide Chrysalin (TP508) in subjects who sustained unstable, displaced distal radius (wrist) fractures. Treatment with 10 µg Chrysalin did not demonstrate a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization.
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
     The Company is currently assessing Chrysalin in a Phase 2b human clinical trial in distal radius fracture, which is a double-blind, randomized placebo controlled trial that explores a wider dose range of Chrysalin, including 1 µg, 3 µg, 10 µg, or 30 µg doses. At March 15, 2006, the Company temporarily interrupted enrollment in its Phase 2b fracture repair dosing human clinical trial to perform an interim analysis of the subjects enrolled up to that date. The Company plans to announce the results of the interim analysis of the Phase 2b fracture repair human clinical trial in the 3rd Quarter of 2006.

AZX100 — ICARMs™
     On February 23, 2006, the Company entered into an agreement to purchase certain assets and assume certain liabilities of AzERx, Inc. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product. AzERx’s lead compound is AZX100, a 24-amino acid synthetic peptide. AZX100 is currently being evaluated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage (SAH), prevention of keloid scarring, pulmonary fibrosis and the treatment of asthma. Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. The Company will continue pre-clinical activities on AZX100 in 2006.
     We continue to evaluate other biopharmaceutical compounds that can complement our research activity internally and broaden our potential pipeline for successful products.
Chrysalin Product Platform
     Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair. Chrysalin mimics specific attributes of the thrombin molecule, stimulating the body’s natural healing processes. Drugs based on the Chrysalin peptide can be used to mimic part of the thrombin response without stimulating the events associated with blood clotting and therefore has the potential to accelerate the natural cascade of healing events. The Chrysalin molecule serves as the basis for a group of potential therapeutic products we refer to collectively as the “Chrysalin Product Platform.” We have conducted clinical trials for two potential Chrysalin products, acceleration of fracture repair, and diabetic foot ulcer. We previously conducted a pilot study for spine fusion. We have conducted pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional comments on the Chrysalin Product Platform).
     The development of each of our potential product candidates in the Chrysalin Product Platform is based on our collective knowledge and understanding of how the human thrombin molecule contributes to the repair of bone and soft tissue. While there are important differences in each of the product candidates in terms of purpose (fracture repair, diabetic foot ulcer healing, etc.) each product candidate is focused on accelerating and enhancing tissue repair and is based on the ability of Chrysalin to mimic specific attributes of the human thrombin molecule to stimulate the body’s natural healing process.
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

     Through June 30, 2006, the Company has focused most of its efforts on the development and commercialization of fracture repair and diabetic foot ulcer healing indications. The results of the Company efforts in these two product candidates will affect when and what future actions are taken on the other product candidates described above.
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
     We completed subject enrollment in our pivotal Phase 3 human clinical trial evaluating the efficacy of Chrysalin in subjects with unstable and/or displaced distal radius (wrist) fractures in May 2005. We enrolled a total of 503 study subjects in 27 health centers throughout the United States. The primary efficacy endpoint in the trial was to measure how quickly wrist fractures in subjects injected with Chrysalin heal, as measured by the removal of immobilization. Accelerated removal of immobilization allows patients to initiate hand therapy and regain full function of their wrists and hands sooner. The clinical trial’s secondary efficacy endpoints include radiographic analysis of healing, as well as clinical, functional, and subject outcome parameters. On March 15, 2006, the Company reported results of an analysis of topline data from its Phase 3 clinical trial of the novel synthetic peptide Chrysalin® (TP508) in unstable, displaced distal radius (wrist) fractures. Treatment with 10 µg Chrysalin did not demonstrate a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Within the secondary endpoints, radiographic evidence of time to radial cortical bridging, showed a statistically significant benefit for Chrysalin–treated subjects (p = 0.046). This benefit mirrored findings from the Phase 1/2 clinical trial that provided part of the foundation for the Phase 3 study. A statistically significant difference between Chrysalin treatment and placebo in the functional secondary endpoints was not observed. From a safety perspective, there were no adverse events related to Chrysalin reported in this Phase 3 trial, nor were there any differences in adverse event rates observed between the Chrysalin and placebo treated subject.

     The Company is currently assessing Chrysalin in a Phase 2b human clinical trial in distal radius fractures, which is a double-blind, randomized placebo controlled trial that explores a wider dose range of Chrysalin, including 1 µg, 3 µg, 10 µg, or 30 µg doses. Our enrollment goal was 590 subjects in approximately 60 sites. On March 15, 2006, the Company temporarily interrupted enrollment in its Phase 2b fracture repair dosing human clinical trial to perform an interim analysis of the subjects enrolled up to that date. The Company plans to announce the results of the interim analysis of the Phase 2b fracture repair human clinical trial in the 3rd Quarter of 2006.
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
Results of Operations Comparing Three-Month Period Ended June 30, 2006 to the Corresponding Period in 2005.
     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations increased by $788,000 from $1,273,000 in the second quarter of 2005 to $2,061,000 in the second quarter of 2006. Our administrative expenses during the second quarter of 2006 were higher than the same period of 2005 primarily as a result of non-cash stock compensation as described in Note A, increased compensation costs associated with our previously disclosed management changes and a reduction in the allocation of general and administration expenses to research and development due to the decline in clinical activity.
     Research and Development Expenses: Research and development expenses were $4,208,000 for the three months ended June 30, 2006 compared to $5,991,000 for the same period in 2005. Our research and development expenses decreased $1,783,000 in the second quarter of 2006 over the same period in 2005 primarily due to the substantial completion of our Phase 3 human clinical trial for fracture repair and the temporary interruption on March 15, 2006 of our Phase 2b dose-ranging human clinical trial for fracture repair. The primary focus of our research and development work was our Chrysalin-based fracture repair indication. In 2006, we expect to continue our efforts in fracture repair and diabetic foot ulcer healing and, as disclosed in Note B, the Company acquired and will also continue to develop AZX100 in 2006.
     Interest Income, Net: Interest income, net, increased from $654,000 in the second quarter of 2005 to $867,000 in the second quarter of 2006 due to the increase in interest rates between the two periods.
     Net Loss: We incurred a net loss in the three months ended June 30, 2006 of $6.5 million compared to a net loss of $6.6 million in the same period in 2005. The net loss in the three months ended June 30, 2006 includes the recognition of income tax expense related to the recording of a valuation allowance of $1,106,000 for a deferred tax asset related to a Alternative Minimum Tax credit carryover and non-cash stock compensation expenses of $700,000. These items were offset by the decrease in fracture repair human clinical trial activity compared to the same period in 2005.
Results of Operations Comparing Six-Month Period Ended June 30, 2006 to the Corresponding Period in 2005.
     General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations increased by $1,970,000 from $2,183,000 in the first half of 2005 to $4,153,000 in the second half of 2006. Our administrative expenses during the first half of 2006 were higher than the same period of 2005 primarily as a result of non-cash stock compensation expense of $1,310,000, as described in Note A, increased compensation expense associated with our previously disclosed management changes, and a reduction in the allocation of general and administrative expenses to research and development due to the decline in clinical activity.
     Research and Development Expenses: Research and development expenses were $10,924,000 for the first six months in 2006 and are comparable to the $11,394,000 of expenses incurred in the first six months in 2005. The primary focus of our research and development work in 2005 and 2006 was our Chrysalin-based fracture repair indication.
     Interest Income, Net: Interest income, net increased from $1,206,000 in the first half of 2005 to $1,629,000 in the first half of 2006 due to the increase in interest rates between the two periods.
     Net Loss: We incurred a net loss in the first six months of 2006 of $23.0 million compared to a net loss of $12.1 million in the first six months of 2005. The $10.9 million increase in the net loss in the six months ended June 30, 2006 compared to the same period in 2005, results primarily from $8.4 million in-process research and development costs related to AzERx (Note B), $1.7 million of non-cash stock compensation expense, and recognition of income tax expense related to the recording of a valuation allowance of $1.1 million for a deferred tax asset related to a Alternative Minimum Tax credit carryover.
     With the adoption of FAS 123 (R), as discussed in Note A, we recorded a non-cash compensation expense, related to restricted stock and stock options granted to our employees and members of our Board of Directors, of $1.7 million for the six months ended June 30, 2006 and currently estimate the expense for the year ended December 31, 2006, will be approximately $2.8 million.
Liquidity and Capital Resources
     We have historically financed our operations through operating cash flows and the public and private sales of equity securities. However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin Product Platform. We received approximately $93.0 million in cash from the sale of our Bone Device Business. On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business. On February 27, 2006, the Company entered into an agreement with Quintiles, (see Note C), which provides an investment by Quintiles, in the Company’s common stock of up to $5,000,000, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006. The Company also received net proceeds of $2,962,000 from the exercise of stock options during the six months ended June 30, 2006. At June 30, 2006, we had cash and cash equivalents of $37.0 million, short-term investments of $28.4 million and long-term investments of $10.1 million.
     We do not expect to make significant capital investments in 2006 but anticipate continuing research and development expenditures related to clinical trials for Chrysalin in fracture repair and diabetic foot ulcers, and further pre-clinical studies for AZX100.
     Our future research and development expenses may vary significantly from prior periods depending on the Company’s decisions on its future Chrysalin and AZX100 development plans.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We had no debt outstanding and no derivative instruments at June 30, 2006.
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
Item 1A. Risk Factors
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
     We are currently conducting a Phase 2b and Phase 3 human clinical trial on Chrysalin for fracture repair indications. On March 15, 2006, the Company reported results of its Phase 3 Fracture Repair human clinical trial. For the primary endpoint, immobilization removal, no statistically significant difference between placebo and a single injection of Chrysalin were achieved. Consistent with the Phase 1/2 human clinical trial results, a statistically significant difference for a secondary endpoint, radiographic evidence of radial cortical bridging, was achieved. A statistically significant difference between Chrysalin treatment and placebo in the other secondary endpoints was not observed. On March 15, 2006, the Company temporarily interrupted enrollment in the Phase 2b fracture repair dosing clinical trial to perform an interim analysis of the subjects enrolled up to that date. The Company plans to announce the results of the interim analysis of the Phase 2b fracture repair human clinical trial in the 3rd Quarter of 2006.
Upon a receipt of the interim analysis of the results of our Phase 2b fracture repair dosing clinical trial we will have to determine whether to redesign our Chrysalin fracture repair product candidate and our protocols and continue with additional testing, evaluate the interest of other companies in partnering for this indication, or cease activities in this area. Redesigning the product candidate could be extremely costly and time-consuming. A substantial delay in obtaining FDA approval or termination of the Chrysalin fracture repair product candidate could result in a delay in our ability to generate revenue, or affect our ability to obtain future funding.
     Our stock price is volatile and fluctuates due to a variety of factors.
     Our stock price has varied significantly in the past (from a high of $8.96 to a low of $1.54 from January 1, 2003 to June 30, 2006) and may vary in the future due to a number of factors, including:
•	announcement of the results of, or delays in, preclinical or studies of clinical trials;

•	fluctuations in our operating results;

•	developments in litigation to which we or a competitor is subject;

•	announcements and timing of potential acquisitions, divestitures or issuance of preferred stock;

•	announcements of technological innovations or new products by us or our competitors;

•	FDA and other regulatory actions;

•	developments with respect to our or our competitors’ patents or proprietary rights;

•	public concern as to the safety of products developed by us or others; and

•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally.
     In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our stock.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 12, 2006, the Company held its Annual Shareholder Meeting at which the shareholders voted to elect two Class III Directors, whose terms will expire at the annual meeting to be held in the year of 2009, and approve the 2005 Equity Incentive Plan.
     Elwood D. Howse, Jr., was elected as a Class III director with 34,194,606 votes for and 1,372,800 votes withheld and William M. Wardell, MD, Ph.D., was elected as a Class III director with 34,622,210 votes for and 945,196 votes withheld. The 2005 Equity Incentive Plan was approved with 14,853,293 votes for, 1,899,046 votes against, 407,517 votes abstained and 18,407,550 broker non-votes.
     Michael D. Casey, Fredric J. Feldman, Ph.D., John M. Holliman, III, and Augustus A. White, III, MD, Ph.D., are directors whose terms continued after the meeting.
Item 6. Exhibits
     See Exhibit List following this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	August 8, 2006

/s/ Les M. Taeger	Senior Vice President and Chief	August 8, 2006
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2006

Exhibit
No.	Description	Incorporated by Reference To:	Filed Herewith
10.1	Form of Incentive Stock Option grant letter for use in connection with the Company’s 2005 Equity Incentive Plan. **		X

10.2	Form of Non-Qualified Stock Option grant letter for use in connection with the Company’s 2005 Equity Incentive Plan. **		X

10.3	Amendment to Employment Agreement dated January 10, 2006 between Les Taeger and the Company. (1)		X

10.4	Amendment to Employment Agreement dated January 1, 2001 between James T. Ryaby, Ph.D. and the Company. (1)		X

10.5	Form of Indemnification Agreement *	Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 033-47569) filed with the SEC on January 25, 1993

10.6	2005 Equity Incentive Plan. (1)	Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on May 18, 2006.

10.7	Employment Agreement between Randolph C. Steer, MD, Ph.D., President, and the Company, effective May 12, 2006. (1)		X

10.8	Management Services Agreement between VV III Management, LLC, John M. Holliman, III, Executive Chairman, and the Company, effective May 12, 2006. (1)		X

10.9	Separation Agreement dated April 5, 2006 by and between the Company and James M. Pusey. (1)	Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on April 11, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14		X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*		X

(1)	Management contract or compensatory plan or arrangement.

**	OrthoLogic from time to time issues stock options to its employees , officers and directors pursuant to its 2005 Equity Incentive Plan. The incentive stock option grant letters and non-qualified stock option grant letters that evidence these issuances differ only such terms as the identity of the recipient, the grant date, the number of securities covered by the award, the price(s) at which the recipient may acquire the securities and the vesting schedule. Pursuant to the instructions accompanying Item 601 of Regulation S-K, OrthoLogic has filed the form of such incentive stock option grant letter and non-qualified stock option grant.

*	OrthoLogic has entered into separate indemnification agreements with each of its current directors and executive officers that differ only in party names and dates. During the quarter ended June 30, 2006 OrthoLogic entered into such indemnification agreement with Randolph C. Steer, MD, Ph.D. Pursuant to the instructions accompanying Item 601 of Regulation S-K, OrthoLogic has filed the form of such indemnification agreement.