Form 10-Q
period 2006-09-30
ORTHOLOGIC CORP
filed 2006-11-08
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-21214

ORTHOLOGIC CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

41,564,291 shares of common stock outstanding as of October 31, 2006

ORTHOLOGIC CORP.
(A Development Stage Company)

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Index

PART I - Financial Information
Item 1. Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$36,890	$35,111
Short-term investments	27,318	46,437
Prepaids and other current assets	480	857
Total current assets	64,688	82,405

Furniture and equipment, net	403	525
Long-term investments	9,930	2,084
Deferred income taxes	-	1,106
Patents, net	-	2,223
Total assets	$75,021	$88,343

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$852	$1,036
Accrued compensation	642	711
Accrued clinical	472	544
Accrued severance and restructuring costs	178	602
Other accrued liabilities	813	1,089
Total current liabilities	2,957	3,982

Deferred rent and other non-current liabilities	372	183
Total liabilities	3,329	4,165

Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 41,564,291 and 38,124,742 shares issued and outstanding at 2006 and 2005, respectively	21	19
Additional paid-in capital	187,708	171,355
Accumulated deficit	(116,037)	(87,196)
Total stockholders' equity	71,692	84,178

Total liabilities and stockholders' equity	$75,021	$88,343

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30.		As a Development Stage Company
	2006	2005	2006	2005	8/5/2004 - 9/30/2006

OPERATING EXPENSES
General and administrative	$1,414	$1,027	$5,567	$3,210	$12,355
Research and development	5,651	7,266	16,575	18,660	50,099
Other divestiture and related gains	-	-	-	(250)	(375)
Purchased in-process research and development	2	-	8,471	-	34,311
Total operating expenses	7,067	8,293	30,613	21,620	96,390

Interest and other income, net	(1,250)	(700)	(2.879)	(1,906)	(6,270)
Loss from continuing operations before taxes	5,817	7,593	27,734	19,714	90,120
Income tax expense (benefit)	-	-	1,106	(12)	356

Loss from continuing operations	5,817	7,593	28,840	19,702	90,476

Discontinued operations - net gain on the sale of the bone device business, net of taxes ($267)	-	-	-	-	(2,202)

NET LOSS	$5,817	$7,593	$28,840	$19.702	$88,274
Per Share Information:
Net loss, basic and diluted	$0.14	$0.20	$0.71	$0.52

Basic and diluted shares outstanding	41,545	38,025	40,496	38,019

See notes to unaudited condensed financial statements

Index

 ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)
	For nine months ended September 30,		As a Development Stage Company
	2006	2005	8/5/2004 - 9/30/2006
OPERATING ACTIVITIES
Net loss	$(28,840)	$(19,702)	$(88,274)
Non-cash items:
Deprecation and amortization	2,790	296	3,222
Deferred tax expense	1,106	-	770
Non-cash stock compensation	2,252	-	2,414
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	8,471	-	34,311
Change in other operating items:
Prepaids and other current assets	374	(15)	1,227
Accounts payable	(184)	482	132
Accrued liabilities	(1,225)	(512)	(736)
Cash flows used in operating activities	(15,256)	(19,451)	(49,232)
INVESTING ACTIVITIES
Expenditures for equipment and furniture	(86)	(229)	(405)
Proceeds from sale of assets	-	-	7,000
Cash Paid for assets of AzERx/CBI	(390)	-	(4,058)
Cash paid for patent assignment rights	(100)	(400)	(500)
Purchases of investments	(34,432)	(35,514)	(123,817)
Maturities of investments	45,705	46,917	144,507
Cash flows provided by investing activities	10,697	10,774	22,727
FINANCING ACTIVITIES
Net proceeds from stock option exercises	2,962	44	4,612
Net proceeds from sale of stock	3,376	-	3,376
Cash flows provided by financing activities	6,338	44	7,988

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,779	(8,633)	(18,517)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,111	38,377	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,890	$29,744	$36,890

	AzERx		AzERx and CBI
Supplement Disclosure of Non-Cash Investing Activities
AzERx/CBI Acquisitions
Current assets acquired	$-		$29
Patents acquired	-		2,142
Liabilities acquired, and accrued acquisition costs	(317)		(457)
Original investment reversal	-		(750)
In-process research and development accquired	8,471		34,311
Common Stock issued for acquisition	(7,764)		(31,217)
Cash paid for accuistion	$390		$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

OVERVIEW OF BUSINESS

Description of the business

OrthoLogic is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions. We are focused on the development and commercialization of two product platforms: Chrysalin® (TP508) and AZX100.

Chrysalin, the Company’s first novel synthetic peptide, is being studied in two lead indications, both of which represent areas of significant unmet medical need - fracture repair and diabetic foot ulcer healing. Based on the Company’s pioneering scientific research of the natural healing cascade, OrthoLogic has become a leading company focused on bone and tissue repair. The Company owns exclusive worldwide rights to Chrysalin.

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

Index

On February 23, 2006 the Company entered into an agreement to purchase certain assets and assume certain liabilities of AzERx, Inc. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product.  AzERx’s lead compound is AZX100, a 24-amino acid synthetic peptide.  AZX100 is currently being evaluated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage (SAH), prevention of keloid scarring, pulmonary fibrosis and the treatment of asthma.  Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. The Company will continue AZX100 pre-clinical development activities in 2006.

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources. As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through September 30, 2006, we have incurred $88 million in net losses as a development stage company.

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

Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. As of September 30, 2006, there have been no material changes to any of the critical accounting policies contained therein, except for the adoption of SFAS No. 123(R) as disclosed in Note A.

As discussed in the following section of this report, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the results of the Company’s Phase 3 Chrysalin fracture repair human clinical trial resulted in a change in our planned clinical pathway and timeline for our Chrysalin fracture repair indication. This potential change, when factored with our current significant net operating loss carryovers and current period net loss, resulted in a revision of our estimate of the need for a valuation allowance for the previously recorded deferred tax asset related to a Alternative Minimum Tax credit carryover. Due to the uncertainty that the deferred tax asset will be realized, we recorded a valuation allowance for the full amount of the deferred tax asset ($1,106,000) in the nine month period ended September 30, 2006.

Index

The interim analysis of data from the Company’s Phase 2b fracture repair dose ranging clinical trial, as discussed in the following section of this report, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, confirmed the above discussed potential changed timeline to market for Chrysalin-based products. On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin product platform. The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market. SFAS No. 142 requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less that its carrying cost. Currently, the Company is unable to determine the timing or amount of net cash in-flow to be generated from Chrysalin-based product candidates. Accordingly, due to this uncertainty, the Company has elected to recognize an impairment loss for the amount of unamortized Chrysalin product platform patent costs of $2,100,000 at September 30, 2006. The impairment loss is included in research and development expenses in the Condensed Statements of Operations at September 30, 2006.

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

Index

Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $1 million (includes 328,124 shares valued at $500,000 unvested and cancelled on April 5, 2006 upon the resignation of James M. Pusey, MD). Because of the significant expected forfeiture rate caused by the options cancelled at the time of Dr. Pusey’s resignation, the expected compensation cost for unvested options at December 31, 2005, was approximately $250,000. Compensation cost recorded for the nine months ended September 30, 2006 for the options outstanding and unvested at December 31, 2005 was $154,000. At September 30, 2006 the remaining compensation cost related to unvested options outstanding at December 31, 2005, is approximately $100,000, which will be recognized over the remaining vesting period of approximately three years, with an estimated weighted average period of one year.

We have provided the required additional disclosures below which illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-based Compensation,” to stock-based employee compensation (in thousands except per share data) prior to the actual date of adoption of SFAS No. 123 (R), January 1, 2006.

Index

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Estimated weighted-average fair value of options granted during the period	None	$3.36
Net loss attributable to common stockholders:
As reported	$7,593	$19,702
Stock based compensation expense (included in net loss)	-	-
Stock based compensation expense, net of tax	392	1,044
Pro forma	$7,985	$20,746
Basic and diluted net loss per share:
As reported	$0.20	$0.52
Pro forma	$0.21	$0.55
Black-Scholes model assumptions:
Risk free interest rate	4.2%	4.2%
Expected volatility	30%	55%
Expected term	2.4 Years	2.4 Years
Dividend yield	0%	0%

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

 The Company used the Black-Scholes model with the following assumptions, to determine the total fair market value of $3,555,000 for options to purchase 1,994,000 shares of the Company’s common stock issued during the nine months ended September 30, 2006:

Index

	Three months ended March 31, 2006	Three months ended June 30, 2006
Risk free interest rate	4.8%	5.2%
Volatility	73%	70%
Expected term from vesting	2.9 years	2.9 years
Dividend yield	0%	0%

Using an estimated forfeiture rate of 5%, compensation cost recorded for the nine months ended September 30, 2006, for options issued in that period, was $1,673,000. The options granted generally vest over a two to four-year period from the date of grant and, accordingly, the remaining unamortized cost at September 30, 2006 of approximately $1,622,000 will be amortized ratably over the period ending December 31, 2009, with an estimated weighted average period of 1.2 years.

2006 Restricted Stock

On May 12, 2006, the Shareholders of the Company approved the 2005 Equity Incentive Plan, which reserves an additional 2,000,000 shares of the Company’s common stock for equity incentive awards. In conjunction with the approval, on May 12, 2006, the Board of Directors of the Company awarded 117,750 shares of restricted stock, of which 87,550 shares were fully vested at September 30, 2006, and 30,200 shares will vest December 31, 2006. All of the restricted stock awards had been conditionally awarded in 2005, subject to shareholder approval of the 2005 Equity Incentive Plan. Of the restricted shares awarded, 62,750 shares related to annual awards to the Board of Directors, and 55,000 shares were performance based awards to officers of the Company. The total fair market value of the grants, determined using the closing price of the Company’s common stock on the date of grant, was $206,000, of which $181,000 has been recognized as compensation cost in the nine months ended September 30, 2006.

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

Summary

Non-cash stock compensation cost for the nine months ended September 30, 2006 totaled $2,252,000 of which $607,000 related to restricted stock, as described above. In the condensed Statements of Operations for the nine months ended September 30, 2006, non-cash stock compensation expense of $1,649,000 was recorded as a general and administrative expense and $603,000 was recorded as a research and development expense.

During the nine months ended September 30, 3006, options to purchase 670,400 shares of the Company’s common stock were exercised resulting in the receipt by the Company of net cash proceeds of $2,962,000.

Index

A summary of option activity under our stock option plans for the nine months ended September 30, 2006, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Options outstanding at December 31, 2005	3,040,785	$5.23
Plus: Options granted	1,994,000	$2.85

Less:
Options exercised	(670,400)	$4.42
Options expired/forfeited	(794,666)	$7.22
Options outstanding at September 30, 2006	3,569,719	$3.67	7.64
Options exercisable at September 30, 2006	1,965,342	$4.37	6.13
Options vested and expected to vest at September 30, 2006	3,487,113	$3.68

A summary of the status of the Company’s unvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Unvested Shares	Number of Options	Weighted average Grant date Fair Value
Unvested shares at December 31, 2005	200,000	$5.88
Granted	117,750	$1.75
Vested	(187,550)	$3.95
Canceled/forfeited	(100,000)	$5.88
Unvested shares at September 30, 2006	30,200	$1.75

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

Index

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

 The Company deemed the cost of the acquisition to be in-process research and development costs and, accordingly, charged the acquisition costs to research and development expense in the nine month period ended September 30, 2006.

The costs associated with the acquisition were as follows:

Cash	$390,000
Fair Market Value of the Company's common stock issued (1)	7,764,000
Transaction costs	242,000
Liabilities assumed	75,000
In-process research and development costs	$8,471,000

(1) The fair market value of the Company’s common stock ($5.73) was determined by reference to the closing market price of the Company’s common stock for a reasonable period before and after February 24, 2006.

Valley Ventures III, L.P., an investment fund affiliated with the Executive Chairman of OrthoLogic, John M. Holliman, III, is a minority stockholder of AzERx.  Mr. Holliman did not participate in the evaluation or approval of this transaction on behalf of OrthoLogic.

C.	Sale of Shares of Company Stock, Issuance of Warrants and Entry into Master Services Agreement

On February 24, 2006 the Company entered into agreements with PharmaBio Development Inc., (dba NovaQuest), an affiliate of Quintiles, Inc., and Quintiles, Inc. (collectively “Quintiles”), which provided for the purchase of $2,000,000 of the Company’s common stock, with the number of shares (359,279) determined by the 15-day average closing stock price prior to February 24, 2006 ($5.56). The transaction was completed (closed) on February 27, 2006. Additionally, under the terms of the agreements, at the election of the Company, Quintiles would have been required to purchase $1,500,000 of the Company’s common stock on June 30, 2006, (Second Closing) with the number of shares determined by the 15-day average closing stock price prior to June 30, 2006, and would have been required to purchase $1,500,000 of the Company’s common stock on September 29, 2006, with the number of shares determined by the 15-day average closing stock price prior to September 29, 2006 (Third Closing). Each stock purchase would include the issuance of fully vested warrants, exercisable for a ten-year period from the date of issuance, for an amount of shares equal to 13% of the shares purchased and with the exercise price set at 115% of the share price of each respective share purchase. (For the February 27, 2006 investment, warrants to purchase 46,706 shares at $6.39 were issued).

Index

On July 3, 2006, the Company closed the transaction contemplated by the agreements on the Second Closing Date. Pursuant to the agreements, on July 3, 2006, the Company issued a total of 903,252 shares of its common stock to Quintiles for a purchase price of $1,500,000 and issued a fully vested warrant to purchase 117,423 shares of the Company’s common stock at $1.91 a share.

On September 14, 2006, the Company notified Quintiles that the Company would not offer for sale or issue to Quintiles the shares contemplated in the Third Closing. Accordingly, the Company has no further right to request Quintiles purchase shares of its common stock and Quintiles has no further obligation to purchase such shares under the agreements.

Summary of the stock sale transactions:
	February 27, 2006	July 3, 2006
Capital stock and additional paid-in capital	$1,913,000	$1,463,000
Accrued transaction costs	87,000	37,000
Cash proceeds	$2,000,000	$1,500,000

Accrued transaction costs represent direct costs of the transaction (legal and accounting fees) and are treated as reduction of additional paid-in capital.

As part of the transaction, the Company and Quintiles also entered into a Master Services Agreement whereby Quintiles agreed to become the Company’s exclusive contract research organization service provider for the Company’s Chrysalin Product Platform and to provide certain other technical assistance. The Company may enter into a variety of contracts over the five-year term of the agreement as determined by the development and clinical progress of its Chrysalin products. In return for this agreement, the Company has granted Quintiles the right of first negotiation to promote Chrysalin with a specialty sales force under a fee-for-service or risk-based structure. Additionally, the Company has granted Quintiles warrants to purchase up to 240,000 shares of the Company’s common stock, with the exercise price set at 115% of the Second Closing stock price ($1.91). The shares will be exercisable for a ten-year period from February 27, 2006 and the warrants will vest based on the achievement of certain milestones (milestone warrants).

The total cost of the milestone warrants will be charged to expense over the period of performance. The costs will be determined based on the fair market value of the milestone warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested. The fair market value of the milestone warrants using the Black-Scholes model, 67% volatility, 0% dividend yield, expected term of 9.4 years, and 4.7% interest rate was $221,000 at September 30, 2006. No costs were charged to expense at September 30, 2006 as it is not yet probable that any milestone warrants will vest.

D.	Property Tax Dispute

The Company, along with similar affected property owners or Lessees, contested certain property taxes levied by Maricopa County on Salt River Project leasehold improvements. In September 2006, the Superior Court of Arizona ruled in favor of the Company. However, the court ruling is subject to appeal by Maricopa County. Given the uncertainty of the appeal process, at September 30, 2006 the Company could not determine that recovery of the amounts involved is probable, and, accordingly, expected recoveries have not been recorded at September 30, 2006. The property tax bills subject to the court’s decision, totaled $466,000 and covered tax years 2004 and 2005. The Company has also been billed $240,000 for tax year 2006 for the same taxes, of which $180,000 has been charged to expense at September 30, 2006. If the Company is successful in the recovery of the amounts for tax years 2004 and 2005, it is expected to also recover the amounts for tax year 2006. During 2006 the Arizona State Legislature repealed the property tax which is the subject of the dispute.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and nine month periods ended September 30, 2006 and factors that affected OrthoLogic’s interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic is currently a development stage biotechnology company focused on the development and commercialization of the novel synthetic peptides Chrysalin® (TP508) and AZX100. However, we continue to evaluate other biopharmaceutical compounds that can complement our research activity internally and broaden our potential pipeline for successful products.

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

Index

Through September 30, 2006, the Company has focused most of its efforts on the development and commercialization of fracture repair and diabetic foot ulcer healing indications.

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

We completed subject enrollment in our pivotal Phase 3 human clinical trial evaluating the efficacy of Chrysalin in subjects with unstable and/or displaced distal radius (wrist) fractures in May 2005. We enrolled a total of 503 study subjects in 27 health centers throughout the United States. The primary efficacy endpoint in the trial was to measure how quickly wrist fractures in subjects injected with Chrysalin heal, as measured by the removal of immobilization. Accelerated removal of immobilization allows patients to initiate hand therapy and regain full function of their wrists and hands sooner. The clinical trial’s secondary efficacy endpoints include radiographic analysis of healing, as well as clinical, functional, and subject outcome parameters. On March 15, 2006, the Company reported results of an analysis of data from its Phase 3 clinical trial of the novel synthetic peptide Chrysalin® (TP508) in unstable, displaced distal radius (wrist) fractures. Treatment with 10μg Chrysalin did not demonstrate a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Within the secondary endpoints, radiographic evidence of time to radial cortical bridging, showed a statistically significant benefit for Chrysalin-treated subjects (p = 0.046). This benefit mirrored findings from the Phase 1/2 clinical trial that provided part of the foundation for the Phase 3 study. A statistically significant difference between Chrysalin treatment and placebo in the functional secondary endpoints was not observed. From a safety perspective, there were no adverse events related to Chrysalin reported in this Phase 3 trial, nor were there any differences in adverse event rates observed between the Chrysalin and placebo treated subjects.

Index

The Company was assessing Chrysalin in a Phase 2b human clinical trial in distal radius fractures, which is a double-blind, randomized placebo controlled trial that explored a wider dose range of Chrysalin, including 1µg, 3 µg, 10 µg, or 30 µg doses. Our enrollment goal was 500 evaluable subjects in approximately 60 sites. On March 15, 2006, the Company temporarily interrupted enrollment in its Phase 2b fracture repair dosing human clinical trial to perform an interim analysis of the subjects enrolled up to that date.

On August 29, 2006, the Company reported the results of interim analysis of data from our Phase 2b dose ranging clinical trial of the novel synthetic peptide Chrysalin (TP508) in unstable, displaced distal radius (wrist) fractures and termination of the Phase 2b study. In the dataset of 240 subjects as a group that were evaluable in the Phase 2b interim analysis, treatment with Chrysalin did not demonstrate benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Individual findings of efficacy in secondary endpoints, including radiographic healing, were not seen in this interim analysis and no dose response relationship was observed. The trial met the pre-specified safety endpoint by demonstrating no significant difference in the incidence of adverse events between the Chrysalin and placebo groups.

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

We believe topical treatment of the wound with Chrysalin will promote new tissue growth necessary for healing of a diabetic foot ulcer. CBI conducted a multicenter Phase 1/2 double blind human trial with 60 subjects, the results of which were presented at the Wound Healing Society in May 2002. We found no drug related adverse events due to Chrysalin in this trial and complete wound closure occurred in 70% of Chrysalin-treated ulcers versus 33% in placebo controls, a statistically significant difference.
___________

On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin Product Platform. The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market.

Index

AZX100 - ICARMs™

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

AZX100 relaxes smooth muscle, which modulates the function of blood vessels, sphincters, the gastrointestinal tract, the genitourinary tract, and the airways. Sustained abnormal contraction of any of these muscles is called spasm. Any disorders known to be associated with excessive constriction or inadequate dilation of smooth muscle represent potential applications for AZX100.

AZX100 may also reverse the fibrotic phenotype of fibroblasts and smooth muscle cells in a mechanism similar to that which causes vasorelaxation. Through phenotypic modulation of fibroblasts and smooth muscle cells, AZX100 may inhibit the scarring that results from wound healing and disease states in the dermis, blood vessels, lungs, liver and other organs.

AZX100 is currently being evaluated by the Company for applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, pulmonary fibrosis and the treatment of asthma.  Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. The Company will continue pre-clinical development activities on AZX100 in 2006, and intends to also explore development partnering or licensing opportunities for certain AZX100 potential applications, such as asthma.

Results of Operations Comparing Three-Month Period Ended September 30, 2006 to the Corresponding Period in 2005.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations increased by $387,000 from $1,027,000 in the third quarter of 2005 to $1,414,000 in the third quarter of 2006. Our administrative expenses during the third quarter of 2006 were higher than the same period of 2005 primarily as a result of stock compensation, as disclosed in Note A to the unaudited condensed financial statements, and a reduction in the allocation of general and administration expenses to research and development due to the decline in clinical activity, partically offset by decreased employee related costs associated with a decrease in the number of full time employees.

Research and Development Expenses: Research and development expenses were $5,651,000 for the three months ended September 30, 2006 compared to $7,266,000 for the same period in 2005. Our research and development expenses decreased $1,615,000 in the third quarter of 2006 over the same period in 2005 primarily due to the substantial completion of our Phase 3 human clinical trial for fracture repair and the temporary interruption and later termination of our Phase 2b dose-ranging human clinical trial for fracture repair. This decrease in clinical trial costs was partially offset by recognition of a $2,100,000 Chrysalin product platform patent impairment loss. The primary focus of our research and development work was our Chrysalin-based fracture repair indication. On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin Product Platform. The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market. We will continue expenditures related to ongoing regulatory requirements for the Phase 2b clinical trial for Chrysalin in fracture repair and, as disclosed in Note B to the unaudited condensed financial statements, the Company acquired and will continue pre-clinical and other development work on AZX100 in 2006.

Index

Interest and Other Income, Net: Interest and other income, net, increased from $700,000 in the third quarter of 2005 to $1,250,000 in the third quarter of 2006 due to the increase in interest rates between the two periods and the receipt of STTR grant income of $341,000 in 2006

Net Loss: We incurred a net loss in the three months ended September 30, 2006 of $5.8 million compared to a net loss of $7.6 million in the same period in 2005. The net loss in the three months ended September 30, 2006 includes stock compensation expense of $600,000 and recognition of a $2,100,000 Chrysalin product platform patent impairment loss. These items were offset by the decrease in fracture repair human clinical trial activity compared to the same period in 2005.

Results of Operations Comparing Nine-Month Period Ended September 30, 2006 to the Corresponding Period in 2005.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations increased by $2,357,000 from $3,210,000 in the nine month period of 2005 to $5,567,000 in the nine month period of 2006. Our administrative expenses during the nine month period of 2006 were higher than the same period of 2005 primarily as a result of stock compensation expense of $1,649,000, as disclosed in Note A to the unaudited condensed financial statements, and a reduction in the allocation of general and administrative expenses to research and development due to the decline in clinical activity.

Research and Development Expenses: Research and development expenses were $16,575,000 for the first nine months in 2006 and compared to the $18,660,000 of expenses incurred in the first nine months in 2005. This decrease is primarily due to the decrease in clinical trial activity in 2006 when compared to 2005 but was partially offset by recognition of a $2,100,000 Chrysalin product platform patent impairment loss. The primary focus of our research and development work in 2005 and 2006 was our Chrysalin-based fracture repair indication.

Interest and Other Income, Net: Interest and other income, net increased from $1,906,000 in the nine month period of 2005 to $2,879,000 in the nine month period of 2006 due to the increase in interest rates between the two periods and the receipt of STTR grant income of $341,000.

Net Loss: We incurred a net loss in the first nine months of 2006 of $28.8 million compared to a net loss of $19.7 million in the first nine months of 2005. The $9.1 million increase in the net loss in the nine months ended September 30, 2006 compared to the same period in 2005, results primarily from $2.2 million of stock compensation expense, recognition of a $2.1 million Chrysalin product platform patent impairment loss, $8.4 million of in-process research and development costs related to the acquisition of the AZX100 technology platform, as disclosed in Note B to the unaudited condensed financial statements, and recognition of income tax expense related to the recording of a valuation allowance of $1.1 million for a deferred tax asset related to a Alternative Minimum Tax credit carryover. These items were offset by the decrease in fracture repair human clinical trial activity compared to the same period in 2005.

Index

With the adoption of SFAS 123 (R), as disclosed in Note A to the unaudited condensed financial statements, we recorded a non-cash compensation expense related to restricted stock and stock options granted to our employees and members of our Board of Directors of $2.2 million for the nine months ended September 30, 2006 and currently estimate the expense for the year ended December 31, 2006 will be approximately $2.8 million.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities. However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin Product Platform. We received approximately $93.0 million in cash from the sale of our Bone Device Business. On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business. On February 27, 2006, the Company entered into an agreement with Quintiles (see Note C to the unaudited condensed financial statements), which provided an investment by Quintiles in the Company’s common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006. The Company also received net proceeds of $2,962,000 from the exercise of stock options during the nine months ended September 30, 2006. At September 30, 2006, we had cash and cash equivalents of $36.9 million, short-term investments of $27.3 million and long-term investments of $9.9 million.

We do not expect to make significant capital investments in 2006. On November 2, 2006 the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin Product Platform. The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market. We will continue expenditures related to ongoing regulatory requirements for the Phase 2b clinical trial for Chrysalin in fracture repair, and we will also continue research and development expenditures for further pre-clinical studies for AZX100.

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

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We had no debt outstanding and no derivative instruments at September 30, 2006.

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

We have deposited our cash with a national banking institution, which we believe is stable. Even though our accounts in this bank have balances in excess of the $100,000 limit that is insured by the Federal Deposit Insurance Corporation, we believe these accounts are not subject to significant market risk due to bank failure.

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

Part II - Other Information

Item 1A.	Risk Factors

Forward looking statements

Index

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

Certain results from our Phase 3 and Phase 2b clinical trials showed that the differences in the primary endpoint analyses between our lead compound, Chrysalin, and the placebo were not statistically significant, which will make it more difficult to obtain FDA approval and result in a substantial delay in our ability to generate revenue.

On March 15, 2006, we reported results of our Phase 3 fracture repair human clinical trial. For the primary endpoint, time to removal of immobilization , no statistically significant difference was observed between placebo and a single injection of Chrysalin. Consistent with the Phase 1/2 human clinical trial results, a statistically significant difference for a secondary endpoint, radiographic evidence of radial cortical bridging, was achieved. However, no statistically significant difference was noted in the study’s other secondary endpoints. On March 15, 2006, we temporarily halted our Phase 2b fracture repair dosing clinical trial to perform an interim analysis of the data of the subjects enrolled to that date.

Index

On August 29, 2006, we reported the results of interim analysis of data from our Phase 2b dose-ranging clinical trial of the novel synthetic peptide Chrysalin® (TP508) in unstable, displaced distal radius (wrist) fractures and termination of the Phase 2b study. In the dataset of 240 subjects as a group that were evaluable in the Phase 2b interim analysis, treatment with Chrysalin did not demonstrate benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Individual findings of efficacy in secondary endpoints, including radiographic healing, were not seen in this interim analysis and no dose response relationship was observed. The trial met the pre-specified safety endpoint by demonstrating no significant difference in the incidence of adverse events between the Chrysalin and placebo groups.

On November 2, 2006, the Company announced a strategic shift in its development approach to its Chrysalin Product Platform. The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market.

This increases the risk that we will not be successful and there will be a substantial delay in obtaining FDA approval and may lead to the termination of development efforts for the Chrysalin fracture repair or other Chrysalin-based product candidates, will result in a delay in our ability to generate revenue, will change the amount of revenue we may generate and could have a material adverse effect on our business going forward.

Our stock price is volatile and fluctuates due to a variety of factors.

Our stock price has varied significantly in the past (from a high of $8.96 to a low of $1.25 from January 1, 2003 to August 31, 2006) and may vary in the future due to a number of factors, including:

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

Index

Item 6	Exhibits

See Exhibit List following this report

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	November 8, 2006
John Mn, Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice-President and Chief	November 8, 2006
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2006

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X