Form 10-K
period 2006-12-31
ORTHOLOGIC CORP
filed 2007-03-14
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 0-21214

ORTHOLOGIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West Washington Street, Tempe, Arizona 85281
(Address of principal executive offices)
Registrant’s telephone number: (602) 286-5520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0005 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2006 was approximately $65,189,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference: Portions of the registrant’s proxy statement related to its 2006 annual meeting of stockholders to be held on May 10, 2007 are incorporated by reference into Parts III of this Form 10-K.

The number of outstanding shares of the registrant’s common stock on February 28, 2007 was 41,594,491.

ORTHOLOGIC CORP.
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

Overview of the Business in 2006

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

On February 27, 2006 we purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, we acquired an exclusive license for the core intellectual property relating to AZX100, a 24-amino acid synthetic peptide, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides us with a new technology platform that diversifies the portfolio, and may provide more than one potential product.  AZX100 is currently being investigated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, and the treatment of asthma.  Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types.

Chrysalin and OrthoLogic are registered United States domestic trademarks of OrthoLogic Corp.

 Description of the Business

OrthoLogic is currently a development stage biotechnology company focused on the development and commercialization of the novel synthetic peptides Chrysalin® (TP508) and AZX100. However, we continue to evaluate other biopharmaceutical compounds that can complement our research activity internally and broaden our potential pipeline for successful products.

Chrysalin Product Platform

Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair. Chrysalin mimics specific attributes of the thrombin molecule, stimulating the body’s natural healing processes. Drugs based on the Chrysalin peptide can be used to mimic part of the thrombin response without stimulating the events associated with blood clotting and therefore has the potential to accelerate the natural cascade of healing events. The Chrysalin molecule serves as the basis for a group of potential therapeutic products we refer to collectively as the “Chrysalin Product Platform.” We have conducted clinical trials for two potential Chrysalin products, acceleration of fracture repair, and diabetic foot ulcer. We previously conducted a pilot study for spine fusion. We have conducted pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair. We recently commenced pre-clinical testing of the effects of Chrysalin on vascular endothelial dysfunction.

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

Through December 31, 2006, we have focused most of our efforts on the development and commercialization of fracture repair and diabetic foot ulcer healing indications.

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

Chrysalin is a substance that, when injected through the skin into the fracture site at the time of fracture reduction, was shown in a clinical trial to accelerate the healing of the fracture. Chrysalin does this by mimicking certain stimulatory aspects of the thrombin molecule. Fractures that heal faster lead to earlier return of function for the patient and potentially improved clinical outcomes.

In pre-clinical animal studies, a single injection of Chrysalin into the fracture gap accelerated fracture healing by up to 50% as measured by mechanical testing. In late 1999, we initiated a combined Phase 1/2 human clinical trial to evaluate the safety of Chrysalin and its effect on the rate of healing in adult subjects with unstable distal radius fractures (fractures around and in the wrist joint). We presented the results of this Phase 1/2 human clinical trial for fracture repair at the 57th Annual Meeting of the American Society for Surgery of the Hand in October 2002. The data from x-ray evaluations revealed that a single injection of Chrysalin into the fracture gap resulted in a trend toward accelerated fracture healing compared with the saline placebo control. There were no reportable adverse events attributable to Chrysalin in the study. A summary of these results was published November 2006 in The Journal of Bone and Joint Surgery.

We completed subject enrollment in our pivotal Phase 3 human clinical trial evaluating the efficacy of Chrysalin in subjects with unstable and/or displaced distal radius (wrist) fractures in May 2005. We enrolled a total of 503 study subjects in 27 health centers throughout the United States. The primary efficacy endpoint in the trial was to measure how quickly wrist fractures in subjects injected with Chrysalin heal, as measured by the removal of immobilization. Accelerated removal of immobilization allows patients to initiate hand therapy and regain full function of their wrists and hands sooner. The clinical trial’s secondary efficacy endpoints include radiographic analysis of healing, as well as clinical, functional, and subject outcome parameters. On March 15, 2006, the Company reported results of an analysis of data from its Phase 3 clinical trial of the novel synthetic peptide Chrysalin® (TP508) in unstable, displaced distal radius (wrist) fractures. Treatment with 10μg Chrysalin did not demonstrate a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization in the overall evaluable subject population. Within the secondary endpoints, radiographic evidence of time to radial cortical bridging, showed a statistically significant benefit for Chrysalin-treated subjects (p = 0.046). This benefit mirrored findings from the Phase 1/2 clinical trial that provided part of the foundation for the Phase 3 study. A statistically significant difference between Chrysalin treatment and placebo in the functional secondary endpoints was not observed. From a safety perspective, there were no adverse events related to Chrysalin reported in this Phase 3 trial, nor were there any differences in adverse event rates observed between the Chrysalin and placebo treated subjects.

The Company announced on February 16, 2007 findings of a post-hoc subgroup analysis of data from the Phase 3 clinical trial, which were presented at the American Academy of Orthopedic Surgeons Annual Meeting. This subgroup analysis was based on bone mineral density, a pre-specified stratification. Within the subset of female osteopenic subjects, treatment with 10 µg Chrysalin demonstrated a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Secondary endpoints including time to clinical evaluation of healing, time to radial cortical bridging and time to overall radiographic healing also showed a significant effect of Chrysalin treatment.

The Company was assessing Chrysalin in a Phase 2b human clinical trial in distal radius fractures, which was a double-blind, randomized placebo controlled trial that explored a wider dose range of Chrysalin, including 1µg, 3 µg, 10 µg, or 30 µg doses. Our enrollment goal was 500 evaluable subjects in approximately 60 sites. On March 15, 2006, the Company temporarily interrupted enrollment in its Phase 2b fracture repair dosing human clinical trial to perform an interim analysis of the subjects enrolled up to that date.

On August 29, 2006, the Company reported the results of interim analysis of data from our Phase 2b dose ranging clinical trial of the novel synthetic peptide Chrysalin (TP508) in unstable, displaced distal radius (wrist) fractures and termination of the Phase 2b study. In the dataset of 240 subjects as a group that were evaluable in the Phase 2b interim analysis, treatment with Chrysalin did not demonstrate benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Individual findings of efficacy in secondary endpoints, including radiographic healing, were not seen in this interim analysis and no dose response relationship was observed. The Company stated at the time that the trial was not powered at the interim analysis stage to detect statistically significant differences among dose cohorts regarding the efficacy of Chrysalin. The trial met the pre-specified safety endpoint by demonstrating no significant difference in the incidence of adverse events between the Chrysalin and placebo groups.

Dermal Wound Healing

Our dermal wound healing studies are focused on healing diabetic foot ulcers, a common problem for diabetic patients. The World Health Organization (WHO) estimates that at least 171 million people worldwide have diabetes and that number is expected to double by 2030. Diabetic patients suffer from open wound foot ulcers because diabetes related nerve damage causes the patient to lose sensation. Patients thus may not notice an injury to the foot and neglect the injury. This fact and the diminished blood flow to extremities caused by diabetes cause a diabetic patient’s wounds to heal more slowly or not at all.

Standard therapy for diabetic foot ulcer wounds includes sharp debridement, infection control, moisture/exudate management and non-use of the foot (off loading) to allow for the body’s natural healing processes to occur. These treatments require high patient compliance and effectively heal only approximately 33% of these ulcers. Wounds that do not respond to treatment can sometimes result in amputation of the affected limb.

We believe topical treatment of the wound with Chrysalin will promote new tissue growth necessary for healing of a diabetic foot ulcer. CBI conducted a multicenter Phase 1/2 double blind human trial with 60 subjects, the results of which were presented at the Wound Healing Society in May 2002. We found no drug related adverse events due to Chrysalin in this trial and complete wound closure occurred in 70% of Chrysalin-treated ulcers versus 33% in placebo controls, a statistically significant difference. Results of this trial were published January 2007 in Wound Repair and Regeneration.

Vascular Endothelial Dysfunction

Impaired nitric oxide (NO) production reduces the responsiveness of endothelial cells to angiogenic factors and causes loss of endothelial function in ischemic and inflamed blood vessels contributing to a number of chronic diseases. We hypothesize that TP508 may produce angiogenic and other tissue repair effects by activating or upregulating nitric oxide synthetase (NOS) in endothelial cells, and if so, that it may have potential therapeutic value in tissues and diseases exhibiting endothelial dysfunction. In 2007, we plan to continue pre-clinical testing on the effect of TP508 on vascular endothelial dysfunction.

________________________

On November 2, 2006, we announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to our Chrysalin Product Platform. We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market, and to continue to explore the science behind and potential of Chrysalin.

AZX100

On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, we acquired an exclusive license for the core intellectual property relating to AZX100, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, based on the unique technology developed by AzERx. The acquisition provides us with a new technology platform that diversifies the portfolio, and may provide more than one potential product.  AzERx’s lead compound is AZX100, a 24-amino acid synthetic peptide.

AZX100 relaxes smooth muscle, which modulates blood pressure and the function of blood vessels, airways, sphincters, the gastrointestinal tract and the genitourinary tract. Sustained abnormal contraction of any of these muscles is called spasm. Any disorders known to be associated with excessive constriction or inadequate dilation of smooth muscle represent potential applications for AZX100.

AZX100 may also inhibit the fibrotic phenotype of fibroblasts and smooth muscle cells in a mechanism similar to that which causes vasorelaxation. Through phenotypic modulation of fibroblasts and smooth muscle cells, AZX100 may inhibit the scarring that results from wound healing and disease states in the dermis, blood vessels, lungs, liver and other organs.

We are currently evaluating AZX100 for applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, pulmonary fibrosis, the treatment of asthma and intimal hyperplasia.  Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types and prevent dermal scarring. We will continue pre-clinical development activities on AZX100 in 2007, and intend to also explore development partnering or licensing opportunities for certain AZX100 potential applications.
_________________________

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources. As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2006, we have incurred $91 million in net losses as a development stage company.

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

Competition

The biopharmaceutical industry is characterized by intense competition and confidentiality. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals that compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and subjects, which may affect our ability to complete our research studies.

Chrysalin Product Platform

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

We believe that Chrysalin may have a competitive advantage over these therapies in safety and cost. Chrysalin’s mode of operation resembles that of growth factors. Instead of impacting a single cell pathway, Chrysalin stimulates a cascade of growth factors to be released by the body in the proper combination, amounts and timing.

Fracture Repair

As the concept of treatment of fracture repair through biotechnology and biopharmaceuticals gains momentum, we anticipate seeing more companies develop new potentially competitive products in all of these areas. For example, Pfizer received IND authorization to begin a Phase 1/2 human clinical trial for a potential product to accelerate fracture healing in 2004. While this potential product is being evaluated in a different fracture site than the distal radius fracture, it has been targeted to try to achieve a similar outcome. However, we are not aware of any other competitor that has a drug candidate and has received authorization in the United States to begin a human clinical trial for this indication.

Dermal Wound Healing

Standard therapy for diabetic foot ulcers includes sharp debridement, infection control, moisture / exudate management, and non-use of the foot. There is only one drug product on the market today for the healing of diabetic ulcers and we believe it is currently a secondary treatment choice. Regranex, marketed by Johnson & Johnson, is a gel containing platelet derived growth factor. Unlike Regranex, we believe Chrysalin may not require daily rinsing by the patient to remove residual gel. This may ease patient use of the product. In addition, CBI’s proof of concept Phase 1/2 clinical trial showed equivalent or better wound healing rates than Regranex. Currently, several other companies are conducting human clinical trials for this indication.

Vascular Endothelial Dysfunction (VED)

Impaired nitric oxide (NO) production reduces the responsiveness of endothelial cells to angiogenic factors and causes loss of endothelial function in ischemic and inflamed blood vessels contributing to a number of chronic diseases. We hypothesize that TP508 may produce angiogenic and other tissue repair effects by activating or upregulating nitric oxide synthetase (NOS) in endothelial cells, and if so, that it may have potential therapeutic value in tissues and diseases exhibiting endothelial dysfunction. Currently, we have not identified specific VED indications to pursue. While the potential product markets are significant in size, the markets are characterized by intense competition by both large and small companies with a variety of competing technologies.

AZX100

Subarachnoid Hemorrhage (SAH)

Approved

The only current pharmacological treatment for SAH is the calcium channel antagonist Nimotop (nimodipine). Although Nimotop significantly improves the outcome of surviving patients through a neuroprotective effect, it has not been shown to alter the incidence or magnitude of vasospasm or to decrease mortality. Nimotop carries in the label a “black box” warning regarding i.v. or other parenteral administration.

In Development

The other potential competing products currently under development for SAH are endothelin antagonists (endothelin has been implicated in SAH-induced vasospasm). Elevated plasma levels of endothelin-1 (ET-1) have been shown to occur in patients with SAH-induced vasospasm, although the timing of endothelin elevation has varied from as early as three days after SAH to 8 - 14 days after SAH. Such differences indicate endothelin may not induce vasospasm, but rather may play a role in vasospasm progression. Conflicting results have also been reported regarding the cerebrospinal fluid levels of ET-1. Taken together, these studies indicate that endothelin may contribute to SAH-induced vasospasm. Thus, clinical trials have been conducted for Acetelion’s endothelial antagonists, clazosentan (specific ETA receptor antagonist) and bosentan (Tracleer®, dual ETA and ETB receptor antagonist). Recently announced results from a Phase 2 clinical trial indicate that although clazosentan reduced vasospasm in SAH patients, there was no impact on clinical outcome and there were significant side effects (hypotension and fluid retention). Although bosentan appears effective for pulmonary arterial hypertension, the trial for SAH was discontinued due to lack of efficacy.

Roche is reportedly developing a follow-up compound from bosentan, Ro 61-1790, to improve water solubility and ETA potency and has demonstrated in vivo efficacy with a canine double hemorrhage model. In the double hemorrhage model two blood clots must be placed to cause vasospasm. While vasospasm can be demonstrated angiographically, it does not typically result in cerebral infarction. Thus, Ro 61-1790 must be tested in humans to determine whether its improvements will increase efficacy.

The primary disadvantage of endothelin antagonists is that they act on a single vasoconstrictor, although additional mediators have been implicated in SAH. Therefore, targeting downstream vasorelaxing pathways with administration of AZX100 may be more effective. In addition, the ET receptor is internalized once it interacts with the ET peptide. Thus, this drug may only be effective as a prevention measure, not treatment.

In addition, the recombinant haemostatic agent NovoSeven (activated factor VIIa) is currently registered for treatment of bleeding of hemophilia patients, but has also been shown to be effective against the intracerebral hemorrhage (ICH) in phase 2b clinical trials. NovoSeven accelerates the coagulation process at the site of ICH limiting hematoma.

Keloid Scarring

Approved

There is no approved pharmacologic treatment for scarless healing. In the setting of keloid formation, the scars are often excised and treated with steroids with variable results.

In Development

Among potential competing products are recombinant transforming growth factor beta 3 (TGF ß3) and antiTGFß1 antibodies. Renovo is conducting Phase 3 clinical trials in Europe and the U.S. with recombinant TGFß3 (Juvista) for various scar prevention indications, including a recently approved IND for keloid revisions. While preliminary efficacy has been shown in healing in healthy individuals, like other therapeutics, TGFß3 addresses upstream signaling and only one fibrotic pathway and may have limited effectiveness in scar inhibition. AZX100 inhibits fibrotic responses induced by multiple mediators, suggesting it may be more effective than TGFß3 at scarless healing. Renovo has also begun clinical trials using a TGFß1 antibody, which, like TGFß3, also blocks part of the signaling cascade resulting in scar formation. AZX100 may be more effective than TGFß1 antibodies through more comprehensive inhibition of multiple scarring cascades.

While many other companies are investigating therapeutics for wound healing we believe that these therapeutics may be synergistic and not competitive with AZX100 as they are targeting more rapid healing and not scar inhibition.

Asthma

Asthma ranks as the third highest reason for preventable hospitalizations in the U.S. with 470,000 hospitalizations and more than 5,000 deaths each year (American Academy of Allergy Asthma and Immunology Report). Acute asthma accounts for an estimated two-million emergency department visits annually. There are many competitors with asthma products approved or in development. AZX100 has been shown to relax ex vivo airway smooth muscle and may be developed for the treatment of asthmatic attacks. Specific markets include severe acute asthma and asthma that is refractory to current therapies. Severe asthma has been defined as asthma that is refractory to current therapeutic approaches in clinical use (anti-inflammatory agents and bronchodilators). The current approach is to use adrenergic agonists, which activate the cAMP/PKA pathway. AZX100 is a mimetic of the molecule downstream of this pathway and hence may be more sensitive and specific for the treatment of severe asthma. In addition, patients with severe asthma present to the emergency room for treatment, hence efficacy can be closely monitored and outcomes will be apparent in a short time frame after treatment. Recent data has demonstrated that one out of every six asthmatics has a mutation in the adrenergic receptor. These patients do not respond to adrenergic agonists and in fact do worse when treated with adrenergic agonists. This patient population would be potentially effectively treated with the AZX100 compound in that it acts downstream of the receptors.

Marketing and Sales

Upon the acquisition of CBI in August 2004, we are focused on the research and development of Chrysalin. As previously discussed, on February 27, 2006, we acquired an exclusive license to AZX100 and commenced pre-clinical activities. Neither Chrysalin nor AZX100 are currently available for sale and we do not expect them to be available for sale for some time into the future. Thus, we currently have no marketing or sales staff. External consultants and members of our staff provide some technical marketing support relating to the development of, and market need for, new potential products and additional therapeutic applications of products already under research.

Research and Development

Our Pre-clinical, Clinical, Chemical Materials and Controls, Regulatory and Quality Assurance departments (research and development) consist of approximately 17 employees who are assisted by consultants from the academic and medical practitioner fields. Our employees have extensive experience in the areas of biomaterials, bioengineering, animal modeling, cellular and molecular biology, clinical trial design and data management. Our clinical affairs department designs, initiates investigative sites for, monitors and manages the data on clinical trials. Currently, our staff is focused on pre-clinical studies to advance AZX100 to IND status and the completion of regulatory requirements for our Phase 2b clinical trial for Chrysalin for fracture repair which we halted enrollment in on March 15, 2006 and subsequently terminated on August 29, 2006. On November 2, 2006, we announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to the Chrysalin Product Platform. We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market, and to continue to explore the science behind and potential of Chrysalin. In 2006 we incurred $19.7 million on research efforts on Chrysalin and AZX100. Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, in 2006 the substantial majority of expenditures were Chrysalin-related. We incurred $25.4 million and $17.1 million on Chrysalin research efforts during fiscal years 2005 and 2004, respectively.

Manufacturing

Currently third parties certified under Good Manufacturing Practices manufacture Chrysalin and AZX100 for us in limited amounts for our clinical and pre-clinical studies. We use a primary manufacturer for the Chrysalin peptide used in our human clinical trials, but have secondary manufacturers available as needed. Our current Chrysalin formulation and manufacturing work has been focused on injectable and gel formulations. Our current AZX100 formulation and manufacturing work is focused on an injectable formulation.

Patents, Licenses and Proprietary Rights

As part of our purchase of CBI on August 5, 2004, the license agreements between CBI and OrthoLogic for the development, use, and marketing of the therapeutic products within the Chrysalin Product Platform were replaced by a direct license agreement between OrthoLogic and the University of Texas. Under this direct license, OrthoLogic expanded its current license for Chrysalin from a license for only orthopedic indications to a license for any and all indications. On July 1, 2005 the Company entered into an agreement whereby the University of Texas assigned to the Company certain patents previously exclusively licensed to the Company, for a $400,000 fee. OrthoLogic must pay the University of Texas continuing royalties, sublicense fees and various other fees in connection with filing and maintaining Chrysalin-related patents. This obligation will expire upon the expiration of the subject patents. Chrysalin has been patented in the United States and in some other countries for a number of methods of use, including cardiovascular and chronic wounds in addition to orthopedic indications. The patents for hard and soft tissue repair expire between 2007 and 2026.

As part of the February 27, 2006 AzERx transaction we acquired a license from AzTE, an affiliate of Arizona State University, for worldwide rights to AZX100 for all indications. Under the license agreement with AzTE, we are required to pay patent filing, maintenance and other related patent fees as well as royalties on future sales of products that contain AZX100. These obligations will end on the expiration of the last patent. The license is supported by patents that expire from 2021 to 2024.

As part of the February 27, 2006 AzERx transaction we also acquired a non-exclusive license from Washington University for a transduction domain carrier patent which forms part of AZX100. Under the license we are required to pay license maintenance payments and royalties on future sales of products that contain the licensed technology. These obligations will end on the expiration of the last patent.

Chrysalin and OrthoLogic are registered United States domestic trademarks of OrthoLogic Corp.

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

Employees

As of December 31, 2006, we had thirty employees in our operations, including seventeen employees in research and development, nine in administration and four in facilities and maintenance for our building. As a pure research and development business, we believe that the success of our business will depend, in part, on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants. We face competition from private companies and public institutions for qualified research personnel. None of our employees are represented by a union and we consider our relationship with our employees to be good.

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

We expect to incur losses for a number of years as we expand our research and development projects. There is no assurance that our current level of funds will be sufficient to support all research expenses to achieve commercialization of any of our product candidates. On November 26, 2003, we sold all of our revenue generating operations. We are now focused on developing and testing the product candidates in our Chrysalin Product Platform and have allocated most of our resources to bringing these product candidates to the market. However, on February 27, 2006 we acquired the rights to AZX100, and we also intend to continue preclinical activities on AZX100 in 2007. We may invest in other peptide or small molecule-based therapeutics in the future, but there can be no assurance that opportunities of this nature will occur at acceptable terms, conditions or timing. We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years. As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase if we expand our research and development activities and incur significant expenses for clinical trials. Our cash reserves are the primary source of our working capital. There can be no assurance that our cash resources will be sufficient to cover our future operating requirements, or should there be a need, other sources of cash will be available, or if available, at acceptable terms.

We may not receive any revenue from our product candidates until we receive regulatory approval and begin commercialization of our product candidates. We cannot predict when that will occur or if it will occur.

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

If we fail to commercialize our product candidates, we will not be able to generate revenue. We currently do not sell any products. Our product candidates are at the following stages of development:
•	Acceleration of Fracture Repair Phase 3 / Phase 2b human clinical trials
•	Diabetic Foot Ulcer Healing Phase 1/2 human clinical trials
•	Spine Fusion Phase 1/2 human clinical trials
•	Cartilage Defect Repair Late stage pre-clinical trials
•	Tendon Repair Early stage pre-clinical trials
•	Cardiovascular Repair Pre-clinical trials
•	Dental Bone Repair Pre-clinical trials
•	AZX100 Pre-clinical testing

We are subject to the risk that:

•	the FDA finds some or all of our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	we are unable to get some or all of our product candidates to market in a timely manner;
•	we are not able to produce our product candidates in commercial quantities at reasonable costs;
•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or
•	the patients, insurance and/or physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects which delay or extend the trials;
•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;
•	regulatory delays or other regulatory actions;
•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;
•	change in the focus of our development efforts; and
•	re-evaluation of our clinical development strategy.

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

On March 15, 2006, we reported results of our Phase 3 fracture repair human clinical trial. For the primary endpoint, time to removal of immobilization, no statistically significant difference was observed between placebo and a single injection of Chrysalin. Consistent with the Phase 1/2 human clinical trial results, a statistically significant difference for a secondary endpoint, radiographic evidence of radial cortical bridging, was achieved. However, no statistically significant difference was noted in the study’s other secondary endpoints. On March 15, 2006, we temporarily halted our Phase 2b fracture repair dosing clinical trial to perform an interim analysis of the data of the subjects enrolled to that date.

The Company announced on February 16, 2007 findings of a post-hoc subgroup analysis of data from the Phase 3 clinical trial, which were presented at the American Academy of Orthopedic Surgeons Annual Meeting. This subgroup analysis was based on bone mineral density, a pre-specified stratification. Within the subset of female osteopenic subjects, treatment with 10 µg Chrysalin demonstrated a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Secondary endpoints including time to clinical evaluation of healing, time to radial cortical bridging and time to overall radiographic healing also showed a significant effect of Chrysalin treatment.

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

We have implemented a strategic shift in our development approach to our Chrysalin Product Platform. We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.

The results of our Phase 3 and 2b clinical trials increases the risk that we will not be successful and there will be a substantial delay in obtaining FDA approval and may lead to the termination of development efforts for the Chrysalin fracture repair or other Chrysalin-based product candidates, will result in a delay in our ability to generate revenue, will change the amount of revenue we may generate and could have a material adverse effect on our business going forward.

Our late-stage product candidates are all based on the same chemical peptide, Chrysalin. If one of our Chrysalin product candidates reveals safety or fundamental efficacy issues in clinical trials, it could impact the development path for all our other current Chrysalin product candidates.

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

Since we are developing the product candidates in the Chrysalin Product Platform in parallel, we expect to learn from the results of each trial and apply some of our findings to the development of the other product candidates in the platform. The fact that the results from the Phase 3 and Phase 2b fracture repair human clinical trials showed no statistical significance between Chrysalin and the placebo for the primary endpoint in the study will likely impact the development path or future development of the other product candidates in the platform. In addition, if we find that one of our biopharmaceutical product candidates is unsafe in the future, it could impact the development of our other product candidates in clinical trials.

If we cannot protect the Chrysalin patents, the AZX100 patents, or our intellectual property generally, our ability to develop and commercialize our products will be severely limited.

Our success will depend in part on our ability to maintain and enforce patent protection for Chrysalin and AZX100 and each product resulting from Chrysalin or AZX100. Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products would then be diminished.

Chrysalin and AZX100 are patented and there have been no successful challenges to the patents. However, if there were to be a challenge to these patents or any of the patents for product candidates, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by the patent claims. Any litigation, whether to enforce our rights to use our or our licensors’ patents or to defend against allegations that we infringe third party rights, will be costly, time consuming, and may distract management from other important tasks.

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

If we do not successfully develop AZX100 we may not recover the value of our investment.

On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx, Inc. for $390,000 in cash and the issuance of 1,355,000 shares of our common stock, with a market value of $7.7 million determined by the closing share price on the date the agreement was entered into. The transaction was completed (closed) on February 27, 2006. Under the terms of the transaction, we acquired an exclusive license for the core intellectual property relating to AZX100, a 24-amino acid synthetic peptide, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides us with a new technology platform that diversifies the portfolio, and may provide more than one potential product.   AZX100 is currently being investigated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, and the treatment of asthma.  Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. While we performed a reasonable level of due diligence on AZX100 and the rights acquired, there can be no assurances that we will recover the costs of our investment from the future development of AZX100 or that commercially significant applications will be developed.

The loss of our key management and scientific personnel may hinder our ability to execute our business plan.

As a small company our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials. The resignation or retirement of members of senior management or scientific personnel could materially adversely affect our business prospects.

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

The use of our product candidates in clinical trials may expose us to product liability claims, which could result in financial losses. Our clinical liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources and adversely impact or eliminate the prospects for commercialization of the product which is the subject of any such claim.

Risks of our Industry

We are in a highly regulated field with high investment costs and high risks.

Our Chrysalin Product Platform is currently in the human testing phase for three potential products and earlier pre-clinical testing phases for two other potential products. AZX100 is currently in pre-clinical testing. The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Chrysalin and AZX100 are new drugs and are subject to the most stringent level of FDA review.

Even after we have invested substantial funds in the development of our Chrysalin products and AZX100 and even if the results of our future clinical trials are favorable, there can be no guarantee that the FDA will grant approval of Chrysalin and/or AZX100 for the indicated uses or that it will do so in a timely manner.

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

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for various treatments for or involving fracture repair and diabetic ulcer healing or smooth muscle relaxation. Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have.

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

For a summary of the competitive conditions relating to indications which we are currently considering for Chrysalin and AZX100, see Part I, Item 1 in this Report titled “Competition”.

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

Risks Related to Our Common Stock and Warrants

Our stock price is volatile and fluctuates due to a variety of factors.

Our stock price has varied significantly in the past (from a high of $8.96 to a low of $1.25 from January 1, 2004 to December 31, 2006) and may vary in the future due to a number of factors, including:

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

Additional authorized shares of our common stock available for issuance may have dilutive and other material effects on our stockholders.

We are authorized to issue 100,000,000 shares of common stock. As of December 31, 2006, there were 41,564,291 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights. As of December 31, 2006 we had stock options outstanding to purchase approximately 3,438,126 shares of our common stock, the exercise price of which range between $1.70 per share to $8.00 per share, warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39, warrants outstanding to purchase 357,423 shares of our common stock with an exercise price of $1.91, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. Additionally, at our Annual Stockholder Meeting on May 12, 2006, our stockholders approved the OrthoLogic 2005 Equity Incentive Plan, which provides an additional 2,000,000 shares of our common stock for incentive awards. To the extent additional options are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution. In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.

Certain provisions of our amended and restated certificate of incorporation and bylaws will make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders may consider beneficial.

Certain provisions of our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of OrthoLogic Corp. and our stockholders. These provisions include, among other things, the following:

•	a classified board of directors with three-year staggered terms;
•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;
•	the ability of our board of directors to fill vacancies on the board;
•	a prohibition against stockholders taking action by written consent; and
•	super majority voting requirements for the stockholders to modify or amend our bylaws and specified provisions of our amended and restated certificate of incorporation.

These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of our stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of our securities is pre-approved by our board of directors under Section 203.

We may issue additional shares of preferred stock that have greater rights than our common stock and also have dilutive and anti-takeover effects.

We are permitted by our amended and restated certificate of incorporation to issue up to 2,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders or other security holders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation rights and may have greater voting rights than our common stock.

We have not previously paid dividends on our common stock and we do not anticipate doing so in the foreseeable future.

We have not in the past paid any dividends on our common stock and do not anticipate that we will pay any dividends on our common stock in the foreseeable future. Any future decision to pay a dividend on our common stock and the amount of any dividend paid, if permitted, will be made at the discretion of our board of directors.

Developments in any of these areas, which are more fully described elsewhere in “Item 1 - Business,” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” could cause our results to differ materially from results that have been or may be projected by us.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a facility in Tempe, Arizona, which is an approximately 100,000 square foot facility designed and constructed for industrial purposes and is located in an industrial district. It is the same facility we leased prior to our November 2003 divestiture of our bone growth stimulation device business. Following the divestiture, we occupy approximately 20% of the building capacity. We currently have subleased some portions of the building to other companies. We believe the facility is well-maintained and adequate for use through the end of our lease term. The table below sets forth certain information about our lease of our Tempe facility.

Location	Approx. Square Feet	Lease Expires	Description	Principal Activity

Tempe AZ	100,000 (1)	1/08	2-story, in an industrial park	Administration and lab space

(1) Approximately 45% of the facility is subleased to third parties through 2007.

In March 2007, we entered into an agreement to purchase a 34,440 square foot single story office building in Phoenix, Arizona. The purchase is subject to standard due diligence and closing conditions and the transaction is expected to close in the second quarter of 2007. We currently expect to vacate the Tempe facility in the fourth quarter of 2007 and relocate to this smaller facility, which is in close proximity to the current Tempe facility. We do not expect the relocation to have a significant effect on our operations.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the NASDAQ Global Market on January 28, 1993 under the symbol “OLGC.” The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of our common stock.

	2006		2005
	High	Low	High	Low
First Quarter	$6.20	$2.08	$6.15	$5.00
Second Quarter	$2.18	$1.54	$5.31	$3.75
Third Quarter	$1.80	$1.25	$4.46	$3.83
Fourth Quarter	$1.46	$1.26	$5.00	$3.11

As of February 28, 2007, 41,594,491 shares of our common stock were outstanding and held by approximately 1,032 stockholders of record.

Performance Graph

STOCK PERFORMANCE GRAPH

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Set forth below is a graph comparing the cumulative total shareholder return on the Company’s Common Stock to the cumulative total return of (i) the NASDAQ Biotechnology Index, and (ii) the Russell 2000 Index. The Company believes that the NASDAQ Biotechnology Index, which is composed of companies that are classified as either biotechnology or pharmaceutical, is an appropriate index for comparison. While many of the companies listed on that index may be larger in size based on market capitalization, the type of research and development work is comparable to the Company’s activities. The graph is generated by assuming that $100 was invested on the last trading day in the fiscal year ended December 31, 2001 in each of the Company’s Common Stock, the NASDAQ Biotechnology Index, and the Russell 2000 Index (all assume no dividends).

Dividends.

We have never paid a cash dividend on our common stock. Our Board of Directors currently does not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

None, except for those sales otherwise reported in our Current Reports on Form 8-K and our Quarterly Reports on Form 10-Q.

Issuer Purchases of Equity Securities.

None.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

 The selected financial data for each of the five years in the period ended December 31, 2006, is derived from our audited financial statements. The selected financial data should be read in conjunction with the financial statements, related notes to the financial statements and other financial information appearing elsewhere in this annual report on Form 10-K and particularly the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We sold our CPM business unit on July 11, 2001, and our bone growth stimulation device business (“Bone Device Business”) on November 26, 2003. On August 5, 2004, we purchased substantially all the assets and the intellectual property of CBI. We became a development stage company commensurate with the CBI acquisition. On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx. The financial data as presented below reflects the gain on the sale of the bone growth stimulation device business and its results of operations prior to the sale as discontinued operations.

STATEMENTS OF OPERATIONS DATA
(A Development Stage Company)
(in thousands, except per share amounts)

	Years Ended December 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)

Total net revenues	$-	$-	$-	$-	$2,230
Total cost of revenues	-	-	-	-	-

Operating expenses
Selling, general and administrative	(6,558)	(4,910)	(3,306)	(4,331)	(4,576)
Research and development	(19,661)	(25,444)	(17,116)	(9,008)	(3,488)
Other divestiture and related gains	-	250	347	743	1,047
Purchased in-process research and development	(8,471)	-	(25,840)	-	-
Total operating expenses	(34,690)	(30,104)	(45,915)	(12,596)	(7,017)
Interest and other income, net	3,883	2,640	1,464	568	706
Loss from continuing operations before taxes	(30,807)	(27,464)	(44,451)	(12,028)	(4,081)
Income taxes benefit (expense)	(1,106)	108	642	4,414	1,571
Loss from continuing operations	(31,913)	(27,356)	(43,809)	(7,614)	(2,510)

Discontinued operations
Net gain on the sale of the bone device business net of taxes $0, $96,($363), $5,205, $0, respectively	-	154	2,048	72,692	-
Income from the operations of the bone device business net of taxes $0, $0, $0, $4,414, $1,577, respectively	-	-	-	7,358	8,119
Net income from discontinued operations	-	154	2,048	80,050	8,119
NET INCOME (LOSS)	$(31,913)	$(27,202)	$(41,761)	$72,436	$5,609
Per Share Information:
Net loss from continuing operations	$(0.78)	$(0.72)	$(1.22)	$(0.23)	$(0.08)
Basic
Diluted	$(0.78)	$(0.72)	$(1.22)	$(0.23)	$(0.08)
Net income (loss) from discontinued operations
Basic	$-	$-	$0.06	$2.43	$0.25
Diluted	$-	$-	$0.06	$2.38	$0.24
Net income (loss)
Basic	$(0.78)	$(0.72)	$(1.16)	$2.20	$0.17
Diluted	$(0.78)	$(0.72)	$(1.16)	$2.16	$0.17

Basic shares outstanding	40,764	38,032	35,899	32,970	32,642
Equivalent shares	-	-	-	613	731
Diluted shares outstanding	40,764	38,032	35,899	33,583	33,373

1.
Research and development expenses in 2006 include recognition of a $2,100,000 patent cost impairment loss. Operating expenses in 2006 included $8,471,000 of purchased in-process research and development costs associated with the AzERx acquisition in February 2006. Income tax expenses in 2006 included the recording of a $1,106,000 valuation allowance for a deferred tax asset related to a Alternative Minimum Tax credit carryover.

2.
Total operating expenses in 2005 were reduced by $250,000 as a result of a final settlement payment received from the buyer of the CPM business. A net gain of $154,000 was recognized on the sale of the Bone Device Business (defined below) due to receipt of the entire escrow deposit outstanding.

3.	On August 5, 2004, we completed the acquisition of CBI. OrthoLogic expensed in-process research and development and acquisition costs of $25.8 million.

Total operating expenses in 2004 were reduced by $347,000 as a result of settlement payments received against the contingent payment due from the buyer of the CPM business.

A net gain of $2,048,000 was recognized on the sale of the Bone Device Business primarily due to a decrease in the risk related to the potential exposure of the representations and warranties provided in the governing asset purchase agreement.

4.
On November 26, 2003, we completed the sale of all the assets and related liabilities of our Bone Device Business. The Bone Device Business comprised all our revenue generating operations. Our financial statements for the year ended December 31, 2003 include the results of operations prior to the divestiture and the related gain on the sale as discontinued operations.

Total operating expenses in 2003 were reduced by $743,000 as a result of settlement payments received against the contingent payment due from the buyer of the CPM business and additional collections of the accounts receivable balances which are fully reserved.

5.
Total operating expenses in 2002 were reduced by $1.0 million as a result of better than anticipated collection of CPM accounts receivable than had been originally estimated when the CPM business was sold in July 2001. Also, during 2002, we paid a $500,000 milestone payment to Chrysalis that was recorded as a research and development expense.

BALANCE SHEET DATA
(in thousands)

	December 31,
	2006	2005	2004	2003	2002
Working capital	$52,533	$78,423	$88,955	$112,775	$39,585
Total assets	$72,589	$88,343	$115,184	$130,106	$53,420
Long term liabilities, less current maturities	$-	$183	$137	$280	$352
Stockholders’ equity	$69,148	$84,178	$110,930	$123,975	$48,233

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction, based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a NDA for a product based on Chrysalin, if either such trigger occurs within five years of the August 2004 closing. The largest portion of the purchase price ($25.8 million) was expensed as In-process Research and Development in 2004. In 2005 we paid an additional $400,000 to the Chrysalin licensor (University of Texas Medical Branch) to transfer ownership of the patents that are the subject of the license to OrthoLogic. Subsequently, all of our collective efforts were focused on research and development of our Chrysalin Product Platform, with the goal of commercializing our products.

On February 27, 2006 the Company purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, a 24-amino acid synthetic peptide, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product. AZX100 is currently being evaluated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage (SAH), prevention of keloid scarring, pulmonary fibrosis and the treatment of asthma.  Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types. The Company will continue AZX100 pre-clinical development activities in 2006.

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources. As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2006, we have incurred $91 million in net losses as a development stage company.

Chrysalin Product Platform

Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring molecule in the body responsible for both blood clotting and initiating many of the cellular events responsible for tissue repair. Chrysalin mimics specific attributes of the thrombin molecule, stimulating the body’s natural healing processes. Drugs based on the Chrysalin peptide can be used to mimic part of the thrombin response without stimulating the events associated with blood clotting and therefore has the potential to accelerate the natural cascade of healing events. The Chrysalin molecule serves as the basis for a group of potential therapeutic products we refer to collectively as the “Chrysalin Product Platform.” We have conducted clinical trials for two potential Chrysalin products, acceleration of fracture repair, and diabetic foot ulcer. We previously conducted a pilot study for spine fusion. We have conducted pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair. We recently commenced pre-clinical testing of the effects of Chrysalin on vascular endothelial dysfunction.

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

Through December 31, 2006, the Company has focused most of its efforts on the development and commercialization of fracture repair and diabetic foot ulcer healing indications.

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

The Company announced on February 16, 2007 findings of a post-hoc subgroup analysis of data from the Phase 3 clinical trial, which were presented at the American Academy of Orthopedic Surgeons Annual Meeting. This subgroup analysis was based on bone mineral density, a pre-specified stratification. Within the subset of female osteopenic subjects, treatment with 10 µg Chrysalin demonstrated a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Secondary endpoints including time to clinical evaluation of healing, time to radial cortical bridging and time to overall radiographic healing also showed a significant effect of Chrysalin treatment.

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

On August 29, 2006, the Company reported the results of interim analysis of data from our Phase 2b dose ranging clinical trial of the novel synthetic peptide Chrysalin (TP508) in unstable, displaced distal radius (wrist) fractures and termination of the Phase 2b study. In the dataset of 240 subjects as a group that were evaluable in the Phase 2b interim analysis, treatment with Chrysalin did not demonstrate benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization. Individual findings of efficacy in secondary endpoints, including radiographic healing, were not seen in this interim analysis and no dose response relationship was observed. The Company stated at the time that the trial was not powered at the interim analysis stage to detect statistically significant differences among dose cohorts regarding the effect of Chrysalin. The Company stated at the time that the trial was not powered at the interim analysis stage to detect statistically significant differences among dose cohorts regarding the efficacy of Chrysalin. The trial met the pre-specified safety endpoint by demonstrating no significant difference in the incidence of adverse events between the Chrysalin and placebo groups.

  Dermal Wound Healing

Our dermal wound healing studies are focused on healing diabetic foot ulcers, a common problem for diabetic patients. The World Health Organization (WHO) estimates that at least 171 million people worldwide have diabetes and that number is expected to double by 2030. Diabetic patients suffer from open wound foot ulcers because diabetes related nerve damage causes the patient to lose sensation. Patients thus may not notice an injury to the foot and neglect the injury. This fact and the diminished blood flow to extremities caused by diabetes cause a diabetic patient’s wounds to heal more slowly or not at all.

Standard therapy for diabetic foot ulcer wounds includes sharp debridement, infection control, moisture/exudate management, and non-use of the foot (off loading) to allow for the body’s natural healing processes to occur. These treatments require high patient compliance and effectively heal only approximately 33% of these ulcers. Wounds that do not respond to treatment can sometimes result in amputation of the affected limb.

We believe topical treatment of the wound with Chrysalin will promote new tissue growth necessary for healing of a diabetic foot ulcer. CBI conducted a multicenter Phase 1/2 double blind human trial with 60 subjects, the results of which were presented at the Wound Healing Society in May 2002. We found no drug related adverse events due to Chrysalin in this trial and complete wound closure occurred in 70% of Chrysalin-treated ulcers versus 33% in placebo controls, a statistically significant difference. Results of this trial were published January 2007 in Wound Repair and Regeneration.

Vascular Endothelial Dysfunction

Impaired nitric oxide (NO) production reduces the responsiveness of endothelial cells to angiogenic factors and causes loss of endothelial function in ischemic and inflamed blood vessels contributing to a number of chronic diseases. We hypothesize that TP508 may produce angiogenic and other tissue repair effects by activating or upregulating nitric oxide synthetase (NOS) in endothelial cells, and if so, that it may have potential therapeutic value in tissues and diseases exhibiting endothelial dysfunction. In 2007, we plan to continue pre-clinical testing on the effect of TP508 on vascular endothelial dysfunction.

_____________

We announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to our Chrysalin Product Platform. We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market, and to continue efforts to explore the science behind and potential of Chrysalin.

AZX100

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

AZX100 relaxes smooth muscle, which modulates blood pressure and the function of blood vessels, airways, sphincters, the gastrointestinal tract and the genitourinary tract. Sustained abnormal contraction of any of these muscles is called spasm. Any disorders known to be associated with excessive constriction or inadequate dilation of smooth muscle represent potential applications for AZX100.

AZX100 may also inhibit the fibrotic phenotype of fibroblasts and smooth muscle cells in a mechanism similar to that which causes vasorelaxation. Through phenotypic modulation of fibroblasts and smooth muscle cells, AZX100 may inhibit the scarring that results from wound healing and disease states in the dermis, blood vessels, lungs, liver and other organs.

We are currently evaluating AZX100 for applications such as the treatment of vasospasm associated with subarachnoid hemorrhage, prevention of keloid scarring, pulmonary fibrosis, the treatment of asthma and intimal hyperplasia.  Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types and prevent dermal scarring. We will continue pre-clinical development activities on AZX100 in 2007, and intend to also explore development partnering or licensing opportunities for certain AZX100 potential applications.

Critical Accounting Policies and Estimates

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

Income Taxes: SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset. We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance of approximately $33.2 million at December 31, 2006. The valuation allowance includes approximately $6.1 million for net operating loss carry forwards that relate to stock option compensation expense for income tax reporting purposes. Any utilization of these net operating loss carry forwards would be recorded as an increase to additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. The results of the Company’s Phase 3 Chrysalin fracture repair human clinical trial resulted in a change in our planned clinical pathway and timeline for our Chrysalin fracture repair indication. This change, when factored with our current significant net operating loss carryovers and current period net loss, resulted in a revision of our estimate of the need for a valuation allowance for the previously recorded deferred tax asset related to a Alternative Minimum Tax credit carryover. Due to the uncertainty that the deferred tax asset will be realized, we recorded a valuation allowance for the full amount of the deferred tax asset ($1,106,000) in 2006.

We have accumulated approximately $80.2 million in federal and $67.7 million in state net operating loss carryforwards (“NOLs”) and approximately $2.4 million of general business and alternative minimum tax credit carryforwards. The federal NOLs expire from 2021 and the state NOL’s expire from 2009 and their availability for use to offset future taxable income would be limited should a change in ownership, as defined in Section 382 of the Internal Revenue Code, occur.

Accrued Clinical: Accrued clinical represents the estimated liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $133,000 accrued as of December 31, 2006 for the clinical sites’ completion of the trials.

Patents: On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin product platform. The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market. SFAS No. 142 requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less than its carrying cost. Currently, the Company is unable to determine the timing or amount of net cash in-flow to be generated from Chrysalin-based product candidates. Accordingly, due to this uncertainty, the Company recognized an impairment loss for the amount of unamortized Chrysalin product platform patent costs of $2,100,000 in 2006. The impairment loss is included in research and development expenses in the Condensed Statements of Operations in 2006.

Stock based compensation: Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility adjusted for future expectations. The expected life of the stock options is based on historical data and future expectations. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional compensation resulting from those additional grants.

Results of Operations Comparing Years Ended December 31, 2006 and 2005.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing development operations increased by $1,648,000 from $4,910,000 in 2005 to $6,558,000 in 2006. Our administrative expenses during 2006 were higher than 2005, primarily as a result of stock compensation expense of $1,946,000, as disclosed in Note 8 to the financial statements, a reduction in the allocation of general and administrative expenses to research and development due to the decline in clinical activity, partially offset by a general reduction of expenses due to cost containment efforts.

Research and Development Expenses: Research and development expenses were $19,661,000 in 2006 compared to $25,444,000 in 2005. Our research and development expenses decreased $5,783,000 in 2006 over the same period in 2005 primarily due to the substantial completion of our Phase 3 human clinical trial for fracture repair and the temporary interruption and later termination of our Phase 2b dose-ranging human clinical trial for fracture repair. This decrease in clinical trial costs was partially offset by recognition of a $2,100,000 Chrysalin product platform patent impairment loss and stock compensation expense of $835,000. The primary focus of our research and development work was our Chrysalin-based fracture repair indication. On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin Product Platform. The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market, and to continue to explore the science behind and potential of Chrysalin. We will also continue expenditures related to ongoing regulatory requirements for the Phase 2b clinical trial for Chrysalin in fracture repair and, as disclosed in Note 14 to the financial statements, the Company acquired and will continue pre-clinical and other development work on AZX100 in 2006.

Interest and Other Income, Net: Interest and other income, net increased from $2,640,000 in 2005 to $3,883,000 in 2006 due primarily to the increase in interest rates between the two periods.

Net Loss: We incurred a net loss in 2006 of $31.9 million compared to a net loss of $27.2 million in 2005. The $4.7 million increase in the net loss in 2006 compared to the same period in 2005, results primarily from $2.8 million of stock compensation expense, recognition of a $2.1 million Chrysalin product platform patent impairment loss, $8.4 million of in-process research and development costs related to the acquisition of the AZX100 technology platform and recognition of income tax expense related to the recording of a valuation allowance of $1.1 million for a deferred tax asset related to a Alternative Minimum Tax credit carryover. These items were partially offset by the decrease in fracture repair human clinical trial activity compared to the same period in 2005 and a general reduction of expenses due to cost containment efforts.

Results of Operations Comparing Year Ended December 31, 2005 to 2004

Overview: The fracture repair product candidate is the most advanced in the development process. In 2005, we completed the enrollment of patients in a Phase 3 human clinical trial for acceleration of fracture repair and began enrolling patients in a Phase 2b dose-ranging human clinical trial for this same indication.

Revenues, Cost of Revenues and Gross profits: We had no revenues, costs of revenues, cost of goods sold or gross profit for continuing operations in 2005 or 2004. The Bone Device Business revenue is included as discontinued operations.

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

Research and Development Expenses: Research and development expenses were $25.4 million in 2005 compared to $17.1 million in 2004. Our research and development expenses rose significantly in 2005 resulting primarily from the completion of enrollment in our Phase 3 human clinical trial, commencement of enrollment of our Phase 2b dose-ranging trial for fracture repair and investment in research for the diabetic foot ulcer healing indication. Although we have not historically allocated our research and development expenses by indications and even though we have no data about CBI’s historical expense allocations, we believe our fracture repair indication received the largest portion of our research and development funds because of its relative advanced stage in the research process.

Interest Income, Net: Interest Income, net increased from $1.5 million in 2004 to $2.6 million in 2005, primarily as a result of the increases in investment interest rates from 2004 to 2005.

Net Loss: We incurred a net loss in 2005 of $27.2 million compared to a net loss of $41.8 million in 2004. The net loss in 2004 included $25.8 million expense for in-process research and development for the acquisition of CBI offset by the gain on the sale of the Bone Device Business of $2.0 million. The increase in net loss in 2005 compared to 2004 (excluding CBI in-process research and development) is due primarily to the increased spending on our research and development programs.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities. However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin Product Platform. We received approximately $93.0 million in cash from the sale of our Bone Device Business. On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business. On February 27, 2006, the Company entered into an agreement with Quintiles (see Note 15 to the financial statements), which provided an investment by Quintiles in the Company’s common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006. The Company also received net proceeds of $2,962,000 from the exercise of stock options during the twelve months ended December 31, 2006. At December 31, 2006, we had cash and cash equivalents of $18.0 million, short-term investments of $36.0 million and long-term investments of $16.2 million.

On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin Product Platform. The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market. We will continue expenditures related to ongoing regulatory requirements for the Phase 2b clinical trial for Chrysalin in fracture repair, and expenditures necessary to continue to explore the science behind and potential of Chrysalin. We will also continue research and development expenditures for further pre-clinical studies for AZX100.

Our future research and development expenses may vary significantly from prior periods depending on the Company’s decisions on its future Chrysalin and AZX100 development plans.

In March 2007, we entered into an agreement to purchase a 34,440 square foot single story office building in Phoenix, Arizona, for $3,615,000 (see Note 16 to the financial statements). The transaction is subject to standard due diligence and closing conditions and the transaction is expected to close in the second quarter of 2007. We also anticipate spending an additional $400,000 to $800,000 to construct internal improvements to the building.

We anticipate that our cash and short-term investments will be sufficient to meet our presently projected cash and working capital requirements for the next year. However, the timing and amounts of cash used will depend on many factors, including our ability to continue to control our expenditures related to our current research and development programs. If we decide to expand our clinical trials or if we consider other opportunities in the market, our expense levels may change, which could require us to seek other sources of capital. If additional funding is required, we would be required to seek new sources of funds, including raising capital through the sales of securities or licensing agreements. These sources of funds may not be available or could only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

The following table sets forth all known commitments as of December 31, 2006 and the year in which these commitments become due or are expected to be settled:

	Payments due by period:
	Total	Less than 1 year	1 - 3 years	3 to 5 years
Operating lease obligation	$1,133,000	$1,133,000	$-	$-
Research obligation	729,000	729,000	-
Consulting contracts	334,000	334,000	-	-
Open purchase order for supplies	64,000	64,000
	$2,260,000	$2,260,000	$-	$-

(1)
A lease commitment of $1.1 million refers to our real property lease in Tempe, Arizona. We occupy approximately 20% of the building. Approximately 45% of the Tempe facility is subleased through December 2007.

(2)	We anticipate paying all our liabilities with our cash resources.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We had no debt and no derivative instruments at December 31, 2006. Our investment portfolio is used to preserve our capital until it is required to fund our operations. Our investment instruments are classified as held-to-maturity. We do not own derivative financial instruments in our investment portfolio. We maintain a non-trading investment portfolio of investment grade securities that limits the amount of credit exposure of any one issue, issuer or type of instrument. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Balance sheets, as of December 31, 2006 and 2005, and statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and for the statement of operations and cash flow for the period of August 5, 2004 through December 31, 2006, together with the related notes and the reports of Ernst & Young, LLP and Deloitte & Touche LLP, independent registered public accounting firms, are set forth on the “F-1 - F-2” pages of the Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of OrthoLogic Corp. (a development stage company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP an independent registered public accounting firm, as stated in their attestation report which is included herein.

Management’s Annual Report on Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OrthoLogic Corp.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that OrthoLogic Corp. (a development stage company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OrthoLogic Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that OrthoLogic Corp. (a development stage company) maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, OrthoLogic Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Balance Sheet of OrthoLogic Corp. (a development stage company) as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 9, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission on for the 2007 Annual Meeting of Stockholders to be held on May 10, 2007, no later than 120 days after the close of its fiscal year ended December 31, 2006.

Item 11.	Executive Compensation

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2007 Annual Meeting of Stockholders to be held on May 10, 2007, no later than 120 days after the close of its fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2007 Annual Meeting of Stockholders to be held on May 10, 2007, no later than 120 days after the close of its fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2007 Annual Meeting of Stockholders to be held on May 10, 2007, no later than 120 days after the close of its fiscal year ended December 31, 2006.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2007 Annual Meeting of Stockholders to be held on May 10, 2007, no later than 120 days after the close of its fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of OrthoLogic Corp. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Reports of Independent Registered Public Accounting Firms.

Balance Sheets - December 31, 2006 and 2005.

Statements of Operations - Each of the three years in the period ended December 31, 2006 and for the period of August 5, 2004 through December 31, 2006.

Statements of Stockholders’ Equity - Each of the three years in the period ended December 31, 2006.

Statements of Cash Flows - Each of the three years in the period ended December 31, 2006 and for the period of August 5, 2004 through December 31, 2006.

Notes to Financial Statements.

2.	Financial Statement Schedule II Valuation and Qualifying Accounts for 2004. The information for Schedule II for 2006 and 2005 as well as other Schedules has been omitted since they are not applicable.

3.	All management contracts and compensatory plans and arrangements are specifically identified on the attached Exhibit Index.

(b)	Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

(c)	Financial Statements and Schedule - See Item 15(a)(1) and Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOLOGIC CORP.

Date: March 14, 2007	By	/s/ John M. Holliman, III
John M. Holliman, III
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer) and Director	March 14, 2007
/s/ Michael D. Casey Michael D. Casey	Director	March 14, 2007
/s/ Fredric J. Feldman Fredric J. Feldman, Ph.D.	Director	March 14, 2007
/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 14, 2007
/s/ William M. Wardell William M. Wardell, MD, Ph.D.	Director	March 14, 2007
/s/ Augustus A. White, III Augustus A. White III, MD	Director	March 14, 2007
/s/ Randolph C. Steer Randolph C. Steer, MD, Ph.D.	President	March 14, 2007
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

S-1

OrthoLogic Corp.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2006

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

2.1	Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and Chrysalis Biotechnology, dated April 28, 2004 (*)	Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 3, 2004 (“June 2004 S-4”)
2.2	Amendment No. 1 to Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and Chrysalis Biotechnology, dated June 1, 2004 (*)	Exhibit 2.2 to the Company’s June 2004 S-4
2.3	Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization between OrthoLogic Corp. and Chrysalis Biotechnology, Inc., dated August 5, 2004 (*)	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2004
2.4	Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and AzERx, Inc., dated February 23, 2006	Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 25, 2006
3.1	Restated Certificate of Incorporation, executed April 15, 2005	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 10, 2005 (“March 2005 10-Q”)
3.2	Amended Certificate of Designation of Series A Preferred Stock, executed April 15, 2005	Exhibit 3.2 to the March 2005 10-Q
3.3	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
4.1	Rights Agreement dated as of March 4, 1997, between the Company and Bank of New York, and Exhibits A, B and C thereto	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 6, 1997
4.2	First Amendatory Agreement to March 4, 1997 Rights Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 1999
4.3	Amendment No. 2 to March 4, 1997 Rights Agreement	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 20, 2003
4.4	Class A Warrant Agreement dated February 24, 2006, between OrthoLogic Corp. and PharmaBio Development Inc.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2006
4.5	Form of Additional Class A Warrant Agreement related to the Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc.	Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 13, 2006 (“April 2006 S-3”)
4.6	Class A Warrant Agreement dated June 30, 2006 by and between OrthoLogic Corp. and PharmaBio Development, Inc (d/b/a NovaQuest)	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006

4.7	Amended and Restated Class B Warrant Agreement related to the Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc. (2)	Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed with the SEC on September 22, 2006 (“September 2006 S-3/A”)
4.8	Amended and Restated Class C Warrant Agreement related to the Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc. (2)	Exhibit 4.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed with the SEC on September 22, 2006 (“September 2006 S-3/A”)
4.9	Amended and Restated Class D Warrant Agreement related to the Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc. (2)	Exhibit 4.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed with the SEC on September 22, 2006 (“September 2006 S-3/A”)
10.1	Form of Indemnification Agreement(**)	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	1987 Stock Option Plan of the Company, as amended and approved by stockholders (1)	Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997
10.3	1997 Stock Option Plan of the Company, as amended and approved by the stockholders (1)	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 2, 2005
10.4	Employment Agreement between the Company and Dr. James M. Pusey, dated March 3, 2005 (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2005 (the “March 4th, 2005 8-K”)
10.5	Confidential Information and Assignment of Inventions Agreement between the Company and Dr. James M. Pusey, dated March 3, 2005 (1)	Exhibit 10.2 to the March 4th, 2005 8-K
10.6	Single-tenant Lease dated June 12, 1997, by and between the Company and Chamberlain Development, L.L.C.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
10.7	Employment Agreement effective June 1, 2001 between the Company and James Ryaby (1)	Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001
10.8
Patent License Agreement between the Board of Regents of The University of Texas System through its component institution The University of Texas Medical Branch at Galveston and Chrysalis Biotechnology, Inc., dated April 27, 2004 and exhibits thereto (2)
Exhibit 10.1 to the Company’s Amendment No. 1 to its Registration Statement on Form S-4, filed July 14, 2004
10.9	Third Amended and Restated Employment Agreement effective November 8, 2004, between the Company and Sherry A. Sturman (1)	Exhibit 10.3 to the Company’s September 2004 10-Q
10.10	Form of Incentive Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (***)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005
10.11	Form of Non-qualified Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (***)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006

10.12	Patent Assignment Agreement dated June 28, 2005, between the Company and the University of Texas	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005 (the “June 2005 10-Q”)
10.13	Amendment No. 1 to the Employment Agreement between the Company and Dr. James M. Pusey, dated August 8, 2005 (1)	Exhibit 10.4 to the June 2005 10-Q
10.14	Amendment No. 1 to the Third Amended and Restated Employment Agreement between the Company and Sherry A. Sturman, dated August 7, 2005 (1)	Exhibit 10.5 to the June 2005 10-Q
10.15	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the June 2005 10-Q
10.16	Letter of Stock Option Grant to Dr. James M. Pusey for 200,000 shares of the Company’s common stock, dated March 3, 2005 (1)	Exhibit 10.3 to the March 4th, 2005 8-K
10.17	Letter of Stock Option Grant to Dr. James M. Pusey for 300,000 shares of the Company’s common stock, dated March 3, 2005 (1)	Exhibit 10.4 to the March 4th, 2005 8-K
10.18	Letter of Restricted Stock Grant to Dr. James M. Pusey, dated March 3, 2005 (1)	Exhibit 10.5 to the March 4th, 2005 8-K
10.19	Termination and Severance Agreement between the Company and Thomas R. Trotter dated December 27, 2005 (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2005
10.20	Employment Agreement between the Company and Dana Shinbaum dated October 17, 2005 (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2005
10.21	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)
10.22	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K
10.23	Separation Agreement and Release dated April 5, 2006 by and between OrthoLogic Corp. and James M. Pusey (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2006
10.24	Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc., dated February 24, 2006.	Exhibit 10.1 to the Company’s April 2006 S-3
10.25	Registration Rights Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc., dated February 24, 2006	Exhibit 10.2 to the Company’s April 2006 S-3
10.26	Registration Rights Agreement by and between OrthoLogic Corp., AzERx, Inc., and Certain Shareholders, dated February 27, 2006	Exhibit 10.3 to the Company’s April 2006 S-3

10.27	Amended and Restated License Agreement dated February 23, 2006 by and between OrthoLogic Corp. and Arizona Science Technology Enterprises, LLC	Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 25, 2006
10.28	2005 Equity Incentive Plan (2005 Plan) (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.29	Form of Incentive Stock Option Grant Letters for Grants under the 2005 Plan (***)	Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2006, filed on August 8, 2006 (“June 2006 10-Q”)
10.30	Form of Non-Qualified Stock Options Grant Letter for Grants under the 2005 Plan (***)	Exhibit 10.2 to the Company’s June 2006 10-Q
10.31	Form of Restricted Stock Grant Letters for Grants under the 2005 Plan	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.32	Action by the Board related to the 2006 Salary and 2005 cash bonus of Dr. James M. Pusey and Dr. James T. Ryaby (1)	Report on Form 8-K filed with the SEC on February 16, 2006
10.33	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
10.34	Amendment to Employment Agreement dated January 1, 2001 between OrthoLogic Corp. and James T. Ryaby, Ph.D. (1)	Exhibit 10.4 to the Company’s June 2006 10-Q
10.35	Employment Agreement between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp., effective May 12, 2006 (1)	Exhibit 10.7 to the Company’s June 2006 10-Q
10.36	Management Service Agreement between Valley Venture III, Management LLC, John M. Holliman, III, Executive Chairman and OrthoLogic Corp., effective May 12, 2006 (1)	Exhibit 10.8 to the Company’s June 2006 10-Q
10.37	Amendment No.1 to Registration Rights Agreement dated June 30, 2006 by and between PharmaBio Development, Inc., and OrthoLogic Corp.	Exhibit 10.4 to the Company’s September 2006 S-3/A
10.38	Separation Agreement and Release dated November 17, 2006 by and between OrthoLogic Corp., and James T. Ryaby, Ph.D. (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2006 (“November 24th 8-K”)
10.39	Consulting Agreement dated November 17, 2006 by and between James T. Ryaby, Ph.D., and OrthoLogic Corp. (1)	Exhibit 10.2 to the Company’s November 24th 8-K
16.1	Letter from Deloitte and Touche, LLP, to the SEC dated June 19, 2006	Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2006
21.1	List of subsidiaries
23.1	Consent of independent registered public accounting firm.		X
23.2	Consent of independent registered public accounting firm.		X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (****)

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

***   OrthoLogic from time to time issues stock options to its employees, officers and directors pursuant to its 1997 and 2005 Stock Option Plan, as amended. The incentive stock option grant letters and non-qualified stock option grant letters that evidence these issuances differ only in such terms as the identity of the recipient, the grant date, the number of securities covered by the award, the price(s) at which the recipient may acquire the securities and the vesting schedule. Pursuant to the instructions accompanying Item 601 of Regulation S-K, OrthoLogic has filed the form of such incentive stock option grant letter and non-qualified stock option grant letter.

**** Furnished herewith.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OrthoLogic Corp.

We have audited the accompanying balance sheet of OrthoLogic Corp. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and for the period August 5, 2004 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2005, and for the period August 5, 2004 (inception) through December 31, 2005, were audited by other auditors whose report dated March 9, 2006 expressed an unqualified opinion on those statements. Our opinion on the statement of operations, stockholders’ equity and cash flows for the period August 5, 2004 (inception) through December 31, 2006, insofar as it relates to the amounts for prior periods through December 31, 2005, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrthoLogic Corp. (a development stage company) as of December 31, 2006 and the results of their operations and their cash flows for the then year ended and the period from August 5, 2004 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OrthoLogic Corp’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 9, 2007

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Tempe, Arizona

To the Board of Directors and Stockholders of OrthoLogic Corp.

We have audited the accompanying balance sheets of OrthoLogic Corp. (a development stage company) (the “Company”) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period of August 5, 2004 (inception) through December 31, 2005 (the financial statements for the period from August 5, 2004 (inception) to December 31, 2005 are not presented separately herein).  Our audits also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2004. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such 2005 and 2004 financial statements present fairly, in all material respects, the financial position of OrthoLogic Corp. (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period of August 5, 2004 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2004 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company is in the development stage at December 31, 2005. As discussed in Note 1 to the financial statements, the Company has not yet completed product development.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 9, 2007

ORTHOLOGIC CORP
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
Current assets
Cash and cash equivalents	$18,047	$35,111
Short-term investments	35,977	46,437
Prepaids and other current assets	1,950	857

Total current assets	55,974	82,405

Furniture and equipment, net	409	525
Long-term investments	16,206	2,084
Deferred income taxes	-	1,106
Patents, net	-	2,223

Total assets	$72,589	$88,343

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,621	$1,036
Accrued compensation	584	711
Accrued clinical	133	544
Accrued severance and other restructuring costs	366	602
Other accrued liabilities	737	1,089

Total current liabilities	3,441	3,982

Deferred rent and other non-current liabilities	-	183

Total liabilities	3,441	4,165

Stockholders' Equity

Common Stock $.0005 par value; 100,000,000 shares authorized; 41,564,291 and 38,124,742 shares issued and outstanding in 2006 and 2005, respectively	21	19
Additional paid-in capital	188,236	171,355
Accumulated deficit	(119,109)	(87,196)

Total stockholders' equity	69,148	84,178

Total liabilities and stockholders' equity	$72,589	$88,343

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				As a
				Development
				Stage Company
	Years Ended December 31,			August 5, 2004 -
	2006	2005	2004	December 31, 2006
OPERATING EXPENSES	(in thousands, except per share data)
General and administrative	$6,558	$4,910	$3,306	$13,346
Research and development	19,661	25,444	17,116	53,185
Other divestiture and related gains	-	(250)	(347)	(375)
Purchased in-process research and development	8,471	-	25,840	34,311
Total operating expenses	34,690	30,104	45,915	100,467
Interest and other income, net	(3,883)	(2,640)	(1,464)	(7,274)
Loss from continuing operations before taxes	30,807	27,464	44,451	93,193
Income tax expense (benefit)	1,106	(108)	(642)	356
Loss from continuing operations	31,913	27,356	43,809	93,549
Discontinued operations - net gain on the sale of the bone device business, net of taxes of $0, $96, ($363), ($267), respectively	-	(154)	(2,048)	(2,202)

NET LOSS	$31,913	$27,202	$41,761	$91,347

Net loss per share from continuing operations, basic and diluted	$0.78	$0.72	$1.22
Net (gain) per share from discontinued operations, basic and diluted	$-	$-	$(0.06)
Net loss per share, basic and diluted	$0.78	$0.72	$1.16
	40,764	38,032	35,899
Basic and diluted shares outstanding

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
	(in thousands)

Balance December 31, 2003	33,533	$16	$142,329	$(18,233)	$(137)	$123,975
Exercise of common stock options	1,231	1	5,256	-	-	5,257
Treasury stock at cost	-	-	(137)	-	137	-
Performance based options	-	-	6	-	-	6
Acquisition of CBI	3,248	2	23,451	-	-	23,453
Net loss	-	-	-	(41,761)	-	(41,761)
						-
Balance December 31, 2004	38,012	19	170,905	(59,994)	-	110,930
Exercise of common stock options	113	-	288	-	-	288
Compensation earned on restricted stock	-	-	162	-	-	162
Net loss	-	-	-	(27,202)	-	(27,202)
Balance December 31, 2005	38,125	19	171,355	(87,196)	-	84,178

Exercise of common stock options	670	-	2,962	-	-	2,962
Sales of common stock	1,263	1	3,375	-	-	3,376
Stock option compensation cost	-	-	2,150	-	-	2,150
Compensation earned on restricted stock	151	-	631	-	-	631
Acquisition of AzERx	1,355	1	7,763	-	-	7,764
Net loss	-	-	-	(31,913)	-	(31,913)
Balance December 31, 2006	41,564	$21	$188,236	$(119,109)	$-	$69,148

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

				As a
				Development
				Stage Company
	Years Ended December 31,			August 5th 2004 -
	2006	2005	2004	December 31, 2006
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(31,913)	$(27,202)	$(41,761)	$(91,347)
Non-cash items:
Deferred taxes	1,106	-	(336)	770
Depreciation and amortization	2,833	392	187	3,265
Non-cash stock compensation	2,781	162	6	2,943
Gain on sale of bone stimulator business	-	(250)	(2,048)	(2,298)
Purchased in-process research and development	8,471	-	25,840	34,311

Change in other operating items:
Prepaids and other current assets	(1,094)	424	827	(241)
Accounts payable	334	203	632	650
Accrued liabilities	(1,422)	(294)	(2,284)	(933)
Cash flows used in operating activities	(18,904)	(26,565)	(18,937)	(52,880)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(196)	(268)	(86)	(515)
Proceeds from sale of assets	-	7,000	-	7,000
Cash paid for assets of AzERx/CBI	(390)	-	(3,668)	(4,058)
Cash paid for patent assignment rights	(250)	(400)	-	(650)
Purchases of investments	(56,509)	(48,823)	(91,092)	(145,894)
Maturities of investments	52,847	65,502	62,547	151,649
Cash flows provided by (used in) investing activities	(4,498)	23,011	(32,299)	7,532
FINANCING ACTIVITIES
Net proceeds from stock option exercises	2,962	288	5,256	4,612
Net proceeds from sale of stock	3,376	-	-	3,376
Cash flows provided by financing activities	6,338	288	5,256	7,988

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,064)	(3,266)	(45,980)	(37,360)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,111	38,377	84,357	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,047	$35,111	$38,377	$18,047

Supplemental Disclosure of Non-Cash Investing Activities
Cash paid during the year for interest	$-	$-	$4
Cash paid during the year for income taxes	$-	$-	$2,679

AzERx and CBI Acquisition:
Current assets acquired	$-	$-	$29	$29
Patents acquired	-	-	2,142	2,142
Liabilities acquired and accrued acquisition costs	(317)	-	(140)	(457)
Original investment reversal	-	-	(750)	(750)
In-process research and development acquired	8,471	-	25,840	34,311
Common stock issued for acquisition	(7,764)	-	(23,453)	(31,217)
Cash paid for acquisition	$390	$-	$3,668	$4,058

See notes to financial statements

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On February 27, 2006 the Company purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, a 24-amino acid synthetic peptide, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx. The acquisition provides the Company with a new technology platform that diversifies the portfolio, and may provide more than one potential product.  AZX100 is currently being evaluated for medically important and commercially significant applications such as the treatment of vasospasm associated with subarachnoid hemorrhage (SAH), prevention of keloid scarring, pulmonary fibrosis and the treatment of asthma.  Preclinical and human in vitro studies have shown that this novel compound has the ability to relax smooth muscle in multiple tissue types.

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources. As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2006, we have incurred $91 million in net losses as a development stage company.

In these notes, references to “we”, “our” and the “Company” refer to OrthoLogic Corp. References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management.

The significant estimates include the Chrysalis Biotechnology, Inc. and AzERx purchase price allocations, valuation of intangibles, income taxes, contingencies, litigation, accrued clinical reserves and accounting for stock-based compensation.

Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and investments purchased with a remaining maturity of three months or less when acquired.

Furniture and equipment.  Furniture and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements and leased assets under capital leases are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest.

Patents. Patent costs relate to the acquisition of CBI and rights associated with the Chrysalin platform and the costs were being amortized over the estimated life of the patents, 6 - 17 years. On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin product platform. The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market. SFAS No. 142 requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less that its carrying cost. The Company is unable to determine the timing or amount of net cash in-flow to be generated from Chrysalin-based product candidates. Accordingly, due to this uncertainty, the Company recognized an impairment loss for the amount of unamortized Chrysalin product platform patent costs of $2,100,000 in 2006. The impairment loss is included in research and development expenses in the Condensed Statements of Operations in 2006. Subsequent to the recognition of the impairment loss, the Company incurred and expensed $250,000 in 2006 for payments made under existing agreements for additional patent rights. Patent amortization costs charged to research and development totaled $2,473,000 in 2006.

Income taxes.  Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized. Pursuant to SFAS No. 109, we have determined that the deferred tax assets at December 31, 2006 require a valuation allowance.

Research and development. Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain milestone payments regarding the continued clinical testing of Chrysalin and AZX100. All research and development costs are expensed when incurred.

Accrued Clinical. Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We have committed to provide funding for patients at various stages in the ongoing clinical trials. We have $133,000 accrued at December 31, 2006 for amounts due to the clinical sites for the completion of the trials.

Stock-based compensation. At December 31, 2005, we had two stock-based employee compensation plans described more fully in Note 8. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost was normally not recognized , as all options granted under the 1987 and 1997 plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility adjusted for future expectations. The expected life of the stock options is based on historical data and future expectations. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight line basis over the requisite service period as if the award was, in-substance, a multiple award. However, the amount of compensation cost recognized at any date must at least equal the portion of grant-date fair value of the award that is vested at that date. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. The Company chose the modified-prospective transition alternatives in adopting SFAS 123(R). Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, we recognize compensation cost relating to the unvested portion of awards granted prior to January 1, 2006, the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123, except that a forfeiture rate will be estimated for all options, as required by SFAS 123(R).

SFAS 123(R) requires the benefits associated with tax deductions that are realized in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. In 2006, we did not record any excess tax benefit generated from option exercises, due to our net operating loss carryforwards which cause such excess to be unrealized.

We have provided the required additional disclosures below which illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R), to stock-based employee compensation (in thousands, except per share data) prior to January 1, 2006, the date of adoption of SFAS No. 123(R).

	Year Ended December 31,
	2005	2004
Net loss attributable to common stockholders:
As reported	$(27,202)	$(41,761)
Stock based compensation included in net loss	162	6
Stock based compensation expense, net of tax	(932)	(824)
Pro forma	$(27,972)	$(42,579)
Basic and diluted net loss per share:
As reported	$(0.72)	$(1.16)
Pro forma	$(0.74)	$(1.18)
Black Scholes model assumptions:
Risk free interest rate	4.29%	3.30%
Expected volatility	51%	45%
Expected term (from vesting date)	2.6 Years	2.7 Years
Dividend yield	0%	0%
Estimated weighted-average fair value of options granted during the year	$3.07	$2.45

As disclosed in Note 8 the Company recorded stock option based compensation of $2,149,000. Net loss for the year ended December 31, 2006 increased by $2,149,000 and loss per weighted average basic and diluted shares outstanding increased by $0.05 per share due to the adoption of SFAS 123(R) in 2006.

Loss per common share. Loss per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year. Basic earnings per share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and non-vested restricted stock when the effect would be dilutive. At December 31, 2006 options and warrants to purchase 1,397,000 shares were excluded from the calculations of diluted earnings per share because they were anti-dilutive.

Discontinued operations. Under FASB Statement No. 144, “Accounting for the impairment and Disposal of Long-Lived Assets,” discontinued operations are reported if a component of the entity is held for sale or sold during the period. The Bone Device Business qualified as a component of the entity under the standard. Therefore, the gains on the sale of the Bone Device Business have been presented as discontinued operations in the financial statements.

New Accounting Pronouncements. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, de-recognition and measurement of uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. We are currently in the process of assessing the provisions of FIN 48, but do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our consolidated financial statements.

2.	ASSET ACQUISITION OF CHRYSALIS BIOTECHNOLOGY, INC

In January 1998, we acquired a minority equity investment (less than 10%) in Chrysalis BioTechnology, Inc. (“CBI”) for $750,000. As part of the transaction, we were awarded a worldwide exclusive option to license the orthopedic applications of Chrysalin, a patented 23-amino acid synthetic peptide that had shown promise in accelerating the healing process.

On August 5, 2004, we purchased substantially all of the assets and intellectual property of CBI, including its exclusive worldwide license for Chrysalin for all medical indications for $2.5 million in cash, excluding acquisition costs, and $25.0 million in OrthoLogic common stock issued. We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction based on the 10-day average closing price of $7.221. Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing. The largest portion of the purchase price and acquisition costs was expensed as in-process research and development of $25.8 million. The remainder of the purchase price was allocated to patents totaling $2.1 million, liabilities of $140,000 and other assets of $29,000. If a triggering event occurs, the additional $7.0 million will be allocated in the same manner as the initial purchase price, and, accordingly, would be expensed as purchased in-process research and development costs..

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

Pursuant to the Asset Purchase Agreement, fifteen percent of the shares of OrthoLogic common stock issued for the acquisition of CBI were placed in escrow for 18 months from the closing date to cover indemnifications for the representations and warranties made by CBI. No indemnification claims were made and in February 2006 the shares were released from escrow. We assumed the CBI lease for the location in Galveston, Texas, with approximately 4,400 sq. ft. of office space and laboratory space. We hired eight of the eleven full time CBI employees, and retained the President and founder of the company through a two-year consulting agreement.

The CBI acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date.

The purchase price was comprised of the following (in thousands):

Cash paid, including acquisition costs	$3,668
Common stock issued (less treasury stock received)	23,453
Original investment in CBI	750
Total purchase price	$27,871

The fair value of CBI net assets acquired:
Patents	$2,142
In-process research and development	25,840
Furniture, equipment and other	29
Liabilities acquired	(140)
Fair value of the assets purchased	$27,871

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

Selected Pro Forma Historical Financial Data
(unaudited)
(in thousands, except per share data)

	Twelve months ended December 31,
	2004	2003

Total operating expenses	$47,612	$13,519
Loss from continuing operations	(45,552)	(8,537)
Gain from discontinued operations	2,048	80,050
Net loss (income)	$(43,504)	$71,513

Basic loss per share for continuing operations	$(1.27)	$(0.26)
Basic income per share for discontinued operations	$0.06	$2.43
Basic loss per share	$(1.21)	$2.17

3.	ASSET SALE OF THE BONE DEVICE BUSINESS - DISCONTINUED OPERATIONS

On November 26, 2003, we completed the sale of the Bone Device Business assets and related liabilities (including the rights to produce and market the OL1000, OL1000 SC, SpinaLogic and OrthoFrame/Mayo) to dj Orthopedics, LLC. Pursuant to the asset purchase agreement, we sold substantially all of the assets of the Bone Device Business (other than our Medicare accounts receivable, which were $1.2 million in the aggregate), including substantially all of the related machinery, equipment, inventory, work in process, licenses, customer lists, intellectual property, certain agreements and contracts. dj Orthopedics paid $93.0 million in cash at closing and assumed substantially all of the Bone Device Business trade payables and other current liabilities less payables in an amount approximately equal to the amount of retained Medicare receivables. Upon the closing of the sale, we assigned and dj Orthopedics agreed to assume and perform the obligations outstanding on November 26, 2003, related to the operation of the Bone Device Business (including various liabilities related to the Company’s employees). The net gain on the sale of the Bone Device Business was $72.7 million, recognized in fiscal year 2003, at the time of the sale.

Of the $93.0 million we received in the sale, $7.5 million was placed in an escrow account. The funds were divided into two accounts: $7.0 million from which dj Orthopedics, LLP was eligible for indemnity and breach of contract claims, if any, and $0.5 million from which a portion of the agreed upon incentive stay bonuses was paid by dj Orthopedics to former OrthoLogic executives on November 26, 2004, the first anniversary of the closing. The funds in the $7.0 million escrow account, in excess of the amount of any pending claims, was to be released to us on the second anniversary of the closing. The amount reserved for the potential liability at closing was $1.9 million related to the fair value of the representation and warranties in the Asset Purchase Agreement. We received updated information during the third quarter of 2004 that eliminated most of the potential exposure of the representations and warranties in the Asset Purchase Agreement, substantiating a decrease in the reserve of approximately $1.7 million, leaving a net reserve of approximately $233,000. This decrease in the reserve resulted in an additional $1.7 million gain, combined with a tax benefit of $363,000 totaling a gain recognized on the sale of the Bone Device Business in discontinued operations during fiscal year 2004 of $2.0 million. The Company received the entire escrow and recognized an additional gain of $154,000, net of tax during fiscal year 2005.

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

4.	CPM DIVESTITURE IN 2001 AND RELATED GAINS IN 2005 and 2004

In 2001, we sold our continuous passive motion (“CPM”) business to OrthoRehab, Inc. We received $12.0 million in cash, with OrthoRehab, Inc. assuming approximately $2.0 million in liabilities in connection with the sale of certain CPM related assets that we had recorded in our financial statements at a carrying value of approximately $20.7 million. We recorded a $6.9 million charge to write down the CPM assets to their fair value less direct costs of selling the assets. Under the CPM Asset Purchase Agreement, we were eligible to receive up to an additional $2.5 million of cash if certain objectives were achieved by OrthoRehab, Inc.

We settled litigation over the $2.5 million payment and other matters in April 2003. OrthoRehab, Inc. agreed to pay $1.2 million to settle the contingent payment due to us, and all outstanding claims between the two companies. All payments due had been received as of December 31, 2005.

The combination of settlement payments and additional collection of the divested receivables is included in the “Other divestiture and related gains” line item in the 2005 Statement of Operations.

5.	INVESTMENTS AND FAIR VALUE DISCLOSURES

At December 31, 2006, marketable securities consisted of municipal and corporate bonds and were classified as held-to-maturity securities. Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

Investments with maturities - Short-term	December 31
	2006	2005
Amortized cost	$35,977	$46,437
Gross unrealized (loss) gain	(29)	(140)
Fair value	$35,948	$46,297

Investments with maturities - Long term	December 31
	2006	2005
Amortized cost	$16,206	$2,084
Gross unrealized (loss) gain	(1)	-
Fair value	$16,205	$2,084

For our cash and cash equivalents and short-term investments, the carrying amount is assumed to be the fair market value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of their short maturity. Our long-term investments carry a market interest rate and the fair market value of the investments approximated the carrying values (as shown above) at December 31, 2006.

6.	FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$266	$110
Computer equipment	1,491	1,460
Furniture and fixtures	140	138
Leasehold improvements	1,411	1,395
	3,308	3,103
Less accumulated depreciation and amortization	(2,899)	(2,578)
Total	$409	$525

Depreciation expense for the years ended December 31, 2006, 2005, 2004, and for the period of August 5, 2004 through December 31, 2006 was $370,000, $222,000, $187,000, and $647,000 respectively.

7.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2006	2005
Other accruals and reserves	$20	$475
Valuation allowance	(20)	(475)
Total current	$-	$-
NOL, AMT and general business credit carryforwards	32,873	25,938
Difference in basis of fixed assets	61	(25)
Other accruals and reserves	684	315
Difference in basis of intangibles	142	(692)
Valuation allowance	(33,760)	(24,430)
Total non current	$-	$1,106
Total deferred income taxes	$-	$1,106

				As a
				Development
				Stage Company
	Years Ended December 31			August 5, 2004 -
	2006	2005	2004	December 31, 2006
The provisions (benefits) for income taxes are as follows (in thousands):
Current	$-	$(108)	$(642)	$(750)
Deferred	1,106	-	-	1,106
Income tax provision (benefit)	$1,106	$(108)	$(642)	$356

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $33.8 million at December 31, 2006. The valuation allowance includes approximately $6.1 million for net operating loss carry forwards that relate to stock option compensation expense for income tax reporting purposes. The results of the Company’s Phase 3 Chrysalin fracture repair human clinical trial resulted in a change in our planned clinical pathway and timeline for our Chrysalin fracture repair indication. This potential change, when factored with our current significant net operating loss carryovers and current period net loss, resulted in a revision of our estimate of the need for a valuation allowance for the previously recorded deferred tax asset related to a Alternative Minimum Tax credit carryover. Due to the uncertainty that the deferred tax asset will be realized, we recorded a valuation allowance for the full amount of the deferred tax asset ($1,106,000) in 2006. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

We have accumulated approximately $80.3 million in federal and $68.2 million in state net operating loss carryforwards (“NOLs”) and approximately $2.4 million of general business and alternative minimum tax credit carryforwards. The federal NOLs expire from 2021 and the state NOL’s expire from 2009 and their availability to offset future taxable income would be limited should a change in ownership, as defined in Section 382 of the Internal Revenue Code, occur.

The AzERx and CBI acquisitions were treated as tax free reorganizations under Internal Revenue Code Section 368 and therefore resulted in a carryover basis and no income tax benefit for the related acquisition costs, including in-process research and development costs.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the year ended December 31, and for the period of August 5, 2004 through December 31, 2006 (in thousands):

				As a
				Development
				Stage Company
	Years Ended December 31,			August 5, 2004 -
	2006	2005	2004	December 31, 2006
Income tax (benefit) as statutory rate	$(10,474)	$(9,336)	$(15,113)	$(31,683)
State income taxes (benefit)	(990)	(975)	(1,550)	(3,182)
Purchased in process research and development	2,843	-	9,690	12,533
Research credits		(545)	(1,240)	(1,785)
Other	844	126	345	1,315
Change in valuation allowance	8,883	10,622	7,226	23,158
Net provision (benefit)	$1,106	$(108)	$(642)	$356

8.	STOCKHOLDERS’ EQUITY

The number of common shares reserved for issuance under the OrthoLogic 1987 option plan is 4,160,000 shares. This plan expired during October 1997. In May 1997, the stockholders adopted a new stock option plan (the “1997 Plan”). The 1997 Plan reserved for issuance 1,040,000 shares of Common Stock. Subsequent to its original adoption, the Board and Shareholders approved amendments to the 1997 Plan that increased the number of shares of common stock reserved for issuance to 4,190,000. The 1997 Plan expires in March 2007. At December 31, 2006, 277,811 shares remained available to grant under the 1997 Plan. In May 2006, the stockholders approved the 2005 Equity Incentive Plan (2005 Plan) and reserved 2,000,000 shares of our common stock for issuance. At December 31, 2006, 753,083 shares remained available to grant under the 2005 Plan. Two types of options may be granted under the 1997 and 2005 Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (“Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code. All eligible employees may receive more than one type of option. Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

The Plans provide that in the event of a takeover or merger of the Company in which 100% of the equity of the Company is purchased or a sale of all or substantially all of OrthoLogic’s assets (an “Accelerating Event”), 75% of all unvested employee options will vest and the remaining 25% vest over the following twelve month period. If an employee or holder of stock options is terminated as a result of or subsequent to the acquisition, 100% of that individual’s stock option will vest immediately upon employment termination.

Stock Options issued prior to December 31, 2005:

Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $1 million (includes 328,124 shares valued at $500,000 unvested and cancelled on April 5, 2006 upon the resignation of James M. Pusey, MD). Because of the significant expected forfeiture rate (54%) caused by the options cancelled at the time of Dr. Pusey’s resignation, the expected compensation cost for unvested options at December 31, 2005, was approximately $388,000. Compensation cost recorded for the year ended December 31, 2006 for the options outstanding and unvested at December 31, 2005 was $203,000. At December 31, 2006 the remaining compensation cost related to unvested options outstanding at December 31, 2005, is approximately $185,000, which will be recognized over the remaining vesting period of approximately three years, with an estimated weighted average period of 1.4 years.

2006 Stock Options

On June 2, 2006, the Board of Directors granted options to purchase 800,000 shares of the Company’s common stock, at an exercise price of $1.70 per share, to certain Company employees. These options vest pro rata over a two-year period.

On May 12, 2006, The Board of Directors granted each Director a fully vested option to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.75.

As part of their service agreements, on May 12, 2006, the Board of Directors granted options to John M. Holliman, III, Executive Chairman, and Randolph C. Steer, MD, Ph.D., President, to each purchase 200,000 shares of the Company’s common stock, at an exercise price of $1.75 per share. The options vest pro rata over a two-year period.

During the three months ended March 31, 2006, the Board of Directors granted employees options to purchase 584,000 shares of the Company’s common stock at exercise prices ranging from $4.73 to $5.39 per share. These options vest over a four-year period. On January 1, 2006, the Board of Directors also granted each Director a fully vested option to purchase 10,000 shares of the Company’s common stock at an exercise price of $4.90 per share.

 The Company used the Black-Scholes model with the following assumptions, to determine the total fair market value of $3,555,000 for options to purchase 1,994,000 shares of the Company’s common stock issued during the year ended December 31, 2006:

	Three months ended	Three months ended
	March 31, 2006	June 30, 2006
Risk free interest rate	4.8%	5.2%
Volatility	73%	70%
Expected term from vesting	2.9 years	2.9 years
Dividend yield	0%	0%

Using an estimated forfeiture rate of 5%, compensation cost recorded for the year ended December 31, 2006, for options issued in 2006, was $1,946,000. The options granted generally vest over a two to four-year period from the date of grant and, accordingly, the remaining unamortized cost at December 31, 2006 of approximately $1,609,000 will be amortized ratably over the period ending December 31, 2009, with an estimated weighted average period of one year.

2006 Restricted Stock

On May 12, 2006, the Shareholders of the Company approved the 2005 Equity Incentive Plan, which reserves an additional 2,000,000 shares of the Company’s common stock for equity incentive awards. In conjunction with the approval, on May 12, 2006, the Board of Directors of the Company awarded 117,750 shares of restricted stock, which are fully vested at December 31, 2006. All of the restricted stock awards had been conditionally awarded in 2005, subject to shareholder approval of the 2005 Equity Incentive Plan. Of the restricted shares awarded, 62,750 shares related to annual awards to the Board of Directors, and 55,000 shares were performance based awards to officers of the Company. The total fair market value of the grants, determined using the closing price of the Company’s common stock on the date of grant, was $206,000, which has been recognized as compensation cost in the year ended December 31, 2006.

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

Summary

Non-cash stock compensation cost for the year ended December 31, 2006 totaled $2,781,000 of which $632,000 related to restricted stock, as described above. In the condensed Statements of Operations for the year ended December 31, 2006, non-cash stock compensation expense of $1,946,000 was recorded as a general and administrative expense and $835,000 was recorded as a research and development expense.

During the year ended December 31, 2006, options to purchase 670,400 shares of the Company’s common stock were exercised resulting in the receipt by the Company of net cash proceeds of $2,962,000. The intrinsic value of options exercised in 2006 was $689,000.

A summary of option activity under our stock option plans for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006			2005		2004
	Number of Options	Weighted average exercise price $	Weighted average remaining contractual term (years)	Number of Options	Weighted average exercise price $	Number of Options	Weighted average exercise price $
Options outstanding at the beginning of the year:	3,040,785	5.23		2,507,850	5.04	3,385,899	4.54
Plus: Options granted	1,994,000	2.85		650,000	5.21	381,200	7.09
Less:
Options exercised	(670,400)	4.42		(113,100)	2.54	(1,230,309)	4.27
Options expired/forfeited	(926,259)	6.57		(3,965)	5.81	(28,940)	6.01
Options oustanding at the end of the year	3,438,126	3.69	7.32	3,040,785	5.17	2,507,850	5.04
Options exercisable at the end of the year	2,148,420	4.19	6.17	2,487,041	5.17	2,434,330	5.00
Options vested and expected to vest at December 31, 2006	3,379,249	3.70	7.30

A summary of the status of the Company’s unvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Unvested Shares	Number of Options	Weighted average Grant date Fair Value
Unvested shares at December 31, 2005	200,000	$5.88
Granted	117,750	$1.75
Vested	(217,750)	$3.65
Canceled/forfeited	(100,000)	$5.88
Unvested shares at December 31, 2006	-

It is the Company’s policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of shareholder approved plans. The options granted under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service. All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant. Based on the closing market price of the Company’s common stock at December 31, 2006 of $1.43, stock options exercisable or expected to vest at December 31, 2006, have no intrinsic value.

Warrants

At December 31, 2006, the Company has warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016.

Additionally, as described in Note 15, performance based warrants to purchase 240,000 shares of the Company’s common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at December 31, 2006. The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair market value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested. The fair market value of the milestone warrants using the Black-Scholes model, 66% volatility, 0% dividend yield, expected term of 9.2 years, and 4.6% interest rate was $241,000 at December 31, 2006. No costs were charged to expense at December 31, 2006 as it is not yet probable that any milestone warrants will vest.

9.	COMMITMENTS

We are obligated under non-cancelable operating lease agreements for our Tempe, Arizona office and research facilities through 2007. Rent expense for the years ended December 31, 2006, 2005, 2004 and for the period of August 5, 2004 through December 31, 2006 was $1,174,000, $1,135,000, $1,131,000 and $2,780,000, respectively. We currently sublease portions of the Tempe facility to other tenants and approximately 45% of the Tempe leased facility is subleased through December 2007, which offsets our lease expense. The Company recorded approximately $745,000, $517,000, $746,000, and $1,555,000 of sublease income for the years ended December 31, 2006, 2005, 2004, and for the period of August 5, 2004 through December 31, 2006, respectively.

Our obligated base payments for 2007 will be approximately $1,133,000.

Current subleases provide for the receipt of $743,000 of sublease income in fiscal 2007.

10.	LITIGATION

The Company, along with similar affected property owners or lessees, contested certain property taxes levied by Maricopa County on Salt River Project leasehold improvements. In September 2006, the Superior Court of Arizona ruled in favor of the Company and in November of 2006, Maricopa County informed the Company it did not intend to appeal the decision. The property tax bills subject to the court’s decision, totaled $466,000 and covered tax years 2004 and 2005. The Company has also been billed $240,000 for tax year 2006 for the same taxes, of which $120,000 had been paid at December 31, 2006. The Company recorded a receivable from Maricopa County in the amount of $690,000 at December 31, 2006. The Company treated the recovery as a reduction of current period property tax expense of which $462,000 was recorded as a reduction of research and development expense, and $228,000 was recorded as a reduction of general and administrative expenses in the statement of operations for 2006. The Company received a refund of these taxes paid plus interest at 10% on the amounts from the dates paid in February 2007. During 2006, the Arizona State Legislature repealed the property tax which is the subject of the dispute.

The Company is involved in various legal proceedings that arise in the ordinary course of business. In management’s opinion, the ultimate resolution of these other legal proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

11.	401(K) PLAN

We adopted a 401(k) plan (the “Plan”) for our employees on July 1, 1993. We may make matching contributions to the Plan on behalf of all Plan participants, the amount of which is determined by the Board of Directors. We matched approximately $48,000, $34,000 and $31,000 in 2006, 2005, and 2004, respectively.

12.	CONDENSED QUARTERLY RESULTS (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
	(in thousands, except for per share data)

Operating expenses	$17,243	$6,063	$6,303	$7,264	$7,067	$8,293	$4,077	$8,484
Loss from continuing operations	$16,481	$5,499	$6,542	$6,610	$5,817	$7,593	$3,073	$7,750
Net loss	$16,481	$5,499	$6,542	$6,610	$5,817	$7,593	$3,073	$7,500
Net loss per share basic and diluted	$0.42	$0.14	$0.16	$0.17	$0.14	$0.20	$0.07	$0.20

In August of 2004, we acquired substantially all the assets and intellectual property of CBI, resulting in a $25.8 million expense for in-process research and development. In February of 2006, we acquired certain assets of AzERx resulting in a $8.4 million expense for in-process research and development. Cross footing the quarterly data may not result in the yearly totals due to rounding.

13.	AUTHORIZED PREFERRED STOCK

We have 2,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. We presently have no outstanding shares of preferred stock. While we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

In connection with the Rights Agreement dated as of March 4, 1997 between the Company and the Bank of New York, as amended (the “Rights Agreement”), our Board of Directors approved the designation of 500,000 shares of Series A Preferred Stock. The Rights Agreement and the exercise of rights to purchase Series A Preferred Stock pursuant to the terms thereof may delay, defer or prevent a change in control because the terms of any issued Series A Preferred Stock would potentially prohibit our consummation of certain extraordinary corporate transactions without the approval of the Board. In addition to the anti-takeover effects of the rights granted under the Rights Agreement, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders. The Rights Agreement expires March 11, 2007.

14.	ACQUISITION OF AZX100 - A NEW CLASS OF MOLECULES

On February 27, 2006, the Company purchased certain assets and assumed certain liabilities of AzERx, Inc. for $390,000 in cash and the issuance of 1,355,000 shares of the Company’s common stock. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100, a 24-amino acid synthetic peptide, and will continue to develop the new class of compounds in the field of smooth muscle relaxation called Intracellular Actin Relaxing Molecules, or ICARMs™, based on the unique technology developed by AzERx.

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

 The Company deemed the cost of the acquisition to be in-process research and development costs and, accordingly, charged the acquisition costs to research and development expense in the year ended December 31, 2006.

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

15.	SALE OF SHARES OF COMPANY STOCK, ISSUANCE OF WARRANTS AND ENTRY INTO MASTER SERVICES AGREEMENT

On February 24, 2006, the Company entered into agreements with PharmaBio Development Inc., (dba NovaQuest), an affiliate of Quintiles, Inc., and Quintiles, Inc. (collectively “Quintiles”), which provided for the purchase of $2,000,000 of the Company’s common stock, with the number of shares (359,279) determined by the 15-day average closing stock price prior to February 24, 2006 ($5.56). The transaction was completed (closed) on February 27, 2006. Additionally, under the terms of the agreements, at the election of the Company, Quintiles would have been required to purchase $1,500,000 of the Company’s common stock on June 30, 2006, (Second Closing) with the number of shares determined by the 15-day average closing stock price prior to June 30, 2006, and would have been required to purchase $1,500,000 of the Company’s common stock on September 29, 2006, with the number of shares determined by the 15-day average closing stock price prior to September 29, 2006 (Third Closing). Each stock purchase would include the issuance of fully vested warrants, exercisable for a ten-year period from the date of issuance, for an amount of shares equal to 13% of the shares purchased and with the exercise price set at 115% of the share price of each respective share purchase. (For the February 27, 2006 investment, warrants to purchase 46,706 shares at $6.39 were issued).

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

The total cost of the milestone warrants will be charged to expense over the period of performance. The costs will be determined based on the fair market value of the milestone warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested. The fair market value of the milestone warrants using the Black-Scholes model, 66% volatility, 0% dividend yield, expected term of 9.2 years, and 4.6% interest rate was $241,000 at December 31, 2006. No costs were charged to expense at December 31, 2006 as it is not yet probable that any milestone warrants will vest.

16.	SUBSEQUENT EVENT - PURCHASE OF OPERATING FACILITY

In March 2007, we entered into an agreement to purchase a 34,440 square foot single story office building in Phoenix, Arizona, for $3,615,000. The transaction is subject to standard due diligence and closing conditions and the transaction is expected to close in the second quarter of 2007. The lease on our current operating facility in Tempe, Arizona expires in early January 2008. We expect to relocate to the Phoenix facility in the fourth quarter of 2007.

Schedule II Valuation and Qualifying Accounts 2006, 2005 and 2004

Allowance for doubtful accounts:

Balance December 31, 2003	(556)
2004 Adjustments to expense		61
2004 Deductions to allowance			495
Balance December 31, 2004				0

No activity after December 31, 2004