Form 10-Q
period 2007-03-31
ORTHOLOGIC CORP
filed 2007-05-07
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-21214

ORTHOLOGIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

41,594,491 shares of common stock outstanding as of April 28, 2007.

ORTHOLOGIC CORP.
(A Development Stage Company)

EXHIBIT 4.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Index

PART I – Financial Information
Item 1.	Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,896	$18,047
Short-term investments	24,266	35,977
Prepaids and other current assets	1,048	1,950

Total current assets	45,210	55,974

Furniture and equipment, net	402	409
Long-term investments	23,107	16,206

Total assets	$68,719	$72,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,045	$1,621
Accrued compensation	441	584
Accrued clinical	94	133
Accrued severance and other restructuring costs	298	366
Other accrued liabilities	574	737
Total current liabilities	2,452	3,441

Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 41,594,491 and 41,564,291 shares issued and outstanding	21	21
Additional paid-in capital	188,268	188,236
Accumulated deficit	(122,022)	(119,109)

Total stockholders' equity	66,267	69,148

Total liabilities and stockholders' equity	$68,719	$72,589

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and  per share data)
(Unaudited)

	Three months ended		As a Development Stage Company
	March 31,		August 5, 2004 -
	2007	2006	March 31, 2007
OPERATING EXPENSES
General and administrative	$979	$2,093	$14,325
Research and development	2,818	6,716	56,003
Other divestiture and related gains	-	-	(375)
Purchased in-process research and development	-	8,434	34,311
Total operating expenses	3,797	17,243	104,264
Interest and other income, net	(884)	(762)	(8,158)
Loss from continuing operations before taxes	2,913	16,481	96,106
Income tax expense	-	-	356
Loss from continuing operations	2,913	16,481	96,462
Discontinued operations - net gain on sale of the bone device business, net of taxes ($267)	-	-	(2,202)
NET LOSS	$2,913	$16,481	$94,260

Per Share Information:
Net loss, basic and diluted	$0.07	$0.42
Basic and diluted shares outstanding	41,594,491	39,250,851

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	Three months ended		As a Development Stage Company
	March 31,		August 5th 2004 -
	2007	2006	March 31, 2007
OPERATING ACTIVITIES
Net loss	$(2,913)	$(16,481)	$(94,260)
Non cash items:
Deferred tax asset	-	-	770
Depreciation and amortization	67	357	3,332
Non-cash stock compensation	32	952	2,975
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	8,434	34,311
Change in other operating items:
Prepaids and other current assets	902	100	661
Accounts payable	(576)	264	74
Accrued liabilities	(413)	(788)	(1,346)
Cash flows used in operating activities	(2,901)	(7,162)	(55,781)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(60)	(83)	(575)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	(390)	(4,058)
Cash paid for patent assignment rights	-	(100)	(650)
Purchases of investments	(13,817)	(10,068)	(159,711)
Maturities of investments	18,627	19,226	170,276
Cash flows provided by investing activities	4,750	8,585	12,282
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	2,962	4,612
Net proceeds from sale of stock	-	1,933	3,376
Cash flows provided by financing activities	-	4,895	7,988

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,849	6,318	(35,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,047	35,111	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,896	$41,429	$19,896

Supplemental Disclosure of Non-Cash Investing Activities	AzERx	AzERx and CBI
AzERx/CBI Acquisition
Current assets acquired	$-	$29
Patents acquired	-	2,142
Liabilities acquired, and accrued acquisition costs	(280)	(457)
Original investment reversal	-	(750)
In-process research and development acquired	8,434	34,311
Common stock issued for acquisition	(7,764)	(31,217)
Cash paid for acquisition	$390	$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2007

OVERVIEW OF BUSINESS

Description of the business

OrthoLogic is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  The Company is focused on the development and commercialization of two product platforms:  Chrysalin® (TP508) and AZX100.

Chrysalin, the Company’s first novel synthetic peptide, has two lead indications, both of which represent areas of significant unmet medical need – fracture repair and diabetic foot ulcer healing.  The Company owns exclusive worldwide rights to Chrysalin.

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

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock, with an additional $7.0 million in OrthoLogic common stock due should certain triggering events occur.  We became a development stage company commensurate with the acquisition.  Subsequently, all of our collective efforts were focused on research and development of our Chrysalin Product Platform, with the goal of commercializing our products.

On February 27, 2006, the Company purchased certain assets and assumed certain liabilities of AzERx, Inc.  Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100.

Index

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through March 31, 2007, we have incurred $94 million in net losses as a development stage company.

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

Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report for the year ended December 31, 2006 are those that depend most heavily on these judgments and estimates.  As of March 31, 2007, there have been no material changes to any of the critical accounting policies contained therein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2006.  Information presented as of December 31, 2006 is derived from audited statements.

New Accounting Pronouncement:  We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Index

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

A.	STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)).  SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We use historical volatility adjusted for future expectations. The expected life of stock options is based on historical data and future expectations.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest.  We recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight line basis over the requisite service period as if the award was, in-substance, a multiple award.  However, the amount of compensation cost recognized at any date must at least equal the portion of grant-date fair value of the award that is vested at that date. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  The Company chose the modified-prospective transition alternatives in adopting SFAS 123(R).  Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption.  Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, we recognize compensation cost relating to the unvested portion of awards granted prior to January 1, 2006, the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123, except that a forfeiture rate will be estimated for all options, as required by SFAS 123(R).

Index

Stock Options issued prior to December 31, 2005:

Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $1 million (includes 328,124 shares valued at $500,000 unvested and cancelled on April 5, 2006 upon the resignation of James M. Pusey, MD). Because of the significant expected forfeiture rate (54%) caused by the options cancelled at the time of Dr. Pusey’s resignation, the expected compensation cost for unvested options at December 31, 2005, was approximately $388,000.  At March 31, 2007,  the remaining compensation cost related to unvested options outstanding at December 31, 2005, is approximately $46,000, which will be recognized over the remaining vesting period of approximately 2.5 years, with an estimated weighted average period of 1.3 years.

2006 Stock Options

Using an estimated forfeiture rate of 13%, compensation cost recorded for the three months ended March 31, 2007, for options issued in 2006, was a credit of $8,000 due to the adjustment of the forfeiture rate from 5% as of December 31, 2006 to 13% at March 31, 2007. The options granted generally vest over a two to four-year period from the date of grant and, accordingly, the remaining unamortized cost at March 31, 2007 of approximately $686,000 will be amortized ratably over the period ending December 31, 2009, with an estimated weighted average period of one year.

2007 Stock Options

On January 1, 2007, the Board of Directors granted each Director a fully vested option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.43.  Additionally, during the three months ended March 31, 2007, the Company granted a fully vested option to purchase 13,889 shares of the Company’s common stock to a consultant at an exercise price of $1.44 and an option to purchase 5,000 shares that vests over a four-year period, to an employee, at an exercise price of $1.45.

The Company used the Black-Scholes model with the following assumptions, to determine the total fair market value of $52,000 for options to purchase 78,889 shares of the Company’s common stock issued during the three months ended March 31, 2007:

Three months ended March 31, 2007
Risk free interest rate	4.6%
Volatility	66%
Expected term from vesting	2.8 Years
Dividend yield	0%

Using an estimated forfeiture rate of 16%, compensation cost recorded for the three months ended March 31, 2007, for options issued in 2007, was $48,000.  The options granted, that did not vest on the grant date, vest over a four-year period from the date of grant and, accordingly, the remaining unamortized cost at March 31, 2007 of approximately $4,000 will be amortized ratably over the period ending December 31, 2010, with an estimated weighted average period of two years.

Index

2007 Restricted Stock

On January 1, 2007, the Board of Directors of the Company awarded 104,898 shares of restricted stock (17,843 shares to each director), which vest on January 1, 2008.  The total fair market value of the grants, determined using the closing price of the Company’s common stock on the date of grant, was $150,000, of which $31,000 has been recognized as compensation cost in the three months ended March 31, 2007.

Summary

Non-cash stock compensation cost for the three months ended March 31, 2007, totaled $32,000.  In the condensed Statements of Operations for the three months ended March 31, 2007, non-cash stock compensation expense of $49,000 was recorded as a general and administrative expense and $17,000 was recorded as a reduction (credit) of research and development expense.

Non-cash stock compensation cost for the three months ended March 31, 2006, totaled $952,000 of which $426,000 related to restricted stock.  In the condensed Statements of Operations for the three months ended March 31, 2006, non-cash stock compensation expense of $827,000 was recorded as a general and administrative expense and $125,000 was recorded as a research and development expense.

During the three months ended March 31, 2006, options to purchase 670,400 shares of the Company’s common stock were exercised resulting in the receipt by the Company of net cash proceeds of $2,962,000.  The intrinsic value of options exercised during the three months ended March 31, 2006 was $689,000.  No options were exercised in the three months ended March 31, 2007.

A summary of option activity under our stock option plans for the three months ended March 31, 2007, is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)
Options outstanding December 31, 2006	3,438,126	$3.69
Plus: Options granted	78,889	1.43
Less:
Options exercised	-
Options expired/forfeited	(265,190)	4.45
Options oustanding at March 31, 2007	3,251,825	3.57	6.94
Options exercisable at March 31, 2007	2,196,283	3.95	5.95
Options vested and expected to vest at March 31, 2007	2,972,553	3.61	6.75

Index

A summary of the status of the Company’s unvested shares as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

Unvested Shares	Number of Options	Weighted average Grant date Fair Value
Unvested shares at December 31, 2006	-	$-
Granted	104,898	$1.43
Vested	-	$-
Canceled/forfeited	-	$-
Unvested shares at March 31, 2007	104,898	$1.43

It is the Company’s policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of shareholder approved plans.  The options granted under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at March 31, 2007 of $1.56, stock options exercisable or expected to vest at March 31, 2007, have intrinsic value of $15,000.  At March 31, 2007, 648,185 shares remain available to grant under the Company’s existing stock option plans.

Warrants

At March 31, 2007, the Company has warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016.

Additionally, (as described in Note 15 to our Annual Report on Form 10-K for the year ended December 31, 2006), performance based warrants to purchase 240,000 shares of the Company’s common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at March 31, 2007.  The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair market value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair market value of the milestone warrants using the Black-Scholes model, 64% volatility, 0% dividend yield, expected term of 8.9 years, and 4.5% interest rate was $271,000 at March 31, 2007.  No costs were charged to expense at March 31, 2007 as it is not yet probable that any milestone warrants will vest.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the quarter ended March 31, 2007 and factors that affected OrthoLogic’s interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptides Chrysalin® (TP508) and AZX100.

Chrysalin® (TP508)

Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring agent responsible for blood clotting and initiating the natural healing cascade of cellular events responsible for tissue repair in both soft tissue and bone.

During the first quarter of 2006, we announced topline results of the Chrysalin Phase 3 clinical trial in distal radius fracture.  While the study showed that Chrysalin did not meet its primary endpoint in the overall evaluable patient population, it did demonstrate that Chrysalin has biologic activity, as evidenced by statistically significant results observed along key radiographic secondary endpoints.

We interrupted enrollment in the concurrent Chrysalin Phase 2b dose-ranging study in the first quarter of 2006 in order to perform an interim analysis of subjects enrolled to that date.  Given the equivocal information obtained from the interim analysis we chose to terminate the study.

In December 2006 we announced a presentation at the American Society for Cell Biology describing results of an experiment demonstrating that TP508 increases the ability of endothelial cells to produce nitric oxide and that TP508 prevents negative effects caused by oxygen deprivation, a condition found in myocardial ischemia and chronic wounds.  This discovery raises the possibility that TP508 could be useful in treating a number of vascular diseases.  Laboratory-based validation work continues in this area.

In January 2007 we announced publication in the journal Wound Repair and Regeneration the results of a randomized, double-blind, placebo-controlled 60-subject Phase 1/2 study of Chrysalin in diabetic foot ulcers.  The article described statistically and clinically significant results achieved with twice-weekly topical application of Chrysalin, combined with good wound care and standard off-loading, in subjects with chronic diabetic foot ulcers.  The study was conducted by Chrysalis Biotechnology prior to its acquisition by OrthoLogic in 2004.

We announced on February 16, 2007 findings of a post hoc subgroup analysis of data from the Phase 3 clinical trial showed that within the subset of 157 female osteopenic subjects, treatment with 10 μg Chrysalin demonstrated a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization.  Secondary endpoints including clinical assessment of fracture healing (pain or motion at the fracture site), time to radial cortical bridging and time to overall radiographic healing also showed a significant effect of Chrysalin treatment.  These data are part of a post hoc subgroup analysis, and therefore provide only supporting - rather than pivotal - evidence of safety and efficacy.

Index

Chrysalin Product Platform Status

•
Demonstration of statistically significant healing in the primary endpoint and multiple secondary endpoints within the osteopenic female cohort from the Phase 3 distal radius fracture study.  This is a patient population where bone tissue was physiologically compromised.

•
Demonstration of statistically significant healing with respect to wound closure endpoints in the Phase 1/2 diabetic foot ulcer trial, an example of Chrysalin’s biologic activity in compromised dermal tissue.

•	Laboratory experiments tying Chrysalin to potential modulation of the health of endothelial tissue in blood vessels.

•	Progress has been shown in the mechanism of action studies that are ongoing with Dr. Darrell Carney, inventor of Chrysalin, at the University of Texas, Medical Branch, Galveston.

We previously announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to our Chrysalin Product Platform.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market, and to continue efforts to explore the science behind and potential of Chrysalin.

AZX100

We strengthened and diversified our development pipeline during the first quarter of 2006 with the acquisition of the 24-amino acid synthetic peptide AZX100.  AZX100 relaxes smooth muscle, which modulates blood pressure and the function of blood vessels, airways, sphincters, the gastrointestinal tract and the genitourinary tract.  Sustained abnormal contraction of any of these muscles is called spasm.  Any disorders known to be associated with excessive constriction or inadequate dilation of smooth muscle represent potential applications for AZX100.

AZX100 may also inhibit the fibrotic phenotype of fibroblasts and smooth muscle cells in a mechanism similar to that which causes vasorelaxation.  Through phenotypic modulation of fibroblasts and smooth muscle cells, AZX100 may inhibit the scarring that results from wound healing and disease states in the dermis, blood vessels, lungs, liver and other organs.

 We are executing a development plan for this peptide, with the goal of filing an IND by year-end 2007.  We continue to make progress with respect to toxicology, pharmacology and GMP manufacturing efforts.  We have chosen to explore partnering opportunities for pulmonary and vascular indications, and will continue to pursue in-house development of other selected indications.

Index

Results of Operations Comparing Three-Month Period Ended March 31, 2007 to the Corresponding Period in 2006.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $1,114,000 from $2,093,000 in the first quarter of 2006 to $979,000 in the first quarter of 2007.  Our administrative expenses during the first quarter of 2007 were lower than the same period of 2006 primarily as a result of a decrease of non-cash stock compensation expense of $778,000 and general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $2,818,000 for the first three months in 2007 compared to $6,716,000 for the first three months in 2006.  Our research and development expenses decreased $3,898,000 in the first quarter of 2007 compared to the same period in 2006 primarily due to a $3.6 million decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, currently we anticipate that the substantial majority of our research and development expenses in 2007 will be directed towards AZX100 development efforts.

Interest and Other Income, Net:  Interest and Other Income Net increased from $762,000 in the first quarter of 2006 to $884,000 in the first quarter of 2007 due to the  increase in interest rates between the two periods.

Net Loss:  We incurred a net loss in the first three months of 2007 of $2.9 million compared to a net loss of $16.5 million in the first three months of 2006.  The $13.6 million decrease in the net loss in the three months ended March 31, 2007 compared to the same period in 2006, results primarily from $8.4 million in-process research and development costs in 2006, a decrease of $900,000 in non-cash stock compensation expense and a $3.6 million decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006.

Liquidity and Capital Resources

We historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, the Company entered into an agreement with Quintiles (see Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2006), which provided an investment by Quintiles in the Company’s common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period. At March 31, 2007, we had cash and cash equivalents of $19.9 million, short-term investments of $24.3 million and long-term investments of $23.1 million.

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

Index

Our future research and development expenses may vary significantly from prior periods depending on the Company’s decisions on its future Chrysalin and AZX100 development plans.

We anticipate that our cash and short-term investments will be sufficient to meet our presently projected cash and working capital requirements for the next year. However, the timing and amounts of cash used will depend on many factors, including our ability to continue to control our expenditures related to our current research and development programs.  If we enter into new clinical trials or if we consider other opportunities in the market, our expense levels may change, which could require us to seek other sources of capital.  If additional funding is required, we would be required to seek new sources of funds, including raising capital through the sales of securities or licensing agreements.  These sources of funds may not be available or could only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

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

Index

Part II – Other Information

Item 1A.	Risk Factors

Forward looking statements

OrthoLogic may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

See Exhibit List following this report

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	May 7, 2007
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice-President and Chief	May 7, 2007
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2007

No.	Description	Incorporated by Reference To:	Filed Herewith

4.1	Amended and Restated Class C Warrant Agreement related to the Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc.		X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14		X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Furnished herewith