Form 10-Q
period 2007-06-30
ORTHOLOGIC CORP
filed 2007-08-08
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-21214

ORTHOLOGIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

41,670,650 shares of common stock outstanding as of June 30, 2007.

ORTHOLOGIC CORP.
(A Development Stage Company)

Index

PART I – Financial Information
Item 1.  Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,295	$18,047
Short-term investments	23,858	35,977
Prepaids and other current assets	1,160	1,950

Total current assets	39,313	55,974

Furniture and equipment, net	369	409
Long-term investments	26,103	16,206

Total assets	$65,785	$72,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$420	$1,621
Accrued compensation	335	584
Accrued clinical	95	133
Accrued severance and other restructuring costs	166	366
Other accrued liabilities	519	737

Total current liabilities	1,535	3,441

Stockholders' Equity

Common Stock $.0005 par value;	21	21
100,000,000 shares authorized; 41,670,650 and 41,564,291 shares issued and outstanding
Additional paid-in capital	188,591	188,236
Accumulated deficit	(124,362)	(119,109)

Total stockholders' equity	64,250	69,148

Total liabilities and stockholders' equity	$65,785	$72,589

See notes to unaudited condensed financial statements

Index

OrthoLogic Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except  per share data)
(Unaudited)

					As a Development
	Three months ended June 30,		Six months ended June 30,		Stage Company
	2007	2006	2007	2006	8/5/2004 - 6/30/2007

OPERATING EXPENSES
General and administrative	$928	$2,061	$1,908	$4,153	$15,254
Research and development	2,252	4,208	5,070	10,924	58,255
Purchased in-process research and development	-	34	-	8,469	34,311
Other gains	-	-	-	-	(375)
Total operating expenses	3,180	6,303	6,978	23,546	107,445

Interest and other income, net	(841)	(867)	(1,725)	(1,629)	(8,999)
Loss from continuing operations	2,339	5,436	5,253	21,917	98,446
Income tax expense	-	1,106	-	1,106	356

Loss from continuing operations	2,339	6,542	5,253	23,023	98,802

Discontinued operations - net gain on sale of the bone device business, net of taxes ($267)	-	-	-	-	(2,202)

NET LOSS	$2,339	$6,542	$5,253	$23,023	$96,600

Per Share Information:
Net loss, basic and diluted	$0.06	$0.16	$0.13	$0.58
Basic and diluted shares outstanding	41,637	40,622	41,616	39,962

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	Six months ended June 30,		As a Development Stage Company August 5th 2004 -
	2007	2006	June 30, 2007
OPERATING ACTIVITIES
Net loss	$(5,253)	$(23,023)	$(96,600)
Non cash items:
Deferred tax expense	-	1,106	770
Depreciation and amortization	39	507	3,304
Non-cash stock compensation	354	1,652	3,297
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	8,469	34,311
Change in other operating items:
Prepaids and other current assets	791	310	550
Accounts payable	(1,201)	(251)	(551)
Accrued liabilities	(605)	(1,105)	(1,538)
Cash flows used in operating activities	(5,875)	(12,335)	(58,755)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(99)	(83)	(614)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	(390)	(4,058)
Cash paid for patent assignment rights	-	(100)	(650)
Purchases of investments	(23,906)	(24,463)	(169,800)
Maturities of investments	26,128	34,377	177,777
Cash flows provided by investing activities	2,123	9,341	9,655
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	2,962	4,612
Net proceeds from sale of stock	-	1,913	3,376
Cash flows provided by financing activities	-	4,875	7,988

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,752)	1,881	(41,112)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,047	35,111	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,295	$36,992	$14,295

Supplemental Disclosure of Non-Cash Investing Activities	AzERx	AzERx and CBI
AzERx/CBI Acquisition
Current assets acquired	$-	$29
Patents acquired	-	2,142
Liabilities acquired, and accrued acquisition costs	(315)	(457)
Original investment reversal	-	(750)
In-process research and development acquired	8,469	34,311
Common stock issued for acquisition	(7,764)	(31,217)
Cash paid for acquisition	$390	$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2007

OVERVIEW OF BUSINESS

Description of the business

OrthoLogic is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  The Company is focused on the development and commercialization of two product platforms:  Chrysalin® (TP508) and AZX100.

Chrysalin, the Company’s first novel synthetic 23-amino acid peptide, has two lead indications, both of which represent areas of significant unmet medical need – fracture repair and diabetic foot ulcer healing.  The Company owns exclusive worldwide rights to Chrysalin.

AZX100, the Company’s second peptide, is a novel synthetic pre-clinical 24-amino acid peptide, one of a new class of compounds in the field of smooth muscle relaxation. AZX100 is currently being evaluated for medically and commercially significant applications, such as the treatment of vasospasm associated with subarachnoid hemorrhage, the prevention of keloid scarring, pulmonary fibrosis, and the treatment of asthma.  OrthoLogic has an exclusive worldwide license to AZX100.

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

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through June 30, 2007, we have incurred $97 million in net losses as a development stage company.

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

Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report for the year ended December 31, 2006 are those that depend most heavily on these judgments and estimates.  As of June 30, 2007, there have been no material changes to any of the critical accounting policies contained therein.

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

Index

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

A.	STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)).  SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We use historical volatility adjusted for future expectations. The expected life of stock options is based on historical data and future expectations.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest.  We recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight line basis over the requisite service period as if the award was, in-substance, a multiple award.  However, the amount of compensation cost recognized at any date must at least equal the portion of grant-date fair value of the award that is vested at that date. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  The Company chose the modified-prospective transition alternatives in adopting SFAS 123(R).  Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption.  Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, we recognize compensation cost relating to the unvested portion of awards granted prior to January 1, 2006, the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123, except that a forfeiture rate has been estimated for all options, as required by SFAS 123(R).

Index

Stock Options issued prior to December 31, 2005

Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $1 million (includes 328,124 shares valued at $500,000 unvested and cancelled on April 5, 2006 upon the resignation of James M. Pusey, MD). Because of the significant expected forfeiture rate (54%) caused by the options cancelled at the time of Dr. Pusey’s resignation, the expected compensation cost for unvested options at December 31, 2005, was approximately $388,000.  At June 30, 2007,  the remaining compensation cost related to unvested options outstanding at December 31, 2005, is approximately $36,000, which will be recognized over the remaining vesting period of approximately 2.5 years, with an estimated weighted average period of 1.2 years.

2006 Stock Options

Using an estimated forfeiture rate of 13%, compensation cost recorded for the six months ended June 30, 2007, for options issued in 2006 was $156,000. The options granted generally vest over a two to four-year period from the date of grant and, accordingly, the remaining unamortized cost at June 30, 2007 of approximately $500,000 will be amortized ratably over the period ending December 31, 2009, with an estimated weighted average period of one year.

2007 Stock Options

On January 1, 2007, the Board of Directors granted each Director a fully vested option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.43.  Additionally, during the three months ended March 31, 2007, the Company granted a fully vested option to purchase 13,889 shares of the Company’s common stock to a consultant at an exercise price of $1.44 and an option to purchase 5,000 shares that vests over a four-year period, to an employee, at an exercise price of $1.45.  On May 21, 2007, the Company granted an option to Dr. Steer to purchase 50,000 shares of the Company’s common stock at $1.53, which vests pro-rata over a two-year period.

The Company used the Black-Scholes model with the following assumptions, to determine the total fair value of $52,000 for options to purchase 78,889 shares of the Company’s common stock issued during the three months ended March 31, 2007, and the fair value of $33,000 for options to purchase 50,000 shares of the Company’s common stock issued during the three months ended June 30, 2007.

	Three months ended March 31, 2007	Three months ended June 30, 2007
Risk free interest rate	4.6%	4.87%
Volatility	66%	61%
Expected term from vesting	2.8 Years	2.8 Years
Dividend yield	0%	0%

Using an estimated forfeiture rate of 18%, compensation cost recorded for the six months ended June 30, 2007, for options issued in 2007, was $51,000.  The options granted, that did not vest on the grant date, vest over two to four-year periods from the date of grant and, accordingly, the remaining unamortized cost at June 30, 2007 of approximately $28,000 will be amortized ratably over the period ending December 31, 2010, with an estimated weighted average period of two years.

Index

2007 Awards of Shares of Common Stock

On January 1, 2007, the Board of Directors of the Company awarded 104,898 shares of restricted stock (17,843 shares to each director), which vest on January 1, 2008.  The total fair value of the grants, determined using the closing price of the Company’s common stock on the date of grant, was $150,000, of which $61,000 has been recognized as compensation cost in the six months ended June 30, 2007.

On May 10, 2007, the Board of Directors of the Company awarded total compensation of $115,000 to various executives, to be paid through the issuance of shares of the Company’s common stock.  The total number of shares of stock issued was 76,159.

Summary

Non-cash stock compensation cost for the six months ended June 30, 2007, totaled $354,000.  In the condensed Statements of Operations for the six months ended June 30, 2007, non-cash stock compensation expense of $251,000 was recorded as a general and administrative expense and $103,000 was recorded as research and development expense.

Non-cash stock compensation cost for the six months ended June 30, 2006, totaled $1,652,000 of which $602,000 related to stock awards.  In the condensed Statements of Operations for the six months ended June 30, 2006, non-cash stock compensation expense of $1,310,000 was recorded as a general and administrative expense and $342,000 was recorded as a research and development expense.

During the six months ended June 30, 2006, options to purchase 670,400 shares of the Company’s common stock were exercised resulting in the receipt by the Company of net cash proceeds of $2,962,000.  The intrinsic value of options exercised during the six months ended June 30, 2006 was $689,000.  No options were exercised in the six months ended June 30, 2007.

A summary of option activity under our stock option plans for the six months ended June 30, 2007, is as follows:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual term (years)
Options outstanding December 31, 2006	3,438,126	$3.69
Plus: Options granted	128,889	1.47
Less:
Options exercised	-
Options expired/forfeited	(323,050)	4.59
Options outstanding at June 30, 2007	3,243,965	3.51	6.65
Options exercisable at June 30, 2007	2,321,773	3.80	5.79
Options vested and expected to vest at June 30, 2007	3,031,365	3.54	6.50

Index

A summary of the status of the Company’s unvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

Unvested Shares	Number of Options	Weighted average Grant date Fair Value
Unvested shares at December 31, 2006	-	$-
Granted	181,057	$1.46
Vested	(76,159)	$1.51
Canceled/forfeited	(17,483)	$1.43
Unvested shares at June 30, 2007	87,415	$1.43

It is the Company’s policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of shareholder approved plans.  The options granted under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service. All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at June 30, 2007 of $1.42, stock options exercisable or expected to vest at June 30, 2007, have no intrinsic value. At June 30, 2007, 522,026 shares remain available to grant under the Company’s 2005 Equity Incentive Plan.

Warrants

At June 30, 2007, the Company has warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016.

Additionally, (as described in Note 15 to our Annual Report on Form 10-K for the year ended December 31, 2006), performance based warrants to purchase 240,000 shares of the Company’s common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at June 30, 2007.  The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair value of the performance based warrants using the Black-Scholes model, 61% volatility, 0% dividend yield, expected term of 8.7 years, and 4.87% interest rate was $223,000 at June 30, 2007.  No costs were charged to expense at June 30, 2007 as it is not yet probable that any performance based warrants will vest.

B.	AUTHORIZED PREFERRED STOCK AND NEW RIGHTS AGREEMENT

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

Index

In connection with a Rights Agreement dated as of March 4, 1997 between the Company and the Bank of New York, as amended (the “Rights Agreement”), we designated 500,000 shares of preferred stock as Series A Preferred Stock. The Rights Agreement expired March 11, 2007.

On June 19, 2007 we entered into a new Rights Agreement (the “New Rights Agreement”) with the Bank of New York.  In connection with the New Rights Agreement, we declared a dividend distribution of one Right for each outstanding share of our common stock to stockholders of record as of July 2, 2007 and designated 1,000,000 shares of preferred stock as Series A Preferred Stock. The Right, exercisable upon a Triggering Event as defined in the New Rights Agreement, allows the holder of each share of the Company’s common stock to purchase 1/100 of a share of Series A Preferred Stock for $6.00.  [Each 1/100 of a share of Series A Preferred Stock is convertible into $12 of the Company’s common stock.] The new rights replace similar rights that the Company issued under its previous Rights Agreement. The New Rights Agreement and the exercise of rights to purchase Series A Preferred Stock pursuant to the terms thereof may delay, defer or prevent a change in control because the terms of any issued Series A Preferred Stock would potentially prohibit our consummation of certain extraordinary corporate transactions without the approval of the Board of Directors.  In addition to the anti-takeover effects of the rights granted under the New Rights Agreement, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders.  The New Rights Agreement will expire June 19, 2010.

C.	FACILITY LEASE

The Company’s current facility lease expires on January 11, 2008. This lease covers a 100,000 square foot facility in Tempe, Arizona, of which the Company subleases approximately 45% to nonaffiliated parties.  On July 19, 2007 the Company entered into a new lease, which will be effective upon the expiration of its current lease, for 17,000 square feet of space in the same Tempe, Arizona facility. The new lease calls for monthly rental payments of $22,000, plus a proportionate share of building operating expenses and property taxes. The term of the new lease is sixty months, with an option to extend the lease for an additional twenty-four months with monthly rental payments set at $24,000, plus a proportionate share of building operating expenses and property taxes, during the extension period. The Company also has the right to terminate the new lease at the end of thirty-six months upon payment of an early termination fee of approximately $158,000. Total base rent for the initial sixty-month term is approximately $1,316,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the six months ended June 30, 2007 and factors that affected OrthoLogic’s interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptides Chrysalin® (TP508) and AZX100.

Index

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

Index

•	Laboratory experiments tying Chrysalin to potential modulation of the health of endothelial tissue in blood vessels and other mechanism-of-action studies.

•	Evaluations are ongoing as to the appropriate pre-clinical and clinical studies which would serve to strengthen our portfolio and partnering possibilities.

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

 We are executing a development plan for this peptide, with the goal of filing an IND by year-end 2007.  We continue to make progress with respect to toxicology, pharmacology and cGMP manufacturing efforts.  We have chosen to explore partnering opportunities for pulmonary and vascular indications, and will continue to pursue in-house development of other selected indications.

Results of Operations Comparing Three-Month Period Ended June 30, 2007 to the Corresponding Period in 2006

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $1,133,000 from $2,061,000 in the second quarter of 2006 to $928,000 in the second quarter of 2007.  Our administrative expenses during the second quarter of 2007 were lower than the same period of 2006 primarily as a result of a decrease of non-cash stock compensation expense of $281,000, reduced costs in 2007 reflecting management changes and staff reductions which occurred in the first half of 2006, and general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $2,252,000 for the three months ended June 30, 2007 compared to $4,208,000 for the same period in 2006. Our research and development expenses decreased $1,956,000 in the second quarter of 2007 compared to the same period in 2006 primarily due to a decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006.

Interest and Other Income, Net:  Interest and Other Income Net was $867,000 in the second quarter of 2006 compared to $841,000 in the second quarter of 2007.  The decrease is due to the decrease in cash and investments available for investment during 2007, partially offset by an increase in interest rates between the two periods.

Net Loss:  We incurred a net loss in the three months ended June 30, 2007 of $2.3 million compared to a net loss of $6.5 million in same period in 2006.  The $4.2 million decrease in the net loss in the three months ended June 30, 2007 compared to the same period in 2006, results primarily from a decrease of $378,000 in non-cash stock compensation expense, reduced costs in 2007 reflecting management changes and staff reductions which occurred in the first half of 2006, a decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006, and  the recognition in 2006 of income tax expense related to the recording of a valuation allowance of $1.1 million for a deferred tax asset related to a Alternative Minimum Tax credit carryover.

Index

Results of Operations Comparing Six-Month Period Ended June 30, 2007 to the Corresponding Period in 2006

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $2,245,000 to $1,908,000 in the six months ended June 30, 2007 from $4,153,000 in the same period in 2006.  Our administrative expenses during the six months ended June 30, 2007 were lower than the same period of 2006 primarily as a result of a decrease of non-cash stock compensation expense of $1,059,000, reduced costs in 2007 reflecting management changes and staff reductions which occurred in the first half of 2006, and general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $5,070,000 for the six months ended June 30, 2007 compared to $10,924,000 in the same period of 2006.  Our research and development expenses decreased $5,854,000 in the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, currently we anticipate that the substantial majority of our research and development expenses in 2007 will be directed towards AZX100 development efforts.

Interest and Other Income, Net:  Interest and Other Income Net increased from $1,629,000 in the six months ended June 30, 2006 to $1,725,000 in the same period in 2007, due to an increase in interest rates between the two periods, partially offset by reduction in the cash and investments available for investment during 2007.

Net Loss:  We incurred a net loss in the first six months of 2007 of $5.3 million compared to a net loss of $23.0 million in the first six months of 2006.  The $17.7 million decrease in the net loss in the six months ended June 30, 2007 compared to the same period in 2006, results primarily from $8.4 million purchased in-process research and development costs in 2006, a decrease of $1.3 million in non-cash stock compensation expense, reduced costs in 2007 reflecting management changes and staff reductions which occurred in the first half of 2006,  a decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006, and  the recognition in 2006 of income tax expense related to the recording of a valuation allowance of $1.1 million for a deferred tax asset related to a Alternative Minimum Tax credit carryover.

Index

Liquidity and Capital Resources

We historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, the Company entered into an agreement with Quintiles (see Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2006), which provided an investment by Quintiles in the Company’s common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period. At June 30, 2007, we had cash and cash equivalents of $14.3 million, short-term investments of $23.9 million and long-term investments of $26.1 million.

On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin Product Platform.  The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting clinical trials necessary to advance its Chrysalin-based product candidates to market.  We will continue expenditures related to ongoing regulatory requirements for the Phase 2b clinical trial for Chrysalin in fracture repair, and expenditures necessary to continue to explore the science behind and potential of Chrysalin. We will also continue research and development expenditures for further pre-clinical studies for AZX100.

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

Part II– Other Information

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

Index

Item 4.	Submission of Matters to a Vote of Security Holders

On May 10, 2007, the Company held its Annual Shareholder Meeting at which the shareholders voted to elect one Class I Director, whose term will expire at the annual meeting to be held in the year  2010 and to ratify the appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Fredric J. Feldman, Ph.D., was elected as a Class I director with 33,726,039 votes for, and 967,155 votes withheld.  The appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, was approved with 34,529,732 for, 105,525 votes against, and 57,937 votes abstained.

Elwood D. Howse, Jr., John M. Holliman, III, William M. Wardell, MD, Ph.D., and Augustus A. White, III, MD, Ph.D., are directors whose terms continued after the meeting.

Item 6.	Exhibits

See Exhibit List following this report

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	August 8, 2007
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice-President and Chief	August 8, 2007
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Period Ended June 30, 2007

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, executed April 15, 2005	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 10, 2005

3.2	Amended and Restated Certificate of Designation of Series A Preferred Stock, executed June 19, 2007	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2007 (“June 2007 8-K”)

3.3	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993

4.1	Rights Agreement dated as of June 19, 2007, between the Company and The Bank of New York, and Exhibits A, B and C thereto	Exhibit 4.1 to the June 2007 8-K

4.2	Class A Warrant Agreement dated February 24, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest)	Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2006

4.3
Amended and Restated Class B Warrant Agreement dated February 24, 2006, and amended and restated as of June 30, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest) (asterisks located within exhibit denote information that has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)
Exhibit 4.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed with the SEC on September 22, 2006 (the “September 22nd S-3”)

4.4	Amended and Restated Class C Warrant Agreement dated February 24, 2006, and amended and restated as of June 30, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest)	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 7, 2007

4.5
Amended and Restated Class D Warrant Agreement dated February 24, 2006, and amended and restated as of June 30, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest) (asterisks located within exhibit denote information that has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)
Exhibit 4.7 to the September 22nd S-3

Index

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

4.6	Class A Warrant Agreement dated June 30, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest)	Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2006

10.1	Lease Agreement dated July 19, 2007, by and between the Company and Phoenix Investors #13, L.L.C.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2007

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14		X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Furnished herewith