Form 10-Q
period 2007-09-30
ORTHOLOGIC CORP
filed 2007-11-05
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-21214

ORTHOLOGIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

41,670,650 shares of common stock outstanding as of October 31, 2007.

ORTHOLOGIC CORP.
(A Development Stage Company)

Index

PART I – Financial Information
Item 1.  Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,183	$18,047
Short-term investments	17,157	35,977
Prepaids and other current assets	903	1,950
Total current assets	36,243	55,974

Furniture and equipment, net	360	409
Long-term investments	27,301	16,206
Total assets	$63,904	$72,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$608	$1,621
Accrued compensation	568	584
Accrued clinical	10	133
Accrued severance and other restructuring costs	166	366
Other accrued liabilities	490	737
Total current liabilities	1,842	3,441

Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 41,670,650 and 41,564,291 shares issued and outstanding	21	21
Additional paid-in capital	188,828	188,236
Accumulated deficit	(126,787)	(119,109)

Total stockholders' equity	62,062	69,148

Total liabilities and stockholders' equity	$63,904	$72,589

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except  per share data)
(Unaudited)

					As a Development
	Three months ended September 30,		Nine months ended September 30,		Stage Company
	2007	2006	2007	2006	8/5/2004 - 9/30/2007

OPERATING EXPENSES
General and administrative	$889	$1,414	$2,797	$5,567	$16,143
Research and development	2,369	5,651	7,439	16,575	60,624
Purchased in-process research and development	-	2	-	8,471	34,311
Other gains	-	-	-	-	(375)
Total operating expenses	3,258	7,067	10,236	30,613	110,703

Interest and other income, net	(833)	(1,250)	(2,558)	(2,879)	(9,832)
Loss from continuing operations before taxes	2,425	5,817	7,678	27,734	100,871
Income tax expense	-	-	-	1,106	356

Loss from continuing operations	2,425	5,817	7,678	28,840	101,227
Discontinued operations - net gain on sale of the bone device business, net of taxes ($267)	-	-	-	-	(2,202)
NET LOSS	$2,425	$5,817	$7,678	$28,840	$99,025
Per Share Information:
Net loss, basic and diluted	$0.06	$0.14	$0.18	$0.71
Basic and diluted shares outstanding	41,671	41,545	41,634	40,496

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

			As a Development
	Nine months ended		Stage Company
	September 30,		August 5th 2004 -
	2007	2006	September 30, 2007
OPERATING ACTIVITIES
Net loss	$(7,678)	$(28,840)	$(99,025)
Non cash items:
Deferred tax expense	-	1,106	770
Depreciation and amortization	107	2,790	3,372
Non-cash stock compensation	591	2,252	3,534
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	8,471	34,311
Change in other operating items:
Prepaids and other current assets	1,048	374	807
Accounts payable	(1,013)	(184)	(363)
Accrued liabilities	(486)	(1,225)	(1,419)
Cash flows used in operating activities	(7,431)	(15,256)	(60,311)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(158)	(86)	(673)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	(390)	(4,058)
Cash paid for patent assignment rights	-	(100)	(650)
Purchases of investments	(33,077)	(34,432)	(178,971)
Maturities of investments	40,802	45,705	192,451
Cash flows provided by investing activities	7,567	10,697	15,099
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	2,962	4,612
Net proceeds from sale of stock	-	3,376	3,376
Cash flows provided by financing activities	-	6,338	7,988

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136	1,779	(37,224)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,047	35,111	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,183	$36,890	$18,183

Supplemental Disclosure of Non-Cash Investing Activities		AzERx	AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired		$-	$29
Patents acquired		-	2,142
Liabilities acquired, and accrued acquisition costs		(317)	(457)
Original investment reversal		-	(750)
In-process research and development acquired		8,471	34,311
Common stock issued for acquisitions		(7,764)	(31,217)
Cash paid for acquisitions		$390	$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2007

OVERVIEW OF BUSINESS

Description of the business

OrthoLogic is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  The Company is focused on development and commercialization of two product platforms:  Chrysalin® (TP508) and AZX100.

Chrysalin (TP508), is a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects by activating or upregulating nitric oxide synthase (NOS) and the production of nitric oxide in endothelial cells, and if so, it may have potential therapeutic value in tissues and diseases exhibiting endothelial dysfunction.  We have primarily investigated Chrysalin in two indications, fracture repair and diabetic foot ulcer healing and we are initiating study of other potential vascular indications.  The Company owns exclusive worldwide rights to Chrysalin.

AZX100 is a novel synthetic pre-clinical 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties. AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of dermal scarring, pulmonary fibrosis, the treatment of asthma, and vascular intimal hyperplasia.  OrthoLogic has an exclusive worldwide license to AZX100.

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

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications, for $2.5 million in cash and $25.0 million in OrthoLogic common stock, with an additional $7.0 million in OrthoLogic common stock due should certain triggering events occur.  We became a development stage company commensurate with the acquisition.  Subsequently,  our efforts were focused on research and development of our Chrysalin Product Platform, with the goal of commercializing our products.

Index

On February 27, 2006, the Company purchased certain assets and assumed certain liabilities of AzERx, Inc.  Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100.

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through September 30, 2007, we have incurred $99 million in net losses as a development stage company.

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

Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report for the year ended December 31, 2006 are those that depend most heavily on these judgments and estimates.  As of September 30, 2007, there have been no material changes to any of the critical accounting policies contained therein.

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

Index

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

Index

Stock Options issued prior to December 31, 2005

Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $1 million (includes 328,124 shares valued at $500,000 unvested and cancelled on April 5, 2006 upon the resignation of James M. Pusey, MD). Because of the significant expected forfeiture rate (54%) caused by the options cancelled at the time of Dr. Pusey’s resignation, the expected compensation cost for unvested options at December 31, 2005, was approximately $388,000.  At September 30, 2007,  the remaining compensation cost related to unvested options outstanding at December 31, 2005, is approximately $26,000, which will be recognized over the remaining vesting period of approximately two years, with an estimated weighted average period of one year.

2006 Stock Options

Using an estimated forfeiture rate of 12%, compensation cost recorded for the nine months ended September 30, 2007, for options issued in 2006 was $299,000. The options granted generally vest over a two to four-year period from the date of grant and, accordingly, the remaining unamortized cost at September 30, 2007 of approximately $365,000 will be amortized ratably over the period ending December 31, 2009, with an estimated weighted average period of one year.

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

During the three months ended September 30, 2007, the Company granted options to purchase 86,000 shares of the Company’s common stock to the members of its Scientific Advisory Board at an average exercise price of $1.43 per share.  The options vested 25% on the date of grant, with the remaining options vesting pro-rata over a three year period.

The Company used the Black-Scholes model with the following assumptions, to determine the total fair value of $52,000 for options to purchase 78,889 shares of the Company’s common stock issued during the three months ended March 31, 2007, the fair value of $33,000 for options to purchase 50,000 shares of the Company’s common stock issued during the three months ended June 30, 2007, and the fair value of $87,000 for options to purchase 86,000 shares of the Company’s common stock issued during the three months ended September 30, 2007.

	Three months ended	Three months ended	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007
Risk free interest rate	4.6%	4.87%	4.24%
Volatility	66%	61%	59%
Expected term from vesting	2.8 Years	2.8 Years	2.9 Years
Dividend yield	0%	0%	0%

Index

Using an estimated forfeiture rate of 20%, compensation cost recorded for the nine months ended September 30, 2007, for options issued in 2007, was $99,000.  The options granted, that did not vest on the grant date, vest over two to four-year periods from the date of grant and, accordingly, the remaining unamortized cost at September 30, 2007 of approximately $34,000 will be amortized ratably over the period ending December 31, 2010, with an estimated weighted average period of one year.

2007 Awards of Shares of Common Stock

On January 1, 2007, the Board of Directors of the Company awarded 104,898 shares of restricted stock (17,843 shares to each director), which vest on January 1, 2008.  The total fair value of the grants, determined using the closing price of the Company’s common stock on the date of grant, was $150,000, which included $25,000 (17,843 shares) that were subsequently forfeited due to Mr. Casey’s decision to not seek re-election to the Board of Directors on May 10, 2007.  Of the net fair value of the awards of $125,000, $89,000 has been recognized as compensation cost in the nine months ended September 30, 2007.

On May 10, 2007, the Board of Directors of the Company awarded total compensation of $115,000 to various executives, to be paid through the issuance of shares of the Company’s common stock.  The total number of shares of stock issued was 76,159.

Summary

Non-cash stock compensation cost for the nine months ended September 30, 2007, totaled $591,000.  In the condensed Statements of Operations for the nine months ended September 30, 2007, non-cash stock compensation expense of $394,000 was recorded as a general and administrative expense and $197,000 was recorded as research and development expense.

Non-cash stock compensation cost for the nine months ended September 30, 2006, totaled $2,252,000 of which $607,000 related to stock awards.  In the condensed Statements of Operations for the nine months ended September 30, 2006, non-cash stock compensation expense of $1,649,000 was recorded as a general and administrative expense and $603,000 was recorded as a research and development expense.

During the nine months ended September 30, 2006, options to purchase 670,400 shares of the Company’s common stock were exercised resulting in the receipt by the Company of net cash proceeds of $2,962,000.  The intrinsic value of options exercised during the nine months ended September 30, 2006 was $689,000.  No options were exercised in the nine months ended September 30, 2007.

A summary of option activity under our stock option plans for the nine months ended September 30, 2007, is as follows:

Index

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)
Options outstanding December 31, 2006	3,438,126	$3.69
Plus: Options granted	214,889	1.45
Less:
Options exercised	-
Options expired/forfeited	(328,390)	4.60
Options outstanding at September 30, 2007	3,324,625	3.46	6.50
Options exercisable at September 30, 2007	2,520,621	3.66	5.82
Options vested and expected to vest at September 30, 2007	3,093,494	3.48	6.34

A summary of the status of the Company’s unvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

		Weighted
		average
	Number of	Grant date
Unvested Shares	Options	Fair Value
Unvested shares at December 31, 2006	-	$-
Granted	181,057	$1.46
Vested	(76,159)	$1.51
Canceled/forfeited	(17,483)	$1.43
Unvested shares at September 30, 2007	87,415	$1.43

It is the Company’s policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of shareholder approved plans.  The options granted under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at September 30, 2007, of $1.41, stock options exercisable or expected to vest at September 30, 2007 have no intrinsic value. At September 30, 2007, 436,026 shares remain available to grant under the Company’s 2005 Equity Incentive Plan.

Warrants

At September 30, 2007, the Company has warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016.

Index

Additionally, (as described in Note 15 to our Annual Report on Form 10-K for the year ended December 31, 2006), performance based warrants to purchase 240,000 shares of the Company’s common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at September 30, 2007.  The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair value of the performance based warrants using the Black-Scholes model, 59% volatility, 0% dividend yield, expected term of 8.4 years, and 4.24% interest rate was $209,000 at September 30, 2007.  No costs were charged to expense at September 30, 2007 as it is not yet probable that any performance based warrants will vest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the nine months ended September 30, 2007 and factors that affected OrthoLogic’s interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptides Chrysalin® (TP508) and AZX100.

Chrysalin® (TP508)

Chrysalin, or TP508, is a 23-amino acid synthetic peptide representing a receptor-binding domain of the human thrombin molecule, a naturally occurring agent responsible for blood clotting and initiating the natural healing cascade of cellular events responsible for tissue repair in both soft tissue and bone. Chrysalin is believed to produce angiogenic and other tissue repair effects by activating or upregulating nitric oxide synthase (NOS) and the production of nitric oxide in endothelial cells, and if so, it may have potential therapeutic value in tissues and diseases exhibiting endothelial dysfunction.  We have primarily investigated Chrysalin in two indications, fracture repair and diabetic foot ulcer healing, and we are initiating study of other potential vascular indications.

During the first quarter of 2006, we announced topline results of the Chrysalin Phase 3 clinical trial in distal radius fracture.  While the study showed that Chrysalin did not meet its primary endpoint in the overall evaluable patient population, it did demonstrate that Chrysalin is safe and has biologic activity, as evidenced by statistically significant results observed along key radiographic secondary endpoints.

We interrupted enrollment in a concurrent Chrysalin Phase 2b dose-ranging study during the first quarter of 2006 in order to perform an interim analysis of subjects enrolled to that date.  Given the equivocal information obtained from this interim analysis we chose to terminate the study.

Index

In December 2006 we announced during an American Society for Cell Biology presentation, results of an experiment demonstrating that TP508 increases the ability of endothelial cells to produce nitric oxide and that TP508 prevents negative effects caused by oxygen deprivation, a condition found in myocardial ischemia and chronic wounds.  This discovery raises the possibility that TP508 could be useful in treating a number of vascular diseases.  Laboratory-based validation work continues in this area.

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

On February 16, 2007 we announced findings of a post hoc subgroup analysis of data from the Phase 3 clinical trial showing that within the subset of 157 female osteopenic subjects, treatment with 10 μg Chrysalin demonstrated a statistically significant benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization.  Secondary endpoints including clinical assessment of fracture healing (pain or motion at the fracture site), time to radial cortical bridging and time to overall radiographic healing also showed a significant effect of Chrysalin treatment.  These data are part of a post hoc subgroup analysis, and therefore provide only supporting - rather than pivotal - evidence of safety and efficacy.

On August 2, 2007 we announced the formation of a Scientific Advisory Board (SAB) with the appointments of Michael E. Mendelsohn, M.D., Tufts-New England Medical Center and Charles A. Dinarello, M.D., University of Colorado School of Medicine.  The SAB will provide independent scientific advice and counsel to OrthoLogic management and Board of Directors regarding key development decisions for the Company’s novel synthetic peptides Chrysalin® (TP508) and AZX100.  Dr. Mendelsohn will serve as Chairman of the SAB.

Chrysalin Product Platform Status

•	We believe that the results of our efforts to date support that Chrysalin may have potential therapeutic value in tissues and diseases exhibiting endothelial dysfunction.

•	We are continuing laboratory experiments tying Chrysalin to potential modulation of the health of endothelial tissue in blood vessels and other mechanism-of-action studies.

•
Although we do not currently plan to re-enter clinical trials with Chrysalin, evaluations are ongoing as to the appropriate pre-clinical and clinical studies which would serve to strengthen our portfolio and partnering possibilities in orthopaedic, wound healing and vascular indications.

Index

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

Results of Operations Comparing Three-Month Period Ended September 30, 2007 to the Corresponding Period in 2006

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $525,000 from $1,414,000 in the third quarter of 2006 to $889,000 in the third quarter of 2007.  Our administrative expenses during the third quarter of 2007 were lower than the same period of 2006 primarily as a result of a decrease of non-cash stock compensation expense of $196,000, reduced costs in 2007 reflecting management changes and staff reductions which occurred in the first half of 2006, and general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $2,369,000 for the three months ended September 30, 2007 compared to $5,651,000 for the same period in 2006.  Our research and development expenses were $3,282,000 lower in the third quarter of 2007 compared to the same period in 2006 primarily due to a decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006 and a Chrysalin product platform patent impairment loss of $2.1 million recorded in 2006.

Interest and Other Income, Net:  Interest and Other Income Net was $833,000 in the third quarter of 2007 compared to $1,250,000 in the third quarter of 2006.  The decrease is due to the decrease in cash and investments available for investment during 2007, partially offset by an increase in interest rates between the two periods, and the inclusion in 2006 of STTR grant income of $341,000.

Net Loss:  We incurred a net loss in the three months ended September 30, 2007 of $2.4 million compared to a net loss of $5.8 million in same period in 2006.  The $3.4 million decrease in the net loss in the three months ended September 30, 2007 compared to the same period in 2006, results primarily from a decrease of $363,000 in non-cash stock compensation expense, reduced costs in 2007 reflecting management changes and staff reductions which occurred in the first half of 2006, a decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006, and a Chrysalin product platform patent impairment loss of $2.1 million recorded in 2006.

Index

Results of Operations Comparing Nine-Month Period Ended September 30, 2007 to the Corresponding Period in 2006

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $2,770,000 to $2,797,000 in the nine months ended September 30, 2007 from $5,567,000 in the same period in 2006.  Our administrative expenses during the nine months ended September 30, 2007 were lower than the same period of 2006 primarily as a result of a decrease of non-cash stock compensation expense of $1,255,000, reduced costs in 2007 reflecting management changes and staff reductions which occurred in the first half of 2006, and general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $7,439,000 for the nine months ended September 30, 2007 compared to $16,575,000 in the same period of 2006.  Our research and development expenses decreased $9,136,000 in the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to a decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006 and a Chrysalin product platform patent impairment loss of $2.1 million recorded in 2006.   Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, currently we anticipate that the substantial majority of our research and development expenses in 2007 will be directed towards AZX100 development efforts.

Interest and Other Income, Net:  Interest and Other Income Net decreased from $2,879,000 in the nine months ended September 30, 2006 to $2,558,000 in the same period in 2007, due to a reduction in the cash and investments available for investment during 2007 and STTR grant income of $341,000 recorded in 2006.

Net Loss:  We incurred a net loss in the first nine months of 2007 of $7.7 million compared to a net loss of $28.8 million in the first nine months of 2006.  The $21.1 million decrease in the net loss in the nine months ended September 30, 2007 compared to the same period in 2006, results primarily from $8.5 million purchased in-process research and development costs in 2006, a decrease of $1.7 million in non-cash stock compensation expense, reduced costs in 2007 reflecting management changes and staff reductions which occurred in the first half of 2006,  a decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006, a Chrysalin product platform patent impairment loss of $2.1 million recorded in 2006, and  the recognition in 2006 of income tax expense related to the recording of a valuation allowance of $1.1 million for a deferred tax asset related to a Alternative Minimum Tax credit carryover.

Liquidity and Capital Resources

We historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, the Company entered into an agreement with Quintiles (see Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2006), which provided an investment by Quintiles in the Company’s common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period. At September 30, 2007, we had cash and cash equivalents of $18.2 million, short-term investments of $17.2 million and long-term investments of $27.3 million.

Index

On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach to its Chrysalin Product Platform.  The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting clinical trials necessary to advance its Chrysalin-based product candidates to market.  We will continue to explore Chrysalin’s therapeutic value in tissues and diseases exhibiting endothelial dysfunction as well as the science behind and potential of Chrysalin. We will also continue research and development expenditures for further pre-clinical studies for AZX100 with the goal of filing an IND for a scarring indication by the end of 2007.

Our future research and development expenses may vary significantly from prior periods depending on the Company’s decisions on its future Chrysalin and AZX100 development plans.

We anticipate that our cash and short-term investments will be sufficient to meet our presently projected cash and working capital requirements for the next year. However, the timing and amounts of cash used will depend on many factors, including our ability to continue to control our expenditures related to our current research and development programs.  If we enter into new clinical trials or if we consider other opportunities in the market, our expense levels may change, which could require us to seek other sources of capital.  If additional funding is required, we would be required to seek new sources of funds, which may include raising capital through the sales of securities or entering into licensing agreements.  These sources of funds may not be available or could only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

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

Forward looking statements.

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

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	November 5, 2007
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice-President and Chief	November 5, 2007
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Period Ended September 30, 2007

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

10.1	Lease Agreement dated July 19, 2007 by and between the Company and Phoenix Investors #13, L.L.C.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2007

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14		X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Furnished herewith