Form 10-Q
period 2008-03-31
ORTHOLOGIC CORP
filed 2008-05-07
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to   ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             ☒ Yes ☐ No

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒ .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

41,274,383 shares of common stock outstanding as of April 30, 2008.

ORTHOLOGIC CORP.
(A Development Stage Company)
INDEX

			Page No.
Part I	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Balance Sheets as of March 31, 2008 and December 31, 2007	3

		Condensed Statements of Operations for the three months ended March 31, 2008 and 2007	4

		Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

		Notes to Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 4.	Controls and Procedures	12

Part II	Other Information

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 6.	Exhibits	14

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Index

PART I – Financial Information
Item 1.  Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,063	$20,943
Short-term investments	35,791	18,236
Prepaids and other current assets	1,022	906

Total current assets	42,876	40,085

Furniture and equipment, net	339	318
Long-term investments	15,459	21,459

Total assets	$58,674	$61,862

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$662	$702
Accrued compensation	477	824
Accrued clinical	30	1
Other accrued liabilities	759	874
Total current liabilities	1,928	2,401

Stockholders' Equity
Common Stock $.0005 par value;	21	21
100,000,000 shares authorized; 41,624,438 in 2008 and 41,758,065 in 2007 shares issued and outstanding
Additional paid-in capital	188,955	189,013
Accumulated deficit	(132,230)	(129,573)
Total stockholders' equity	56,746	59,461

Total liabilities and stockholders' equity	$58,674	$61,862

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

			As a Development
	Three months ended		Stage Company
	March 31,		August 5, 2004 -
	2008	2007	March 31, 2008
OPERATING EXPENSES
General and administrative	$821	$979	$17,905
Research and development	2,442	2,818	65,268
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	3,263	3,797	117,109
Interest and other income, net	(606)	(884)	(11,158)
Loss from continuing operations before taxes	2,657	2,913	105,951
Income tax expense	-	-	356
Loss from continuing operations	2,657	2,913	106,307
Discontinued operations - net gain on sale of the bone device business, net of taxes ($267)	-	-	(2,202)
NET LOSS	$2,657	$2,913	$104,105

Per Share Information:
Net loss, basic and diluted	$0.06	$0.07
Basic and diluted shares outstanding	41,763	41,594

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Three months ended		Stage Company
	March 31,		August 5th 2004 -
	2008	2007	March 31, 2008
OPERATING ACTIVITIES
Net loss	$(2,657)	$(2,913)	$(104,105)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	32	67	3,466
Non-cash stock compensation	111	32	3,831
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Prepaids and other current assets	(116)	902	687
Accounts payable	(39)	(576)	(308)
Accrued liabilities	(433)	(413)	(1,750)
Cash flows used in operating activities	(3,102)	(2,901)	(65,396)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(53)	(60)	(746)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(17,253)	(13,817)	(214,542)
Maturities of investments	5,697	18,627	221,229
Cash flows (used in) provided by investing activities	(11,609)	4,750	8,233
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	(169)	-	(169)
Cash flows (used in) provided by financing activities	(169)	-	7,819

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,880)	1,849	(49,344)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,943	18,047	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,063	$19,896	$6,063

Supplemental Disclosure of Non-Cash Investing Activities			AzERx and CBI
AzERx/CBI Acquisition
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2008

OVERVIEW OF BUSINESS

   Description of the business

OrthoLogic is a biotechnology company committed to developing a pipeline of novel therapeutic peptides aimed at helping patients with under-served medical conditions.  The Company is focused on development and commercialization of two product platforms: AZX100 and Chrysalin® (TP508).

AZX100

AZX100, a novel 24-amino acid peptide, relaxes smooth muscle which modulates blood pressure and the function of blood vessels, airways, sphincters, the gastrointestinal tract and the genitourinary tract.  Sustained abnormal contraction of any of these muscles is called spasm.  Any disorders known to be associated with excessive constriction or inadequate dilation of smooth muscle represent potential applications for AZX100.

AZX100 may also inhibit the fibrotic phenotype of fibroblasts and smooth muscle cells in a mechanism similar to that which causes vasorelaxation.  Through phenotypic modulation of fibroblasts and smooth muscle cells, AZX100 may inhibit the scarring that results from wound healing and may mitigate fibrotic disease states in the dermis, blood vessels, lungs, liver and other organs.

AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of dermal scarring, treatment of refractory asthma, pulmonary fibrosis and vascular intimal hyperplasia.  We are executing a development plan for this peptide which included filing an IND for dermal scarring in 2007 and commencement of a Phase 1 safety study in this indication in the first quarter of 2008.  The study includes approximately 30 subjects and is expected to be completed in mid-2008.  Pending favorable results, we will initiate further safety and dose-ranging studies for dermal scarring.  In 2008, we also intend to perform further pre-clinical studies supporting multiple indications for AZX100.

Chrysalin

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) upregulating vascular endothelial growth factor; and 3) inhibiting apoptosis (programmed cell death).  It may have therapeutic value in diseases associated with endothelial dysfunction.

We have conducted clinical trials for two potential Chrysalin applications:  acceleration of fracture repair and diabetic foot ulcer healing.  We previously conducted a pilot human study for spine fusion, and pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair.  Currently, we are focusing our efforts on pre-clinical studies in vascular applications.  If successful, these studies will provide additional support for partnering Chrysalin’s future development.

Index

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

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through March 31, 2008, we have incurred $104 million in net losses as a development stage company.

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

Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report for the year ended December 31, 2007 are those that depend most heavily on these judgments and estimates.  As of March 31, 2008, there have been no material changes to any of the critical accounting policies contained therein.

Index

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2007.  Information presented as of December 31, 2007 is derived from audited statements.

Adoption of New Accounting Standards

Effective January 1, 2008, the Company adopted the reporting requirements of FASB Statement No. 157, (FAS 157) “Fair Value Measurements”, and No. 159, (FAS 159) “Fair Value Option for Financial Assets and Liabilities”.  Statements 157 and 159 are effective for fiscal years beginning after November 15, 2007, though early adoption was permitted.  FAS 157 establishes a standard framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements.  FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “value option”).  The Company did not choose to voluntarily measure any financial assets or liabilities at fair value.  The adoption of FASB Statements No. 157 and No. 159 did not have any effect on the Company results of operations or financial position.

A.   Stock Based Compensation

2008 Stock Options

On January 1, 2008, the Board of Directors granted each Director a fully vested option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.35.  Additionally, during the three months ended March 31, 2008, the Company granted employees options to purchase 217,173 shares of the Company’s common stock at an exercise price of $1.02. The options vest over a two to four year period.

The Company used the Black-Scholes model with the following assumptions, to determine the total fair value of $147,000 for options to purchase 267,173 shares of the Company’s common stock issued during the three months ended March 31, 2008:

Three months ended
March 31, 2008
Risk free interest rate	2.4% - 3.4%
Volatility	57% - 58%
Expected term from vesting	3.7 Years
Dividend yield	0%

Index

2008 Stock Awards

On January 1, 2008, the Board of Directors of the Company awarded 92,595 shares of restricted stock (18,519 shares to each director), which vest on January 1, 2009.  The total fair value of the awards, determined using the closing price of the Company’s common stock on the date of grant, was $125,000, of which $26,000 has been recognized as compensation cost in the three months ended March 31, 2008.

On February 21, 2008, the Company awarded 56,373 fully vested shares of the Company’s common stock, having a fair value on the date of the awards of $57,500, to various employees. The fair value of the awards has been recognized as compensation cost in the three months ended March 31, 2008.

Summary

Non-cash stock compensation cost for the three months ended March 31, 2008, totaled $111,000.  In the condensed Statements of Operations for the three months ended March 31, 2008, non-cash stock compensation expense of $88,000 was recorded as a general and administrative expense and $23,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the three months ended March 31, 2007, totaled $32,000.  In the condensed Statements of Operations for the three months ended March 31, 2007, non-cash stock compensation expense of $49,000 was recorded as a general and administrative expense and $17,000 was recorded as a reduction (credit) of research and development expense.

No options were exercised in the three month periods ended March 31, 2008 and 2007.

It is the Company’s policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of shareholder approved plans.  Options granted to employees under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at March 31, 2008 of $0.85, stock options exercisable or expected to vest at March 31, 2008, have no intrinsic value.  At March 31, 2008, 19,885 shares remain available to grant under the Company’s existing stock option plans.

Warrants

At March 31, 2008, the Company has warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016.

Additionally, (as described in Note 15 to our Annual Report on Form 10-K for the year ended December 31, 2007), performance based warrants to purchase 240,000 shares of the Company’s common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at March 31, 2008.  The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair value of the milestone warrants using the Black-Scholes model, 57% volatility, 0% dividend yield, expected term of 7.9 years, and 2.4% interest rate was $90,000 at March 31, 2008.  No costs were charged to expense at March 31, 2008 as it is not yet probable that any milestone warrants will vest.

Index

B.   Authorization of Company Buy-Back of Common Stock

            On March 5, 2008, the Company announced that its Board of Directors has approved a stock repurchase program for up to five percent of its then outstanding common shares.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  There were approximately 41.8 million shares of common stock outstanding on March 5, 2008.

During the three month period ended March 31, 2008, the Company purchased 190,000 shares at a total cost of $169,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the quarter ended March 31, 2008 and factors that affected OrthoLogic’s interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin® (TP508).

In 2008 and 2007 our efforts were:

•
Evaluating AZX100 for medically and commercially significant applications, such as prevention of dermal scarring, pulmonary fibrosis, the treatment of asthma, and vascular intimal hyperplasia.  We performed pre-clinical work leading to the filing of an IND for a dermal indication in 2007 and commencement of a Phase 1 safety study in dermal scarring in the first quarter of 2008.  The first safety study will include approximately 30 healthy subjects and is expected to be completed in mid 2008.  Pending favorable results, we will initiate further safety and dose-ranging studies for dermal scarring.  In 2008, we also intend to perform further pre-clinical studies supporting multiple indications for AZX100.

•
Pre-clinical experiments tying Chrysalin to potential modulation of the health of endothelial tissue in blood vessels and other mechanism-of-action studies to support our strategy to partner our vascular product candidates.  We did not perform additional pre-clinical or clinical studies in fracture repair, wound healing, spine fusion, cartilage defect repair, dental bone repair or tendon repair.  In 2008, we will continue studies to support our vascular partnering efforts.

Index

Results of Operations Comparing Three-Month Period Ended March 31, 2008 to the Corresponding Period in 2007.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $158,000 from $979,000 in the first quarter of 2007 to $821,000 in the first quarter of 2008.  Our administrative expenses during the first quarter of 2008 were lower than the same period of 2007 primarily as a result of the timing of expenditures as well as the effect of general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $2,442,000 for the first three months in 2008 compared to $2,818,000 for the first three months in 2007.  Our research and development expenses decreased $376,000 in the first quarter of 2008 compared to the same period in 2007 primarily due to a decline in AZX100 pre-clinical costs related to the filing of an IND in a dermal scarring indication, which was completed as of December 31, 2007.  This decrease was partially offset by costs incurred for the Phase 1clinical trial in dermal scarring which commenced in the first quarter of 2008.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, the substantial majority of our research and development expenses in 2008 and 2007 are directed towards AZX100 development efforts.

Interest and Other Income, Net:  Interest and Other Income Net decreased from $884,000 in the first quarter of 2007 to $606,000 in the first quarter of 2008 due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the first three months of 2008 of $2.7 million compared to a net loss of $2.9 million in the first three months of 2007.  The $0.2 million decrease in the net loss for the three months ended March 31, 2008 compared to the same period in 2007, resulted primarily from lower general and administrative expenses, due to the timing of expenditures and general cost containment efforts, and reduced AZX100 pre-clinical costs related to the filing of an IND for a dermal scarring indication, which was completed as of December 31, 2007, partially offset by costs related to commencement of a Phase 1 clinical trial in dermal scarring in 2008, and reduced interest income, due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Liquidity and Capital Resources

We historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, the Company entered into an agreement with Quintiles (see Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2007), which provided an investment by Quintiles in the Company’s common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period.   As of March 31, 2008, we had cash and cash equivalents of $6.1 million, short-term investments of $35.8 million and long-term investments of $15.4 million.

We announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to our Chrysalin Product Platform.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  We will continue to explore Chrysalin’s therapeutic value in tissues and diseases exhibiting endothelial dysfunction as well as the science behind and potential of Chrysalin. We will also continue research and development expenditures for further pre-clinical studies supporting multiple indications for AZX100 and plan to continue AZX100 dermal scarring human clinical trials in 2008.

Index

Our future research and development expenses may vary significantly from prior periods depending on the Company’s decisions on its future Chrysalin and AZX100 development plans.

On March 5, 2008, the Company announced a stock repurchase program and at March 31, 2008, the Company had repurchased 190,000 shares of its common stock, at a total cost of $169,000, and has allocated approximately $1,900,000 to fund possible future stock repurchases.

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

Index

Part II – Other Information

Item 1A.  Risk Factors

Forward looking statements

           OrthoLogic may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information regarding shares purchased during the three months ended March 31, 2008.

Month	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
March 1 - 31, 2008	190,000	$0.88	190,000	1,900,000

On March 5, 2008, the Company announced that its Board of Directors has approved a stock repurchase program for up to five percent of its currently outstanding common shares.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  There were approximately 41.8 million shares of common stock outstanding at March 5, 2008.

Item 6.  Exhibits

See Exhibit List following this report

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	May 7, 2008
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice-President and Chief	May 7, 2008
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2008

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14		X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14		X

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Furnished herwith