Form 10-Q
period 2008-06-30
ORTHOLOGIC CORP
filed 2008-08-07
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________________ to _______________________

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

40,749,642 shares of common stock outstanding as of July 31, 2008.

ORTHOLOGIC CORP.
(A Development Stage Company)
INDEX

		Page No.
Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007	4

	Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	12

Part II	Other Information

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 4.	Submission of Matters to A Vote of Security Holders	15

Item 6.	Exhibits	15

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Index

PART I – Financial Information
Item 1.  Financial Statements

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,348	$20,943
Short-term investments	33,660	18,236
Prepaids and other current assets	1,140	906

Total current assets	42,148	40,085

Furniture and equipment, net	318	318
Long-term investments	12,970	21,459

Total assets	$55,436	$61,862

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$714	$702
Accrued compensation	585	824
Other accrued liabilities	782	875
Total current liabilities	2,081	2,401

Stockholders' Equity
Common Stock $.0005 par value;	20	21
100,000,000 shares authorized; 40,923,417 in 2008 and 41,758,065 in 2007 shares issued and outstanding
Additional paid-in capital	188,328	189,013
Accumulated deficit	(134,993)	(129,573)
Total stockholders' equity	53,355	59,461
Total liabilities and stockholders' equity	$55,436	$61,862

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended June 30,		Six months ended June 30,		Stage Company
					August 5, 2004 -
	2008	2007	2008	2007	June 30, 2008

OPERATING EXPENSES
General and administrative	$742	$928	$1,563	$1,908	$18,647
Research and development	2,586	2,252	5,028	5,070	67,854
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	3,328	3,180	6,591	6,978	120,437

Interest and other income, net	(565)	(841)	(1,171)	(1,725)	(11,723)
Loss from continuing operations	2,763	2,339	5,420	5,253	108,714
Income tax expense	-	-	-	-	356
Loss from continuing operations	2,763	2,339	5,420	5,253	109,070
Discontinued operations - net gain on sale of the bone device business, net of taxes ($267)	-	-	-	-	(2,202)
NET LOSS	$2,763	$2,339	$5,420	$5,253	$106,868
Per Share Information:
Net loss, basic and diluted	$0.07	$0.06	$0.13	$0.13
Basic and diluted shares outstanding	41,186	41,637	41,415	41,616

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Six months ended		Stage Company
	June 30,		August 5th 2004 -
	2008	2007	June 30, 2008
OPERATING ACTIVITIES
Net loss	$(5,420)	$(5,253)	$(106,868)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	69	39	3,503
Non-cash stock compensation	170	354	3,890
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Prepaids and other current assets	(235)	791	568
Accounts payable	12	(1,201)	(257)
Accrued liabilities	(332)	(605)	(1,649)
Cash flows used in operating activities	(5,736)	(5,875)	(68,030)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(69)	(99)	(762)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(19,842)	(23,906)	(217,131)
Maturities of investments	12,908	26,128	228,440
Cash flows (used in) provided by investing activities	(7,003)	2,123	12,839
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	(856)	-	(856)
Cash flows (used in) provided by financing activities	(856)	-	7,132

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,595)	(3,752)	(48,059)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,943	$18,047	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,348	$14,295	$7,348

Supplemental Disclosure of Non-Cash Investing Activities			AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2008

OVERVIEW OF BUSINESS

Description of the business

OrthoLogic Corp., referred to herein as “OrthoLogic”, “the Company”, “we”, “us”, or “our”, is a biotechnology company committed to developing a pipeline of novel therapeutic peptides aimed at helping patients with under-served medical conditions.  The Company is focused on development and commercialization of two product platforms: AZX100 and Chrysalin® (TP508).

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

AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of dermal scarring, treatment of asthma, pulmonary fibrosis and vascular intimal hyperplasia.  We are executing a development plan for this peptide which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study included 30 subjects and was completed in May 2008.  The Study’s Safety Committee reviewing all safety-related aspects of the clinical trial was satisfied with the profile of AZX100.  On this basis, we have initiated a second safety study for dermal scarring (Phase 1b), which is planned to include 40 subjects and be completed in the fourth quarter of 2008. In 2008, we also intend to perform further pre-clinical studies supporting multiple indications for AZX100.

Chrysalin

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) upregulating vascular endothelial growth factor; 3) inhibiting apoptosis (programmed cell death); and 4) cytokine modulation resulting in an anti-inflammatory effect.  It may have therapeutic value in diseases associated with endothelial dysfunction.

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

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through June 30, 2008, we have incurred $107 million in net losses as a development stage company.

Financial Statement Presentation

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Information presented as of December 31, 2007 is derived from audited statements.

Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are those that depend most heavily on these judgments and estimates.  As of June 30, 2008, there have been no material changes to any of the critical accounting policies contained therein.

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

2008 Stock Awards

On January 1, 2008, the Board of Directors of the Company awarded 92,595 shares of restricted stock (18,519 shares to each Director), which vest on January 1, 2009.  The total fair value of the awards, determined using the closing price of the Company’s common stock on the date of grant, was $125,000, of which $53,000 has been recognized as compensation cost in the six months ended June 30, 2008.

On February 21, 2008, the Company awarded 56,373 fully vested shares of the Company’s common stock, having a fair value on the date of the awards of $57,500, to various employees.  The fair value of the awards was recognized as compensation cost in the three months ended March 31, 2008.

Index

Summary

Non-cash stock compensation cost for the six months ended June 30, 2008, totaled $170,000.  In the condensed Statements of Operations for the six months ended June 30, 2008, non-cash stock compensation expense of $148,000 was recorded as a general and administrative expense and $22,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the six months ended June 30, 2007, totaled $354,000.  In the condensed Statements of Operations for the six months ended June 30, 2007, non-cash stock compensation expense of $251,000 was recorded as general and administrative expense and $103,000 was recorded as research and development expense.

No options were exercised in the six month periods ended June 30, 2008 and 2007.

It is the Company’s policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of shareholder approved plans.  Options granted to employees under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at June 30, 2008 of $1.00, stock options exercisable or expected to vest at June 30, 2008, have no intrinsic value.  At June 30, 2008, 26,135 shares remained available to grant under the Company’s existing stock option plans.

Warrants

At June 30, 2008, the Company had warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share, which expire in February 2016, and warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share, which expire in July 2016.

Additionally, (as described in Note 15 to our Annual Report on Form 10-K for the year ended December 31, 2007), performance based warrants to purchase 240,000 shares of the Company’s common stock with an exercise price of $1.91, which expire in February 2016, were outstanding but unvested at June 30, 2008.  The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair value of the milestone warrants using the Black-Scholes model, 57% volatility, 0% dividend yield, expected term of 7.7 years, and 3.3% interest rate was $115,000 at June 30, 2008.  No costs were charged to expense at June 30, 2008 as it is not yet probable that any milestone warrants will vest.

B.   Authorization of Company Buy-Back of Common Stock

On March 5, 2008, the Company announced that its Board of Directors approved a stock repurchase program for up to five percent of its then outstanding common shares.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  There were approximately 41.8 million shares of common stock outstanding on March 5, 2008.

During the six month period ended June 30, 2008, the Company purchased 891,021 shares at a total cost of $856,000.

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the quarter ended June 30, 2008 and factors that affected OrthoLogic’s interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin® (TP508).

In 2008 and 2007 our efforts were:

•
Evaluating AZX100 for medically and commercially significant applications, such as prevention of dermal scarring, pulmonary fibrosis, the treatment of asthma, and vascular intimal hyperplasia.  We performed pre-clinical work leading to the filing of an IND for a dermal indication in 2007 and commenced a Phase 1a safety study in dermal scarring in the first quarter of 2008.  Our Phase 1a study included 30 subjects and was completed in May 2008.  The Study’s Safety Committee reviewing all safety-related aspects of the clinical trial was satisfied with the profile of AZX100.  On this basis, we have initiated a second safety study for dermal scarring (Phase 1b), which is planned to include 40 subjects and be completed in the fourth quarter of 2008.  Pending further favorable results, we will initiate Phase 2 dose-ranging studies for dermal scarring in 2009.  In 2008, we also intend to perform further pre-clinical studies supporting multiple indications for AZX100.

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

Results of Operations Comparing Three-Month Period Ended June 30, 2008 to the Corresponding Period in 2007.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $186,000 from $928,000 in the second quarter of 2007 to $742,000 in the second quarter of 2008.  Our G&A expenses during the second quarter of 2008 were lower than the same period of 2007 primarily as a result of the timing of expenditures as well as the effect of general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $2,586,000 for the three months ended June 30, 2008 compared to $2,252,000 for the three months ended June 30, 2007.  Our research and development expenses increased $334,000 in the second quarter of 2008 compared to the same period in 2007 primarily due to costs incurred for the Phase 1 clinical trials in dermal scarring which commenced in the first quarter of 2008.

Index

Interest and Other Income, Net:  Interest and other income, net decreased from $841,000 in the second quarter of 2007 to $565,000 in the second quarter of 2008 due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the three months ended June 30, 2008 of $2.8 million compared to a net loss of $2.3 million in the three months ended June 30, 2007.  The increase in the net loss for the three months ended June 30, 2008 compared to the same period in 2007, resulted primarily from costs related to our Phase 1 clinical trials in dermal scarring in 2008, and reduced interest income, due to the decrease in interest rates between the two periods and reduction in the amount available for investment, partially offset by lower general and administrative expenses, due to the timing of expenditures and general cost containment efforts

Results of Operations Comparing Six-Month Period Ended June 30, 2008 to the Corresponding Period in 2007.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $345,000 from $1,908,000 in the six months ended June 30, 2007, to $1,563,000 in the six months ended June 30, 2008.  Our G&A expenses during the six months ended June 30, 2008, were lower than the same period of 2007 primarily as a result of the timing of expenditures as well as the effect of general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $5,028,000 for the first six months in 2008 compared to $5,070,000 for the first six months in 2007.  Our research and development expenses decreased $42,000 in the six months ended June 30, 2008, compared to the same period in 2007, primarily due to a decline in AZX100 pre-clinical costs related to the filing of an IND in a dermal scarring indication, which was completed as of December 31, 2007, partially offset by costs incurred for the Phase 1 clinical trials in dermal scarring.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, the substantial majority of our research and development expenses in 2008 and 2007 are directed towards AZX100 development efforts.

Interest and Other Income, Net:  Interest and other income, net decreased from $1,725,000 in the six months ended June 30, 2007 to $1,171,000 in the six months ended June 30, 2008, due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the six months of 2008 of $5.4 million compared to a net loss of $5.3 million in the first six months of 2007.  The increase in the net loss for the six months ended June 30, 2008 compared to the same period in 2007, resulted primarily from costs related to our Phase 1 clinical trials in dermal scarring in 2008, and reduced interest income, due to the decrease in interest rates between the two periods and reduction in the amount available for investment, partially offset by lower general and administrative expenses, due to the timing of expenditures and general cost containment efforts, and reduced AZX100 pre-clinical costs related to the filing of an IND for a dermal scarring indication, which was completed as of December 31, 2007.

Liquidity and Capital Resources

We historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, the Company entered into an agreement with Quintiles (see Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2007), which provided an investment by Quintiles in the Company’s common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period.   As of June 30, 2008, we had cash and cash equivalents of $7.3 million, short-term investments of $33.7 million and long-term investments of $13.0 million.

Index

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

On March 5, 2008, the Company announced a stock repurchase program and at June 30, 2008, the Company had repurchased 891,021 shares of its common stock, at a total cost of $856,000, and has allocated approximately $1,200,000 to fund possible future stock repurchases.

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

Index

Part II – Other Information

Item 1A.  Risk Factors

Forward looking statements

OrthoLogic Corp. (“OrthoLogic”, “the Company”, “we”, “us” or “our”) may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	unfavorable results of our product candidate development efforts;
•	unfavorable results of our pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to achieve market acceptance of our products;
•	failure to successfully implement our drug development strategy, and
•	failure in the future to meet the requirements for continued listing on the NASDAQ Markets.

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

Other than described below, there are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Index

Our stock price is volatile and fluctuates due to a variety of factors.

Our stock price has varied significantly in the past (from a high of $9.32 to a low of $0.72 during the period of January 1, 2004 through August 1, 2008) and may vary in the future due to a number of factors, including:

•	announcement of the results of, or delays in, preclinical and clinical studies;
•	fluctuations in our operating results;
•	developments in litigation to which we or a competitor is subject;
•	announcements and timing of potential acquisitions, divestitures, capital raising activities or issuance of preferred stock;
•	announcements of technological innovations or new products by us or our competitors;
•	FDA and other regulatory actions;
•	developments with respect to our or our competitors’ patents or proprietary rights;
•	public concern as to the safety of products developed by us or others;
•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally; and
•	if we are unable in the future to meet the requirements for continued listing on the NASDAQ Markets.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our stock.

If we fail to meet the requirements for continued listing on the NASDAQ Markets, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the NASDAQ Global Market.  We are required to meet specified financial requirements to maintain our listing on the NASDAQ Markets.  One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock.  Our common stock has recently closed at prices that are below the minimum bid price requirement.  If, after any notice and grace period provided by NASDAQ rules, our stock price remains below the minimum bid price, or if we fail to satisfy any other continued listing requirement of the NASDAQ Markets in the future, our common stock could be delisted from the NASDAQ Markets. A delisting of our common stock from the NASDAQ Markets would make it more difficult for our shareholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.  Our securities may also trade at a lower market price than they otherwise would.

If we fail to satisfy any of the NASDAQ Markets’ continued listing requirements, we cannot assure you that we would be successful in regaining compliance with those requirements in the future.  In the event of delisting, trading, if any, could continue to be conducted on the over the counter market in the so called “pink sheets” or on the OTC Bulletin Board.  Selling our common stock would be more difficult because, among other things, smaller quantities of shares would likely be bought and sold, transactions could be delayed, security analysts’ coverage of us could be reduced and shareholders may find it more difficult to obtain accurate quotations as to the market value of our common stock.  Also, a delisting (or a notice or other action indicating the possible future delisting of our common stock) could have a material adverse effect on the price for our shares and our ability to issue additional securities or to secure additional financing.  In addition, delisting from the NASDAQ Markets may subject our common stock to “penny stock” rules under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  These rules impose additional sales practice and other requirements on broker-dealers who sell and/or make a market in securities deemed penny stocks under SEC rules.  Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the liquidity and price of our common stock.

Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information regarding shares purchased during the three months ended June 30, 2008.

Month	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1 - 30, 2008	350,055	$0.97	350,055
May 1 - 31, 2008	195,100	$0.98	195,100
June 1 - 30, 2008	155,866	$1.01	155,866	1,197,000

On March 5, 2008, the Company announced that its Board of Directors had approved a stock repurchase program for up to five percent of its then outstanding common shares.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  There were approximately 41.8 million shares of common stock outstanding at March 5, 2008.

During the six months ended June 30, 2008, the Company purchased a total of 891,021 shares at a total cost of $856,000.

Item 4.  Submission of Matters to A Vote of Security Holders

On May 9, 2008, the Company held its Annual Shareholder Meeting at which the shareholders voted to elect two Class II Directors, whose terms will expire at the annual meeting to be held in the year 2011 and to ratify the appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

John M. Holliman, III was elected as a Class II Director with 25,020,166 votes for, and 7,519,410 votes withheld.  Augustus A. White, III, MD, Ph.D. was elected as a Class II Director with 24,982,127 votes for, and 7,557,449 votes withheld.  The appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, was approved with 32,088,030 votes for, 410,598 votes against, and 40,948 votes abstained.

Fredric J. Feldman, Ph.D., Elwood D. Howse, Jr. and William M. Wardell, MD, Ph.D. are Directors whose terms continued after the meeting.

Item 6.  Exhibits

See the Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	August 7, 2008
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice-President and Chief	August 7, 2008
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2008

Exhibit No.	Description	Incorporated by Reference to:	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Furnished herewith