Form 10-Q
period 2008-09-30
ORTHOLOGIC CORP
filed 2008-11-06
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

40,731,642 shares of common stock outstanding as of  October 31, 2008.

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
INDEX

		Page No.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007	4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	13

Part II	Other Information

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Index

PART I – Financial Information
Item 1.	Financial Statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,162	$20,943
Short-term investments	39,322	18,236
Prepaids and other current assets	1,142	906

Total current assets	47,626	40,085

Furniture and equipment, net	366	318
Long-term investments	4,508	21,459

Total assets	$52,500	$61,862

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$905	$702
Accrued compensation	839	824
Other accrued liabilities	629	875
Total current liabilities	2,373	2,401

Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 40,731,642 in 2008 and 41,758,065 in 2007 shares issued and outstanding	20	21
Additional paid-in capital	188,244	189,013
Accumulated deficit	(138,137)	(129,573)
Total stockholders' equity	50,127	59,461

Total liabilities and stockholders' equity	$52,500	$61,862

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		As a Development Stage Company August 5, 2004 -
	2008	2007	2008	2007	September 30, 2008

OPERATING EXPENSES
General and administrative	$815	$889	$2,378	$2,797	$19,462
Research and development	2,817	2,369	7,845	7,439	70,671
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	3,632	3,258	10,223	10,236	124,069

Interest and other income, net	(488)	(833)	(1,659)	(2,558)	(12,211)
Loss from continuing operations	3,144	2,425	8,564	7,678	111,858
Income tax expense	-	-	-	-	356

Loss from continuing operations	3,144	2,425	8,564	7,678	112,214
Discontinued operations - net gain on sale of the bone device business, net of taxes ($267)	-	-	-	-	(2,202)
NET LOSS	$3,144	$2,425	$8,564	$7,678	$110,012
Per Share Information:
Net loss, basic and diluted	$0.08	$0.06	$0.21	$0.18
Basic and diluted shares outstanding	40,775	41,671	41,200	41,634

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,		As a Development Stage Company August 5th 2004 -
	2008	2007	September 30, 2008
OPERATING ACTIVITIES
Net loss	$(8,564)	$(7,678)	$(110,012)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	99	107	3,533
Non-cash stock compensation	246	591	3,966
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Prepaids and other current assets	(237)	1,048	566
Accounts payable	203	(1,013)	(66)
Accrued liabilities	(229)	(486)	(1,546)
Cash flows used in operating activities	(8,482)	(7,431)	(70,776)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(148)	(158)	(841)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(28,845)	(33,077)	(226,134)
Maturities of investments	24,711	40,802	240,243
Cash flows (used in) provided by investing activities	(4,282)	7,567	15,560
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	(1,017)	-	(1,017)
Cash flows (used in) provided by financing activities	(1,017)	-	6,971

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,781)	136	(48,245)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,943	$18,047	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,162	$18,183	$7,162

Supplemental Disclosure of Non-Cash Investing Activities	AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired	$29
Patents acquired	2,142
Liabilities acquired, and accrued acquisition costs	(457)
Original investment reversal	(750)
In-process research and development acquired	34,311
Common stock issued for acquisition	(31,217)
Cash paid for acquisition	$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2008

OVERVIEW OF BUSINESS

Description of the business

On October 1, 2008, OrthoLogic Corp. began doing business under the trade name of Capstone Therapeutics.

OrthoLogic Corp., referred to herein as “OrthoLogic”, “Capstone Therapeutics”, “Capstone”, “the Company”, “we”, “us”, or “our”, is a biotechnology company committed to developing a pipeline of novel therapeutic peptides aimed at helping patients with under-served medical conditions.  The Company is focused on development and commercialization of two product platforms: AZX100 and Chrysalin® (TP508 or rusalatide acetate).

AZX100

AZX100, a novel 24-amino acid peptide, relaxes smooth muscle which modulates blood pressure and the function of blood vessels, airways, sphincters, the gastrointestinal tract and the genitourinary tract.  Sustained abnormal contraction of any of these muscles is called a spasm.  Any disorders known to be associated with excessive constriction or inadequate dilation of smooth muscle represent potential applications for AZX100.

AZX100 may also inhibit the fibrotic phenotype of fibroblasts and smooth muscle cells in a mechanism similar to that which causes vasorelaxation.  Through phenotypic modulation of fibroblasts and smooth muscle cells, AZX100 may inhibit the scarring that results from wound healing and may mitigate fibrotic disease states in the dermis, blood vessels, lungs, liver and other organs.

AZX100 is currently being evaluated for medically and commercially significant applications, such as treatment of pulmonary disease, prevention of hypertrophic and keloid scarring and intimal hyperplasia.  We are executing a development plan for this peptide which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  The study’s Safety Committee reviewing all safety-related aspects of the clinical trial was satisfied with the profile of AZX100.  On this basis, we initiated a second safety study in dermal scarring (Phase 1b), completion of which is planned for fourth quarter of 2008.  Subject to the findings of the Phase 1b study’s Safety Committee, the Company is preparing to initiate Phase 2 human clinical efficacy studies of AZX100 in dermal scarring in the first quarter of 2009.  We continue to perform further pre-clinical studies supporting multiple indications for AZX100.

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

Index

We have conducted clinical trials for two potential Chrysalin applications:  acceleration of fracture repair and diabetic foot ulcer healing.  We previously conducted a pilot human study for spine fusion, and pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair.  Currently, we are focusing our efforts on pre-clinical studies in vascular applications, such as acute myocardial infarction and chronic myocardial ischemia.  If successful, these studies will provide additional support for partnering Chrysalin’s future development.

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

Our development activities for the Chrysalin Product Platform and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through September 30, 2008, we have incurred $110 million in net losses as a development stage company.

Financial Statement Presentation

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Information presented as of December 31, 2007 is derived from audited financial statements.

Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are those that depend most heavily on these judgments and estimates.  As of September 30, 2008, there have been no material changes to any of the critical accounting policies contained therein.

Index

Adoption of New Accounting Standards

Effective January 1, 2008, the Company adopted the reporting requirements of FASB Statement No. 157 (FAS 157), “Fair Value Measurements”, and No. 159, (FAS 159) “Fair Value Option for Financial Assets and Liabilities”.  FAS 157 establishes a standard framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements.  FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “value option”).  The Company did not choose to voluntarily measure any financial assets or liabilities at fair value.  The adoption of FAS 157 and FAS 159 did not have an effect on the Company’s results of operations or financial position.

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

The Company used the Black-Scholes model with the following assumptions to determine the total fair value of $147,000 for options to purchase 267,173 shares of the Company’s common stock granted during the three months ended March 31, 2008:

Three months ended
March 31, 2008
Risk free interest rate	2.4% - 3.4%
Volatility	57% - 58%
Expected term from vesting	3.7 Years
Dividend yield	0%

2008 Stock Awards

On January 1, 2008, the Board of Directors of the Company awarded 92,595 shares of restricted stock (18,519 shares to each Director), which vest on January 1, 2009.  The total fair value of the awards, determined using the closing price of the Company’s common stock on the date of grant, was $125,000, of which $80,000 has been recognized as compensation cost in the nine months ended September 30, 2008.

Index

On February 21, 2008, the Company awarded 56,373 fully vested shares of the Company’s common stock, having a fair value on the date of the awards of $57,500, to various employees.
The fair value of the awards was recognized as compensation cost in the three months ended March 31, 2008.

Summary

Non-cash stock compensation cost for the nine months ended September 30, 2008, totaled $246,000.  In the condensed Statements of Operations for the nine months ended September 30, 2008, non-cash stock compensation expense of $199,000 was recorded as a general and administrative expense and $47,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the nine months ended September 30, 2007, totaled $591,000.  In the condensed Statements of Operations for the nine months ended September 30, 2007, non-cash stock compensation expense of $394,000 was recorded as general and administrative expense and $197,000 was recorded as research and development expense.

No options were exercised in the nine month periods ended September 30, 2008 and 2007.

It is the Company’s policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of shareholder approved plans.  Options granted to employees under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at September 30, 2008 of $0.88, stock options exercisable or expected to vest at September 30, 2008, have no intrinsic value.  At September 30, 2008, 26,135 shares remained available to grant under the Company’s existing stock option plans.

Warrants

At September 30, 2008, the Company had warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share, which expire in February 2016, and warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share, which expire in July 2016.

Additionally (as described in Note 15 to our Annual Report on Form 10-K for the year ended December 31, 2007), performance based warrants to purchase 240,000 shares of the Company’s common stock with an exercise price of $1.91, which expire in February 2016, were outstanding but unvested at September 30, 2008.  The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair value of the milestone warrants using the Black-Scholes model, 56% volatility, 0% dividend yield, expected term of 7.4 years, and 3.0% interest rate was $90,000 at September 30, 2008.  No costs were charged to expense at September 30, 2008 as it is not yet probable that any milestone warrants will vest.

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

During the nine month period ended September 30, 2008, the Company purchased 1,082,796 shares at a total cost of $1,017,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the quarter ended September 30, 2008 and factors that affected OrthoLogic’s interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007, our “Risk Factors” contained therein and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin® (TP508).

In 2008 and 2007, our efforts were:

•
Evaluating AZX100 for medically and commercially significant applications, such as prevention of dermal scarring, pulmonary fibrosis, the treatment of asthma, and vascular intimal hyperplasia.  We performed pre-clinical work leading to the filing of an IND for a dermal indication in 2007 and commenced a Phase 1a safety study in dermal scarring in the first quarter of 2008.  Our Phase 1a study included 30 subjects and was completed in May 2008.  The study’s Safety Committee reviewing all safety-related aspects of the clinical trial was satisfied with the profile of AZX100.  On this basis, we have initiated a second safety study for dermal scarring (Phase 1b), which included 40 subjects and is planned to be completed in the fourth quarter of 2008.  Subject to the findings of the Phase 1b study’s Safety Committee, the Company is preparing to initiate Phase 2 human clinical efficacy studies of AZX100 in dermal scarring in the first quarter of 2009.  We continue to perform further pre-clinical studies supporting multiple indications for AZX100.

•
Pre-clinical experiments examining the potential for Chrysalin in modulating of the health of endothelial tissue in blood vessels.  These and other mechanism-of-action studies will support our strategy to partner Chrysalin in vascular applications. We did not perform additional pre-clinical or clinical studies in fracture repair, wound healing, spine fusion, cartilage defect repair, dental bone repair or tendon repair.  In 2008, we are continuing studies to support our vascular partnering efforts.

Index

Results of Operations Comparing Three-Month Period Ended September 30, 2008 to the Corresponding Period in 2007.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $74,000 from $889,000 in the third quarter of 2007 to $815,000 in the third quarter of 2008.  Our G&A expenses during the third quarter of 2008 were lower than the same period of 2007 primarily as a result of general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $2,817,000 for the three months ended September 30, 2008 compared to $2,369,000 for the three months ended September 30, 2007.  Our research and development expenses increased $448,000 in the second quarter of 2008 compared to the same period in 2007 primarily due to costs incurred for the Phase 1 clinical trials in dermal scarring which commenced in the first quarter of 2008.

Interest and Other Income, Net:  Interest and other income, net decreased from $833,000 in the third quarter of 2007 to $488,000 in the third quarter of 2008 due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the three months ended September 30, 2008 of $3.1 million compared to a net loss of $2.4 million in the three months ended September 30, 2007.  The increase in the net loss for the three months ended September 30, 2008 compared to the same period in 2007, resulted primarily from costs related to our Phase 1 clinical trials in dermal scarring in 2008, and reduced interest income, due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Results of Operations Comparing Nine-Month Period Ended September 30, 2008 to the Corresponding Period in 2007.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $419,000 from $2,797,000 in the nine months ended September 30, 2007, to $2,378,000 in the nine months ended September 30, 2008.  Our G&A expenses during the nine months ended September 30, 2008, were lower than the same period of 2007 primarily as a result of general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $7,845,000 for the first nine months in 2008 compared to $7,439,000 for the first nine months in 2007.  Our research and development expenses increased $406,000 in the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to costs related to our Phase 1 clinical trials in dermal scarring and our previously announced completion of a pre-clinical study to assess the affects of Chrysalin in a model of acute myocardial infarction (heart attack), partially offset by a decline in AZX100 pre-clinical costs related to the filing of an IND in a dermal scarring indication, which was completed as of December 31, 2007.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, the substantial majority of our research and development expenses in 2008 and 2007 are directed towards AZX100 development efforts.

Interest and Other Income, Net:  Interest and other income, net decreased from $2,558,000 in the nine months ended September 30, 2007 to $1,659,000 in the nine months ended September 30, 2008, due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Index

Net Loss:  We incurred a net loss in the first nine months of 2008 of $8.6 million compared to a net loss of $7.7 million in the first nine months of 2007.  The increase in the net loss for the nine months ended September 30, 2008 compared to the same period in 2007, resulted primarily from costs related to our Phase 1 clinical trials in dermal scarring in 2008, and reduced interest income, due to the decrease in interest rates between the two periods and reduction in the amount available for investment, partially offset by lower general and administrative expenses, due to general cost containment efforts, and reduced AZX100 pre-clinical costs related to the filing of an IND for a dermal scarring indication, which was completed as of December 31, 2007.

Liquidity and Capital Resources

We historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, the Company entered into an agreement with Quintiles (see Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2007), which provided an investment by Quintiles in the Company’s common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period.   As of September 30, 2008, we had cash and cash equivalents of $7.1 million, short-term investments of $39.3 million and long-term investments of $4.5 million.

We announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to our Chrysalin Product Platform.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  We will continue to explore Chrysalin’s therapeutic value in tissues and diseases exhibiting endothelial dysfunction as well as the science behind and potential of Chrysalin. We will also continue research and development expenditures for further pre-clinical studies supporting multiple indications for AZX100 and plan to continue AZX100 dermal scarring human clinical trials.

Our future research and development expenses may vary significantly from prior periods depending on the Company’s decisions on its future Chrysalin and AZX100 development plans.

On March 5, 2008, the Company announced a stock repurchase program and at September 30, 2008, the Company had repurchased 1,082,796 shares of its common stock, at a total cost of $1,017,000, and has allocated approximately $1,100,000 to fund possible future stock repurchases.

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

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective and provide reasonable assurance that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1A.  Risk Factors

Forward looking statements

OrthoLogic Corp. (“OrthoLogic”, “Capstone Therapeutics”, “Capstone”, “the Company”, “we”, “us” or “our”) may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

Index

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

Other than as described below, there are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our stock price is volatile and fluctuates due to a variety of factors.

Our stock price has varied significantly in the past (from a high of $9.32 to a low of $0.51 during the period of January 1, 2004 through October 31, 2008) and may vary in the future due to a number of factors, including:

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

Our common stock is currently listed on the NASDAQ Global Market.  We are required to meet specified financial requirements to maintain our listing on the NASDAQ Markets.  One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock.  Our common stock has recently closed at prices that are below the minimum bid price requirement and on August 11, 2008, we received a notice from NASDAQ, dated August 8, 2008, that the minimum bid price for our common stock had closed under $1.00 per share for over 30 business days, causing a violation of the continuing listing standard of the NASDAQ Global Market.  If, after the periods provided by NASDAQ rules, our stock price remains below the minimum bid price, or if we fail to satisfy any other continued listing requirement of the NASDAQ Markets in the future, our common stock could be delisted from the NASDAQ Markets. A delisting of our common stock from the NASDAQ Markets would make it more difficult for our shareholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.  Our securities may also trade at a lower market price than they otherwise would.

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information regarding shares purchased during the three months ended September 30, 2008.

Month	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1 - 31, 2008	173,775	$0.85	173,775
August 1 - 31, 2008	18,000	$0.77	18,000	1,005,000

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

During the nine months ended September 30, 2008, the Company purchased a total of 1,082,796 shares at a total cost of $1,017,000.

Item 5.	Other Information

On November 4, 2008, the Company, as further described in Exhibits 10.1 and 10.2 filed with this Form 10-Q, amended the Employment Agreement of Randolph C. Steer, MD. Ph.D., President, and the Management Services Agreement of John M. Holliman, III, Executive Chairman, to increase their severance benefits if terminated without cause.  If terminated for other than cause, each would be entitled to continuation of his then current monthly base salary or management fee for a period of twelve months after the date of termination.

Item 6.	Exhibits

See the Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	November 6, 2008
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice-President and Chief	November 6, 2008
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2008

Exhibit No.	Description	Incorporated by Reference to:	Filed Herewith

10.1
Amendment No. 3, dated November 4, 2008, to the Management Services Agreement effective May 12, 2006 by and between AGP Management, LP, John M. Holliman, III, Executive Chairman, and OrthoLogic Corp. (1)
X

10.2.	Amendment No. 3, dated November 4, 2008, to the Employment Agreement effective May 12, 2006, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp. (1)		X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350*

*Furnished herewith
(1) Management contract or compensatory plan or arrangement