Form 10-K
period 2008-12-31
ORTHOLOGIC CORP
filed 2009-03-13
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 0-21214

ORTHOLOGIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West Washington Street, Suite 101, Tempe, Arizona 85281
(Address of principal executive offices)
Registrant’s telephone number including area code:  (602) 286-5520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0005 per share	NASDAQ Global Market
Rights to purchase 1/100 of a share of Series A Preferred Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  (Do not check if a smaller reporting company)
Smaller Reporting Company  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐  No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2008 was approximately $40,300,000.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:  Portions of the registrant’s proxy statement related to its 2009 annual meeting of stockholders to be held on May 8, 2009 are incorporated by reference into Part III of this Form 10-K.

The number of outstanding shares of the registrant’s common stock on February 28, 2009 was 40,775,411.

ORTHOLOGIC CORP.
dba Capstone Therapeutics
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

Overview of the Business

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

AZX100

AZX100, a novel 24-amino acid peptide, is believed to relax smooth muscle which modulates blood pressure and the function of blood vessels, airways, sphincters, the gastrointestinal tract and the genitourinary tract.  Sustained abnormal contraction of any of these muscles is called a spasm.  Any disorders known to be associated with excessive constriction or inadequate dilation of smooth muscle represent potential applications for AZX100.

AZX100 is also believed to inhibit the fibrotic phenotype of fibroblasts and smooth muscle cells in a mechanism similar to that which causes vasorelaxation.  Through phenotypic modulation of fibroblasts and smooth muscle cells, AZX100 may inhibit the scarring that results from wound healing and may mitigate fibrotic disease states in the dermis, blood vessels, lungs, liver and other organs.

AZX100 is currently being evaluated for medically and commercially significant applications, such as treatment of pulmonary disease, prevention of hypertrophic and keloid scarring and intimal hyperplasia.  We are executing a development plan for this peptide which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1a trial was satisfied with the profile of AZX100.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1b trial was satisfied with the profile of AZX100. The Company is preparing to initiate Phase 2 human clinical efficacy studies of AZX100 in dermal scarring in the first quarter of 2009.  We expect to continue to perform further pre-clinical studies supporting multiple indications for AZX100 in 2009.

Chrysalin

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) cytokine modulation resulting in an anti-inflammatory effect; 3) inhibiting apoptosis (programmed cell death); and 4) modulating angiogenic factors.  It may have therapeutic value in diseases associated with endothelial dysfunction.

We have conducted clinical trials for two potential Chrysalin applications:  acceleration of fracture repair and diabetic foot ulcer healing.  We previously conducted a pilot human study for spine fusion, and pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair.  Currently, we are focusing our efforts on pre-clinical studies in vascular applications, such as acute myocardial infarction and chronic myocardial ischemia.  If successful, these studies will provide additional support for partnering future development of Chrysalin.  We are not currently planning additional pre-clinical or clinical studies in fracture repair, wound healing, spine fusion, cartilage defect repair, dental bone repair or tendon repair.

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

On November 26, 2003, we sold our Bone Device Business.

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications.  We became a development stage company commensurate with the acquisition.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our product candidates.

On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx, Inc.  Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100.

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2008, we have incurred $113 million in net losses as a development stage company.

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

Chrysalin

Vascular Endothelial Dysfunction (VED)

Impaired nitric oxide (NO) production reduces the responsiveness of endothelial cells to angiogenic factors and causes loss of endothelial function in ischemic and inflamed blood vessels contributing to a number of chronic diseases.  We hypothesize that Chrysalin may produce angiogenic and other tissue repair effects by activating or upregulating nitric oxide synthetase (NOS) in endothelial cells, and if so, that it may have potential therapeutic value in tissues and diseases exhibiting endothelial dysfunction.   Currently, we are evaluating multiple VED indications for development potential.  While the potential product markets are significant in size, the markets are characterized by intense competition by both large and small companies with a variety of competing technologies.

Clinical indications associated with VED include the broad areas of coronary artery disease (CAD).  Insufficient blood supply to the myocardium can result in myocardial ischemia, injury or infarction, or all three.  Atherosclerosis of the larger coronary arteries is the most common anatomic condition that causes diminished coronary blood flow.

Pharmacologic therapies in development for acute myocardial infarction include stem cell-based approaches, selective kinase inhibitors, thrombin-activatable plasminogen and other peptides.

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

We are in the preliminary stages of examining these disease states and the suitability of Chrysalin as a therapeutic agent to treat vascular disorders.

AZX100

Dermal Scarring

Approved

There is no approved pharmacologic treatment for scarless healing.  In the setting of keloid or hypertrophic scarring the scars are often excised and treated with steroids with variable results.

In Development

Among potential competing products are recombinant transforming growth factor beta 3 (TGF ß3) and antiTGFß1 antibodies.  Renovo is conducting Phase 3 clinical trials in Europe and the U.S. with recombinant TGFß3 (Juvista) for various scar prevention indications, including a recently accepted IND for keloid revisions.  While preliminary efficacy has been shown in healing in healthy individuals, like other therapeutics, TGFß3 addresses upstream signaling and only one fibrotic pathway and may have limited effectiveness in scar inhibition.  AZX100 inhibits fibrotic responses induced by multiple mediators, suggesting it may be more effective than TGFß3 at scarless healing.  Renovo has also begun clinical trials using a TGFß1 antibody, which like TGFß3, blocks part of the signaling cascade resulting in scar formation.  AZX100 may be more effective than TGFß1 antibodies through more comprehensive inhibition of multiple scarring cascades.

Asthma

Asthma ranks as the third highest reason for preventable hospitalizations in the U.S. with 470,000 hospitalizations and more than 5,000 deaths each year (American Academy of Allergy Asthma and Immunology Report).  Acute asthma accounts for an estimated two-million emergency department visits annually.  There are many competitors with asthma products approved or in development.  AZX100 has been shown to relax ex vivo airway smooth muscle and may be developed for the treatment of asthmatic attacks.  Specific markets include severe acute asthma and asthma that is refractory to current therapies.  Severe asthma has been defined as asthma that is refractory to current therapeutic approaches in clinical use (anti-inflammatory agents and bronchodilators).  The current approach is to use adrenergic agonists, which activate the cAMP/PKA pathway.  AZX100 is a mimetic of the molecule downstream of this pathway and hence may be more sensitive and specific for the treatment of severe asthma.  In addition, patients with severe asthma usually are treated in an emergency room; hence efficacy can be closely monitored and outcomes will be apparent in a short timeframe after treatment.  Recent data has demonstrated that one out of every six asthmatics has a mutation in the adrenergic receptor.  These patients do not respond to adrenergic agonists and in fact do worse when treated with adrenergic agonists.  This patient population would be potentially effectively treated with the AZX100 compound in that it acts downstream of the receptors.

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

Research and Development

Our Pre-clinical, Clinical, Chemical Materials and Controls, Regulatory and Quality Assurance departments (research and development) consist of approximately 18 employees who are assisted by consultants from the academic and medical practitioner fields.  Our employees have extensive experience in the areas of biomaterials, animal modeling, cellular and molecular biology, clinical trial design and data management.  Our Clinical department designs, initiates, monitors and manages our clinical trials. Our staff has been focused on clinical trials to advance AZX100 to NDA status in a dermal indication, pre-clinical studies investigating AZX100’s potential for the treatment of pulmonary diseases and intimal hyperplasia, pre-clinical work on Chrysalin in vascular indications and exploring the science behind and potential of AZX100 and Chrysalin.  We are executing a development plan for AZX100 which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1a trial was satisfied with the profile of AZX100.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1b trial was satisfied with the profile of AZX100.  The Company is preparing to initiate Phase 2 human clinical efficacy studies of AZX100 in dermal scarring in the first quarter of 2009.

We incurred $10.7 million and $9.6 million, in 2008 and 2007, respectively, on research efforts on Chrysalin and AZX100.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, the substantial majority of expenditures were AZX100 related in 2008 and 2007.

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

Patents, Licenses and Proprietary Rights

As part of our purchase of CBI on August 5, 2004, the license agreements between CBI and OrthoLogic for the development, use, and marketing of the therapeutic products utilizing Chrysalin were replaced by a direct license agreement between OrthoLogic and the University of Texas.  Under this direct license, we expanded our current license for Chrysalin from a license for only orthopedic indications to a license for any and all indications.  Subsequently, we entered into an agreement whereby the University of Texas assigned to us certain patents previously exclusively licensed to us.  We must pay the University of Texas royalties on future sales of products, sublicense fees and various other fees in connection with filing and maintaining Chrysalin-related patents. This obligation will expire upon the expiration of the subject patents. Chrysalin has been patented in the United States and in some other countries for a number of methods of use, including cardiovascular, chronic wounds, and orthopedic indications.  A composition of matter patent covering European countries expired in 2007 and the corresponding United States patent expires in 2011.  Our other patents for Chrysalin expire between 2021 and 2026.

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

As part of the February 27, 2006 AzERx transaction we also acquired a non-exclusive license from Washington University for transduction domain carrier patents which form part of AZX100.  Under the license, we are required to pay license maintenance payments and royalties on future sales of products that contain the licensed technology.  These obligations will end on the expiration of the last patent.

Chrysalin, Capstone Therapeutics and OrthoLogic are registered United States domestic trademarks of OrthoLogic Corp.

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

Employees

As of December 31, 2008, we had twenty-six permanent employees in our operations, including eighteen employees in research and development and eight in administration.  As a research and development business, we believe that the success of our business will depend in part on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants.  We face competition from private companies and public institutions for qualified research personnel.  None of our employees are represented by a union and we consider our relationship with our employees to be good.

Additional Information about OrthoLogic

OrthoLogic Corp. was incorporated as a Delaware corporation in July 1987 as IatroMed, Inc.  We changed our name to OrthoLogic Corp. in July 1991.  Effective October 1, 2008, OrthoLogic Corp. began doing business as Capstone Therapeutics.  Our executive offices are located at 1275 West Washington Street, Suite 101, Tempe, Arizona 85281, and our telephone number is (602) 286-5520.

Our website address is www.capstonethx.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practical after we file or furnish them to the U.S. Securities and Exchange Commission.  Once at our website, go to the “Investors” section to locate these filings.

In March 2004, we adopted a code of ethics that applies to all of our employees and has particular sections that apply only to our principal executive officer and senior financial officers.  We posted the text of our code of ethics on our website in the “Investors” section of our website under “Code of Ethics.”  In addition, we will promptly disclose on our website (1) the nature of any amendment to our code of ethics that applies to our principal executive officer and senior financial officers, and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such officer who is granted the waiver and the date of the waiver.

In this document, references to “we”, “our” and the “Company” refer to OrthoLogic Corp., now doing business as Capstone Therapeutics.  References to our “Bone Device Business” refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

Item 1A.	Risk Factors

Risks

The Company may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Annual Report on Form 10-K contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	unfavorable results of our product candidate development efforts;
•	unfavorable results of our pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to achieve market acceptance of our products;
•	the impact of present and future collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy; and
•	failure in the future to meet the requirements for continued listing on the NASDAQ Markets.

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

We expect to incur losses for a number of years as we expand our research and development projects.  Our current level of funds is not sufficient to support all research expenses to achieve commercialization of any of our product candidates.  On November 26, 2003, we sold all of our revenue generating operations.  We are now focused on developing and testing the product candidates of AZX100 and Chrysalin and have allocated most of our resources to bringing these product candidates to the market, either through clinical trials or partnering efforts.  We may invest in other peptide or small molecule-based therapeutics in the future, but there can be no assurance that opportunities of this nature will occur at acceptable terms, conditions or timing.  We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years.  As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase if we expand our research and development activities and incur significant expenses for clinical trials.  Our cash reserves are the primary source of our working capital.  There can be no assurance that our cash resources will be sufficient to cover our future operating requirements, or should there be a need, other sources of cash will be available, or if available, at acceptable terms.

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

If we fail to commercialize our product candidates, we will not be able to generate revenue.  We currently do not sell any products.  We have implemented a strategic shift in our development approach to our Chrysalin-based product candidates.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  Our product candidates have reached the following stages of development:

Chrysalin:
•	Acceleration of Fracture Repair	Phase 3 / Phase 2b human clinical trials
•	Diabetic Foot Ulcer Healing	Phase 1/2 human clinical trials
•	Spine Fusion	Phase 1/2 human clinical trials
•	Cartilage Defect Repair	Late stage pre-clinical trials
•	Tendon Repair	Early stage pre-clinical trials
•	Cardiovascular Repair	Pre-clinical trials
•	Dental Bone Repair	Pre-clinical trials

AZX100:
•	Scarring	IND filed in 2007, Phases 1 and 1b safety studies completed in 2008.

We are subject to the risk that:

•	the FDA finds some or all of our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	we are unable to get some or all of our product candidates to market in a timely manner;
•	we are not able to produce our product candidates in commercial quantities at reasonable costs;
•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or
•	the patients, insurance and/or physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects which delay or extend the trials;
•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;
•	regulatory delays or other regulatory actions;
•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;
•	change in the focus of our development efforts; and
•	re-evaluation of our clinical development strategy.

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

Should the results of ongoing pre-clinical studies or human clinical trials show negative safety or efficacy data, it may impact the development of our AZX100 product candidates, or partnering opportunities for Chrysalin product candidates.

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

Certain key Chrysalin methods of use patents have expired and other patents will expire during the development period of our Chrysalin product candidates.  We believe our current patents covering formulations and specific indications are adequate to protect the value of the Chrysalin product candidates.  However, if our current patents are not adequate, the value of our Chrysalin product candidates may be materially adversely impacted.

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

Chrysalin has been in the human testing phase for three potential products and earlier pre-clinical testing phases for four other potential products.  AZX100 has completed Phase 1 safety studies and Phase 2 dermal scarring efficacy studies are planned for early 2009.  The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures.  The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.  Chrysalin and AZX100 are new drugs and are subject to the most stringent level of FDA review.

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

Clinical trials are subject to oversight by institutional review boards and the FDA to ensure compliance with the FDA’s good clinical practice regulations, as well as other requirements for good clinical practices.  We depend, in part, on third-party laboratories and medical institutions to conduct pre-clinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices.  If any such standards are not complied with in our clinical trials, the FDA may suspend or terminate such trial, which would severely delay and possibly end the development of a product candidate.

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

Risks Related to Our Common Stock and Warrants

If we fail to meet the requirements for continued listing on the NASDAQ Stock Markets, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the NASDAQ Global Market.  We are required to meet specified financial requirements to maintain our listing on the NASDAQ Stock Markets.  One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock.  In 2008, our common stock closed at prices that are below the minimum bid price requirement and on August 11, 2008, we received a notice from NASDAQ, dated August 8, 2008, that the minimum bid price for our common stock had closed under $1.00 per share for over 30 business days, causing a violation of the continuing listing standard of the NASDAQ Global Market.  If, after the periods provided by NASDAQ rules, our stock price remains below the minimum bid price, or if we fail to satisfy any other continued listing requirement of the NASDAQ Stock Markets in the future, our common stock could be delisted from the NASDAQ Stock Markets.  A delisting of our common stock from the NASDAQ Stock Markets would make it more difficult for our shareholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.  Our securities may also trade at a lower market price than they otherwise would.

If we fail to satisfy any of the NASDAQ Stock Markets’ continued listing requirements, we cannot assure you that we would be successful in regaining compliance with those requirements in the future.  In the event of delisting, trading, if any, could continue to be conducted on the over the counter market in the so called “pink sheets” or on the OTC Bulletin Board.  Selling our common stock would be more difficult because, among other things, smaller quantities of shares would likely be bought and sold, transactions could be delayed, security analysts’ coverage of us could be reduced and shareholders may find it more difficult to obtain accurate quotations as to the market value of our common stock.  Also, a delisting (or a notice or other action indicating the possible future delisting of our common stock) could have a material adverse effect on the price for our shares and our ability to issue additional securities or to secure additional financing.  In addition, delisting from the NASDAQ Stock Markets may subject our common stock to “penny stock” rules under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  These rules impose additional sales practice and other requirements on broker-dealers who sell and/or make a market in securities deemed penny stocks under SEC rules.  Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the liquidity and price of our common stock.

Our stock price is volatile and fluctuates due to a variety of factors.

Our stock price has varied significantly in the past (from a high of $9.32 to a low of $0.40 during the period of January 1, 2004 through December 31, 2008) and may vary in the future due to a number of factors, including:

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

We are authorized to issue 100,000,000 shares of common stock.  As of December 31, 2008, there were 40,775,411 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights.  As of December 31, 2008, we had stock options outstanding to purchase approximately 2,990,304 shares of our common stock, the exercise price of which ranges between $1.02 per share to $7.83 per share, warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39, warrants outstanding to purchase 357,423 shares of our common stock with an exercise price of $1.91, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent additional options are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution.  At December 31, 2008, 30,302 shares remain available to grant under the 2005 Equity Incentive Plan.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.

Certain provisions of our amended and restated certificate of incorporation and bylaws will make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders may consider beneficial.

Certain provisions of our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of the Company and our stockholders.  These provisions include, among other things, the following:

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
--------------------------------

Developments in any of these areas, which are more fully described elsewhere in “Item 1 - Business,” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” could cause our results to differ materially from results that have been or may be projected by us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

Market Information

Our common stock commenced trading on NASDAQ on January 28, 1993 and is currently trading on the NASDAQ Global Market under the symbol “CAPS.”    The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of our common stock.

	2008		2007
	High	Low	High	Low
First Quarter	$1.34	$0.79	$1.80	$1.35
Second Quarter	$1.09	$0.79	$1.64	$1.40
Third Quarter	$0.99	$0.72	$1.60	$1.35
Fourth Quarter	$0.95	$0.40	$1.59	$1.28

As of February 28, 2009, 40,775,411 shares of our common stock were outstanding and held by approximately 982 stockholders of record.

Dividends.

We have never paid a cash dividend on our common stock.  We do not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

On March 5, 2008, we announced that our Board of Directors had approved a stock repurchase program for up to five percent of our then outstanding common shares.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors.  There were approximately 41.8 million shares of common stock outstanding at March 5, 2008.

During the year ended December 31, 2008, we purchased a total of 1,131,622 shares at a total cost of $1,041,000.

The following table summarizes information regarding shares purchased during the three months ended December 31, 2008.

Month	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
November 1 - 30	18,804	$0.48	18,804
December 1 - 31	30,022	$0.50	30,022	950,000

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected financial data for each of the five years in the period ended December 31, 2008, is derived from our audited financial statements.  The selected financial data should be read in conjunction with the financial statements, related notes to the financial statements and other financial information appearing elsewhere in this annual report on Form 10-K and particularly the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We sold our bone growth stimulation device business (“Bone Device Business”) on November 26, 2003.  On August 5, 2004, we purchased substantially all the assets and the intellectual property of CBI.  We became a development stage company commensurate with the CBI acquisition.  On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx.  The financial data as presented in the following schedule reflects the gain on the sale of the bone growth stimulation device business as discontinued operations and reflects the purchased net assets of CBI and AzERx from the dates of those respective acquisitions.

Research and Development expenses in 2004, 2005 and 2006 include expenditures related to Phase 3 and Phase 2b Chrysalin clinical trials in distal radial fracture.

On March 15, 2006, we reported results of our Phase 3 fracture repair human clinical trial.  For the primary endpoint, time to removal of immobilization, no statistically significant difference was observed between placebo and a single injection of Chrysalin.

On August 29, 2006, we reported the results of interim analysis of data from our Phase 2b dose-ranging clinical trial of Chrysalin in unstable, displaced distal radius (wrist) fractures and termination of the Phase 2b study.  In the dataset of 240 subjects as a group that were evaluable in the Phase 2b interim analysis, treatment with Chrysalin did not demonstrate benefit compared to placebo in the primary efficacy endpoint of time to removal of immobilization.

In 2006 we implemented a strategic shift in our development approach to our Chrysalin-based product candidates, to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.

Research and Development expenses in 2007 include regulatory required expenses related to the completion of the Phase 3 and Phase 2b distal radial fracture studies and expenses to file an IND in dermal scarring for AZX100.  Research and Development expenses in 2008 include expenditures to complete Phase 1a and Phase 1b safety clinical trials in dermal scarring for AZX100.

STATEMENTS OF OPERATIONS DATA
(A Development Stage Company)
(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006(1)	2005(2)	2004(3)

Operating expenses
General and administrative	$2,991	$3,738	$6,558	$4,910	$3,306
Research and development	10,693	9,641	19,661	25,444	17,116
Purchased in-process research and development	-	-	8,471	-	25,840
Other	-	-	-	(250)	(347)
Total operating expenses	13,684	13,379	34,690	30,104	45,915
Interest and other income, net	(2,082)	(3,278)	(3,883)	(2,640)	(1,464)
Loss from continuing operations before taxes	11,602	10,101	30,807	27,464	44,451
Income taxes expense (benefit)	(363)		1,106	(108)	(642)
Loss from continuing operations	11,239	10,101	31,913	27,356	43,809
Discontinued operations

Net gain on the sale of the bone device business net of taxes $0, $0, $0, $96, ($363) respectively	-	-	-	(154)	(2,048)
NET LOSS	$11,239	$10,101	$31,913	$27,202	$41,761
Per Share Information:

Net loss from continuing operations basic and diluted	$0.27	$0.24	$0.78	$0.72	$1.22

Net (income) from discontinued operations basic and diluted	$-	$-	$-	$-	$(0.06)

Net loss basic and diluted	$0.27	$0.24	$0.78	$0.72	$1.16

Basic and diluted shares outstanding	41,078	41,644	40,764	38,032	35,899

1.
Research and development expenses in 2006 include recognition of a $2,100,000 Chrysalin patent cost impairment loss.  Operating expenses in 2006 included $8,471,000 of purchased in-process research and development costs associated with the AzERx acquisition in February 2006.  Income tax expenses in 2006 included the recording of a $1,106,000 valuation allowance for a deferred tax asset related to a Alternative Minimum Tax credit carryover.

2.
Total operating expenses in 2005 were reduced by $250,000 as a result of a final settlement payment received from the buyer of the CPM business.  A net gain of $154,000 was recognized on the sale of the Bone Device Business due to receipt of the entire escrow deposit outstanding.

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

BALANCE SHEET DATA
(in thousands)

	December 31,
	2008	2007	2006	2005	2004
Working capital	$44,865	$37,684	$52,533	$78,423	$88,955
Total assets	$49,514	$61,862	$72,589	$88,343	$115,184
Long term liabilities, less current maturities	$-	$-	$-	$183	$137
Stockholders’ equity	$47,522	$59,461	$69,148	$84,178	$110,930

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Chrysalin, Capstone Therapeutics and OrthoLogic are registered United States domestic trademarks of OrthoLogic Corp.

Our development activities for the Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment.  Through December 31, 2008, we have incurred $113 million in net losses as a development stage company.

Description of the business

OrthoLogic is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We are focused on the development and commercialization of two product platforms:  Chrysalin® (TP508) and AZX100.

Chrysalin

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects by activating or upregulating nitric oxide synthase (NOS) and the production of nitric oxide in endothelial cells, and if so, it may have potential therapeutic value in tissues and diseases exhibiting endothelial dysfunction.  We have conducted clinical trials for two potential Chrysalin-based products, acceleration of fracture repair, and diabetic foot ulcer.  We previously conducted a pilot study for spine fusion.  We have conducted pre-clinical testing for cartilage defect repair, cardiovascular repair (including acute myocardial infarction and myocardial ischemia), dental bone repair and tendon repair.

The development of each of our potential Chrysalin-based product candidates is based on our collective knowledge and understanding of how Chrysalin contributes to the repair of tissue.  While there are important differences in each of the product candidates in terms of purpose (acute myocardial infarction, myocardial ischemia, fracture repair, diabetic foot ulcer healing, etc.) each product candidate is focused on accelerating and enhancing tissue repair.

Chrysalin-based Product Candidates

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

•
Although we do not currently plan to re-enter clinical trials with Chrysalin, we will perform pre-clinical and clinical studies which we believe would serve to strengthen our portfolio and partnering possibilities.

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

We are executing a development plan for this peptide which included the filing of an IND for a dermal indication in 2007, completion of Phase 1a and Phase 1b safety studies in 2008, and includes the commencement of Phase 2 efficacy studies in dermal scarring in the first quarter of 2009.  The first safety study included 30 healthy subjects and was completed in mid 2008.  Our second safety study for dermal scarring (Phase 1b), which included 40 subjects, was completed in the fourth quarter of 2008.  The studies’ Safety Committee reviewing all safety-related aspects of the clinical trials was satisfied with the profile of AZX100.

_________________________________

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

Income Taxes:  SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset.  We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance for all of our deferred tax assets of approximately $45 million at December 31, 2008.  The valuation allowance includes an allowance recorded in 2006 for a previously recorded deferred tax asset related to a Alternative Minimum Tax credit carryover of $1,106,000.

Patents: On November 2, 2006, we announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to our Chrysalin product platform.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  SFAS No. 142 requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less than its carrying cost.  We are unable to determine the timing or amount of net cash in-flow to be generated from Chrysalin-based product candidates.  Accordingly, due to this uncertainty, we recognized an impairment loss for the amount of unamortized Chrysalin product platform patent costs of $2,100,000 in 2006. The impairment loss was included in research and development expenses in 2006.

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

Results of Operations Comparing Years Ended December 31, 2008 and 2007

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations decreased by $747,000 from $3,738,000 in 2007, to $2,991,000 in 2008.  Our G&A expenses during 2008 were lower than 2007 primarily as a result of general cost containment efforts.

Research and Development Expenses:  Research and development expenses were $10,693,000 for 2008 compared to $9,641,000 for 2007.  Our research and development expenses increased by $1,052,000 in 2008, compared to 2007, primarily due to costs related to our Phase 1 clinical trials in dermal scarring and our previously announced completion of a pre-clinical study to assess the effects of Chrysalin in a model of acute myocardial infarction (heart attack), partially offset by a decline in AZX100 pre-clinical costs related to the filing of an IND in a dermal scarring indication, which was completed as of December 31, 2007.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, the substantial majority of our research and development expenses in 2008 and 2007 are directed towards AZX100 development efforts.

Interest and Other Income, Net:  Interest and other income, net decreased from $3,278,000 in 2007 to $2,082,000 in 2008, due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in 2008 of $11.2 million compared to a net loss of $10.1 million in 2007.  The increase in the net loss for 2008 compared to 2007 resulted primarily from costs related to our Phase 1 clinical trials in dermal scarring in 2008, reduced interest income, due to the decrease in interest rates between the two periods and reduction in the amount available for investment, partially offset by lower general and administrative expenses, due to general cost containment efforts, reduced AZX100 pre-clinical costs related to the filing of an IND for a dermal scarring indication, which was completed as of December 31, 2007, and reversal of a $363,000 income tax reserve in the fourth quarter of 2008.

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

Research and Development Expenses:  Research and development expenses were $9,641,000 for the year ended December 31, 2007 compared to $19,661,000 in 2006.  Our research and development expenses decreased by $10,020,000 in the year ended December 31, 2007 compared to 2006, primarily due to a $5.5 million decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006 and a Chrysalin patent impairment loss of $2.1 million recorded in 2006.

Interest and Other Income, Net:  Interest and other income net decreased from $3,883,000 in the year ended December 31, 2006 to $3,278,000 in 2007, due to a reduction in the cash and investments available for investment during 2007.

Net Loss:  We incurred a net loss in 2007 of $10.1 million compared to a net loss of $31.9 million in 2006.  The $21.8 million decrease in the net loss in the year ended December 31, 2007 compared to the same period in 2006, results primarily from $8.5 million of purchased in-process research and development costs in 2006, a decrease of $2.0 million in non-cash stock compensation expense, reduced costs in 2007 reflecting management changes and staff reductions which occurred in the first half of 2006,  a $5.5 million decline in clinical costs related to our fracture repair Phase 3 and Phase 2b clinical trials, which were substantially completed as of December 31, 2006, a Chrysalin product platform patent impairment loss of $2.1 million recorded in 2006, and the recognition in 2006 of income tax expense related to the recording of a valuation allowance of $1.1 million for a deferred tax asset related to a Alternative Minimum Tax credit carryover.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin and AZX100 product candidates.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period. At December 31, 2008, we had cash and cash equivalents of $23.1 million, short-term investments of $22.7 million and long-term investments of $2.2 million.

We announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach for Chrysalin-based product candidates.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  We will continue to explore Chrysalin’s therapeutic value in tissues and diseases exhibiting endothelial dysfunction as well as the science behind and potential of Chrysalin.  We will also continue research and development expenditures for further pre-clinical studies supporting multiple indications for AZX100 and plan to commence a Phase 2 human clinical trial for dermal scarring with AZX100 in the first quarter of 2009.

Our future research and development expenses may vary significantly from prior periods depending on the Company’s decisions on its future Chrysalin and AZX100 development plans.  Our future interest and other income may vary significantly from prior periods based on changes in interest rates and amounts available for investment.

On March 5, 2008, we announced a stock repurchase program and at December 31, 2008, we had repurchased 1,131,622 shares of our common stock, at a total cost of $1,041,000, and had allocated approximately $1,000,000 to fund possible future stock repurchases.

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

We had no debt and no derivative instruments at December 31, 2008.  Our investment portfolio is used to preserve our capital until it is required to fund our operations.  Our investment instruments are classified as held-to-maturity.  We do not own derivative financial instruments in our investment portfolio.  We maintain a non-trading investment portfolio of investment grade securities that limits the amount of non-US Government obligations credit exposure of any one issue, issuer or type of instrument.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Our long-term investment at December 31, 2008 is a U.S. Government obligation and matures in February 2010.

Item 8.	Financial Statements and Supplementary Data

Balance sheets as of December 31, 2008 and December 31, 2007, statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008, and the statements of operations and cash flow for the period of August 5, 2004 through December 31, 2008, together with the related notes and the reports of Ernst & Young, LLP, our independent registered public accounting firm, are set forth on the “F” pages of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a - 15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of OrthoLogic Corp. (a development stage company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Annual Report on Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2009 Annual Meeting of Stockholders to be held on May 8, 2009, no later than 120 days after the close of its fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2009 Annual Meeting of Stockholders to be held on May 8, 2009, no later than 120 days after the close of its fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2009 Annual Meeting of Stockholders to be held on May 8, 2009, no later than 120 days after the close of its fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2009 Annual Meeting of Stockholders to be held on May 8, 2009, no later than 120 days after the close of its fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2009 Annual Meeting of Stockholders to be held on May 8, 2009, no later than 120 days after the close of its fiscal year ended December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of OrthoLogic Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firm.

Balance Sheets - December 31, 2008 and 2007.

Statements of Operations - Each of the years in the two-year period ended December 31, 2008 and for the period of August 5, 2004 through December 31, 2008.

Statements of Stockholders’ Equity - Each of the years in the two-year period ended December 31, 2008.

Statements of Cash Flows - Each of the years in the two-year period ended December 31, 2008 and for the period of August 5, 2004 through December 31, 2008.

Notes to Financial Statements.

2.	Financial Statement Schedules have been omitted since they are not applicable.

3.	All management contracts and compensatory plans and arrangements are specifically identified on the attached Exhibit Index.

(b)	Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

(c)	Financial Statements and Schedules - See Item 15(a)(1) and Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOLOGIC CORP.

Date: March 13, 2009	By	/s/ John M. Holliman, III
John M. Holliman, III
Executive Chairman

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer) and Director	March 13, 2009
/s/ Fredric J. Feldman Fredric J. Feldman, Ph.D.	Director	March 13, 2009
/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 13, 2009
/s/ William M. Wardell William M. Wardell, MD, Ph.D.	Director	March 13, 2009
/s/ Augustus A. White, III Augustus A. White III, MD.	Director	March 13, 2009
/s/ Randolph C. Steer Randolph C. Steer, MD, Ph.D.	President	March 13, 2009
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

S-2

OrthoLogic Corp.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2008

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

2.1	Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and Chrysalis Biotechnology, dated April 28, 2004 (*)	Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 3, 2004 (“June 2004 S-4”)
2.2	Amendment No. 1 to Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and Chrysalis Biotechnology, dated June 1, 2004 (*)	Exhibit 2.2 to the Company’s June 2004 S-4
2.3	Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization between OrthoLogic Corp. and Chrysalis Biotechnology, Inc., dated August 5, 2004 (*)	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2004
2.4	Asset Purchase Agreement and Plan of Reorganization by and between OrthoLogic Corp. and AzERx, Inc., dated February 23, 2006 (*)	Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 25, 2006
3.1	Restated Certificate of Incorporation, executed April 15, 2005	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 10, 2005 (“March 2005 10-Q”)
3.2	Amended and Restated Certificate of Designation of Series A Preferred Stock, executed June 19, 2007	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2007 (“June 25th 2007 8-K”)
3.3	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
4.1	Class A Warrant Agreement dated February 24, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest)	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2006
4.2	Form of Additional Class A Warrant Agreement related to the Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc.	Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 13, 2006 (“April 2006 S-3”)
4.3	Class A Warrant Agreement dated June 30, 2006 by and between OrthoLogic Corp. and PharmaBio Development, Inc	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006
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
Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.
4.7	Rights Agreement, dated as of June 19, 2007, between OrthoLogic Corp. and the Bank of New York	Exhibit 4.1 to the June 25th 2007 8-K
10.1	Form of Indemnification Agreement(**)	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	1997 Stock Option Plan of the Company, as amended and approved by the stockholders (1)	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 2, 2005
10.3	Single-tenant Lease dated June 12, 1997, by and between the Company and Chamberlain Development, L.L.C.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the SEC on November 14, 1997
10.4
Patent License Agreement between the Board of Regents of The University of Texas System through its component institution The University of Texas Medical Branch at Galveston and Chrysalis Biotechnology, Inc., dated April 27, 2004 and exhibits thereto (2)
Exhibit 10.1 to the Company’s Amendment No. 1 to its Registration Statement on Form S-4, filed July 14, 2004
10.5	Form of Incentive Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (***)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005
10.6	Form of Non-qualified Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (***)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006
10.7	Patent Assignment Agreement dated June 28, 2005, between the Company and the University of Texas	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005 (the “June 2005 10-Q”)
10.8	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the June 2005 10-Q
10.9	Letter of Stock Option Grant to Dr. James M. Pusey for 200,000 shares of the Company’s common stock, dated March 3, 2005 (1)	Exhibit 10.3 to the March 4th, 2005 8-K
10.10	Letter of Stock Option Grant to Dr. James M. Pusey for 300,000 shares of the Company’s common stock, dated March 3, 2005 (1)	Exhibit 10.4 to the March 4th, 2005 8-K
10.11	Employment Agreement between the Company and Dana Shinbaum, dated October 17, 2005 (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2005
10.12	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)

10.13	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K
10.14	Separation Agreement and Release dated April 5, 2006 by and between OrthoLogic Corp. and James M. Pusey (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2006
10.15	Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc., dated February 24, 2006.	Exhibit 10.1 to the Company’s April 2006 S-3
10.16	Registration Rights Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc., dated February 24, 2006	Exhibit 10.2 to the Company’s April 2006 S-3
10.17	Registration Rights Agreement by and between OrthoLogic Corp., AzERx, Inc., and Certain Shareholders, dated February 27, 2006	Exhibit 10.3 to the Company’s April 2006 S-3
10.18	Amended and Restated License Agreement dated February 23, 2006 by and between OrthoLogic Corp. and Arizona Science Technology Enterprises, LLC	Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 25, 2006
10.19	2005 Equity Incentive Plan (2005 Plan) (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.20	Form of Incentive Stock Option Grant Letters for Grants under the 2005 Plan (***)	Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2006, filed on August 8, 2006 (“June 2006 10-Q”)
10.21	Form of Non-Qualified Stock Options Grant Letter for Grants under the 2005 Plan (***)	Exhibit 10.2 to the Company’s June 2006 10-Q
10.22	Form of Restricted Stock Grant Letters for Grants under the 2005 Plan	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.23	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
10.24	Employment Agreement between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp., effective May 12, 2006 (1)	Exhibit 10.7 to the Company’s June 2006 10-Q
10.25	Management Service Agreement between Valley Venture III, Management LLC, John M. Holliman, III, Executive Chairman and OrthoLogic Corp., effective May 12, 2006 (1)	Exhibit 10.8 to the Company’s June 2006 10-Q
10.26	Amendment No.1 to Registration Rights Agreement dated June 30, 2006 by and between PharmaBio Development, Inc., and OrthoLogic Corp.	Exhibit 10.4 to the Company’s September 2006 S-3/A
10.27	Separation Agreement and Release dated November 17, 2006 by and between OrthoLogic Corp., and James T. Ryaby, Ph.D. (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2006 (“November 24th 8-K”)
10.28	Consulting Agreement dated November 17, 2006 by and between James T. Ryaby, Ph.D., and OrthoLogic Corp. (1)	Exhibit 10.2 to the Company’s November 24th 8-K

10.29	Lease Agreement dated July 19, 2007, by and between the Company and Phoenix Investors #13, L.L.C.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2007
10.30	Amendment #1 to Employment Agreement dated May 21, 2007, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp.	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.
10.31	Amendment #2 to Employment Agreement dated February 21, 2008, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.
10.32
Amendment No. 3, dated November 4, 2008, to the Management Services Agreement effective May 12, 2006 by and between AGP Management, LP, John M. Holliman, III, Executive Chairman, and OrthoLogic Corp. (1)
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed with the SEC on November 6, 2008 (the “November 6, 2008 10-Q”)
10.33	Amendment No. 3, dated November 4, 2008, to the Employment Agreement effective May 12, 2006, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp. (1)	Exhibit 10.2 to the Company’s November 6, 2008 10-Q
16.1	Letter from Deloitte and Touche, LLP, to the SEC dated June 19, 2006	Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2006
23.1	Consent of independent registered public accounting firm.		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended		X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350****

(1)	Management contract or compensatory plan or arrangement.
(2)	Portions of this agreement have been redacted and filed under confidential treatment request with the Securities and Exchange Commission.

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
****     Furnished herewith.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OrthoLogic Corp. (dba Capstone Therapeutics)

We have audited the accompanying balance sheet of OrthoLogic Corp. (dba Capstone Therapeutics) (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period August 5, 2004 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period August 5, 2004 (inception) through December 31, 2005, were audited by other auditors whose report dated March 9, 2006 expressed an unqualified opinion on those statements.  Our opinion on the statement of operations, stockholders’ equity and cash flows for the period August 5, 2004 (inception) through December 31, 2008, insofar as it relates to the amounts for prior periods through December 31, 2005, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrthoLogic Corp. (dba Capstone Therapeutics) (a development stage company) as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended and the period from August 5, 2004 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP	Ernst & Young LLP
Phoenix, Arizona
March 10, 2009

ORTHOLOGIC CORP
(dba Capstone Therapeutics)
(A Development Stage Company)
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$23,088	$20,943
Short-term investments	22,675	18,236
Prepaids and other current assets	1,094	906
Total current assets	46,857	40,085

Furniture and equipment, net	436	318
Long-term investments	2,221	21,459
Total assets	$49,514	$61,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,063	$702
Accrued compensation	648	824
Other accrued liabilities	281	875
Total current liabilities	1,992	2,401

Stockholders' Equity

Common Stock $.0005 par value; 100,000,000 shares authorized; 40,775,411 shares in 2008 and 41,758,065 shares in 2007 issued and outstanding	20	21
Additional paid-in capital	188,314	189,013
Accumulated deficit	(140,812)	(129,573)
Total stockholders' equity	47,522	59,461
Total liabilities and stockholders' equity	$49,514	$61,862

See notes to financial statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,		As a Development Stage Company August 5, 2004-
	2008	2007	December 31, 2008

OPERATING EXPENSES
General and administrative	$2,991	$3,738	$20,075
Research and development	10,693	9,641	73,519
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	13,684	13,379	127,530
Interest and other income, net	(2,082)	(3,278)	(12,634)
Loss from continuing operations before taxes	11,602	10,101	114,896
Income tax benefit	(363)	-	(7)
Loss from continuing operations	11,239	10,101	114,889

Discontinued Operations
Net gain on the sale of the bone device business, net of taxes of $267	-	-	(2,202)
NET LOSS	$11,239	$10,101	$112,687

Per Share Information:
Net loss, basic and diluted	$0.27	$0.24
Basic and diluted shares outstanding	41,078	41,644

See notes to financial statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance December 31, 2006	41,564	$21	$188,236	$(119,109)	$69,148

Adoption of FIN 48	-	-	-	(363)	(363)
Stock option compensation cost	-	-	534	-	534
Compensation earned on stock awards	194	-	243	-	243
Net loss	-	-	-	(10,101)	(10,101)
Balance December 31, 2007	41,758	21	189,013	(129,573)	59,461

Stock option compensation cost	-	-	177	-	177
Compensation earned on stock awards	149	-	164	-	164
Common stock purchased and retired	(1,132)	(1)	(1,040)	-	(1,041)
Net loss	-	-	-	(11,239)	(11,239)
Balance December 31, 2008	40,775	$20	$188,314	$(140,812)	$47,522

See notes to financial statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,		As a Development Stage Company August 5th 2004 -
	2008	2007	December 31, 2008

OPERATING ACTIVITIES
Net loss	$(11,239)	$(10,101)	$(112,687)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	131	169	3,565
Non-cash stock compensation	341	777	4,061
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Prepaids and other current assets	(189)	1,044	614
Accounts payable	361	(919)	92
Accrued liabilities	(768)	(384)	(2,085)
Cash flows used in operating activities	(11,363)	(9,414)	(73,657)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(250)	(178)	(943)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(29,757)	(51,395)	(227,046)
Maturities of investments	44,556	63,883	260,088
Cash flows provided by investing activities	14,549	12,310	34,391
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	(1,041)		(1,041)
Cash flows (used in) provided by financing activities	(1,041)	-	6,947
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,145	2,896	(32,319)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,943	18,047	55,407
CASH AND CASH EQUIVALENTS, END OF YEAR	$23,088	$20,943	$23,088

Supplemental Disclosure of Non-Cash Investing Activities AzERx / CBI Acquisitions
Current assets acquired	$-	$-	$29
Patents acquired	-	-	2,142
Liabilities acquired, and accrued acquisition costs	-	-	(457)
Original investment reversal	-	-	(750)
In-process research and development acquired	-	-	34,311
Common stock issued for acquisitions	-	-	(31,217)
Cash paid for acquisitions	$-	$-	$4,058

See notes to financial statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

OrthoLogic is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We are focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin® (TP508).

AZX100 is a novel synthetic pre-clinical 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring, treatment of pulmonary disease and vascular intimal hyperplasia.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  OrthoLogic has an exclusive worldwide license to AZX100.

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) cytokine modulation resulting in an anti-inflammatory effect; 3) inhibiting apoptosis (programmed cell death); and 4) promoting angiogenesis and revascularization.  It may have therapeutic value in diseases associated with endothelial dysfunction.  We have primarily investigated Chrysalin in two indications, fracture repair and diabetic foot ulcer healing and we are currently studying other potential vascular indications.  The Company owns exclusive worldwide rights to Chrysalin.

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

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications.  We became a development stage entity commensurate with the acquisition.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our product candidates.

On February 27, 2006, the Company purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, OrthoLogic acquired an exclusive license for the core intellectual property relating to AZX100.

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2008, we have incurred $113 million in net losses as a development stage company.

OrthoLogic Corp. commenced doing business as Capstone Therapeutics on October 1, 2008.

In these notes, references to “we”, “our”, the “Company”, “Capstone Therapeutics” and “Capstone”, refer to OrthoLogic Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

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

The significant estimates include the Chrysalis Biotechnology, Inc. and AzERx purchase price allocations, valuation of intangibles, income taxes, contingencies and accounting for stock-based compensation.

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

Patents.  Patent costs relate to the acquisition of CBI and rights associated with Chrysalin were being amortized over the estimated life of the patents, 6 - 17 years.  On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach for Chrysalin.   The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market.  SFAS No. 142 requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less that it’s carrying cost.  The Company was unable to determine the timing or amount of net cash in-flow to be generated from Chrysalin-based product candidates.  Accordingly, due to this uncertainty, the Company recognized an impairment loss for the amount of unamortized Chrysalin patent costs of $2,100,000 in 2006.

Research and development.  Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain payments regarding the continued clinical testing of Chrysalin and AZX100.  All research and development costs are expensed when incurred.

Accrued Clinical.  Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials.  Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We had no active clinical trials at December 31, 2008 or 2007.  Our Phase 1a and Phase 1b clinical trials for AZX100 in dermal scarring were both commenced and completed during 2008.

Stock-based compensation. At December 31, 2005, we had two stock-based employee compensation plans described more fully in Note 6.  Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Stock-based employee compensation cost was normally not recognized, as all options granted under our stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  For non-employees, this expense is recognized as the service is provided in accordance with guidance in Emerging Issues Task force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)).  SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We use the historical volatility adjusted for future expectations.  The expected life of the stock options is based on historical data and future expectations.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest.  We recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight line basis over the requisite service period as if the award was, in-substance, a multiple award.  However, the amount of compensation cost recognized at any date must at least equal the portion of grant-date fair value of the award that is vested at that date.  The amount of stock-based compensation expense in 2006 and thereafter is reduced for estimated forfeitures.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

The Company recorded stock option based compensation of $341,000 in 2008 and $534,000 in 2007.  Net loss for the years ended December 31, 2008 and 2007 increased by $341,000 and $534,000, respectively, and loss per weighted average basic and diluted shares outstanding increased by $0.01 per share in 2008 and $0.01 per share in 2007.

Loss per common share.  Loss per common share is computed on the weighted average number of common or common and equivalent shares outstanding during each year.  Basic earnings per share is computed as net loss divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and non-vested restricted stock when the effect would be dilutive.  Because the average market price of the Company’s Common Stock for the year ended December 31, 2008 was lower than the exercise prices of outstanding options and warrants, all outstanding options and warrants were anti-dilutive at December 31, 2008 and excluded from the calculation of earnings per share.

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

Income Taxes.  Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities.  We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized.  Pursuant to SFAS No. 109, we have determined that the deferred tax assets at December 31, 2008 require a full valuation allowance given that it is not “more likely than not” that the assets will be recovered.

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

Based on our evaluation upon adoption of FIN 48 on January 1, 2007 and in accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $363,000 at January 1, 2007, increasing its liability for unrecognized tax benefits, interest, and penalties and increasing accumulated deficit.  For each period, we evaluated the tax years that remain open for assessment for federal and state tax purposes.  This generally includes the years ended December 31, 2003 through 2008.  However, during 2008, the 2003 statute of limitations expired in various states, other than Arizona.  As a result, the FIN 48 reserve of $363,000 as of December 31, 2007 is no longer required as of December 31, 2008.  This has been reflected as an income tax benefit in the Statements of Operations in 2008.

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1	$1,001,000	$1,001,000
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Reductions due to lapse in statute of limitations	$(363,000)	-
Balance at December 31	$638,000	$1,001,000

Included in the gross amount of unrecognized tax benefits, as of December 31, 2007 and 2008, are $638,000 of unrecognized tax benefits that would not impact the effective tax rate.

We may, from time-to-time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007 and 2008, the Company did not recognize a material amount in interest and penalties.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted the reporting requirements of FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”, and No. 159, (SFAS 159) “Fair Value Option for Financial Assets and Liabilities”.  SFAS 157 establishes a standard framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements.  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “value option”).  The Company did not choose to voluntarily measure any financial assets or liabilities at fair value.  The adoption of SFAS 157 and SFAS 159 did not have an effect on the Company’s results of operations or financial position.

In December 2007, the FASB ratified the consensuses reached in Emerging Issue Task Force, or EIFT, Issue No. 07-1, “Collaborative Arrangements”.  EITF Issue No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties.  Under EITF Issue No. 07-1, payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification should be accounted for using the relevant provisions of that literature.  If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments should be based on an analogy to authorize accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.  EITF Issue No. 07-1 also provides disclosure requirements and is effective for the Company on January 1, 2009.  The effect of applying EITF Issue No. 07-1 will be reported as a change in accounting principle through retrospective applications to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable.  The Company does not expect that the impact that the adoption of EITF Issue No. 07-1 will have a material impact on its consolidated financial statements.

2.	ASSET ACQUISITION OF CHRYSALIS BIOTECHNOLOGY, INC

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis BioTechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications for $2.5 million in cash, excluding acquisition costs, and $25.0 million in OrthoLogic common stock.  We issued 3,462,124 shares of OrthoLogic common stock to CBI for this transaction.  Pursuant to the terms of the definitive agreement, we must issue an additional number of shares of OrthoLogic common stock valued at $7.0 million upon the occurrence of certain trigger events, which include the sale or other transactions that result in a change of control of OrthoLogic or the acceptance by the U.S. Food and Drug Administration of a new drug application for a product based on Chrysalin, if either such trigger occurs within five years of closing.

3.	INVESTMENTS AND FAIR VALUE DISCLOSURES

At December 31, 2008, investments consisted of U.S. Government obligations and corporate commercial paper or bonds and were classified as held-to-maturity securities.  Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

INVESTMENTS AND FAIR VALUE DISCLOSURES

Investments with maturities – Short-term	December 31,
	2008	2007
Amortized cost	$22,675	$18,236
Unrealized gain	528	117
Fair value	$23,203	$18,353

Investments with maturities – Long term	December 31,
	2008	2007
Amortized cost	$2,221	$21,459
Unrealized gain	104	610
Fair value	$2,325	$22,069

For our cash and cash equivalents and short-term investments, the carrying amount is assumed to approximate the fair market value because of the liquidity of these instruments.  The carrying amount is assumed to be the fair value for other current assets, accounts payable and other accrued expenses because of their short maturity.  Our long-term investment carries a market interest rate and the fair market value of the investment approximated the carrying value (as shown above) at December 31, 2008.

Our long-term investment at December 31, 2008 is a U.S. Government obligation and matures in February 2010.

4.	FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Machinery and equipment	$1,116	$1,258
Furniture and fixtures	69	144
Leasehold improvements	36	-
	1,221	1,402
Less accumulated depreciation and amortization	(785)	(1,084)
Total	$436	$318

Depreciation expense for the years ended December 31, 2008 and 2007, and for the period of August 5, 2004 through December 31, 2008 was $126,000, $166,000 and $939,000, respectively.

5.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2008	2007
Accruals and reserves	$82	$328
Valuation allowance	(82)	(328)
Total current	-	-
NOL, AMT and general business credit carryforwards	44,354	38,357
Difference in basis of fixed assets	79	93
Accruals and reserves	808	756
Difference in basis of intangibles	(37)	35
Valuation allowance	(45,204)	(39,241)
Total non current	-	-
Total deferred income taxes	$-	$-

The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31		As a Development Stage Company August 5, 2004 -
	2008	2007	December 31, 2008
Provision (benefit) for income taxes
Current	$(363)	$-	$(1,113)
Deferred	-	-	1,106
Income tax provision (benefit)	$(363)	$-	$(7)

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $45 million at December 31, 2008.  The valuation allowance includes approximately $6.7 million for net operating loss carry forwards that relate to stock option compensation expense for income tax reporting purposes.  The results of the Company’s Phase 3 Chrysalin fracture repair human clinical trial, which were received in 2006, resulted in a change in our planned clinical pathway and timeline for our Chrysalin fracture repair indication.  This potential change, when factored with our current significant net operating loss carryovers and current period net loss, resulted in a revision of our estimate of the need for a valuation allowance for the previously recorded deferred tax asset related to a Alternative Minimum Tax credit carryover.  Due to the uncertainty that the deferred tax asset will be realized, we recorded a valuation allowance for the full amount of the deferred tax asset ($1,106,000) in 2006. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

We have accumulated approximately $101 million in federal and $89 million in state net operating loss carryforwards (“NOLs”) and approximately $6 million of general business and alternative minimum tax credit carryforwards.  The federal NOLs expire between 2023 and 2028.  The Arizona state NOL’s expire between 2009 and 2013.  The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

The AzERx and CBI acquisitions were treated as tax free reorganizations under Internal Revenue Code Section 368 and therefore resulted in a carryover basis and no income tax benefit for the related acquisition costs, including in-process research and development costs.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2008 and 2007 and for the period of August 5, 2004 through December 31, 2008 (in thousands):

			As a Development Stage Company
	Years Ended December 31,		August 5, 2004 -
	2008	2007	December 31, 2008
Income tax provision (benefit) at statutory rate	$(3,945)	$(3,434)	$(39,062)
State income taxes	(534)	(465)	(4,181)
Purchased in-process research and development	-	-	12,533
Research credits	(1,477)	(1,516)	(4,778)
Change in FIN 48 reserve	(363)	-	(363)
Other	156	(291)	1,180
Change in valuation allowance	5,800	5,706	34,664
Net provision (benefit)	$(363)	$-	$(7)

6.	STOCKHOLDERS’ EQUITY

The number of common shares reserved for issuance under the OrthoLogic 1987 option plan was 4,160,000 shares. This plan expired during October 1997.  In May 1997, the stockholders adopted a new stock option plan (the “1997 Plan”).  The 1997 Plan reserved for issuance 1,040,000 shares of Common Stock.  Subsequent to its original adoption, the Board of Directors and stockholders approved amendments to the 1997 Plan that increased the number of shares of common stock reserved for issuance to 4,190,000.  The 1997 Plan expired in March 2007.  In May 2006, the stockholders approved the 2005 Equity Incentive Plan (2005 Plan) and reserved 2,000,000 shares of our common stock for issuance.  At December 31, 2008, 30,302 shares remained available to grant under the 2005 Plan.  Two types of options may be granted under the Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (“Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code.  All eligible employees may receive more than one type of option.  Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

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

2007 Stock Options

On January 1, 2007, the Board of Directors granted each Director a fully vested option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.43.  Additionally, during the three months ended March 31, 2007, the Company granted a fully vested option to purchase 13,889 shares of the Company’s common stock to a consultant at an exercise price of $1.44 and an option to purchase 5,000 shares of common stock that vest over a four-year period, to an employee, at an exercise price of $1.45.  On May 21, 2007, the Company granted an option to Dr. Steer to purchase 50,000 shares of the Company’s common stock at $1.53, which vests pro-rata over a two-year period.

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

	Three months ended	Three months ended	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007
Risk free interest rate	4.60%	4.87%	4.24%
Volatility	66%	61%	59%
Expected term from vesting	2.8 Years	2.8 Years	2.9 Years
Dividend yield	0%	0%	0%

2008 Stock Options

On January 1, 2008, the Board of Directors granted each Director a fully vested option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.35.  Additionally, during the three months ended March 31, 2008, the Company granted employees options to purchase 217,173 shares of the Company’s common stock at an exercise price of $1.02. The employee options vest over a two to four year period.

The Company used the Black-Scholes model with the following assumptions to determine the total fair value of $147,000 for options to purchase 267,173 shares of the Company’s common stock granted during the three months ended March 31, 2008:

Three months ended
March 31, 2008
Risk free interest rate	2.4% - 3.4%
Volatility	57% - 58%
Expected term from vesting	3.7 Years
Dividend yield	0%

2007 Awards of Shares of Common Stock

On January 1, 2007, the Board of Directors of the Company awarded 104,898 shares of restricted stock (17,843 shares to each director), which vest on January 1, 2008.  The total fair value of the grants, determined using the closing price of the Company’s common stock on the date of grant, was $150,000, which included $25,000 (17,843 shares) that were subsequently forfeited due to Mr. Casey’s decision to not seek re-election to the Board of Directors on May 10, 2007.  The total fair value of the awards of $125,000 was recognized as compensation cost in the year ended December 31, 2007.

On May 10, 2007, the Board of Directors of the Company awarded total compensation of $115,000 to various executives, to be paid through the issuance of shares of the Company’s common stock.  The total number of shares of stock issued was 76,159.

2008 Stock Awards

On January 1, 2008, the Board of Directors of the Company awarded 92,595 shares of restricted stock (18,519 shares to each Director), which vest on January 1, 2009.  The total fair value of the awards of $125,000, determined by using the closing price of the Company’s common stock on the date of grant, has been recognized as compensation cost in the year ended December 31, 2008.

On February 21, 2008, the Company awarded 56,373 fully vested shares of the Company’s common stock, having a fair value on the date of the awards of $57,500, to various employees.
The fair value of the awards was recognized as compensation cost in the year ended December 31, 2008.

Summary

Non-cash stock compensation cost for the year ended December 31, 2008, totaled $341,000.  In the Statements of Operations for the year ended December 31, 2008, non-cash stock compensation expense of $263,000 was recorded as a general and administrative expense and $78,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the year ended December 31, 2007, totaled $777,000.  In the Statements of Operations for the year ended December 31, 2007, non-cash stock compensation expense of $513,000 was recorded as general and administrative expense and $264,000 was recorded as research and development expense.

No options were exercised in the years ended December 31, 2008 and 2007.

At December 31, 2008, the remaining unamortized non-cash stock compensation costs totaled approximately $69,000, which will be recognized ratably over the period ending December 31, 2011, with an estimated weighted average period of one year.

A summary of option activity under our stock option plans for the years ended December 31, 2008 and 2007 is as follows:

	2008			2007
	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Number of Options	Weighted average exercise price

Options outstanding at the beginning of the year:	3,200,125	$3.43		3,438,126	$3.69
Granted	267,173	$1.08		214,889	$1.45
Exercised	-			-
Forfeited	(476,994)	$4.96		(452,890)	$4.47
Outstanding at end of year	2,990,304	$2.98	6.13	3,200,125	$3.43
Options exercisable at year-end	2,681,292	$3.04	5.89	2,581,336	$3.54

Options vested and expected to vest at December 31, 2008	2,807,719	$2.99	6.01	2,942,863	$3.44

A summary of the status of the Company’s unvested shares as of December 31, 2008 and 2007, and changes during the years ended December 31, 2008 and 2007, is presented below:

	Number of	Weighted average Grant date
Unvested Shares	Options	Fair Value
Unvested shares at December 31, 2006
Granted	181,057	$1.46
Vested	(163,574)	$1.47
Canceled/forfeited	(17,483)	$1.43
Unvested shares at December 31, 2007	-

Granted	148,968	$1.23
Vested	(148,968)	$1.23
Canceled/forfeited	-
Unvested shares at December 31, 2008	-

It is the Company’s policy to issue options from stockholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of stockholder approved plans.  The options granted to employees under stockholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at December 31, 2008 of $0.42, stock options exercisable or expected to vest at December 31, 2008, have no intrinsic value.

Warrants

At December 31, 2008, the Company has warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016.

Performance based warrants to purchase 240,000 shares of the Company’s common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at December 31, 2008.  The total cost of the performance based warrants will be charged to expense over the period of performance.  The costs will be determined based on the fair market value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair market value of the milestone warrants using the Black-Scholes model, 61% volatility, 0% dividend yield, expected term of 7.2 years, and 1.4 % interest rate was $90,000 at December 31, 2008.  No costs were charged to expense at December 31, 2008 as it is not yet probable that any milestone warrants will vest.

7.	COMMITMENTS

During 1998 through 2007, we were obligated under a non-cancelable operating lease agreement for a Tempe, Arizona office and research facility.  Rent expense for the years ended December 31, 2008 and 2007, and for the period of August 5, 2004 through December 31, 2008 was $263,000, $999,000 and $4,042,000, respectively.  We subleased portions of the Tempe facility to other tenants and approximately 45% of the Tempe facility was subleased through December 2007, which offset our lease expense.  The Company recorded approximately $744,000 and $2,299,000 of sublease income for the year ended December 31, 2007 and for the period of August 5, 2004 through December 31, 2008, respectively.  The Company had no sublease income in the year ended December 31, 2008.

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

8.	401(K) PLAN

We adopted a 401(k) plan (the “Plan”) for our employees on July 1, 1993.  We may make matching contributions to the Plan on behalf of all Plan participants, the amount of which is determined by the Board of Directors. We matched approximately $38,000 in 2008 and $40,000 in 2007.

9.	AUTHORIZED PREFERRED STOCK

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

10.	AUTHORIZATION OF COMPANY BUY-BACK OF COMMON STOCK

On March 5, 2008, the Company announced that its Board of Directors approved a stock repurchase program for up to five percent of its then outstanding common shares.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  There were approximately 41.8 million shares of common stock outstanding on March 5, 2008.  During the year ended December 31, 2008, the Company purchased and retired 1,131,622 shares at a total cost of $1,041,000.