Form 10-Q
period 2009-03-31
ORTHOLOGIC CORP
filed 2009-05-07
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________	to ____________________

Commission File Number: 0-21214

ORTHOLOGIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 101, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
40,775,411 shares of common stock outstanding as of April 30, 2009.

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)

INDEX

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Index

PART I – Financial Information
Item 1.	Financial Statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,620	$23,088
Short-term investments	22,959	22,675
Prepaids and other current assets	853	1,094

Total current assets	44,432	46,857

Furniture and equipment, net	404	436
Long-term investments	-	2,221
Total assets	$44,836	$49,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$651	$1,063
Accrued compensation	421	648
Other accrued liabilities	310	281
Total current liabilities	1,382	1,992

Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 40,775,411 in 2009 and 40,775,411 in 2008 shares issued and outstanding	20	20
Additional paid-in capital	188,394	188,314
Accumulated deficit	(144,960)	(140,812)
Total stockholders' equity	43,454	47,522
Total liabilities and stockholders' equity	$44,836	$49,514

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,		As a Development Stage Company August 5, 2004 – March 31,
	2009	2008	2009
OPERATING EXPENSES
General and administrative	$807	$821	$20,882
Research and development	3,608	2,442	77,127
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	4,415	3,263	131,945
Interest and other income, net	(267)	(606)	(12,901)
Loss from continuing operations before taxes	4,148	2,657	119,044
Income tax benefit	-	-	(7)
Loss from continuing operations	4,148	2,657	119,037
Discontinued operations - net gain on sale of the bone device business, net of taxes of $267	-	-	(2,202)
NET LOSS	$4,148	$2,657	$116,835

Per Share Information:
Net loss, basic and diluted	$0.10	$0.06
Basic and diluted shares outstanding	40,775	41,763

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,		As a Development Stage Company August 5, 2004 – March 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(4,148)	$(2,657)	$(116,835)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	32	32	3,597
Non-cash stock compensation	79	111	4,140
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Prepaids and other current assets	241	(116)	855
Accounts payable	(412)	(39)	(320)
Accrued liabilities	(197)	(433)	(2,282)
Cash flows used in operating activities	(4,405)	(3,102)	(78,062)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	(53)	(943)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(7,549)	(17,253)	(234,595)
Maturities of investments	9,486	5,697	269,574
Cash flows provided by (used in) provided by investing activities	1,937	(11,609)	36,328
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	(169)	(1,041)
Cash flows (used in) provided by financing activities	-	(169)	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,468)	(14,880)	(34,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,088	20,943	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,620	$6,063	$20,620

Supplemental Disclosure of Non-Cash Investing Activities			AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009

OVERVIEW OF BUSINESS

Description of the business

OrthoLogic, dba Capstone Therapeutics, is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We are focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin® (TP508).

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring, treatment of pulmonary disease and vascular intimal hyperplasia.

We filed an IND for AZX100 in a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  In the first quarter of 2009, we commenced Phase 2 clinical trials in keloid scar revision and dermal scarring following shoulder surgery.

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) modulating inflammatory cytokines; 3) inhibiting apoptosis (programmed cell death); and 4) promoting angiogenesis and revascularization.  Chrysalin may have therapeutic value in diseases associated with endothelial dysfunction.

We have conducted clinical trials for two potential Chrysalin applications:  acceleration of fracture repair and diabetic foot ulcer healing.  We previously conducted a pilot clinical trial for spine fusion, and pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair.  Currently, we are focusing our efforts on pre-clinical studies in vascular applications.  If successful, these studies will provide additional support for partnering Chrysalin’s future development.

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

Index

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including exclusive worldwide rights to Chrysalin.  We became a development stage entity commensurate with the acquisition.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our product candidates.

On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, we acquired an exclusive license for the core intellectual property relating to AZX100.

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through March 31, 2009, we have incurred $117 million in net losses as a development stage company.

OrthoLogic Corp. commenced doing business as Capstone Therapeutics on October 1, 2008.

In this document, references to “we”, “our”, the “Company”, “Capstone Therapeutics” and “Capstone”, refer to OrthoLogic Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

Financial Statement Presentation

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management’s assumptions regarding current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2009, for the year ended December 31, 2008 are those that depend most heavily on these judgments and estimates.  As of March 31, 2009, there have been no material changes to any of the critical accounting policies contained therein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Information presented as of December 31, 2008 is derived from audited statements.

Index

Loss per Common Share

Because the average market price of our common stock for the three months ended March 31, 2009 was lower than the exercise prices of outstanding options and warrants, all outstanding options and warrants were anti-dilutive at March 31, 2009 and excluded from the calculation of loss per share.  At March 31, 2009, options and warrants to purchase 3,392,141 shares of our common stock, at exercise prices ranging from $1.02 to $7.83 per share, were outstanding.

A.   Stock Based Compensation

2009 Stock Options

On January 1, 2009, the Board of Directors conditionally granted each Director fully vested options to purchase 10,000 shares of our common stock, with the exercise price of $0.42 determined by the closing market price on the date of grant.

On February 3, 2009, the Board of Directors conditionally granted options to employees to purchase 375,000 shares of our common stock with the exercise price of $0.45 determined by the closing market price on the date of grant.

The options were conditionally granted subject to stockholder approval of Proposal 2 in the Proxy Statement for our Annual Meeting to be held on May 8, 2009, to amend our 2005 Equity Incentive Plan (the “Plan”) to increase the number of shares available for issuance under the Plan by 1,250,000 shares.

2009 Stock Awards

We did not award any shares of our common stock during the three-month period ended March 31, 2009.

2008 Stock Options

On January 1, 2008, the Board of Directors granted each Director a fully vested option to purchase 10,000 shares of our common stock at an exercise price of $1.35.  Additionally, during the three months ended March 31, 2008, we granted employees options to purchase 217,173 shares of our common stock at an exercise price of $1.02. The options vest over a two to four year period.

We used the Black-Scholes model with the following assumptions, to determine the total fair value of $147,000 for options to purchase 267,173 shares of our common stock issued during the three months ended March 31, 2008:

Three months ended
March 31, 2008
Risk free interest rate	2.4% - 3.4%
Volatility	57% - 58%
Expected term from vesting	3.7 Years
Dividend yield	0%

Index

2008 Stock Awards

On January 1, 2008, our Board of Directors awarded 92,595 shares of restricted stock (18,519 shares to each director), which vested on January 1, 2009.  The total fair value of the awards, determined using the closing price of our common stock on the date of grant, was $125,000, of which $26,000 was recognized as compensation cost in the three months ended March 31, 2008.

On February 21, 2008, we awarded 56,373 fully vested shares of our common stock, having a fair value on the date of the award of $57,500, to various employees.  The fair value of the awards was recognized as compensation cost in the three months ended March 31, 2008.

Summary

Non-cash stock compensation cost for the three months ended March 31, 2009, totaled $79,000.  In the condensed Statements of Operations for the three months ended March 31, 2009, non-cash stock compensation expense of $55,000 was recorded as a general and administrative expense and $24,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the three months ended March 31, 2008, totaled $111,000.  In the condensed Statements of Operations for the three months ended March 31, 2008, non-cash stock compensation expense of $88,000 was recorded as a general and administrative expense and $23,000 was recorded as a research and development expense.

No options were exercised in the three month periods ended March 31, 2009 and 2008.

It is our policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, we may issue stock options outside of shareholder approved plans.  Options granted to employees under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of our common stock at March 31, 2009 of $0.55, stock options exercisable or expected to vest at March 31, 2009, have no intrinsic value.  At March 31, 2009, 30,302 shares remain available to grant under our existing stock plans.

Warrants

At March 31, 2009, we have warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of our common stock with an exercise price of $1.91 per share which expire in July 2016.

Additionally (as described in Note 6 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008), performance based warrants to purchase 240,000 shares of our common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at March 31, 2009.  The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair value of the warrants using the Black-Scholes model, 65% volatility, 0% dividend yield, expected term of 6.9 years, and 1.7% interest rate was $50,000 at March 31, 2009.  No costs were charged to expense at March 31, 2009 as it is not yet probable that any warrants will vest.

Index

B.   Authorization of Company Buy-Back of Common Stock

On March 5, 2008, we announced that our Board of Directors approved a stock repurchase program for up to five percent of its then outstanding common shares.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors.  There were approximately 41.8 million shares of common stock outstanding on March 5, 2008.

During the three month period ended March 31, 2009, we did not purchase any shares. During the year ended December 31, 2008, we purchased and retired 1,131,622 shares of our common stock at a total cost of $1,041,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the quarter ended March 31, 2009 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008, our “Risk Factors” contained therein and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic, dba Capstone Therapeutics, is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin® (TP508).

In 2009 and 2008, our activities included:

•
Evaluating AZX100 for medically and commercially significant applications, such as treatment of pulmonary disease, prevention of hypertrophic and keloid scarring and intimal hyperplasia.  We are executing a development plan for this peptide which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1a trial was satisfied with the profile of AZX100.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1b trial was satisfied with the profile of AZX100.  We commenced AZX100 Phase 2 human clinical trials in keloid scar revision and dermal scarring following shoulder surgery in the first quarter of 2009.  We also expect to continue to perform further pre-clinical studies supporting multiple indications for AZX100 in 2009.

•
Pre-clinical experiments tying Chrysalin to potential modulation of the health of endothelial tissue in blood vessels and other mechanism-of-action studies to support our strategy to partner our vascular product candidates.  We did not perform additional pre-clinical or clinical studies in fracture repair, wound healing, spine fusion, cartilage defect repair, dental bone repair or tendon repair.  In 2009, we will continue studies to support our vascular partnering efforts.

Index

Results of Operations Comparing Three-Month Period Ended March 31, 2009 to the Corresponding Period in 2008.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $807,000 in the first quarter of 2009 compared to $821,000 in the first quarter of 2008.  Our administrative expenses during the first quarter of 2009 reflect a comparable level of administrative activity to the same period of 2008.

Research and Development Expenses:  Research and development expenses were $2,442,000 for the first three months in 2008 compared to $3,608,000 for the first three months in 2009.  Our research and development expenses increased $1,166,000 in the first quarter of 2009 compared to the same period in 2008 primarily due to an increase in AZX100 clinical trial activity and a $600,000 purchase of peptide for pre-clinical studies.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, the majority of our research and development expenses in 2009 and 2008 were directed towards AZX100 development efforts.

Interest and Other Income, Net:  Interest and other income, net decreased from $606,000 in the first quarter of 2008 to $267,000 in the first quarter of 2009 due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the first three months of 2009 of $4.1 million compared to a net loss of $2.7 million in the first three months of 2008.  The $1.4 million increase in the net loss for the three months ended March 31, 2009 compared to the same period in 2008 resulted primarily from an increase in AZX100 clinical trial activity, purchases of peptide for pre-clinical studies, and reduced interest income, due to the decrease in interest rates between the two periods and reduction in the amount available for investment.

Liquidity and Capital Resources

We historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2007), which provided an investment by Quintiles in our common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period.   As of March 31, 2009, we had cash and cash equivalents of $20.6 million and short-term investments of $23.0 million.

We announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to our Chrysalin product candidates.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  We will continue to explore Chrysalin’s therapeutic value in tissues and diseases exhibiting endothelial dysfunction as well as the science behind and potential of Chrysalin.

Index

For AZX100 in 2009, we will continue research and development expenditures for further pre-clinical studies supporting multiple indications for AZX100 and continue our Phase 2 dermal scarring and keloid revision clinical trials.

Our future research and development expenses may vary significantly from prior periods depending on our decisions on our future Chrysalin and AZX100 development plans.

On March 5, 2008, we announced a stock repurchase program and at March 31, 2009, we had repurchased 1,131,622 shares of our common stock, at a total cost of $1,041,000, and have allocated approximately $1,000,000 to fund possible future stock repurchases.

We anticipate that our cash and short-term investments will be sufficient to meet our presently projected cash and working capital requirements for the next year. However, the timing and amounts of cash used will depend on many factors.  To complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 or Chrysalin product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of securities, joint venture of other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective and provide reasonable assurance that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

Forward looking statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

Index

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

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.    Exhibits

See Exhibit List following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP. (Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	May 7, 2009

/s/ Les M. Taeger Les M. Taeger	Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2009

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2009

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended		X

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350*

* Furnished herewith