Form 10-Q
period 2009-06-30
ORTHOLOGIC CORP
filed 2009-08-12
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐Yes         ☐No

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

40,775,411 shares of common stock outstanding as of July 31, 2009.

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Index

PART I – Financial Information
Item 1.  Financial Statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,731	$23,088
Short-term investments	26,347	22,675
Prepaids and other current assets	835	1,094

Total current assets	41,913	46,857

Furniture and equipment, net	376	436
Long-term investments	-	2,221

Total assets	$42,289	$49,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$995	$1,063
Accrued compensation	442	648
Other accrued liabilities	416	281
Total current liabilities	1,853	1,992

Stockholders' Equity
Common Stock $.0005 par value;
100,000,000 shares authorized; 40,775,411 in 2009 and 40,775,411 in 2008 shares issued and outstanding	20	20
Additional paid-in capital	188,492	188,314
Accumulated deficit	(148,076)	(140,812)
Total stockholders' equity	40,436	47,522

Total liabilities and stockholders' equity	$42,289	$49,514

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		As a Development Stage Company
					August 5, 2004 -
	2009	2008	2009	2008	June 30, 2009

OPERATING EXPENSES
General and administrative	$761	$742	$1,568	$1,563	$21,643
Research and development	2,579	2,586	6,187	5,028	79,706
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	3,340	3,328	7,755	6,591	135,285

Interest and other income, net	(224)	(565)	(491)	(1,171)	(13,125)
Loss from continuing operations	3,116	2,763	7,264	5,420	122,160
Income tax benefit	-	-	-	-	(7)
Loss from continuing operations	3,116	2,763	7,264	5,420	122,153
Discontinued operations - net gain on sale of the bone device business, net of taxes of $267	-	-	-	-	(2,202)
NET LOSS	$3,116	$2,763	$7,264	$5,420	$119,951
Per Share Information:
Net loss, basic and diluted	$0.08	$0.07	$0.18	$0.13
Basic and diluted shares outstanding	40,775	41,186	40,775	41,415

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended		As a Development Stage Company
	June 30,		August 5th 2004 -
	2009	2008	June 30, 2009
OPERATING ACTIVITIES
Net loss	$(7,264)	$(5,420)	$(119,951)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	63	69	3,628
Non-cash stock compensation	178	170	4,239
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Prepaids and other current assets	259	(235)	873
Accounts payable	(68)	12	24
Accrued liabilities	(71)	(332)	(2,156)
Cash flows used in operating activities	(6,903)	(5,736)	(80,560)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(3)	(69)	(946)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(14,774)	(19,842)	(241,820)
Maturities of investments	13,323	12,908	273,411
Cash flows (used in) provided by investing activities	(1,454)	(7,003)	32,937
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	(856)	(1,041)
Cash flows (used in) provided by financing activities	-	(856)	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,357)	(13,595)	(40,676)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,088	20,943	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,731	$7,348	$14,731

Supplemental Disclosure of Non-Cash Investing Activities			AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009

OVERVIEW OF BUSINESS

Description of the business

OrthoLogic, dba Capstone Therapeutics, is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We are focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin® (TP508).

AZX100 is a novel synthetic 24-amino acid peptide believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring, treatment of pulmonary disease and vascular intimal hyperplasia.

We filed an IND for AZX100 in a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  In the first quarter of 2009, we commenced Phase 2 clinical trials in keloid scar revision and dermal scarring following shoulder surgery.

Chrysalin, a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) modulating inflammatory cytokines; 3) inhibiting apoptosis (programmed cell death); and 4) promoting angiogenesis and revascularization.  Chrysalin may have therapeutic value in diseases associated with endothelial dysfunction.

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

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through June 30, 2009, we have incurred $120 million in net losses as a development stage company.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management’s assumptions regarding current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2009, for the year ended December 31, 2008 are those that depend most heavily on these judgments and estimates.  As of June 30, 2009, there have been no material changes to any of the critical accounting policies contained therein.

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

Index

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the three month and the six month periods ended June 30, 2009, 13,722 shares and 1,910 shares, respectively, were determined to be outstanding during the periods but were excluded from the calculations of diluted loss per share as they were anti-dilutive.  At June 30, 2009, options and warrants to purchase 3,819,398 shares of our common stock, at exercise prices ranging from $0.42 to $7.83 per share, were outstanding.

Adoption of New Accounting Standards

Effective June 15, 2009, the Company adopted the reporting requirements of Financial Accounting Standards No. 165 “Subsequent Events”, which requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

In connection with the issuance of this quarterly report on Form 10-Q, we have reviewed subsequent events to the date the financial statements were issued, August 12, 2009.

A.   INVESTMENTS AND FAIR VALUE DISCLOSURES

At June 30, 2009 and December 31, 2008, investments were classified as held-to-maturity securities.  Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

June 30, 2009		Gross unrealized	Gross unrealized
Short-term investments	Amortized cost	Gain	Loss	Fair value

US Government Securities	$13,005	$239	$(1)	$13,243
Government-Sponsored Enterprise Securities	2,118	1	(5)	2,114
Corporate Debt Securities	11,224	3	(74)	11,153
Total short-term investments	$26,347	$243	$(80)	$26,510

Index

December 31, 2008		Gross unrealized	Gross unrealized
Short-term investments	Amortized cost	Gain	Loss	Fair value

US Government Securities	$19,310	$548	$-	$19,858
Government-Sponsored Enterprise Securities	2,967	-	(20)	2,947
Corporate Debt Securities	398	-	-	398
Total short-term investments	$22,675	$548	$(20)	$23,203

December 31, 2008		Gross unrealized	Gross unrealized
Long-term investments	Amortized cost	Gain	Loss	Fair value

US Government Securities	$2,221	$104	$-	$2,325
Total long-term investments	$2,221	$104	$-	$2,325

Our long-term investment at December 31, 2008 was a U.S. Government obligation and matures in February 2010.

For our cash and cash equivalents investments, the carrying amount is assumed to approximate the fair market value because of the liquidity of these instruments.  Our long-term investment carried a market interest rate and the fair market value of the investment approximated the carrying value (as shown above) at December 31, 2008.

B.   Stock Based Compensation

2009 Stock Options

On October 30, 2008, our Board of Directors conditionally granted each Director an option to purchase 25,000 shares of our common stock, with the exercise price of $0.70 determined by the closing market price on the date of grant.  The options vest ratably over a four-year period.

On January 1, 2009, our Board of Directors conditionally granted each Director fully vested options to purchase 10,000 shares of our common stock, with the exercise price of $0.42 determined by the closing market price on the date of grant.

On February 3, 2009, our Board of Directors conditionally granted options to employees to purchase 375,000 shares of our common stock, with the exercise price of $0.45 determined by the closing market price on the date of grant.  The options vest ratably over a two-year period.

The options were conditionally granted subject to stockholder approval of Proposal 2 in the Proxy Statement for our Annual Meeting held on May 8, 2009, to amend our 2005 Equity Incentive Plan (the “Plan”) to increase the number of shares available for issuance under the Plan by 1,250,000 shares.

Index

Upon stockholder approval on May 8, 2009 of Proposal 2, the conditional grants became effective.  The grants are valued using the closing market price of the Company’s common stock on May 8, 2009.  The total fair value of the grants is approximately $151,000 using the Black-Scholes model with the following assumptions:

Three months ended
June 30, 2009
Risk free interest rate	2.1%
Volatility	65%
Expected term from vesting	3.8 years
Dividend yield	0%

Summary

Non-cash stock compensation cost for the six months ended June 30, 2009, totaled $178,000.  In the condensed Statements of Operations for the six months ended June 30, 2009, non-cash stock compensation expense of $132,000 was recorded as a general and administrative expense and $46,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the six months ended June 30, 2008, totaled $170,000.  In the condensed Statements of Operations for the six months ended June 30, 2008, non-cash stock compensation expense of $148,000 was recorded as a general and administrative expense and $22,000 was recorded as a research and development expense.

No options were exercised in the six month periods ended June 30, 2009 and 2008.

It is our policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, we may issue stock options outside of shareholder approved plans.  Options granted to employees under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of our common stock at June 30, 2009 of $0.71, stock options exercisable or expected to vest at June 30, 2009, have an intrinsic value of $96,000.  At June 30, 2009, 740,510 shares remain available to grant under our existing stock plans.

Warrants

At June 30, 2009, we have warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of our common stock with an exercise price of $1.91 per share which expire in July 2016.

Additionally (as described in Note 6 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008), performance based warrants to purchase 240,000 shares of our common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at June 30, 2009.  The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair value of the warrants determined using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair value of the warrants using the Black-Scholes model, 65% volatility, 0% dividend yield, expected term of 6.7 years, and 2.6% interest rate was $73,000 at June 30, 2009.  No costs were charged to expense at June 30, 2009 as it is not yet probable that any warrants will vest.

Index

B.   Authorization of Company Buy-Back of Common Stock

On March 5, 2008, we announced that our Board of Directors approved a stock repurchase program for up to five percent of our then outstanding common shares.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors.  There were approximately 41.8 million shares of common stock outstanding on March 5, 2008.

During the six month period ended June 30, 2009, we did not purchase any shares. During the six month period ended June 30, 2008, we purchased 891,021 shares at a total cost of $856,000.  During the year ended December 31, 2008, we purchased and retired 1,131,622 shares of our common stock at a total cost of $1,041,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the quarter ended June 30, 2009 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008, our “Risk Factors” contained therein and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic, dba Capstone Therapeutics, is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin® (TP508).

In 2009 and 2008, our activities included:

•
Evaluating AZX100 for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring, treatment of pulmonary disease and vascular intimal hyperplasia.  We are executing a development plan for this peptide which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1a trial was satisfied with the profile of AZX100.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1b trial was satisfied with the profile of AZX100.  We commenced in the first quarter of 2009 the AZX100 Phase 2 human clinical trials in keloid scar revision and dermal scarring following shoulder surgery.  We also continued to perform pre-clinical studies supporting multiple indications for AZX100.

•
Pre-clinical experiments investigating the potential of Chrysalin to modulate the health of endothelial tissue in blood vessels and other mechanism-of-action studies to support our strategy to partner our vascular product candidates.  We did not perform additional pre-clinical or clinical studies in fracture repair, wound healing, spine fusion, cartilage defect repair, dental bone repair or tendon repair.  In 2009, we will continue studies to support our vascular partnering efforts.

Index

Results of Operations Comparing Three-Month Period Ended June 30, 2009 to the Corresponding Period in 2008.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $761,000 in the second quarter of 2009 compared to $742,000 in the second quarter of 2008.  Our administrative expenses during the second quarter of 2009 reflect a comparable level of administrative activity to the same period in 2008.

Research and Development Expenses:  Research and development expenses were $2,579,000 for the second quarter of 2009 compared to $2,586,000 for the second quarter in 2008.  Our research and development expenses reflect a comparable level of research and development activity in the second quarter of 2009 compared to the same period in 2008.  However, in comparison to the second quarter of 2008, expenditures were greater on clinical trials and less on pre-clinical research in the second quarter of 2009.

Interest and Other Income, Net:  Interest and other income, net decreased from $565,000 in the second quarter of 2008 to $224,000 in the second quarter of 2009 due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the second quarter of 2009 of $3.1 million compared to a net loss of $2.8 million in the second quarter of 2008.  The $0.3 million increase in the net loss for the three months ended June 30, 2009 compared to the same period in 2008 resulted primarily from  reduced interest income, due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Results of Operations Comparing Six-Month Period Ended June 30, 2009 to the Corresponding Period in 2008.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $1,568,000 in the six months ended June 30, 2009 compared to $1,563,000 in the same period in 2008.  Our administrative expenses during the six months ended June 30, 2009 reflect a comparable level of administrative activity to the same period of 2008.

Research and Development Expenses:  Research and development expenses were $6,187,000 for the six months ended June 30, 2009, compared to $5,028,000 for the same period in 2008.  Our research and development expenses increased $1,159,000 in the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in AZX100 clinical trial activity and a $600,000 purchase of peptide for pre-clinical studies.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, the majority of our research and development expenses in 2009 and 2008 were directed toward AZX100 development efforts.

Interest and Other Income, Net:  Interest and other income, net decreased from $1,171,000 in the six months ended June 30, 2008 to $491,000 in the same period in 2009 due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Index

Net Loss:  We incurred a net loss in the six months ended June 30, 2009 of $7.3 million compared to a net loss of $5.4 million in the same period in 2008.  The $1.9 million increase in the net loss for the six months ended June 30, 2009 compared to the same period in 2008 resulted primarily from an increase in AZX100 clinical trial activity, purchases of peptide for pre-clinical studies, and reduced interest income, due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Liquidity and Capital Resources

We historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2007), which provided an investment by Quintiles in our common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period.   As of June 30, 2009, we had cash and cash equivalents of $14.7 million and short-term investments of $26.3 million.

For AZX100 in 2009, we will continue research and development expenditures for further pre-clinical studies supporting multiple indications for AZX100 and continue our Phase 2 dermal scarring following shoulder surgery and keloid revision clinical trials.

We announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to our Chrysalin product candidates.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  We will, to the extent necessary to support our development partnering or licensing efforts, continue to explore Chrysalin’s therapeutic value in tissues and diseases exhibiting endothelial dysfunction as well as the science behind and potential of Chrysalin.

Our future research and development expenses may vary significantly from prior periods depending on our decisions on our future Chrysalin and AZX100 development plans.

On March 5, 2008, we announced a stock repurchase program and through June 30, 2009, we had purchased and retired 1,131,622 shares of our common stock, at a total cost of $1,041,000, and have allocated approximately $1,000,000 to fund possible future stock repurchases.

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

Index

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 8, 2009, the Company held its Annual Meeting of Stockholders, at which the stockholders voted to elect two Class III Directors, whose terms will expire at the annual meeting to be held in the year 2012, to amend the Company’s 2005 Equity Incentive Plan to increase the number of shares of common stock available for grant thereunder by 1,250,000 shares, and to ratify the appointment of Ernst and Young LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Elwood D. Howse, Jr. was elected as a Class III Director with 30,481,417 votes for, and 1,834,026 votes withheld.  William M. Wardell, MD, Ph.D. was elected as a Class III Director with 30,579,148 votes for, and 1,736,295 votes withheld.

The Amendment to the Company’s 2005 Equity Incentive Plan was approved with 17,198,618 votes for, 1,767,879 votes against and 70,039 votes abstained.

The appointment of Ernst and Young LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, was approved with 31,611,860 votes for, 231,881 votes against and 471,703 votes abstained.

Fredric J. Feldman, Ph.D., John M. Holliman, III and Augustus A. White, MD, Ph.D. are Directors whose terms continued after the meeting.

Item 6.  Exhibits

See Exhibit List following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	August 12, 2009

/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2009

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2009

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