Form 10-K/A
period 2008-12-31
ORTHOLOGIC CORP
filed 2009-09-18
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A

☒  AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

EXPLANATORY NOTE

OrthoLogic Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”), which amends its Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 13, 2009 (the “Original Filing”), for the purpose of correcting the Report of Independent Registered Public Accounting Firm to remove reference to the work of other auditors.  The unqualified opinion expressed in the Report of Independent Registered Public Accounting Firm remains unchanged.

Other than the revision described above, the inclusion of an updated Consent of Independent Registered Public Accounting Firm, attached as Exhibit 23.1 hereto, and the updated certifications of our Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002, attached as Exhibits 31.1, 31.2 and 32.1 hereto, this Form 10-K/A contains no other changes to the Original Filing.

This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein, other than as described above, to reflect events that have occurred subsequent to that date.  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events will be disclosed in reports filed with the SEC subsequent to the Original Filing.

ORTHOLOGIC CORP.
dba Capstone Therapeutics
FORM 10-K/A ANNUAL REPORT
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

Chrysalin:
	Acceleration of Fracture Repair	Phase 3 / Phase 2b human clinical trials
	Diabetic Foot Ulcer Healing	Phase 1/2 human clinical trials
•	Spine Fusion	Phase 1/2 human clinical trials
•	Cartilage Defect Repair	Late stage pre-clinical trials
•	Tendon Repair	Early stage pre-clinical trials
•	Cardiovascular Repair	Pre-clinical trials
•	Dental Bone Repair	Pre-clinical trials

AZX100:
•	Scarring	IND filed in 2007, Phases 1 and 1b safety studies completed in 2008.

We are subject to the risk that:

•	the FDA finds some or all of our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	we are unable to get some or all of our product candidates to market in a timely manner;
•	we are not able to produce our product candidates in commercial quantities at reasonable costs;
•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or
•	the patients, insurance and/or physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects which delay or extend the trials;
•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;
•	regulatory delays or other regulatory actions;
•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;
•	change in the focus of our development efforts; and
•	re-evaluation of our clinical development strategy.

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

ORTHOLOGIC CORP.

Date: September 18, 2009	By	/s/ John M. Holliman, III
John M. Holliman, III
Executive Chairman

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer) and Director	September 18, 2009
/s/ Fredric J. Feldman Fredric J. Feldman, Ph.D.	Director	September 18, 2009
/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	September 18, 2009
/s/ William M. Wardell William M. Wardell, MD, Ph.D.	Director	September 18, 2009
/s/ Augustus A. White, III Augustus A. White III, MD.	Director	September 18, 2009
/s/ Randolph C. Steer Randolph C. Steer, MD, Ph.D.	President	September 18, 2009
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 18, 2009

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
****     Furnished herewith.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OrthoLogic Corp. (dba Capstone Therapeutics)

We have audited the accompanying balance sheets of OrthoLogic Corp. (dba Capstone Therapeutics) (a development stage company) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008, and for the period August 5, 2004 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrthoLogic Corp. (dba Capstone Therapeutics) (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and for the period from August 5, 2004 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Phoenix, Arizona
March 10, 2009, except for the period from August 5, 2004 (inception) through December 31, 2005 as to which the date is September 18, 2009

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