Form 10-Q
period 2009-09-30
ORTHOLOGIC CORP
filed 2009-11-09
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________	to ____________________

Commission File Number: 0-21214

ORTHOLOGIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 101, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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
☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes         ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐       Accelerated filer ☐  Non-accelerated filer ☐ (do not check if a smaller reporting company)       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

40,775,411 shares of common stock outstanding as of October 31, 2009.

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)

Index

PART I – Financial Information
Item 1.	Financial Statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,047	$23,088
Short-term investments	23,647	22,675
Interest receivable and other current assets	630	1,094

Total current assets	39,324	46,857

Furniture and equipment, net	347	436
Long-term investments	-	2,221

Total assets	$39,671	$49,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$727	$1,063
Accrued compensation	599	648
Other accrued liabilities	1,123	281
Total current liabilities	2,449	1,992

Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 40,775,411 in 2009 and 40,775,411 in 2008 shares issued and outstanding	20	20
Additional paid-in capital	188,575	188,314
Accumulated deficit	(151,373)	(140,812)
Total stockholders' equity	37,222	47,522

Total liabilities and stockholders' equity	$39,671	$49,514

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended		As a Development
	September 30,		September 30,		Stage Company
					August 5, 2004 -
	2009	2008	2009	2008	September 30, 2009

OPERATING EXPENSES
General and administrative	$604	$815	$2,172	$2,378	$22,247
Research and development	2,843	2,817	9,030	7,845	82,549
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	3,447	3,632	11,202	10,223	138,732

Interest and other income, net	(150)	(488)	(641)	(1,659)	(13,275)
Loss from continuing operations	3,297	3,144	10,561	8,564	125,457
Income tax benefit	-	-	-	-	(7)
Loss from continuing operations	3,297	3,144	10,561	8,564	125,450
Discontinued operations - net gain on sale of the bone device business, net of taxes of $267	-	-	-	-	(2,202)
NET LOSS	$3,297	$3,144	$10,561	$8,564	$123,248
Per share information:
Net loss, basic and diluted	$0.08	$0.08	$0.26	$0.21
Basic and diluted shares outstanding	40,775	40,775	40,775	41,200

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Nine months ended		Stage Company
	September 30,		August 5th 2004 -
	2009	2008	September 30, 2009
OPERATING ACTIVITIES
Net loss	$(10,561)	$(8,564)	$(123,248)
Non-cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	94	99	3,659
Non-cash stock compensation	261	246	4,322
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest receivable and other current assets	464	(237)	1,078
Accounts payable	(336)	203	(244)
Accrued liabilities	793	(229)	(1,292)
Cash flows used in operating activities	(9,285)	(8,482)	(82,942)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(5)	(148)	(948)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(24,707)	(28,845)	(251,753)
Maturities of investments	25,956	24,711	286,044
Cash flows provided by (used in) investing activities	1,244	(4,282)	35,635
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock repurchases	-	(1,017)	(1,041)
Cash flows (used in) provided by financing activities	-	(1,017)	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,041)	(13,781)	(40,360)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,088	20,943	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,047	$7,162	$15,047

Supplemental Disclosure of Non-Cash Investing Activities			AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

Index

 ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009

OVERVIEW OF BUSINESS

Description of the business

OrthoLogic Corp., dba Capstone Therapeutics, is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We are focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin® (TP508).

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

We have conducted clinical trials for two potential Chrysalin applications:  acceleration of fracture repair and diabetic foot ulcer healing.  We previously conducted a pilot clinical trial for spine fusion, and pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair.  Currently, we are focusing our efforts on pre-clinical studies in vascular applications.  If successful, these studies may provide additional support for partnering Chrysalin’s future development.

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

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through September 30, 2009, we have incurred $123 million in net losses as a development stage company.

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

Index

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the three month and the nine month periods ended September 30, 2009, 79,805 shares and 7,479 shares, respectively, were determined to be outstanding during the periods but were excluded from the calculations of diluted loss per share as they were anti-dilutive.  At September 30, 2009, options and warrants to purchase 3,792,002 shares of our common stock, at exercise prices ranging from $0.42 to $7.83 per share, were outstanding.

Adoption of New Accounting Standards

Effective June 15, 2009, we adopted the reporting requirements of Financial Accounting Standards Board Accounting Standard Codification Topic 855 “Subsequent Events”, which requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

In connection with the issuance of this quarterly report on Form 10-Q, we have reviewed subsequent events to the date the financial statements were issued, November 9, 2009.

A.   INVESTMENTS AND FAIR VALUE DISCLOSURES

At September 30, 2009 and December 31, 2008, investments were classified as held-to-maturity securities, as we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.  Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

September 30, 2009	Amortized	Gross unrealized	Gross unrealized
Short-term investments	cost	Gain	Loss	Fair value

US Government Securities	$4,509	$54	$-	$4,563
Government-Sponsored Enterprise Securities	1,110	-	(15)	1,095
Corporate Debt Securities	18,028	5	(120)	17,913
Total short-term investments	$23,647	$59	$(135)	$23,571

Index

December 31, 2008 Short-term investments	Amortized cost	Gross unrealized Gain	Gross unrealized Loss	Fair value

US Government Securities	$19,310	$548	$-	$19,858
Government-Sponsored Enterprise Securities	2,967	-	(20)	2,947
Corporate Debt Securities	398	-	-	398
Total short-term investments	$22,675	$548	$(20)	$23,203

December 31, 2008 Long-term investments	Amortized cost	Gross unrealized Gain	Gross unrealized Loss	Fair value

US Government Securities	$2,221	$104	$-	$2,325
Total long-term investments	$2,221	$104	$-	$2,325

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

B.   Stock Based Compensation

2009 Stock Options

Non-cash stock compensation cost for the nine months ended September 30, 2009, totaled $261,000.  In the condensed Statements of Operations for the nine months ended September 30, 2009, non-cash stock compensation expense of $188,000 was recorded as a general and administrative expense and $73,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the nine months ended September 30, 2008, totaled $246,000.  In the condensed Statements of Operations for the nine months ended September 30, 2008, non-cash stock compensation expense of $199,000 was recorded as a general and administrative expense and $47,000 was recorded as a research and development expense.

No options were exercised in the nine month periods ended September 30, 2009 and 2008.

It is our policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, we may issue stock options outside of shareholder approved plans.  Options granted to employees under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of our common stock at September 30, 2009 of $0.79, stock options exercisable or expected to vest at September 30, 2009, have an intrinsic value of $155,000.  At September 30, 2009, 744,302 shares remain available to grant under our existing stock plans.

Index

Warrants

At September 30, 2009, we have warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of our common stock with an exercise price of $1.91 per share which expire in July 2016.

Additionally, performance based warrants to purchase 240,000 shares of our common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at September 30, 2009.  The total cost of the performance based warrants will be charged to expense over the period of performance. The costs will be determined based on the fair value of the warrants determined using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair value of the warrants using the Black-Scholes model, 66% volatility, 0% dividend yield, expected term of 6.4 years, and 2.3% interest rate was $84,000 at September 30, 2009.  No costs were charged to expense at September 30, 2009 as it is not yet probable that any warrants will vest.

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

During the nine month period ended September 30, 2009, we did not purchase any shares. During the nine month period ended September 30, 2008, we repurchased 1,082,796 shares at a total cost of $1,017,000.  During the year ended December 31, 2008, we repurchased and retired 1,131,622 shares of our common stock at a total cost of $1,041,000.

C.  Contingency – Legal Proceedings

On or about April 20, 2009, we became aware of a qui tam complaint that was filed under seal by Jeffrey J. Bierman on March 28, 2005 in the United States District Court for the District of Massachusetts against us and other companies that have allegedly manufactured bone growth stimulation devices, including Orthofix International N.V., Orthofix, Inc., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc.  By order entered on March 24, 2009, the court unsealed the amended complaint.  The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices.  The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business.

The United States Government declined to intervene in the case.  On September 4, 2009, Jeffrey J. Bierman, the Relator/Plaintiff served the amended complaint to the Company.  We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date.  We intend to defend this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws.  Based upon the currently available information, we believe that the ultimate resolution of this matter will not have a material effect on our financial position, liquidity or results of operations.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the quarter ended September 30, 2009 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008, our “Risk Factors” contained therein and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

OrthoLogic Corp., dba Capstone Therapeutics, is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin® (TP508).

In 2009 and 2008, our activities included:

•
Evaluating AZX100 for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring, treatment of pulmonary disease and vascular intimal hyperplasia.  We are executing a development plan for this peptide which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1a trial was satisfied with the profile of AZX100.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The study’s Safety Committee reviewing all safety-related aspects of the Phase 1b trial was again satisfied with the profile of AZX100.  We commenced in the first quarter of 2009 AZX100 Phase 2 human clinical trials in keloid scar revision and dermal scarring following shoulder surgery.  We also continued to perform pre-clinical studies supporting multiple indications for AZX100.

•
Pre-clinical experiments investigating the potential of Chrysalin to modulate the health of endothelial tissue in blood vessels and other mechanism-of-action studies to support our strategy to partner our vascular product candidates.  We did not perform additional pre-clinical or clinical studies in fracture repair, wound healing, spine fusion, cartilage defect repair, dental bone repair or tendon repair.  In 2009, we are continuing studies to support our vascular partnering efforts.

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2009, for the year ended December 31, 2008 are those that depend most heavily on these judgments and estimates.  As of September 30, 2009, there have been no material changes to any of the critical accounting policies contained therein.

Index

Results of Operations Comparing Three-Month Period Ended September 30, 2009 to the Corresponding Period in 2008.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $604,000 in the third quarter of 2009 compared to $815,000 in the third quarter of 2008.  Our administrative expenses during the third quarter of 2009 reflect a comparable level of administrative activity to the same period in 2008.  The third quarter of 2009 was favorably impacted by reduced costs related to the decision by the Securities and Exchange Commission to defer, for one more year, the requirement for the Company to have its independent registered public accountant give an opinion on the Company’s internal control over financial reporting, as well as the previously announced staff reduction.

Research and Development Expenses:  Research and development expenses were $2,843,000 for the third quarter of 2009 compared to $2,817,000 for the third quarter in 2008.  Our research and development expenses reflect a comparable level of research and development activity in the third quarter of 2009 compared to the same period in 2008.  However, in comparison to the third quarter of 2008, expenditures were greater on clinical trials and less on pre-clinical research in the third quarter of 2009.

Interest and Other Income, Net:  Interest and other income, net decreased from $488,000 in the third quarter of 2008 to $150,000 in the third quarter of 2009 due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the third quarter of 2009 of $3.3 million compared to a net loss of $3.1 million in the third quarter of 2008.  The $0.2 million increase in the net loss for the three months ended September 30, 2009 compared to the same period in 2008 resulted primarily from  reduced interest income, due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.  The impact of the decrease in interest income was partially offset by the previously described G&A cost reduction.

Results of Operations Comparing Nine-Month Period Ended September 30, 2009 to the Corresponding Period in 2008.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $2,172,000 in the nine months ended September 30, 2009 compared to $2,378,000 in the same period in 2008.  Our administrative expenses during the nine months ended September 30, 2009 reflect a comparable level of administrative activity to the same period of 2008.    The nine months ended September 30, 2009 were favorably impacted by reduced costs related to the decision by the Securities and Exchange Commission to defer, for one more year, the requirement for the Company to have its independent registered public accountant give an opinion on the Company’s internal control over financial reporting, as well as the previously announced staff reduction.

Research and Development Expenses:  Research and development expenses were $9,030,000 for the nine months ended September 30, 2009, compared to $7,845,000 for the same period in 2008.  Our research and development expenses increased $1,185,000 in the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in AZX100 clinical trial activity and a $600,000 purchase of peptide for pre-clinical studies.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, the majority of our research and development expenses in 2009 and 2008 were directed toward AZX100 development efforts.

Index

Interest and Other Income, Net:  Interest and other income, net decreased from $1,659,000 in the nine months ended September 30, 2008 to $641,000 in the same period in 2009 due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the nine months ended September 30, 2009 of $10.6 million compared to a net loss of $8.6 million in the same period in 2008.  The $2.0 million increase in the net loss for the nine months ended September 30, 2009 compared to the same period in 2008 resulted primarily from an increase in AZX100 clinical trial activity, purchases of peptide for pre-clinical studies, and reduced interest income, due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Liquidity and Capital Resources

We historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2007), which provided an investment by Quintiles in our common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period.   As of September 30, 2009, we had cash and cash equivalents of $15 million and short-term investments of $23.6 million.

For AZX100 in 2009, we are continuing research and development expenditures for further pre-clinical studies supporting multiple indications for AZX100 and continuing our Phase 2 dermal scarring following shoulder surgery and keloid revision clinical trials.

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

On March 5, 2008, we announced a stock repurchase program and through September 30, 2009, we had repurchased and retired 1,131,622 shares of our common stock, at a total cost of $1,041,000, and have allocated approximately $1,000,000 to fund possible future stock repurchases.

We anticipate that our cash and short-term investments will be sufficient to meet our presently projected cash and working capital requirements for the next year. However, the timing and amounts of cash used will depend on many factors.  To complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 or Chrysalin product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

Index

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer,  has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

On or about April 20, 2009, we became aware of a qui tam complaint that was filed under seal by Jeffrey J. Bierman on March 28, 2005 in the United States District Court for the District of Massachusetts against us and other companies that have allegedly manufactured bone growth stimulation devices, including Orthofix International N.V., Orthofix, Inc., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc.  By order entered on March 24, 2009, the court unsealed the amended complaint.  The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices.  The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business.

The United States Government declined to intervene in the case.  On September 4, 2009, Jeffrey J. Bierman, the Relator/Plaintiff served the amended complaint to the Company.  We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date.  We intend to defend this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws.  Based upon the currently available information, we believe that the ultimate resolution of this matter will not have a material effect on our financial position, liquidity or results of operations.

Index

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

ORTHOLOGIC CORP. (Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	November 9, 2009

/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 9, 2009

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2009

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