Form 10-K
period 2009-12-31
ORTHOLOGIC CORP
filed 2010-03-12
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒  AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 0-21214

ORTHOLOGIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West Washington Street, Suite 101, Tempe, Arizona 85281
(Address of principal executive offices)
Registrant’s telephone number including area code:  (602) 286-5520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0005 per share	NASDAQ Capital Market
Rights to purchase 1/100 of a share of Series A Preferred Stock	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer  ☐          Accelerated filer ☐  Non-accelerated filer ☐  (Do not check if a smaller reporting company)   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2009 was approximately $24,500,000.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:  Portions of the registrant’s proxy statement related to its 2010 annual meeting of stockholders to be held on May 21, 2010 are incorporated by reference into Part III of this Form 10-K.

The number of outstanding shares of the registrant’s common stock on February 28, 2010 was 40,775,411.

ORTHOLOGIC CORP.
dba Capstone Therapeutics
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business

Overview of the Business

On October 1, 2008, OrthoLogic Corp. adopted and began doing business under the trade name of Capstone Therapeutics.

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

AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention or reduction of hypertrophic and keloid scarring, treatment of pulmonary disease and vascular intimal hyperplasia.  We are executing a development plan that included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The Safety Committee reviewing all safety-related aspects of these studies was satisfied with the profile of AZX100.  In the first quarter of 2009 we commenced Phase 2 human clinical trials of AZX100 in keloid scar revision and dermal scarring following shoulder surgery.  In 2010, we expect to continue our Phase 2 clinical trials and perform further pre-clinical studies supporting multiple indications for AZX100.

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

We have conducted clinical trials for two potential Chrysalin applications:  acceleration of fracture repair and diabetic foot ulcer healing.  We previously conducted a pilot human study for spine fusion, and pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair.  Currently, we are focusing our efforts on pre-clinical studies in vascular applications and collaboration or licensing opportunities for the future development of Chrysalin.  We are not currently planning additional pre-clinical or clinical studies in fracture repair, wound healing, spine fusion, cartilage defect repair, dental bone repair or tendon repair.

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

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. From August 5, 2004 through December 31, 2009, we have incurred $126 million in net losses as a development stage company.

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

AZX100

Dermal Scarring

Approved

There is no known approved pharmacologic treatment for dermal scar reduction.  Keloid or hypertrophic scarring is often excised and treated with pressure, radiation, steroids or other agents, with variable results.

In Development

Among potential competing products are recombinant transforming growth factor beta 3 (TGF ß3) and antiTGFß1 antibodies.  Renovo is conducting Phase 3 clinical trials in Europe with recombinant TGFß3 (Juvista) for various scar reduction indications, including a recently accepted IND for keloid revisions.  While preliminary efficacy has been shown in healing healthy individuals, like other therapeutics, TGFß3 addresses upstream signaling and only one fibrotic pathway and may have limited effectiveness in scar inhibition.  AZX100 inhibits fibrotic responses induced by multiple mediators, suggesting it may be more effective than TGFß3 at scar reduction.  Renovo has also begun clinical trials using a TGFß1 antibody, which like TGFß3, blocks part of the signaling cascade resulting in scar formation.  AZX100 may be more effective than TGFß1 antibodies through more comprehensive inhibition of multiple scarring cascades.

Under an agreement with Isis Pharmaceuticals, Excaliard Pharmaceuticals is developing antisense oligonucleotides which target various genes known to regulate fibrosis and scarring.  Excaliard announced initiation of Phase 2 proof-on-concept clinical trials in January 2010.

Pulmonary Fibrosis

Several investigative agents are due to report Phase 3 clinical trial results in 2010, including pirfenidone (Pirespa – Intermune), bosentan (Tracleer – Actelion) and ambrisentan (Letairis – Gilead / GSK).  Pirfenidone is approved for sale in Japan.

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

Clinical indications associated with VED include the broad areas of coronary artery disease (CAD).  Insufficient blood supply to the myocardium can result in myocardial ischemia, injury, infarction, or all three.  Atherosclerosis of the larger coronary arteries is the most common anatomic condition that causes diminished coronary blood flow.

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

Research and Development

Our Pre-clinical, Clinical, Chemical Materials and Controls, Regulatory and Quality Assurance departments (research and development) consist of approximately 15 employees who are assisted by consultants from the academic and medical practitioner fields.  Our employees have extensive experience in the areas of biomaterials, animal modeling, cellular and molecular biology, clinical trial design and data management.  Our Clinical department designs, initiates, monitors and manages our clinical trials. Our staff has been focused on clinical trials to advance AZX100 to NDA status in a dermal indication, pre-clinical studies investigating AZX100’s potential for the treatment of pulmonary diseases and intimal hyperplasia, pre-clinical work on Chrysalin in vascular indications and exploring the science behind and potential of AZX100 and Chrysalin.  We are executing a development plan that included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008. The Safety Committee reviewing all safety-related aspects of these studies was satisfied with the profile of AZX100.  In the first quarter of 2009, we commenced Phase 2 human clinical trials of AZX100 in keloid scar revision and dermal scarring following shoulder surgery.

We incurred $12.0 million and $10.7 million, in 2009 and 2008, respectively, on research efforts on AZX100 and Chrysalin.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between AZX100 and Chrysalin, however, the substantial majority of expenditures were AZX100 related in 2009 and 2008.

Manufacturing

Currently, third parties certified under Good Manufacturing Practices manufacture AZX100 and Chrysalin for us in limited amounts for our clinical and pre-clinical studies.  We use a primary manufacturer for the peptides used in our human clinical trials, but secondary manufacturers are available as needed.  Our current AZX100 and Chrysalin formulation and manufacturing work is focused on an injectable formulation.

Patents, Licenses and Proprietary Rights

As part of our purchase of CBI on August 5, 2004, the license agreements between CBI and OrthoLogic for the development, use, and marketing of the therapeutic products utilizing Chrysalin were replaced by a direct license agreement between OrthoLogic and the University of Texas.  Under this direct license, we expanded our current license for Chrysalin from a license for only orthopedic indications to a license for any and all indications.  Subsequently, we entered into an agreement whereby the University of Texas assigned to us certain patents previously exclusively licensed to us.  We must pay the University of Texas royalties on future sales of products, sublicense fees and various other fees in connection with filing and maintaining Chrysalin-related patents. This obligation will expire upon the expiration of the subject patents. Chrysalin has been patented in the United States and in some other countries for a number of methods of use, including cardiovascular, chronic wounds, and orthopedic indications.  A composition of matter patent covering European countries expired in 2007 and the corresponding United States patent expires in 2011.  Our other patents for Chrysalin expire between 2021 and 2024.

As part of the February 27, 2006 AzERx transaction, we acquired a license from AzTE, an affiliate of Arizona State University, for worldwide rights to AZX100 for all indications.  Under the license agreement with AzTE, we are required to pay patent filing, maintenance and other related patent fees as well as royalties on future sales of products that contain AZX100.  These obligations will end on the expiration of the last patent.  The license is supported by patents that expire from 2022 to 2024.

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

Employees

As of December 31, 2009, we had twenty-two permanent employees in our operations, including fifteen employees in research and development and seven in administration.  As a research and development business, we believe that the success of our business will depend in part on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants.  We face competition from private companies and public institutions for qualified research personnel.  None of our employees are represented by a union and we consider our relationship with our employees to be good.

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

Risks

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Annual Report on Form 10-K contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	unfavorable results of our product candidate development efforts;
•	unfavorable results of our pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;

•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to achieve market acceptance of our products;
•	the impact of present and future collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy; and
•	failure in the future to meet the requirements for continued listing on the Nasdaq Capital Market.

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

We expect to incur losses for a number of years as we continue our research and development projects.  Our current level of funds is not sufficient to support all research expenses to achieve commercialization of any of our product candidates.  On November 26, 2003, we sold all of our revenue generating operations.  We are now focused on developing and testing the product candidates of AZX100 and Chrysalin and have allocated most of our resources to bringing these product candidates to the market, either through clinical trials or partnering efforts.  We may invest in other peptide or small molecule-based therapeutics in the future, but there can be no assurance that opportunities of this nature will occur at acceptable terms, conditions or timing.  We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years.  As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase if we expand our research and development activities and incur significant expenses for clinical trials.  Our cash reserves are the primary source of our working capital.  To complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 or Chrysalin product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of securities, joint venture or other forms of joint development arrangements, sales of developments rights, or licensing agreements, may not be available or may only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

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

If we fail to commercialize our product candidates, we will not be able to generate revenue.  We currently do not sell any products.  We have implemented a strategic shift in our development approach to our Chrysalin-based product candidates.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  We have no current plans to perform additional clinical trials with Chrysalin.  Our product candidates have reached the following stages of development:

AZX100:
•	Scarring	IND filed in 2007, Phases 1a and 1b safety studies completed in 2008. Phase 2 studies on keloid scar revision and dermal scarring following shoulder surgery commenced in the first quarter of 2009.

Chrysalin:
•	Acceleration of Fracture Repair	Phase 3 / Phase 2b human clinical trials
•	Diabetic Foot Ulcer Healing	Phase 1/2 human clinical trials
•	Spine Fusion	Phase 1/2 human clinical trials
•	Cartilage Defect Repair	Late stage pre-clinical trials
•	Tendon Repair	Early stage pre-clinical trials
•	Cardiovascular Repair	Pre-clinical trials
•	Dental Bone Repair	Pre-clinical trials

We are subject to the risk that:

•	the FDA finds some or all of our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	we are unable to get some or all of our product candidates to market in a timely manner;
•	we are not able to produce our product candidates in commercial quantities at reasonable costs;
•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or
•	the patients, insurance and/or physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects which delay or extend the trials;
•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;
•	regulatory delays or other regulatory actions;
•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;
•	change in the focus of our development efforts;
•	re-evaluation of our clinical development strategy; and
•	lack of sufficient funds to pay for development costs.

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

Our reliance on outside suppliers and consultants could have a material effect on our ability to perform research or clinical trials.

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

Chrysalin has been in the human testing phase for three potential products and earlier pre-clinical testing phases for four other potential products.  AZX100 has completed Phase 1 safety studies and in the first quarter of 2009 we commenced Phase 2 keloid scar revision and dermal scarring following shoulder surgery efficacy studies.  The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures.  The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.  Chrysalin and AZX100 are new drugs and are subject to the most stringent level of FDA review.

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

Our research, development, pre-clinical and clinical trial activities and the manufacture and marketing of any products that we may successfully develop are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the United States and abroad.  The process of obtaining required regulatory approvals for pharmaceutical products is lengthy, expensive and uncertain, and any such regulatory approvals may entail limitations on the indicated usage of a product, which may reduce the product’s market potential.

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

Even if we obtain regulatory approval for our products, market acceptance will depend on our ability to demonstrate to physicians and patients the benefits of our products in terms of safety, efficacy, and convenience, ease of administration and cost effectiveness.  In addition, we believe market acceptance depends on the effectiveness of our marketing strategy, the pricing of our products and the reimbursement policies of government and third-party payors.  Physicians may not prescribe our products, and patients may determine, for any reason, that our product is not useful to them.  Insurance companies and other third party payors may determine not to reimburse for the cost of the product.  If any of our product candidates fails to achieve market acceptance, our ability to generate revenue will be limited.

Healthcare reform and restrictions on reimbursements may limit our financial returns.

Our ability to successfully commercialize our products may depend in part on the extent to which government health administration authorities, private health insurers and other third party payors will reimburse consumers for the cost of these products.  Third party payors are increasingly challenging both the need for, and the price of, novel therapeutic drugs and uncertainty exists as to the reimbursement status of newly approved therapeutics.  Adequate third party reimbursement may not be available for our products to enable us to maintain price levels sufficient to realize an appropriate return on our investments in research and product development, which could restrict our ability to commercialize a particular product candidate.

Risks Related to Our Common Stock

If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock was listed on the Nasdaq Global Market and is now listed on the Nasdaq Capital Market.   We are required to meet specified financial requirements to maintain our listing on the Nasdaq Stock Markets.  One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock.  In 2008, our common stock closed at prices that were below the minimum bid price requirement and on August 11, 2008, we received a notice from Nasdaq, dated August 8, 2008, that the minimum bid price for our common stock had closed under $1.00 per share for over 30 business days, causing a violation of the continuing listing standard of the Nasdaq Markets.  In anticipation of not meeting the Nasdaq Global Market minimum bid price continued listing requirement, the Company requested and on November 16, 2009, received approval from Nasdaq to transfer the listing of it common stock from the Nasdaq Global Market to the Nasdaq Capital Market.  The Company received a notice on March 4, 2010 from The Nasdaq Stock Market, that the Company was now in compliance with the Nasdaq Listing Rules for continued listing on the Nasdaq Capital Market.

If we fail to satisfy any of the Nasdaq Capital Market’s continued listing requirements, we cannot assure you that we would be successful in regaining compliance with those requirements in the future.  In the event of delisting, trading, if any, could continue to be conducted on the over the counter market in the so called “pink sheets” or on the OTC Bulletin Board.  Selling our common stock would be more difficult because, among other things, smaller quantities of shares would likely be bought and sold, transactions could be delayed, security analysts’ coverage of us could be reduced and shareholders may find it more difficult to obtain accurate quotations as to the market value of our common stock.  Also, a delisting (or a notice or other action indicating the possible future delisting of our common stock) could have a material adverse effect on the price for our shares and our ability to issue additional securities or to secure additional financing.  In addition, delisting from the Nasdaq Capital Market may subject our common stock to “penny stock” rules under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  These rules impose additional sales practice and other requirements on broker-dealers who sell and/or make a market in securities deemed penny stocks under SEC rules.  Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the liquidity and price of our common stock.

Our stock price is volatile and fluctuates due to a variety of factors.

Our stock price has varied significantly in the past (from a high of $9.32 to a low of $0.35 during the period of January 1, 2004 through December 31, 2009) and may vary in the future due to a number of factors, including:

•	announcement of the results of, or delays in, preclinical and clinical studies;
•	fluctuations in our operating results;
•	developments in litigation to which we or a competitor is subject;
•	announcements and timing of potential acquisitions, divestitures, capital raising activities or issuance of preferred stock;
•	announcements of technological innovations or new products by us or our competitors;
•	FDA and other regulatory actions;
•	developments with respect to our or our competitors’ patents or proprietary rights;
•	public concern as to the safety of products developed by us or others;
•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally; and
•	failure in the future to meet the requirements for continued listing on the Nasdaq Capital Market.

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

We are authorized to issue 100,000,000 shares of common stock.  As of December 31, 2009, there were 40,775,411 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights.  As of December 31, 2009, we had stock options outstanding to purchase approximately 3,342,523 shares of our common stock, the exercise price of which ranges between $0.42 per share to $7.83 per share, warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39, warrants outstanding to purchase 357,423 shares of our common stock with an exercise price of $1.91, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent additional options are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution.  At December 31, 2009, 769,302 shares remain available to grant under the 2005 Equity Incentive Plan.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.

Certain provisions of our restated certificate of incorporation and bylaws will make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders may consider beneficial.

Certain provisions of our restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of the Company and our stockholders.  These provisions include, among other things, the following:

•	a classified board of directors with three-year staggered terms;

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;
•	the ability of our board of directors to fill vacancies on the board;
•	a prohibition against stockholders taking action by written consent;
•	super majority voting requirements for the stockholders to modify or amend our bylaws and specified provisions of our restated certificate of incorporation, and
•	the ability of our board of directors to issue up to 2,000,000 shares of preferred stock without stockholder approval.

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

We are permitted by our restated certificate of incorporation to issue up to 2,000,000 shares of preferred stock.  We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders or other security holders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation rights and may have greater voting rights than our common stock.

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

During the years 1998 – 2007, we leased a facility in Tempe, Arizona, which is an approximately 100,000 square foot facility designed and constructed for industrial purposes and is located in an industrial district.  It is the same facility we leased prior to our November 2003 divestiture of our bone growth stimulation device business.  Following the divestiture, we occupied approximately 20% of the building capacity and subleased some portions of the building to other companies.  In July 2007, we entered into a new five-year lease for 17,000 square feet of space in the same Tempe facility, which became effective March 1, 2008.  We believe the facility is well-maintained and adequate for use through the end of our lease term.

Item 3.	Legal Proceedings

On or about April 20, 2009, we became aware of a qui tam complaint that was filed under seal by Jeffrey J. Bierman on March 28, 2005 in the United States District Court for the District of Massachusetts against us and other companies that have allegedly manufactured bone growth stimulation devices, including Orthofix International N.V., Orthofix, Inc., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc.  By order entered on March 24, 2009, the court unsealed the amended complaint.  The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices.  The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business.  Mr. Bierman is seeking civil penalties under various state and federal laws, as well as treble damages.

The United States Government declined to intervene or participate in the case.  On September 4, 2009, Jeffrey J. Bierman, the Relator/Plaintiff, served the amended complaint to the Company.  We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date.  We intend to defend this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws.  On December 4, 2009, the Company moved to dismiss the amended complaint with prejudice.  That motion is currently pending.  Based upon the currently available information, we believe that the ultimate resolution of this matter will not have a material effect on our financial position, liquidity or results of operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on Nasdaq on January 28, 1993 and is currently trading on the Nasdaq Capital Market under the symbol “CAPS.”    The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of our common stock.

	2009		2008
	High	Low	High	Low
First Quarter	$0.63	$0.35	$1.34	$0.79
Second Quarter	$0.90	$0.54	$1.09	$0.79
Third Quarter	$0.95	$0.55	$0.99	$0.72
Fourth Quarter	$1.04	$0.60	$0.95	$0.40

As of February 28, 2010, 40,775,411 shares of our common stock were outstanding and held by approximately 949 stockholders of record.

Dividends

We have never paid a cash dividend on our common stock.  We do not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

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

During the year ended December 31, 2008, we repurchased and retired a total of 1,131,622 shares at a total cost of $1,041,000.  No shares were repurchased in 2009.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected financial data for the Company’s development stage period, August 5, 2004 through December 31, 2009, is derived from our audited financial statements.  The selected financial data should be read in conjunction with the financial statements, related notes to the financial statements and other financial information appearing elsewhere in this annual report on Form 10-K and particularly the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We sold our bone growth stimulation device business (“Bone Device Business”) on November 26, 2003.  On August 5, 2004, we purchased substantially all the assets and the intellectual property of CBI.  We became a development stage company commensurate with the CBI acquisition.  On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx.  The financial data as presented in the following schedule reflects the gain on the sale of the bone growth stimulation device business as discontinued operations and reflects the purchased net assets of CBI and AzERx from the dates of those respective acquisitions.

Research and Development expenses in 2005 and 2006 include expenditures related to Phase 3 and Phase 2b Chrysalin clinical trials in distal radial fracture.

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

In 2006, we implemented a strategic shift in our development approach to our Chrysalin-based product candidates, to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.

Research and Development expenses in 2007 include regulatory required expenses related to the completion of the Phase 3 and Phase 2b distal radial fracture studies and expenses to file an IND in dermal scarring for AZX100.  Research and Development expenses in 2008 include expenditures to complete Phase 1a and Phase 1b safety clinical trials in dermal scarring for AZX100.  Research and Development expenses in 2009 include expenditures on Phase 2 clinical trials for AZX100 in keloid scar revision and dermal scarring following shoulder surgery, which commenced in the first quarter of 2009.

STATEMENTS OF OPERATIONS DATA
(A Development Stage Company)
(in thousands, except per share amounts)

	Years Ended December 31,					August 5, 2004 to
	2009(1)	2008	2007	2006(2)	2005(3)	December 31, 2004 (4)(5)

Operating expenses
General and administrative	$2,901	$2,991	$3,738	$6,558	$4,910	$1,878
Research and development	11,968	10,693	9,641	19,661	25,444	8,080
Purchased in-process research and development	-	-	-	8,471	-	25,840
Other	-	-	-	-	(250)	(125)
Total operating expenses	14,869	13,684	13,379	34,690	30,104	35,673
Interest and other income, net	(737)	(2,082)	(3,278)	(3,883)	(2,640)	(751)
Loss from continuing operations before taxes	14,132	11,602	10,101	30,807	27,464	34,922
Income taxes expense (benefit)	(1,009)	(363)		1,106	(108)	(642)
Loss from continuing operations	13,123	11,239	10,101	31,913	27,356	34,280
Discontinued operations
Net gain on the sale of the bone device business net of taxes $0, $0, $0, $0, $96, ($363) respectively	-	-	-	-	(154)	(2,048)
NET LOSS	$13,123	$11,239	$10,101	$31,913	$27,202	$32,232
Per Share Information:
Net loss from continuing operations basic and diluted	$0.32	$0.27	$0.24	$0.78	$0.72
Net (income) from discontinued operations basic and diluted	$-	$-	$-	$-	$-
Net loss basic and diluted	$0.32	$0.27	$0.24	$0.78	$0.72

Basic and diluted shares outstanding	40,775	41,078	41,644	40,764	38,032

1.
The income tax benefit in 2009 of $1,009,000 results from the carryback of our net operating loss for federal income tax purposes for the year ended December 31, 2008 to the year ended December 31, 2003, as allowed by federal tax legislation passed in 2009.

2.
Research and development expenses in 2006 include recognition of a $2,100,000 Chrysalin patent cost impairment loss.  Operating expenses in 2006 included $8,471,000 of purchased in-process research and development costs associated with the AzERx acquisition in February 2006.  Income tax expenses in 2006 included the recording of a $1,106,000 valuation allowance for a deferred tax asset related to an Alternative Minimum Tax credit carryover.

3.
Total operating expenses in 2005 were reduced by $250,000 as a result of a final settlement payment received from the buyer of the CPM business.  A net gain of $154,000 was recognized on the sale of the Bone Device Business due to receipt of the entire escrow deposit outstanding.

4.	On August 5, 2004, we completed the acquisition of CBI. OrthoLogic expensed in-process research and development and acquisition costs of $25.8 million.

5.
A net gain of $2,048,000 was recognized on the sale of the Bone Device Business primarily due to a decrease in the risk related to the potential exposure of the representations and warranties provided in the governing asset purchase agreement.

BALANCE SHEET DATA
(in thousands)

	December 31,
	2009	2008	2007	2006	2005	2004
Working capital	$34,395	$44,865	$37,684	$52,533	$78,423	$88,955
Total assets	$37,135	$49,514	$61,862	$72,589	$88,343	$115,184
Long term liabilities, less current maturities	$-	$-	$-	$-	$183	$137
Stockholders’ equity	$34,728	$47,522	$59,461	$69,148	$84,178	$110,930

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Chrysalin, Capstone Therapeutics and OrthoLogic are registered United States domestic trademarks of OrthoLogic Corp.

Our development activities for the Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment.  From August 5, 2004 through December 31, 2009, we have incurred approximately $126 million in net losses as a development stage company.

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

We are executing a development plan for this peptide which included the filing of an IND for a dermal indication in 2007, completion of Phase 1a and Phase 1b safety studies in 2008, and included the commencement of Phase 2 efficacy studies in dermal scarring in the first quarter of 2009.  The first safety study included 30 healthy subjects and was completed in mid 2008.  Our second safety study for dermal scarring (Phase 1b), which included 40 subjects, was completed in the fourth quarter of 2008.  The studies’ Safety Committee reviewing all safety-related aspects of the clinical trials was satisfied with the profile of AZX100.  Our Phase 2 clinical trials with AZX100 in keloid scar revision and dermal scarring following shoulder surgery completed enrollment in 2009 and are targeted to be completed in 2010.

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

Although we do not currently plan to re-enter clinical trials with Chrysalin, we will perform pre-clinical and clinical studies which we believe would serve to strengthen our portfolio and partnering or licensing possibilities.
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

Income Taxes:  Accounting Standards Codification Topic 740 “Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset included in past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset.  We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance for all of our deferred tax assets of approximately $49 million at December 31, 2009.

Recent federal tax legislation enacted in the fourth quarter of 2009 allowed the carryback of net operating losses incurred in 2008 to the 2003 tax year and eliminated for 2003 the AMT limit on use of more than 90% of a net operating loss to offset currently taxable income.  This change generated a refund for the Company of $1,009,000 for the AMT tax paid for the 2003 tax year and a reversal of the previously established valuation allowance for the 2003 AMT tax credit.

Patents: On November 2, 2006, we announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to our Chrysalin product platform.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  Accounting Standards Codification Topic 350 “Intangibles – Goodwill and Other” requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less than its carrying cost.  We are unable to determine the timing or amount of net cash in-flow to be generated from Chrysalin-based product candidates.  Accordingly, due to this uncertainty, we recognized an impairment loss for the amount of unamortized Chrysalin product platform patent costs of $2,100,000 in 2006. The impairment loss was included in research and development expenses in 2006.

Stock based compensation:  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, now Accounting Standards Codification Topic 718 “Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We use the historical volatility adjusted for future expectations.  The expected life of the stock options is based on historical data and future expectations.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest.  The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional compensation resulting from those additional grants.

Results of Operations Comparing Years Ended December 31, 2009 and 2008

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $2,901,000 for the year ended December 31, 2009 compared to $2,991,000 in the same period in 2008.  Our administrative expenses during 2009 reflect a comparable level of administrative activity in 2008.  Administrative expenses in 2009 were favorably impacted by reduced costs related to the decision by the Securities and Exchange Commission to defer, for one more year, the requirement for the Company to have its independent registered public accountant give an opinion on the Company’s internal control over financial reporting.

Research and Development Expenses:  Research and development expenses were $11,968,000 for the year ended December 31, 2009, compared to $10,693,000 for 2008.  Our research and development expenses increased $1,275,000 in 2009, compared to 2008 primarily due to an increase in AZX100 clinical trial activity.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between Chrysalin and AZX100; however, the majority of our research and development expenses in 2009 and 2008 were directed toward AZX100 development efforts.

Interest and Other Income, Net:  Interest and other income, net decreased from $2,082,000 in  2008 to $737,000 in 2009 due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the year ended December 31, 2009 of $13.1 million compared to a net loss of $11.2 million in 2008.  The $1.9 million increase in the net loss for 2009 compared to 2008 resulted primarily from an increase in AZX100 clinical trial activity and reduced interest income, due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment; partially offset by a $1,009,000 income tax benefit recorded in 2009, due to federal tax legislation passed in 2009.

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

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin and AZX100 product candidates.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period. At December 31, 2009, we had cash and cash equivalents of $12.9 million and short-term investments of $22.3 million.

We announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach for Chrysalin-based product candidates.  We currently intend to pursue development partnering or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  We will continue research and development expenditures for further pre-clinical studies supporting multiple indications for AZX100 and plan to continue our Phase 2 human clinical trials for dermal scarring following shoulder surgery and keloid scar revision.

Our future research and development expenses may vary significantly from prior periods depending on the Company’s decisions on its future AZX100 and Chrysalin development plans.  Our future interest and other income may vary significantly from prior periods based on changes in interest rates and amounts available for investment.

On March 5, 2008, we announced a stock repurchase program and at December 31, 2008, we had repurchased and retired 1,131,622 shares of our common stock, at a total cost of $1,041,000, and have allocated approximately $1,000,000 to fund possible future stock repurchases.

We anticipate that our cash and short-term investments at December 31, 2009 will be sufficient to meet our presently projected cash and working capital requirements for the next year.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 or Chrysalin product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of securities, joint venture or other forms of joint development arrangements, sales of developments rights, or licensing agreements, may not be available or may only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We had no debt and no derivative instruments at December 31, 2009.  Our investment portfolio is used to preserve our capital until it is required to fund our operations.  Our investment instruments are classified as held-to-maturity.  We do not own derivative financial instruments in our investment portfolio.  We maintain a non-trading investment portfolio of investment grade securities that limits the amount of non-U.S. government obligations credit exposure of any one issue, issuer or type of instrument.  Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Our long-term investment at December 31, 2008 is a U.S. government obligation and matures in February 2010.

Item 8.	Financial Statements and Supplementary Data

Balance sheets as of December 31, 2009 and December 31, 2008, statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009, and the statements of operations, shareholders’ equity and cash flows for the period of August 5, 2004 through December 31, 2009, together with the related notes and the report of Ernst & Young, LLP, our independent registered public accounting firm, are set forth on the “F” pages of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer,  has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of OrthoLogic Corp. (a development stage company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2010 Annual Meeting of Stockholders to be held on May 21, 2010, no later than 120 days after the close of its fiscal year ended December 31, 2009.

Item 11.	Executive Compensation

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2010 Annual Meeting of Stockholders to be held on May 21, 2010, no later than 120 days after the close of its fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2010 Annual Meeting of Stockholders to be held on May 21, 2010, no later than 120 days after the close of its fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2010 Annual Meeting of Stockholders to be held on May 21, 2010, no later than 120 days after the close of its fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement with the Securities and Exchange Commission for the 2010 Annual Meeting of Stockholders to be held on May 21, 2010, no later than 120 days after the close of its fiscal year ended December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of OrthoLogic Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firm.

Balance Sheets - December 31, 2009 and 2008.

Statements of Operations - Each of the years in the two-year period ended December 31, 2009 and for the period of August 5, 2004 through December 31, 2009.

Statements of Stockholders’ Equity - Each of the years in the two-year period ended December 31, 2009 and for the period of August 5, 2004 through December 31, 2009.

Statements of Cash Flows - Each of the years in the two-year period ended December 31, 2009 and for the period of August 5, 2004 through December 31, 2009.

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

ORTHOLOGIC CORP.

Date: March 12, 2010	By	/s/ John M. Holliman, III
John M. Holliman, III
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer) and Director	March 12, 2010
/s/ Fredric J. Feldman Fredric J. Feldman, Ph.D.	Director	March 12, 2010
/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 12, 2010
/s/ William M. Wardell William M. Wardell, MD, Ph.D.	Director	March 12, 2010
/s/ Augustus A. White, III Augustus A. White III, MD, Ph.D.	Director	March 12, 2010
/s/ Randolph C. Steer Randolph C. Steer, MD, Ph.D.	President	March 12, 2010
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

S-1

OrthoLogic Corp.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2009

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
Exhibit 10.1 to the Company’s Amendment No. 1 to its Registration Statement on Form S-4, filed July 14, 2004
10.4	Form of Incentive Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (***)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005
10.5	Form of Non-qualified Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (***)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006
10.6	Patent Assignment Agreement dated June 28, 2005, between the Company and the University of Texas	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005 (the “June 2005 10-Q”)
10.7	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the June 2005 10-Q
10.8	Employment Agreement between the Company and Dana Shinbaum, dated October 17, 2005 (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2005
10.9	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)
10.10	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K
10.11	Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc., dated February 24, 2006.	Exhibit 10.1 to the Company’s April 2006 S-3
10.12	Registration Rights Agreement by and between OrthoLogic Corp. and PharmaBio Development, Inc., dated February 24, 2006	Exhibit 10.2 to the Company’s April 2006 S-3

10.13	Registration Rights Agreement by and between OrthoLogic Corp., AzERx, Inc., and Certain Shareholders, dated February 27, 2006	Exhibit 10.3 to the Company’s April 2006 S-3
10.14	Amended and Restated License Agreement dated February 23, 2006 by and between OrthoLogic Corp. and Arizona Science Technology Enterprises, LLC	Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 25, 2006
10.15	2005 Equity Incentive Plan (2005 Plan) (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.16	Form of Incentive Stock Option Grant Letters for Grants under the 2005 Plan (***)	Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2006, filed on August 8, 2006 (“June 2006 10-Q”)
10.17	Form of Non-Qualified Stock Options Grant Letter for Grants under the 2005 Plan (***)	Exhibit 10.2 to the Company’s June 2006 10-Q
10.18	Form of Restricted Stock Grant Letters for Grants under the 2005 Plan (***)	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.19	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
10.20	Employment Agreement between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp., effective May 12, 2006 (1)	Exhibit 10.7 to the Company’s June 2006 10-Q
10.21	Management Service Agreement between Valley Venture III, Management LLC, John M. Holliman, III, Executive Chairman and OrthoLogic Corp., effective May 12, 2006 (1)	Exhibit 10.8 to the Company’s June 2006 10-Q
10.22	Amendment No.1 to Registration Rights Agreement dated June 30, 2006 by and between PharmaBio Development, Inc., and OrthoLogic Corp.	Exhibit 10.4 to the Company’s September 2006 S-3/A
10.23	Lease Agreement dated July 19, 2007, by and between the Company and Phoenix Investors #13, L.L.C.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2007
10.24	Amendment #1 to Employment Agreement dated May 21, 2007, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp.	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.
10.25	Amendment #2 to Employment Agreement dated February 21, 2008, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.
10.26
Amendment No. 3, dated November 4, 2008, to the Management Services Agreement effective May 12, 2006 by and between AGP Management, LP, John M. Holliman, III, Executive Chairman, and OrthoLogic Corp. (1)
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed with the SEC on November 6, 2008 (the “November 6, 2008 10-Q”)
10.27	Amendment No. 3, dated November 4, 2008, to the Employment Agreement effective May 12, 2006, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp. (1)	Exhibit 10.2 to the Company’s November 6, 2008 10-Q

23.1	Consent of independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350****

(1)	Management contract or compensatory plan or arrangement.
(2)	Portions of this agreement have been redacted and filed under confidential treatment request with the Securities and Exchange Commission.

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
****    Furnished herewith.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OrthoLogic Corp. (dba Capstone Therapeutics)

We have audited the accompanying balance sheets of OrthoLogic Corp. (dba Capstone Therapeutics) (a development stage company) (the Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009, and for the period August 5, 2004 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrthoLogic Corp. (dba Capstone Therapeutics) (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the two years ended December 31, 2009 and the period from August 5, 2004 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 12, 2010

ORTHOLOGIC CORP
(dba Capstone Therapeutics)
(A Development Stage Company)
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$12,874	$23,088
Short-term investments	22,268	22,675
Interest, income taxes and other current assets	1,660	1,094
Total current assets	36,802	46,857

Furniture and equipment, net	333	436
Long-term investments	-	2,221
Total assets	$37,135	$49,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$719	$1,063
Accrued compensation	549	648
Accrued clinical and other accrued liabilities	1,139	281
Total current liabilities	2,407	1,992

Stockholders' Equity

Common Stock $.0005 par value; 100,000,000 shares authorized; 40,775,411 shares in 2009 and 2008 issued and outstanding	20	20
Additional paid-in capital	188,643	188,314
Accumulated deficit ($126,173 at 2009 and $113,050 at 2008 accumulated during development stage period)	(153,935)	(140,812)
Total stockholders' equity	34,728	47,522
Total liabilities and stockholders' equity	$37,135	$49,514

See notes to financial statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			As a Development
			Stage Company
	Years ended December 31,		August 5, 2004-
	2009	2008	December 31, 2009

OPERATING EXPENSES
General and administrative	$2,901	$2,991	$22,976
Research and development	11,968	10,693	85,487
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	14,869	13,684	142,399
Interest and other income, net	(737)	(2,082)	(13,371)
Loss from continuing operations before taxes	14,132	11,602	129,028
Income tax benefit	(1,009)	(363)	(1,016)
Loss from continuing operations	13,123	11,239	128,012

Discontinued Operations - net gain on the sale of the bone device business, net of taxes of $267	-	-	(2,202)
NET LOSS	$13,123	$11,239	$125,810

Per Share Information:
Net loss, basic and diluted	$0.32	$0.27
Basic and diluted shares outstanding	40,775	41,078

See notes to financial statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance August 5, 2004 (prior to the acquisition of CBI)	34,550	$17	$146,125	$(27,762)	$118,380
Acquisition of CBI, August 5, 2004	3,248	2	23,451	-	23,453
Acquisition of AzERx, February 27, 2006	1,355	1	7,763	-	7,764
Exercise of common stock options	997	-	4,579	-	4,579
Stock option compensation cost	-	-	2,684	-	2,684
Compensation earned on stock awards	345	-	1,036	-	1,036
Sale of common stock	1,263	1	3,375	-	3,376
Recognized uncertain tax position	-	-	-	(363)	(363)
Net loss August 5, 2004 through December 31, 2007	-	-	-	(101,448)	(101,448)

Balance December 31, 2007	41,758	21	189,013	(129,573)	59,461
Stock option compensation cost	-	-	177	-	177
Compensation earned on stock awards	149	-	164	-	164
Common stock purchased and retired	(1,132)	(1)	(1,040)	-	(1,041)
Net loss	-	-	-	(11,239)	(11,239)
Balance December 31, 2008	40,775	20	188,314	(140,812)	47,522

Stock option compensation cost	-	-	329	-	329
Net loss	-	-	-	(13,123)	(13,123)
Balance December 31, 2009	40,775	$20	$188,643	$(153,935)	$34,728

See notes to financial statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in thousands)

			As a
			Development
			Stage Company
	Years Ended December 31,		August 5, 2004 -
	2009	2008	December 31, 2009

OPERATING ACTIVITIES
Net loss	$(13,123)	$(11,239)	$(125,810)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	125	131	3,690
Non-cash stock compensation	329	341	4,390
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	(566)	(189)	48
Accounts payable	(344)	361	(252)
Accrued liabilities	759	(768)	(1,326)
Cash flows used in operating activities	(12,820)	(11,363)	(86,477)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(22)	(250)	(965)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(30,352)	(29,757)	(257,398)
Maturities of investments	32,980	44,556	293,068
Cash flows provided by investing activities	2,606	14,549	36,997
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	(1,041)	(1,041)
Cash flows (used in) provided by financing activities	-	(1,041)	6,947
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,214)	2,145	(42,533)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,088	20,943	55,407
CASH AND CASH EQUIVALENTS, END OF YEAR	$12,874	$23,088	$12,874

Supplemental Disclosure of Non-Cash Investing Activities
AzERx / CBI Acquisitions
Current assets acquired	$-	$-	$29
Patents acquired	-	-	2,142
Liabilities acquired, and accrued acquisition costs	-	-	(457)
Original investment reversal	-	-	(750)
In-process research and development acquired	-	-	34,311
Common stock issued for acquisitions	-	-	(31,217)
Cash paid for acquisitions	$-	$-	$4,058

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

AZX100 is a novel synthetic pre-clinical 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring, treatment of pulmonary disease and vascular intimal hyperplasia.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  We have an exclusive worldwide license to AZX100.

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) cytokine modulation resulting in an anti-inflammatory effect; 3) inhibiting apoptosis (programmed cell death); and 4) promoting angiogenesis and revascularization.  It may have therapeutic value in diseases associated with endothelial dysfunction.  We have primarily investigated Chrysalin in two indications, fracture repair and diabetic foot ulcer healing and we are currently studying other potential vascular indications.  We own exclusive worldwide rights to Chrysalin.

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

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2009, we have incurred $126 million in net losses as a development stage company.

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

Patents.  Patent costs related to the acquisition of CBI and rights associated with Chrysalin were being amortized over the estimated life of the patents, 6 - 17 years.  On November 2, 2006, the Company announced that it has no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in its development approach for Chrysalin.   The Company currently intends to pursue development partnering or licensing opportunities for its Chrysalin-based product candidates, a change from its previous development history of independently conducting human clinical trials necessary to advance its Chrysalin-based product candidates to market.  Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 350.30.35 “General Intangibles other than Goodwill, Subsequent Measurement” requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less that it’s carrying cost.  The Company was unable to determine the timing or amount of net cash in-flow to be generated from Chrysalin-based product candidates.  Accordingly, due to this uncertainty, the Company recognized an impairment loss for the amount of unamortized Chrysalin patent costs of $2,100,000 in 2006.

Research and development.  Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain payments regarding the continued clinical testing of Chrysalin and AZX100.  All research and development costs are expensed when incurred.

Accrued Clinical.  Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials.  Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. We had no active clinical trials at December 31, 2008.  Our Phase 1a and Phase 1b clinical trials for AZX100 in dermal scarring were both commenced and completed during 2008. In the first quarter of 2009, we commenced Phase 2 clinical trials for AZX100 in keloid scar revision and dermal scarring following shoulder surgery.  At December 31, 2009, accounts payable and accrued clinical and other accrued liabilities include $1,078,000 related to the Phase 2 clinical trials.

Stock-based compensation.  At December 31, 2005, we had two stock-based employee compensation plans described more fully in Note 6.  Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Stock-based employee compensation cost was normally not recognized, as all options granted under our stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  For non-employees, this expense is recognized as the service is provided in accordance with ASC Topic 505 - 550 “Equity-Based Payments to Non-Employees.”

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, now ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We use the historical volatility adjusted for future expectations.  The expected life of the stock options is based on historical data and future expectations.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest.  We recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight line basis over the requisite service period as if the award was, in-substance, a multiple award.  However, the amount of compensation cost recognized at any date must at least equal the portion of grant-date fair value of the award that is vested at that date.  The amount of stock-based compensation expense in 2006 and thereafter is reduced for estimated forfeitures.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

ASC 718 requires the benefits associated with tax deductions that are realized in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required.  Subsequent to the adoption of ASC 718 on January 1, 2006, we have not recorded any excess tax benefit generated from option exercises, due to our net operating loss carryforwards, which cause such excess to be unrealized.

The Company recorded stock option based compensation of $329,000 in 2009 and $341,000 in 2008, which increased the net loss.  Loss per weighted average basic and diluted shares outstanding increased by $0.01 per share in 2009 and $0.01 per share in 2008 due to stock option based compensation.

Loss per common share.  In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the year ended December 31, 2009, 21,960 shares were determined to be outstanding, but were excluded from the calculations of diluted loss per share as they were anti-dilutive.  At December 31, 2009, options and warrants to purchase 3,746,652 shares of our common stock, at exercise prices ranging from $0.42 to $7.83 per share, were outstanding.

Income Taxes.  Under ASC Topic 740 “Income Taxes” (“ASC 740”), income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities.  We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized.  Pursuant to ASC 740, we have determined that the deferred tax assets at December 31, 2009 require a full valuation allowance given that it is not “more likely than not” that the assets will be recovered.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (now ASC 740) on January 1, 2007.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation upon the adoption of ASC 740 on January 1, 2007 and in accordance with ASC 740, the Company recognized a cumulative-effect adjustment of $363,000 at January 1, 2007, increasing its liability for unrecognized tax benefits, interest, and penalties and increasing accumulated deficit.  Subsequent to adoption of ASC 740, each period we evaluate the tax years that remain open for assessment for federal and state tax purposes.  At December 31, 2009, tax years 2005 through 2009 remain open.

During 2008, the 2003 statute of limitations expired in various states, other than Arizona.  As a result, the December 31, 2007 ASC 740 reserve of $363,000 was no longer required as of December 31, 2008.  This has been reflected as an income tax benefit in the Statements of Operations in 2008.  In 2009, the remaining tax issues were settled with the State of Arizona and the remaining unrecognized tax benefit of $638,000 was recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at January 1	$638,000	$1,001,000
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Reductions due to lapse in statute of limitations	(638,000)	(363,000)
Balance at December 31	$-	$638,000

Included in the gross amount of unrecognized tax benefits, as of December 31, 2008, are $638,000 of unrecognized tax benefits that would not impact the Company’s effective tax rate as we had a full valuation allowance at December 31, 2008.

We may, from time-to-time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009 and 2008, the Company did not recognize a material amount in interest and penalties.

2.	INVESTMENTS AND FAIR VALUE DISCLOSURES

At December 31, 2009 and December 31, 2008, investments were classified as held-to-maturity securities, as we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.  Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently impaired in value.

A summary of the fair market value and unrealized gains and losses on these securities is as follows (in thousands):

December 31, 2009		Gross unrealized	Gross unrealized
Short-term investments	Amortized cost	Gain	Loss	Fair value

US Government Securities	$2,220	$10	$-	$2,230
Government-Sponsored Enterprise Securities	1,104	-	(23)	1,081
Corporate Debt Securities	18,944	2	(230)	18,716
Total short-term investments	$22,268	$12	$(253)	$22,027

December 31, 2008		Gross unrealized	Gross unrealized
Short-term investments	Amortized cost	Gain	Loss	Fair value

US Government Securities	$19,310	$548	$-	$19,858
Government-Sponsored Enterprise Securities	2,967	-	(20)	2,947
Corporate Debt Securities	398	-	-	398
Total short-term investments	$22,675	$548	$(20)	$23,203

December 31, 2008		Gross unrealized	Gross unrealized
Long-term investments	Amortized cost	Gain	Loss	Fair value

US Government Securities	$2,221	$104	$-	$2,325
Total long-term investments	$2,221	$104	$-	$2,325

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

4.	FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Machinery and equipment	$1,136	$1,116
Furniture and fixtures	69	69
Leasehold improvements	36	36
	1,241	1,221
Less accumulated depreciation and amortization	(908)	(785)
Total	$333	$436

Depreciation and amortization expenses for the years ended December 31, 2009 and 2008, and for the period of August 5, 2004 through December 31, 2009 were $125,000, $126,000 and $1,064,000, respectively.

5.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2009	2008
Accruals and reserves	$78	$82
Valuation allowance	(78)	(82)
Total current	-	-
NOL, AMT and general business credit carryforwards	47,309	44,354
Difference in basis of fixed assets	72	79
Accruals and reserves	854	808
Difference in basis of intangibles	484	(37)
Valuation allowance	(48,719)	(45,204)
Total non current	-	-
Total deferred income taxes	$-	$-

The components of the income tax provision (benefit) are as follows (in thousands):

			As a
			Development
			Stage Company
	Years Ended December 31		August 5, 2004 -
	2009	2008	December 31, 2009
Provision (benefit) for income taxes
Current	$(1,009)	$(363)	$(2,122)
Deferred	-	-	1,106
Income tax provision (benefit)	$(1,009)	$(363)	$(1,016)

ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $49 million at December 31, 2009.  The valuation allowance includes approximately $2.7 million for net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital.  The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

The results of the Company’s Phase 3 Chrysalin fracture repair human clinical trial, which were received in 2006, resulted in a change in our planned clinical pathway and timeline for our Chrysalin fracture repair indication.  This potential change, when factored with our current significant net operating loss carryforwards and current period net loss, resulted in a revision of our estimate of the need for a valuation allowance for the previously recorded deferred tax asset related to an AMT credit carryover from tax year 2003.  Due to the uncertainty that the deferred tax asset would be realized, we recorded a valuation allowance for the full amount of the deferred tax asset ($1,106,000) at December 31, 2006. Recent federal tax legislation enacted in the fourth quarter of 2009, allowed for the carryback of net operating losses incurred in 2008 to the 2003 tax year and eliminated for 2003, the AMT limit on use of more than 90% of a net operating loss to offset currently taxable income.  This change generated a refund of $1,009,000 for the AMT tax paid for tax year 2003 and a reversal of the previously established valuation allowance for the 2003 AMT credit and has been recorded in income taxes and other current assets at December 31, 2009.

We have accumulated approximately $114 million in federal and $74 million in state net operating loss carryforwards (“NOLs”) and approximately $5 million of research and development and alternative minimum tax credit carryforwards.  The federal NOLs expire between 2023 and 2029.  The Arizona state NOL’s expire between 2010 and 2014.  The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

The AzERx and CBI acquisitions were treated as tax free reorganizations under Internal Revenue Code Section 368 and therefore resulted in a carryover basis and no income tax benefit for the related acquisition costs, including in-process research and development costs.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2009 and 2008 and for the period of August 5, 2004 through December 31, 2009 (in thousands):

			As a
			Development
			Stage Company
	Years Ended December 31,		August 5, 2004 -
	2009	2008	December 31, 2009
Income tax provision (benefit) at statutory rate	$(4,805)	$(3,945)	$(43,867)
State income taxes	(650)	(534)	(4,831)
Purchased in-process research and development	-	-	12,533
Research credits	(395)	(1,477)	(5,173)
Change in uncertain tax position reserve	-	(363)	(363)
Expiration of state NOL	1,250		1,250
Other	80	156	1,260
Change in valuation allowance	3,511	5,800	38,175
Net provision (benefit)	$(1,009)	$(363)	$(1,016)

6.	STOCKHOLDERS’ EQUITY

The number of common shares reserved for issuance under the OrthoLogic 1987 option plan was 4,160,000 shares. This plan expired during October 1997.  In May 1997, our stockholders adopted a new stock option plan (the “1997 Plan”).  The 1997 Plan reserved for issuance 1,040,000 shares of Common Stock.  Subsequent to its original adoption, the Board of Directors and stockholders approved amendments to the 1997 Plan that increased the number of shares of common stock reserved for issuance to 4,190,000.  The 1997 Plan expired in March 2007.  In May 2006, our stockholders approved the 2005 Equity Incentive Plan (2005 Plan) and reserved 2,000,000 shares of our common stock for issuance.  In May 2009, our stockholders approved the reservation of an additional 1,250,000 shares of common stock for issuance under the 2005 Plan, which increased the total shares available for grant under the 2005 Plan to 3,250,000 shares.  At December 31, 2009, 769,302 shares remained available to grant under the 2005 Plan.  Two types of options may be granted under the Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code.  All eligible employees may receive more than one type of option.  Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

The Plans provide that in the event of a takeover or merger of the Company in which 100% of the equity of the Company is purchased or a sale of all or substantially all of OrthoLogic’s assets, 75% of all unvested employee options will vest immediately and the remaining 25% will vest over the following twelve month period.  If an employee or holder of stock options is terminated as a result of or subsequent to the acquisition, 100% of that individual’s stock option will vest immediately upon employment termination.

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

Upon stockholder approval on May 8, 2009 of Proposal 2, the conditional grants became effective.  The grants are valued using the closing market price of the Company’s common stock on the date of grant.  The total fair value of the grants is approximately $151,000 using the Black-Scholes model based on the following assumptions:

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

2009 Awards of Shares of Common Stock

No shares of common stock were awarded in 2009.

2008 Stock Awards

On January 1, 2008, the Board of Directors of the Company awarded 92,595 shares of restricted stock to the Directors (18,519 shares to each Director), which vest on January 1, 2009.  The total fair value of the awards of $125,000, determined by using the closing price of the Company’s common stock on the date of grant, has been recognized as compensation cost in the year ended December 31, 2008.

On February 21, 2008, the Company awarded 56,373 fully vested shares of the Company’s common stock, having a fair value on the date of the awards of $57,500, to various employees.
The fair value of the awards was recognized as compensation cost in the year ended December 31, 2008.

Summary

Non-cash stock compensation cost for the year ended December 31, 2009, totaled $329,000.  In the Statements of Operations for the year ended December 31, 2009, non-cash stock compensation expense of $239,000 was recorded as general and administrative expense and $90,000 was recorded as research and development expense.

Non-cash stock compensation cost for the year ended December 31, 2008, totaled $341,000.  In the Statements of Operations for the year ended December 31, 2008, non-cash stock compensation expense of $263,000 was recorded as a general and administrative expense and $78,000 was recorded as a research and development expense.

No options were exercised in the years ended December 31, 2009 and 2008.

At December 31, 2009, the remaining unamortized non-cash stock compensation costs totaled approximately $46,000, which will be recognized ratably over the period ending December 31, 2012, with an estimated weighted average period of one year.

A summary of option activity under our stock option plans for the years ended December 31, 2009 and 2008 is as follows:

	2009			2008
	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Number of Options	Weighted average exercise price

Options outstanding at the beginning of the year:	2,990,304	$2.98		3,200,125	$3.43
Granted	550,000	$0.50		267,173	$1.08
Exercised	-			-
Forfeited	(197,781)	$3.82		(476,994)	$4.96
Outstanding at end of year	3,342,523	$2.52	5.97	2,990,304	$2.98
Options exercisable at year-end	2,951,786	$2.76	5.59	2,681,292	$3.04
Options vested and expected to vest at December 31, 2009	3,277,581	$2.55	5.92	2,807,719	$2.99

A summary of the status of the Company’s unvested shares as of December 31, 2009 and 2008, and changes during the years ended December 31, 2009 and 2008, is presented below:

Unvested Shares	Number of Options	Weighted average Grant date Fair Value
Unvested shares at December 31, 2007
Granted	148,968	$1.23
Vested	(148,968)	$1.23
Canceled/forfeited	-
Unvested shares at December 31, 2008	-

Granted	-
Vested	-
Canceled/forfeited	-
Unvested shares at December 31, 2009	-

It is the Company’s policy to issue options from stockholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of stockholder approved plans.  The options granted to employees under stockholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at December 31, 2009 of $0.72, stock options exercisable or expected to vest at December 31, 2009, have an intrinsic value of $111,000.      .

Warrants

At December 31, 2009, the Company has warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016.

Performance based warrants to purchase 240,000 shares of the Company’s common stock with an exercise price of $1.91, which expire in February 2016, are outstanding but unvested at December 31, 2009.  The total cost of the performance based warrants will be charged to expense over the period of performance.  The costs will be determined based on the fair market value of the warrants determined by using the Black-Scholes model, revalued at each Company reporting date until fully vested.  The fair market value of the milestone warrants using the Black-Scholes model, 66% volatility, 0% dividend yield, expected term of 6.2 years, and 2.7 % interest rate was $71,000 at December 31, 2009.  No costs were charged to expense at December 31, 2009 as it is not yet probable that any milestone warrants will vest.

7.	COMMITMENTS

During 1998 through 2007, we were obligated under a non-cancelable operating lease agreement for a Tempe, Arizona office and research facility.  Rent expense for the years ended December 31, 2009 and 2008, and for the period of August 5, 2004 through December 31, 2009 was $263,000, $263,000 and $4,306,000, respectively.  We subleased portions of the Tempe facility to other tenants and approximately 45% of the Tempe facility was subleased through December 2007, which offset our lease expense.  The Company recorded $2,299,000 of sublease income for the period of August 5, 2004 through December 31, 2007.  The Company had no sublease income in the years ended December 31, 2009 and 2008.

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

We adopted a 401(k) plan (the “Plan”) for our employees on July 1, 1993.  We may make matching contributions to the Plan on behalf of all Plan participants, the amount of which is determined by the Board of Directors. We matched approximately $28,000 in 2009 and $38,000 in 2008.

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

On June 19, 2007, the Company entered into a new Rights Agreement (the “New Rights Agreement”) with the Bank of New York.  In connection with the New Rights Agreement, we declared a dividend distribution of one Right for each outstanding share of our common stock to stockholders of record as of July 2, 2007 and designated 1,000,000 shares of preferred stock as Series A Preferred Stock.  The Right, exercisable upon a Triggering Event as defined in the New Rights Agreement, allows the holder of each share of the Company’s common stock to purchase 1/100 of a share of Series A Preferred Stock for $6.00. (Each 1/100 of a share of Series A Preferred Stock is convertible into $12 of the Company’s common stock).  The new rights replace similar rights that the Company issued under its previous Rights Agreement.  The New Rights Agreement and the exercise of rights to purchase Series A Preferred Stock pursuant to the terms thereof may delay, defer or prevent a change in control because the terms of any issued Series A Preferred Stock would potentially prohibit our consummation of certain extraordinary corporate transactions without the approval of the Board of Directors.  In addition to the anti-takeover effects of the rights granted under the New Rights Agreement, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders.  The New Rights Agreement will expire on June 19, 2010.

10.	AUTHORIZATION OF COMPANY BUY-BACK OF COMMON STOCK

On March 5, 2008, the Company announced that its Board of Directors approved a stock repurchase program for up to five percent of its then outstanding common shares.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.  There were approximately 41.8 million shares of common stock outstanding on March 5, 2008.  During the year ended December 31, 2008, the Company purchased and retired 1,131,622 shares at a total cost of $1,041,000.  No shares were purchased during the year ended December 31, 2009.

11.	CONTINGENCY – LEGAL PROCEEDINGS

On or about April 20, 2009, we became aware of a qui tam complaint that was filed under seal by Jeffrey J. Bierman on March 28, 2005 in the United States District Court for the District of Massachusetts against us and other companies that have allegedly manufactured bone growth stimulation devices, including Orthofix International N.V., Orthofix, Inc., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc.  By order entered on March 24, 2009, the court unsealed the amended complaint.  The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices.  The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business.  Mr. Bierman is seeking civil penalties under various state and federal laws, as well as treble damages.

The United States Government declined to intervene or participate in the case.  On September 4, 2009, Jeffrey J. Bierman, the Relator/Plaintiff, served the amended complaint to the Company.  We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date.  We intend to defend this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws.  On December 4, 2009, the Company moved to dismiss the amended complaint with prejudice.  That motion is currently pending.  Based upon the currently available information, we believe that the ultimate resolution of this matter will not have a material effect on our financial position, liquidity or results of operations.