Form 10-Q
period 2010-03-31
ORTHOLOGIC CORP
filed 2010-05-14
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
40,775,411 shares of common stock outstanding as of April 30, 2010.

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Index

PART I – Financial Information
Item 1.  Financial Statements

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,280	$12,874
Short-term investments	18,559	22,268
Interest, income taxes and other current assets	653	1,660

Total current assets	33,492	36,802

Furniture and equipment, net	331	333

Total assets	$33,823	$37,135

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$382	$719
Accrued compensation	406	549
Accrued clinical and other accrued liabilities	1,175	1,139
Total current liabilities	1,963	2,407

Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 40,775,411 shares issued and outstanding in 2010 and 2009	20	20
Additional paid-in capital	188,726	188,643
Accumulated deficit ($129,124 at March 31, 2010 and $126,173 at December 31, 2009, accumulated during development stage period)	(156,886)	(153,935)
Total stockholders' equity	31,860	34,728

Total liabilities and stockholders' equity	$33,823	$37,135

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,		As a Development Stage Company August 5, 2004 -
	2010	2009	March 31, 2010
OPERATING EXPENSES
General and administrative	$973	$807	$23,949
Research and development	2,023	3,608	87,510
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	2,996	4,415	145,395
Interest and other income, net	(45)	(267)	(13,416)
Loss from continuing operations before taxes	2,951	4,148	131,979
Income tax benefit	-	-	(1,016)
Loss from continuing operations	2,951	4,148	130,963
Discontinued operations - net gain on sale of the bone device business, net of taxes of $267	-	-	(2,202)
NET LOSS	$2,951	$4,148	$128,761

Per Share Information:
Net loss, basic and diluted	$0.07	$0.10
Basic and diluted shares outstanding	40,775	40,775

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,		As a Development Stage Company August 5, 2004 -
	2010	2009	March 31, 2010
OPERATING ACTIVITIES
Net loss	$(2,951)	$(4,148)	$(128,761)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	33	32	3,723
Non-cash stock compensation	83	79	4,473
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	1,007	241	1,055
Accounts payable	(337)	(412)	(589)
Accrued liabilities	(107)	(197)	(1,433)
Cash flows used in operating activities	(2,272)	(4,405)	(88,749)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(31)	-	(996)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(12,938)	(7,549)	(270,336)
Maturities of investments	16,647	9,486	309,715
Cash flows provided by investing activities	3,678	1,937	40,675
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,406	(2,468)	(41,127)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,874	23,088	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,280	$20,620	$14,280

Supplemental Disclosure of Non-Cash Investing Activities	AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired	$29
Patents acquired	2,142
Liabilities acquired, and accrued acquisition costs	(457)
Original investment reversal	(750)
In-process research and development acquired	34,311
Common stock issued for acquisition	(31,217)
Cash paid for acquisition	$4,058

See notes to unaudited condensed financial statements

Index

ORTHOLOGIC CORP.
(dba Capstone Therapeutics)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2010

OVERVIEW OF BUSINESS

Description of the business

OrthoLogic Corp., dba Capstone Therapeutics, is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We are focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin® (TP508).

AZX100 is a novel synthetic 24-amino acid peptide that is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention or reduction of hypertrophic and keloid scarring, treatment of pulmonary fibrosis and vascular intimal hyperplasia.  We filed an IND for a dermal scarring indication in 2007 and completed in 2008 Phase 1a and Phase 1b safety clinical trials supporting AZX100 safety in this indication.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  In 2010 we expect to continue our Phase 2 clinical trials and perform further pre-clinical studies supporting multiple indications for AZX100.  We have an exclusive worldwide license to AZX100.

Chrysalin, a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) modulating inflammatory cytokines; 3) inhibiting apoptosis (programmed cell death); and 4) promoting angiogenesis and revascularization.  Chrysalin may have therapeutic value in diseases associated with endothelial dysfunction.  We own exclusive worldwide rights to Chrysalin.

We have conducted clinical trials for two potential Chrysalin applications:  acceleration of fracture repair and diabetic foot ulcer healing.  We previously conducted a pilot clinical trial for spine fusion, and pre-clinical testing for cartilage defect repair, cardiovascular repair, dental bone repair, and tendon repair.  Current efforts in support of Chrysalin are focued on identifying and exploring partnering or development collaboration opportunities for Chrysalin’s future development.

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

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through March 31, 2010, we have incurred $129 million in net losses as a development stage company.

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

Financial Statement Presentation

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Information presented as of December 31, 2009 is derived from audited financial statements.

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

Accrued Clinical

Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials.  Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. Our Phase 1a and Phase 1b clinical trials for AZX100 in dermal scarring were both commenced and completed during 2008. In the first quarter of 2009, we commenced Phase 2 clinical trials for AZX100 in keloid scar revision and dermal scarring following shoulder surgery.  At March 31, 2010 and December 31, 2009, accounts payable and accrued clinical and other accrued liabilities include $1,100,000 and $1,078,000, respectively, related to the Phase 2 clinical trials.

Index

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the three month period ended March 31, 2010, 221,360 shares were determined to be outstanding during the period but were excluded from the calculations of diluted loss per share as they were anti-dilutive.  At March 31, 2010, options and warrants to purchase 4,120,552 shares of our common stock, at exercise prices ranging from $0.42 to $7.83 per share, were outstanding.

A.   Investments and Fair Value Disclosures

At March 31, 2010 and December 31, 2009, investments were classified as held-to-maturity securities, as we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.  Such classification requires these securities to be reported at amortized cost unless they are deemed to be other than temporarily or permanently impaired in value.

A summary of the fair value and unrealized gains and losses on these securities is as follows (in thousands):

March 31, 2010		Gross unrealized	Gross unrealized
Short-term investments	Amortized cost	Gain	Loss	Fair value
Corporate Debt Securities	$18,559	$2	$(192)	$18,369
Total short-term investments	$18,559	$2	$(192)	$18,369

December 31, 2009		Gross unrealized	Gross unrealized
Short-term investments	Amortized cost	Gain	Loss	Fair value
US Government Securities	$2,220	$10	$-	$2,230
Government-Sponsored Enterprize Securities	1,104	-	(23)	1,081
Corporate Debt Securities	18,944	2	(230)	18,716
Total short-term investments	$22,268	$12	$(253)	$22,027

For our cash and cash equivalent investments, the carrying amount is assumed to approximate the fair value because of the liquidity of these instruments.

Index

B.   Stock Based Compensation

2010 Stock Options

On January 1, 2010, the Company granted each director a fully vested option to purchase 10,000 shares of the Company’s common stock with the exercise price determined by the closing market price on the date of grant ($0.72).  The options have a ten-year term.

On February 4, 2010, the Company granted options to employees to purchase 324,000 shares of the Company’s common stock with the exercise price determined by the closing market price on the date of grant ($0.82).  The options have a ten-year term and vest monthly over a two-year period.

We used the Black-Scholes model with the following assumptions to determine the total fair value of $168,000 for options to purchase 374,000 shares of our common stock issued during the three months ended March 31, 2010:

Three months ended March 31, 2010
Risk free interest rate	2.3% - 2.7%
Volatility	66%
Expected term from vesting	3.9 Years
Dividend yield	0%

Stock Option Summary

Non-cash stock compensation cost for the three months ended March 31, 2010 totaled $83,000.  In the Condensed Statements of Operations for the three months ended March 31, 2010, non-cash stock compensation expense of $68,000 was recorded as a general and administrative expense and $15,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the three months ended March 31, 2009, totaled $79,000.  In the Condensed Statements of Operations for the three months ended March 31, 2009, non-cash stock compensation expense of $55,000 was recorded as a general and administrative expense and $24,000 was recorded as a research and development expense.

No options were exercised in the three month periods ended March 31, 2010 and 2009.

It is our policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, we may issue stock options outside of shareholder approved plans.  Options granted to employees under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the current market value on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of our common stock at March 31, 2010 of $0.90, stock options exercisable or expected to vest at March 31, 2010, have an intrinsic value of $253,000.  At March 31, 2010, 395,302 shares remain available to grant under our existing stock plans.

Index

C.   Authorization of Company Buy-Back of Common Stock

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

During the three month period ended March 31, 2010, we did not purchase any shares and we did not purchase any shares in 2009. During the year ended December 31, 2008, we repurchased and retired 1,131,622 shares of our common stock at a total cost of $1,041,000.

D.   Contingency – Legal Proceedings

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

The United States Government declined to intervene or participate in the case.  On September 4, 2009, Jeffrey J. Bierman, the Relator/Plaintiff, served the amended complaint to the Company.  We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date.  We intend to defend this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws.  On December 4, 2009, the Company moved to dismiss the amended complaint with prejudice.  That motion is currently pending.  Based upon the currently available information, we believe that the ultimate resolution of this matter will not have a material adverse effect on our financial position, liquidity or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the quarter ended March 31, 2010 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009, our “Risk Factors” contained therein and Item 1A. Risk Factors included in Part II of this quarterly report.

Index

Overview of the Business

OrthoLogic Corp., dba Capstone Therapeutics, is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin® (TP508).

In 2010 and 2009, our activities included:

•
Evaluating AZX100 for medically and commercially significant applications, such as prevention or reduction of hypertrophic and keloid scarring, treatment of pulmonary fibrosis and vascular intimal hyperplasia.  We are executing a development plan for this peptide, which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The Studies’ Safety Committee reviewing all safety-related aspects of the clinical trials was satisfied with the profile of AZX100.  We commenced in the first quarter of 2009 AZX100 Phase 2 human clinical trials in keloid scar revision and dermal scarring following shoulder surgery.  These Phase 2 studies completed enrollment in 2009 and are targeted to be complete in 2010.  We also continued to perform pre-clinical studies supporting multiple indications for AZX100.

•
Pre-clinical experiments investigating the potential of Chrysalin to modulate the health of endothelial tissue in blood vessels and other mechanism-of-action studies to support our strategy to partner our vascular product candidates.  We did not perform additional pre-clinical or clinical studies in fracture repair, wound healing, spine fusion, cartilage defect repair, dental bone repair or tendon repair.  In 2010, we are continuing our vascular partnering/development collaboration efforts.

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010, for the year ended December 31, 2009 are those that depend most heavily on these judgments and estimates.  As of March 31, 2010, there have been no material changes to any of the critical accounting policies contained therein.

Results of Operations Comparing Three-Month Period Ended March 31, 2010 to the Corresponding Period in 2009.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $973,000 in the first quarter of 2010 compared to $807,000 in the first quarter of 2009.  Our administrative expenses during the first quarter of 2010 reflect a comparable level of administrative activity to the same period of 2009 with the increase related to increased business development, legal and accounting expenses in 2010.

Research and Development Expenses:  Research and development expenses were $2,023,000 for the first three months in 2010 compared to $3,608,000 for the first three months in 2009.  Our research and development expenses decreased $1,585,000 in the first quarter of 2010 compared to the same period in 2009 primarily due to the purchase of $600,000 of peptide in the first quarter of 2009 and completion in 2009 of our planned partnering or development collaboration research support activities for Chrysalin.  Given the overlapping nature of our research efforts, it is not possible to clearly separate research expenditures between AZX100 and Chrysalin; however, the majority of our research and development expenses in the first quarter of 2010 and 2009 were directed towards AZX100 development efforts.

Index

Interest and Other Income, Net:  Interest and other income, net decreased from $267,000 in the first quarter of 2009 to $45,000 in the first quarter of 2010 due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the first quarter of 2010 of $3.0 million compared to a net loss of $4.1 million in the first three months of 2009.  The $1.1 million decrease in the net loss for the first quarter of 2010 compared to the same period in 2009 resulted primarily from the purchase of $600,000 of peptide in the first quarter of 2009 and completion in 2009 of our planned partnering or development collaboration research support activities for Chrysalin.  These cost decreases were partially offset by reduced interest income, due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  Since the sale of our Bone Devise Business, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin and AZX100 product candidates.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period and in January 2010 we received a tax refund of $1,009,000 for the tax year 2003, related to federal tax legislation enacted in the fourth quarter of 2009.  At March 31, 2010, we had cash and cash equivalents of $14.3 million and short-term investments of $18.6 million.

We previously announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach for Chrysalin-based product candidates.  We currently intend to pursue development partnering, collaboration or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  We will continue research and development expenditures for further pre-clinical studies supporting multiple indications for AZX100 and plan to continue our Phase 2 human clinical trials for dermal scarring following shoulder surgery and keloid scar revision.

Our future research and development expenses may vary significantly from prior periods depending on the Company’s decisions on its future AZX100 and Chrysalin development plans.  Our future interest and other income may vary significantly from prior periods based on changes in interest rates and amounts available for investment.

On March 5, 2008, we announced a stock repurchase program and at March 31, 2010, we have repurchased and retired 1,131,622 shares of our common stock, at a total cost of $1,041,000, and have allocated approximately $1,000,000 to fund possible future stock repurchases.

Index

We anticipate that our cash and short-term investments at March 31, 2010 will be sufficient to meet our presently projected cash and working capital requirements for the next year.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 or Chrysalin product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of developments rights, or licensing agreements, may not be available or may only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

Item 4T.  Controls and Procedures

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

Part II – Other Information

Item 1.   Legal Proceedings

Reference is made to Item 3. Legal Proceedings in our Form 10-K filed with the Securities and Exchange Commission on March 12, 2010.

Item 1A.  Risk Factors

Forward looking statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits

See Exhibit List following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHOLOGIC CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	May 14, 2010
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	May 14, 2010
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Index

OrthoLogic Corp.
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2010

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