Form 10-Q
period 2010-09-30
Capstone Therapeutics Corp.
filed 2010-11-10
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 101, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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
☐Yes         ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” ☐ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

40,775,411 shares of common stock outstanding as of October 31, 2010

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)

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

Index

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,693	$12,874
Short-term investments	15,467	22,268
Interest, income taxes and other current assets	419	1,660
Total current assets	27,579	36,802

Furniture and equipment, net	292	333
Total assets	$27,871	$37,135

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$392	$719
Accrued compensation	524	549
Accrued clinical and other accrued liabilities	492	1,139
Total current liabilities	1,408	2,407

Potentially Redeemable Equity - see Note D	15,603	-
Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 40,775,411 shares issued and outstanding in 2010 and 2009	20	20
Additional paid-in capital	188,833	188,643
Accumulated deficit ($150,231 at September 30, 2010 and $126,173 at December 31, 2009, accumulated during development stage period)	(177,993)	(153,935)
Total stockholders' equity	10,860	34,728
Total liabilities, potentially redeemable equity, and stockholders' equity	$27,871	$37,135

See notes to unaudited condensed financial statements

Index

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development Stage Company August 5, 2004 - September 30, 2010
	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010	2009

OPERATING EXPENSES
General and administrative	$698	$604	$2,460	$2,172	$25,436
Research and development	1,911	2,843	6,094	9,030	91,581
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	2,609	3,447	8,554	11,202	150,953

Interest and other income, net	(28)	(150)	(99)	(641)	(13,470)
Loss from continuing operations before taxes	2,581	3,297	8,455	10,561	137,483
Income tax benefit	-	-	-	-	(1,016)
Loss from continuing operations	2,581	3,297	8,455	10,561	136,467
Discontinued operations - net gain on sale of the bone device business, net of taxes of $267	-	-	-	-	(2,202)
NET LOSS	$2,581	$3,297	$8,455	$10,561	$134,265
Per Share Information:
Net loss, basic and diluted	$0.06	$0.08	$0.21	$0.26
Basic and diluted shares outstanding	40,775	40,775	40,775	40,775

See notes to unaudited condensed financial statements

Index

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,		As a Development Stage Company August 5, 2004 -
	2010	2009	September 30, 2010
OPERATING ACTIVITIES
Net loss	$(8,455)	$(10,561)	$(134,265)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	101	94	3,791
Non-cash stock compensation	190	261	4,580
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	1,241	464	1,289
Accounts payable	(327)	(336)	(579)
Accrued liabilities	(672)	793	(1,998)
Cash flows used in operating activities	(7,922)	(9,285)	(94,399)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(60)	(5)	(1,025)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	(25,140)	(24,707)	(282,538)
Maturities of investments	31,941	25,956	325,009
Cash flows provided by investing activities	6,741	1,244	43,738
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,181)	(8,041)	(43,714)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,874	23,088	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,693	$15,047	$11,693

Supplemental Disclosure of Non-Cash Investing Activities			AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

Index

  CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010

OVERVIEW OF BUSINES

Description of the Business

Capstone Therapeutics Corp. (formerly OrthoLogic Corp.) is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We are focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).

AZX100 is a novel synthetic 24-amino acid peptide that is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention or reduction of hypertrophic and keloid scarring and treatment of pulmonary fibrosis.  We filed an IND for a dermal scarring indication in 2007 and in 2008 we completed Phase 1a and Phase 1b safety clinical trials supporting AZX100 safety in this indication.  We commenced in the first quarter of 2009 Phase 2 clinical trials in dermal scarring following arthroscopic shoulder surgery and in keloid scar revision.  These Phase 2 studies completed enrollment in 2009.  During the remainder of 2010 we expect to 1) complete and report results for our clinical studies in keloid scarring, 2) substantially complete our Phase 2 clinical trial in dermal scarring following shoulder surgery, and 3) perform further pre-clinical studies supporting multiple indications for AZX100.  Capstone has an exclusive worldwide license to AZX100.

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

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through September 30, 2010, we have incurred $134 million in net losses as a development stage company.

OrthoLogic Corp. commenced doing business under the tradename Capstone Therapeutics on October 1, 2008, and we formally changed our name from OrthoLogic Corp. to Capstone Therapeutics Corp. on May 21, 2010.

In this document, references to “we”, “our”, the “Company”, “Capstone Therapeutics”, “Capstone” and “OrthoLogic Corp.”, refer to Capstone Therapeutics Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.

Financial Statement Presentation

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature except for the adjustment related to the grant of shareholders’ put rights as described in Note D to the September 30, 2010 Condensed Financial Statements included herewith.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

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

Index

Accrued Clinical

Accrued clinical represents the liability recorded on a per patient basis of the costs incurred for our human clinical trials.  Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the patient. Our Phase 1a and Phase 1b clinical trials for AZX100 in dermal scarring were both commenced and completed during 2008.      In the first quarter of 2009, we commenced Phase 2 clinical trials for AZX100 in keloid scar revision and dermal scarring following shoulder surgery.  At September 30, 2010 and December 31, 2009, accounts payable and accrued clinical and other accrued liabilities include $579,000 and $1,078,000, respectively, related to the Phase 2 clinical trials.

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the three and nine month periods ended September 30, 2010, 209,756 and 205,022 shares, respectively, were determined to be outstanding during the period but were excluded from the calculations of diluted loss per share as they were anti-dilutive.  At September 30, 2010, options and warrants to purchase 3,759,302 shares of our common stock, at exercise prices ranging from $0.42 to $7.83 per share, were outstanding.

A.	Investments and Fair Value Disclosures

At September 30, 2010 and December 31, 2009, investments were classified as held-to-maturity securities, as we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.  Such classification requires these securities to be reported at amortized cost unless they are deemed to be other than temporarily or permanently impaired in value.

A summary of the fair value (determined by reference to quoted market prices) and unrealized gains and losses on these securities is as follows (in thousands):

September 30, 2010	Amortized	Gross Unrealized	Gross Unrealized
Short-Term Investments	Cost	Gain	Loss	Fair Value
US Government Securities	$2,767	$-	$(8)	$2,759
Government-Sponsored
Enterprise Securities	3,150	-	-	3,150
Corporate Debt Securities	9,550	1	(132)	9,419
Total Short-Term Investments	$15,467	$1	$(140)	$15,328

December 31, 2009	Amortized	Gross Unrealized	Gross Unrealized
Short-Term Investments	Cost	Gain	Loss	Fair Value
US Government Securities	$2,220	$10	$-	$2,230
Government-Sponsored
Enterprise Securities	1,104	-	(23)	1,081
Corporate Debt Securities	18,944	2	(230)	18,716
Total Short-Term Investments	$22,268	$12	$(253)	$22,027

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

We used the Black-Scholes model with the following assumptions to determine the total fair value of $168,000 for options to purchase 374,000 shares of our common stock issued during the three months ended March 31, 2010 and the fair value of $27,000 for options to purchase 65,000 shares of our common stock issued during the three months ended June 30, 2010:

	Three months ended March 31, 2010	Three months ended June 30, 2010
Risk free interest rate	2.3% - 2.7%	2.0%
Volatility	66%	66%
Expected term from vesting	3.9 Years	3.9 Years
Dividend yield	0%	0%

Stock Option Summary

Non-cash stock compensation cost for the nine months ended September 30, 2010 totaled $190,000.  In the Condensed Statements of Operations for the nine months ended September 30, 2010, non-cash stock compensation expense of $150,000 was recorded as a general and administrative expense and $40,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the nine months ended September 30, 2009, totaled $261,000.  In the Condensed Statements of Operations for the nine months ended September 30, 2009, non-cash stock compensation expense of $188,000 was recorded as a general and administrative expense and $73,000 was recorded as a research and development expense.

No options were exercised in the nine month periods ended September 30, 2010 and 2009.

It is our policy to issue options from shareholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, we may issue stock options outside of shareholder approved plans.  Options granted to employees under shareholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All options and stock purchase rights are granted with an exercise price equal to the closing market price on the date of grant and, accordingly, options or stock purchase rights have no intrinsic value on the date of grant.  Based on the closing market price of our common stock at September 30, 2010 of $0.91, stock options exercisable or expected to vest at September 30, 2010, have an intrinsic value of $268,000.  At September 30, 2010, 474,052 shares remain available to grant under our existing stock plans.

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

At our Annual Meeting of Stockholders on May 21, 2010, our stockholders approved an amendment to our Restated Certificate of Incorporation, which is reflected in Article 5A of the Certificate of Amendment of Restated Certificate of Incorporation filed as Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on May 25, 2010, to provide each record holder of our common stock as of June 30, 2011 with the right to require us, under certain circumstances, to purchase for cash all or a portion of the shares of common stock held by such holder at a formula-based price on or about July 31, 2011 (the “put right”). Unless terminated earlier, the put rights will become exercisable by holders of our common stock as of June 30, 2011.  We expect to facilitate the exercise of the put rights through the use of a tender offer, informing stockholders of the amount of cash that would be paid for each properly exercised put right and the process by which to exercise such put rights. The cash price to be paid to stockholders for each properly exercised put right will be based on a formula calculated by us as of June 30, 2011, which price is intended to approximate the per-share equivalent of 90% of our available cash (as that term is defined in our Certificate of Incorporation attached as Exhibit 3.1 to our current report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010) as of June 30, 2011.

The put rights will expire upon the occurrence of certain events, including the entry into a partnering, commercial, investment, or capital raising agreement or any other transaction that our Board of Directors, determines, in its sole and absolute discretion, to be material to the Company, a change in control of the Company, or the approval by the Board of a plan of liquidation or dissolution.  Our obligation to purchase shares pursuant to the put rights is subject to certain conditions, including compliance with all applicable state and federal laws, the availability of sufficient cash to consummate the purchase and the absence of any court or administrative order or proceeding prohibiting or seeking to prohibit consummation of the purchase.

Index

The put rights are a unique addition to the rights of the holders of our common stock and the relevant accounting literature is very complex. The put rights are considered a bifurcated, embedded equity derivative instrument. To record the effect of the put rights requires difficult estimates and is very subjective. We do not believe the fair value of the put rights at September 30, 2010 is material. The fair value of the put rights will be revalued at each reporting period with the change in valuation, if material, reflected in our operating results for that reporting period.

Because the put rights create a potential redemption obligation on June 30, 2011, the estimated amount of that redemption obligation, calculated as of September 30, 2010, has been reclassified from accumulated deficit to potentially redeemable equity to reflect the potential redemption obligation.  The estimate of the potential redemption obligation also requires difficult estimates and is very subjective.  There is substantial uncertainty as to if or to what extent, the put rights will be exercised at June 30, 2011. The potential redemption obligation does not currently affect or restrict the funds available for our operations. The potentially redeemable equity will be adjusted in future periods for changes in the estimated redemption obligation. Such adjustments will be recorded through accumulated deficit. Because all shareholders participate equally in the put rights, there is no impact on the calculation of earnings per share.

Other than the potential put right redemption obligation, the impact of the put rights on other items in the financial statements was determined to be immaterial to the financial position and results of operations of the Company as of and for the three month and nine month periods ended September 30, 2010.

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

Index

The United States Government declined to intervene or participate in the case.  On September 4, 2009, Jeffrey J. Bierman, the Relator/Plaintiff, served the amended complaint on the Company.  We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date.  We intend to defend this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws.  On December 4, 2009, the Company moved to dismiss the amended complaint with prejudice.  In response to that motion, Realtor/Plaintiff filed a second amended complaint.  On August 17, 2010, the Company moved to dismiss the second amended complaint with prejudice.  That motion is currently pending.  Based upon the currently available information, we believe that the ultimate resolution of this matter will not have a material adverse effect on our financial position, liquidity or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and nine month periods ended September 30, 2010 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009, our “Risk Factors” contained therein and Item 1A. Risk Factors included in Part II of this quarterly report.

Overview of the Business

Capstone Therapeutics Corp. (formerly OrthoLogic Corp.), is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin (TP508).

In 2010 and 2009, our activities included:

•
Evaluating AZX100 for medically and commercially significant applications, such as prevention or reduction of hypertrophic and keloid scarring and treatment of pulmonary fibrosis. We are executing a development plan for this peptide, which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The Studies’ Safety Committee reviewing all safety-related aspects of the clinical trials was satisfied with the profile of AZX100.  We commenced in the first quarter of 2009 AZX100 Phase 2 human clinical trials in keloid scar revision and dermal scarring following shoulder surgery.  These Phase 2 studies completed enrollment in 2009.  In 2010 we will complete and report the Phase 2 clinical trials in keloid scar revision.  The Phase 2 clinical trial in dermal scarring following shoulder surgery is targeted to be substantially completed in 2010.  We also continued to perform pre-clinical studies supporting multiple indications for AZX100.

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

Index

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010, for the year ended December 31, 2009 and the accounting policies and related risks of the put rights as described in Note D to the Condensed Financial Statements as of and for the three and nine months ended September 30, 2010 included in this current report of Form 10-Q, are those that depend most heavily on these judgments and estimates.  As of September 30, 2010, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2009, except for the accounting policies for the put rights.

Results of Operations Comparing Three-Month Period Ended September 30, 2010 to the Corresponding Period in 2009.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $698,000 in the third quarter of 2010 compared to $604,000 in the third quarter of 2009.  Our administrative expenses during the third quarter of 2010 reflect a comparable level of administrative activity to the same period of 2009 with the increase primarily related to increased investor relations and business development activities.

Research and Development Expenses:  Research and development expenses were $1,911,000 for the third quarter of 2010 compared to $2,843,000 for the third quarter of 2009.  Our research and development expenses decreased $932,000 in the third quarter of 2010 compared to the same period in 2009 primarily due to reduced clinical costs in 2010 compared to 2009 related to our Phase 2 clinical trials.  Costs for our Phase 2 clinical trials were higher in 2009 primarily because costs for study initiation, surgeries and dosing all occurred in 2009, while 2010 costs consisted of monitoring and data gathering and analysis.

Interest and Other Income, Net:  Interest and other income, net decreased from $150,000 in the third quarter of 2009 to $28,000 in the third quarter of 2010 due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the third quarter of 2010 of $2.6 million compared to a net loss of $3.3 million in the third quarter of 2009.  The $0.7 million decrease in the net loss for the third quarter of 2010 compared to the same period in 2009 resulted primarily from reduced clinical costs in 2010 compared to 2009 related to our Phase 2 clinical trials.  Costs for our Phase 2 clinical trials were higher in 2009 primarily because costs for study initiation, surgeries and dosing all occurred in 2009, while 2010 costs consisted of monitoring and data gathering and analysis. These cost decreases were partially offset by reduced interest income, due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Results of Operations Comparing Nine-Month Period Ended September 30, 2010 to the Corresponding Period in 2009.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $2,460,000 in the nine months ended September 30, 2010 compared to $2,172,000 in the same period in 2009.  Our administrative expenses during the nine months ended September 30, 2010 reflect a comparable level of administrative activity to the same period of 2009 with the increase primarily related to increased investor relations, business development and legal expenses in 2010.

Index

Research and Development Expenses:  Research and development expenses were $6,094,000 for the nine months ended September 30, 2010, compared to $9,030,000 for the same period in 2009.  Our research and development expenses decreased $2,936,000 in the nine months ended September  30, 2010 compared to the same period in 2009 primarily due to a $600,000 purchase in 2009 of peptide for pre-clinical studies, completion in 2009 of our planned partnering or development collaboration research support activities for Chrysalin, and reduced clinical costs in 2010 compared to 2009 related to our Phase 2 clinical trials.  Costs for our Phase 2 clinical trials were higher in 2009 primarily because costs for study initiation, surgeries and dosing all occurred in 2009, while 2010 costs consisted of monitoring and data gathering and analysis.  Given the overlapping nature of our research efforts it is not possible to clearly separate research expenditures between AZX100 and Chrysalin; however, the majority of our research and development expenses in 2010 and 2009 were directed toward AZX100 development efforts.

Interest and Other Income, Net:  Interest and other income, net decreased from $641,000 in the nine months ended September 30, 2009 to $99,000 in the same period in 2010 due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Net Loss:  We incurred a net loss in the nine months ended September 30, 2010 of $8.5 million compared to a net loss of $10.6 million in the same period in 2009.  The $2.1 million decrease in the net loss for the nine months ended September 30, 2010 compared to the same period in 2009 resulted primarily from the purchase in 2009 of peptide for pre-clinical studies, completion in 2009 of our planned partnering or development collaboration research support activities for Chrysalin, and reduced clinical costs in 2010 compared to 2009 related to our Phase 2 clinical trials.  Costs for our Phase 2 clinical trials were higher in 2009 primarily because costs for study initiation, surgeries and dosing all occurred in 2009, while 2010 costs consisted of monitoring and data gathering and analysis.
These cost decreases were partially offset by reduced interest income, due to the decrease in interest rates earned on investments between the two periods and reduction in the amount available for investment.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  Since the sale of our Bone Device Business, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin and AZX100 product candidates.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period and in January 2010 we received a tax refund of $1,009,000 for the tax year 2003, related to federal tax legislation enacted in the fourth quarter of 2009.  At September 30, 2010, we had cash and cash equivalents of $11.7 million and short-term investments of $15.5 million.

We previously announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and we have implemented a strategic shift in our development approach for Chrysalin-based product candidates.  We currently intend to pursue development partnering, collaboration or licensing opportunities for our Chrysalin-based product candidates, a change from our previous development history of independently conducting human clinical trials necessary to advance our Chrysalin-based product candidates to market.  We will continue research and development expenditures for further pre-clinical studies supporting multiple indications for AZX100 and plan to continue our Phase 2 human clinical trials for dermal scarring following shoulder surgery and keloid scar revision.

Index

Our future research and development expenses may vary significantly from prior periods depending on our decisions regarding future AZX100 and Chrysalin development plans.  Our future interest and other income may vary significantly from prior periods based on changes in interest rates and amounts available for investment.

We anticipate that our cash and short-term investments at September 30, 2010 will be sufficient to meet our presently projected cash and working capital requirements for the next year.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 or Chrysalin product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

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

The put rights are a unique addition to the rights of the holders of our common stock and the relevant accounting literature is very complex.  We do not currently believe the non-cash effect of the put rights is material to our financial position or results of operations at September 30, 2010, but the put rights are inherently difficult to value.  Additionally, Derivative Accounting for the put rights would also affect the accounting for other items in our financial statements but those non-cash effects are not believed to be material to our financial position or results of operations at September 30, 2010; however, these effects are inherently difficult to determine, require difficult estimates and are very subjective.

Item 6.  Exhibits

See the Exhibit Index following this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP. (Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	November 10, 2010
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief Financial Officer	November 10, 2010
Les M. Taeger	(Principal Financial and Accounting Officer)

Index

Capstone Therapeutics Corp.
(formerly OrthoLogic Corp.)
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2010

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