Form 10-Q
period 2011-06-30
Capstone Therapeutics Corp.
filed 2011-08-12
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________	to ____________________

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 101, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

40,775,411 shares of common stock outstanding as of July 31, 2011

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Forward Looking Statements

           We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Annual Report for the year ended December 31, 2010, include, but are not limited to:

•	unfavorable results of our product candidate development efforts;
•	unfavorable results of our pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to achieve market acceptance of our products;
•	the impact of present and future collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA approval for our product candidates; and
•	effect of the ongoing qui tam litigation on our stock price, liquidity or our ability to continue operations.

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$19,608	$24,387
Interest, income taxes and other current assets	170	643
Total current assets	19,778	25,030

Furniture and equipment, net	214	258
Total assets	$19,992	$25,288

LIABILITIES, POTENTIALLY REDEEMABLE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$385	$246
Accrued compensation	637	674
Accrued clinical and other accrued liabilities	140	236
Share-based payments liability	-	660
Total current liabilities	1,162	1,816

Potentially redeemable equity - See Note B	-	15,556

Stockholders' Equity

Common Stock $.0005 par value; 100,000,000 shares authorized; 40,775,411 shares in 2011 and 2010 issued and outstanding	20	20
Additional paid-in capital	189,022	188,258
Accumulated deficit ($142,450 at June 30, 2011 and $152,600 at December 31, 2010, accumulated during development stage period)	(170,212)	(180,362)
Total stockholders' equity	18,830	7,916
Total liabilities, potentially redeemable equity and stockholders' equity	$19,992	$25,288

See notes to unaudited condensed financial statements

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended June 30,		Six months ended June 30,		Stage Company
					August 5, 2004 -
	2011	2010	2011	2010	June 30, 2011

OPERATING EXPENSES
General and administrative	$797	$789	$1,962	$1,762	$28,178
Research and development	1,376	2,160	3,458	4,183	97,113
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	2,173	2,949	5,420	5,945	159,227

Interest and other income, net	(4)	(26)	(14)	(71)	(13,741)
Loss from continuing operations before taxes	2,169	2,923	5,406	5,874	145,486
Income tax benefit	-	-	-	-	(1,197)
Loss from continuing operations	2,169	2,923	5,406	5,874	144,289
Discontinued operations - net gain on sale of the bone device business, net of taxes of $267	-	-	-	-	(2,202)
NET LOSS	$2,169	$2,923	$5,406	$5,874	$142,087
Per Share Information:
Net loss, basic and diluted	$0.05	$0.07	$0.13	$0.14
Basic and diluted shares outstanding	40,775	40,775	40,775	40,775

See notes to unaudited condensed financial statements

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Six months ended		Stage Company
	June 30,		August 5th 2004 -
	2011	2010	June 30, 2011
OPERATING ACTIVITIES
Net loss	$(5,406)	$(5,874)	$(142,087)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	63	67	3,888
Non-cash stock compensation	107	156	4,772
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	473	1,189	1,538
Accounts payable	139	(157)	(586)
Accrued liabilities	(136)	(481)	(2,240)
Cash flows used in operating activities	(4,760)	(5,100)	(101,932)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(19)	(38)	(1,044)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	-	(21,334)	(282,538)
Maturities of investments	-	22,729	340,476
Cash flows (used in) provided by investing activities	(19)	1,357	59,186
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,779)	(3,743)	(35,799)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,387	12,874	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,608	$9,131	$19,608

Supplemental Disclosure of Non-Cash Investing Activities			AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

 CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2011

OVERVIEW OF BUSINESS

Description of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We are focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring and treatment of pulmonary disease.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal (trocar site) scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We reported results of our Phase 2 clinical trial in dermal scarring following shoulder surgery in April 2011.  We have an exclusive worldwide license to AZX100.

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) cytokine modulation resulting in an anti-inflammatory effect; 3) inhibiting apoptosis (programmed cell death); and 4) promoting angiogenesis and revascularization.  It may have therapeutic value in diseases associated with endothelial dysfunction.  We have primarily investigated Chrysalin in two indications: fracture repair and diabetic foot ulcer healing. Our efforts are currently focused on development partnering or licensing opportunities for Chrysalin.  We own certain worldwide rights to Chrysalin.

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

Our development activities for AZX100 and Chrysalin represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through June 30, 2011, we have incurred $142 million in net losses as a development stage company.

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

At December 31, 2010, the uncertainty with regards to the exercise of the put rights (see Note B) raised substantial doubt about the Company’s ability to continue as a going concern.  The December 31, 2010 financial statements do not include any adjustments that may have resulted from the outcome of this uncertainty. Based on the disclosures included in this and the Quarterly Report on Form 10-Q for the period ended March 31, 2011 (see Note B), the uncertainty with regards to the exercise of the put rights no longer raises substantial doubt about the Company’s ability to continue as a going concern.  There were no events or matters occurring in the period ended June 30, 2011 resulting in a change to that conclusion reached in the first quarter.

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

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  At June 30, 2011, options and warrants were outstanding for the purchase of 3,754,197 shares of our common stock, at exercise prices ranging from $0.42 to $7.83 per share.  All of these options and warrants have been excluded from the diluted earnings per share because the effect of such would be anti-dilutive.

A. CASH AND CASH EQUIVALENTS

At June 30, 2011 and December 31, 2010, cash and cash equivalents included money market accounts and commercial paper with original maturities of less than 90 days.

B.    PUT RIGHTS AND POTENTIALLY REDEEMABLE EQUITY

At our Annual Meeting of Stockholders on May 21, 2010, our stockholders approved an amendment to our Restated Certificate of Incorporation, to provide each record holder of our common stock as of June 30, 2011 with the right to require us, under certain circumstances, to purchase for cash all or a portion of the shares of common stock held by such holder at a formula-based price on or about July 31, 2011 (the “put right”). Unless terminated earlier, the put rights would become exercisable by holders of our common stock as of June 30, 2011.  The exercise of the put rights would be facilitated through the use of a tender offer, informing stockholders of the amount of cash that would be paid for each properly exercised put right and the process by which to exercise such put rights. The cash price to be paid to stockholders for each properly exercised put right would be based on a formula calculated by us as of June 30, 2011, which price was intended to approximate the per-share equivalent of 90% of our available cash, defined as the sum of the Company’s cash and cash equivalents, liquidation value of the Company’s other disposable assets, as determined by the Company’s Board of Directors in its sole and absolute discretion, less the amount of funds necessary to satisfy all obligations and liabilities of the Company, including contingent obligations and liabilities, which were then outstanding or would arise if the Company were liquidated, as determined by the Company’s Board of Directors in its sole and absolute discretion, as more further described in our Restated Certificate of Incorporation.

The put rights would have expired upon the occurrence of certain events, including the entry into a partnering, commercial, investment, or capital raising agreement or any other transaction that our Board of Directors, determines, in its sole and absolute discretion, to be material to the Company, a change in control of the Company, or the approval by the Board of Directors of a plan of liquidation or dissolution.  Our obligation to purchase shares pursuant to the put rights was subject to certain conditions, including compliance with all applicable state and federal laws, the availability of sufficient cash to consummate the purchase and the absence of any court or administrative order or proceeding prohibiting or seeking to prohibit consummation of the purchase.

As stated above, the Company's obligation to purchase shares upon exercise of the put rights was subject to various conditions.  One condition was that such purchases would not violate applicable law, including Section 160 of the Delaware General Corporation Law (DGCL) relating to distributions to stockholders or share repurchases that may impair capital.  Because the pending qui tam litigation described in Note D below seeks potentially significant damages that, if awarded, could exceed the financial resources of the Company, the pendency of this claim at the time of share repurchases or distributions to stockholders could cause a violation of Section 160 of the DGCL and the Uniform Fraudulent Transfer Act.

In addition, in determining the price per share to be paid to stockholders upon exercise of the put rights, our Board of Directors was obligated to value all contingent liabilities, including the qui tam lawsuit.  Our Board of Directors has determined that, although it is not probable that there will be an unsuccessful outcome of this litigation, the magnitude of the potential damages that may be awarded in an unfavorable verdict is such that the value ascribed to this contingent liability for purposes of this calculation would cause the per share purchase price upon exercise of the put rights to be zero.

In light of the foregoing, on April 25, 2011 our Board of Directors decided that, absent settlement, dismissal or other developments in the qui tam litigation or other changes in circumstance by June 30, 2011, the Company would be unable to purchase shares upon exercise of the put rights and therefore, the put rights would not be exercisable and would expire.  Through June 30, 2011, there were no settlement, dismissal or other developments in the qui tam litigation and, accordingly, the put rights are deemed to have expired on June 30, 2011.

The put rights were considered a bifurcated, embedded equity derivative instrument. We measured the estimated fair value of the put rights based on market transactions that consider the impact of a put right feature within an entity’s common stock at the time of an event that would negatively affect the price of a company’s common stock (Level 3 inputs).  The estimated fair value of the put rights also considered the market value of our common stock in relation to the estimated put price at June 30, 2011.  We do not believe the change in fair value related to the put rights as of June 30, 2011 is material. The fair value of the put rights was revalued at each reporting period with the change in valuation, if material, reflected in our operating results for that reporting period.

Because the put rights created a potential redemption obligation on June 30, 2011, the estimated amount of that redemption obligation, calculated as of December 31, 2010, was reclassified from accumulated deficit to potentially redeemable equity to reflect the potential redemption obligation.  The potentially redeemable equity was amortized, through accumulated deficit, to zero at March 31, 2011 reflecting changes in the estimated redemption obligation.  The change in the estimated redemption obligation was based on the decision of the Board of Directors that the Company would be unable to purchase any shares upon exercise of the put rights and therefore, the put rights would expire.  Because all shareholders participate equally in the put rights, there is no impact on the calculation of earnings per share.

C.   SHARE-BASED COMPENSATION

Concurrent with the issuance of the put rights, all of the Company’s vested and outstanding share-based payments awards were required to be accounted for as liability awards.   At December 31, 2010, the fair value of liability classified stock option awards was estimated utilizing the Black-Scholes option pricing model as probability weighted for potential put right outcomes.  The valuation model utilizes inputs including expected volatility, expected life, risk-free interest rate, expected dividends and probability weighting (Level 3 inputs).  The assumption used to value the liability awards included risk free interest rates of 0%-3.5%, volatility of 70%, expected terms of 1-10 years, a dividend yield of 0% and a probability weighting based on potential put right outcomes. The fair value of restricted stock awards classified as liabilities are calculated using the then estimated put price determined as defined in our Restated Certificate of Incorporation.

During the three and six months ended June 30, 2011, the Level 3 activity related to the Company’s liability classified share-based payment awards resulted in $375,000 and $660,000, respectively, reductions of the share-based payment liability and increase to additional paid-in capital.

D.   CONTINGENCY – LEGAL PROCEEDINGS

In April 2009, we became aware of a qui tam complaint that was filed under seal by Jeffrey J. Bierman as relator/plaintiff on March 28, 2005 in the United States District Court for the District of Massachusetts against OrthoLogic and other companies that allegedly manufactured bone growth stimulation devices, including Orthofix International N.V., Orthofix, Inc., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc.  By order entered on March 24, 2009, the court unsealed the amended complaint.  The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices.  The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business.  The relator is seeking civil penalties under various state and federal laws, as well as treble damages, which, in the aggregate could exceed the financial resources of the Company.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and six month periods ended June 30, 2011 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview of the Business

Capstone Therapeutics Corp. is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin (TP508).

In 2011 and 2010, our activities included:

•
Evaluating AZX100 for medically and commercially significant applications, such as prevention or reduction of hypertrophic and keloid scarring and treatment of pulmonary fibrosis. We are executing a development plan for this peptide, which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The Studies’ Safety Committee reviewing all safety-related aspects of the clinical trials was satisfied with the profile of AZX100.  We commenced in the first quarter of 2009 AZX100 Phase 2 human clinical trials in keloid scar revision and dermal scarring following shoulder surgery.  These Phase 2 studies completed enrollment in 2009.  In 2010 we completed and reported results from the Phase 2 clinical trials in keloid scar revision.  The Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010 and we reported results for this study in April 2011.  We continue to perform pre-clinical studies supporting multiple indications for AZX100 and are actively pursuing partnering or collaboration opportunities for the future development of AZX100.

•	For Chrysalin, in 2011, we are continuing our vascular partnering/development collaboration efforts. We have no currently planned additional clinical studies.

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2011, for the year ended December 31, 2010 are those that depend most heavily on these judgments and estimates.  As of June 30, 2011, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2010.

Results of Operations Comparing Three-Month Period Ended June 30, 2011 to the Corresponding Period in 2010.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $797,000 in the second quarter of 2011 compared to $789,000 in the second quarter of 2010.  Our administrative expenses during the second quarter of 2011 reflect a comparable level of administrative activity as in the same period of 2010.

Research and Development Expenses:  Research and development expenses were $1,376,000 for the second quarter of 2011 compared to $2,160,000 for the second quarter of 2010.  Our research and development expenses decreased $784,000 in the second quarter of 2011 compared to the same period in 2010 primarily due to reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials.  Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.

Interest and Other Income, Net:  Interest and other income, net decreased from $26,000 in the second quarter of 2010 to $4,000 in the second quarter of 2011 due to the reduction in the amount available for investment and the shift in late 2010 to investments with maturities of ninety days or less.

Net Loss:  We incurred a net loss in the second quarter of 2011 of $2.2 million compared to a net loss of $2.9 million in the second quarter of 2010.  The $0.7 million decrease in the net loss for the second quarter of 2011 compared to the same period in 2010 resulted primarily from reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials. Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.

Results of Operations Comparing Six-Month Period Ended June 30, 2011 to the Corresponding Period in 2010.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $1,962,000 in the six months ended June 30, 2011 compared to $1,762,000 in the comparable period in 2010.  Our administrative expenses during the six months ended June 30, 2011 reflect a comparable level of administrative activity as in the same period of 2010 with the increase primarily related to increased investor relations and business development activities.

Research and Development Expenses:  Research and development expenses were $3,458,000 for the six months ended June 30, 2011 compared to $4,183,000 for the comparable period in 2010.  Our research and development expenses decreased $725,000 in the six months ending June 30, 2011 compared to the same period in 2010 primarily due to reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials, with these cost decreases partially offset by an increase in internal research costs for Mechanism of Action studies and acquisition of peptide (AZX100).  Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.

Interest and Other Income, Net:  Interest and other income, net decreased from $71,000 in the six months ended June 30, 2010 to $14,000 in the comparable period in 2011 due to the reduction in the amount available for investment and the shift in late 2010 to investments with maturities of ninety days or less.

Net Loss:  We incurred a net loss in the six months ended June 30, 2011 of $5.4 million compared to a net loss of $5.9 million in the six months ended June 30, 2010.  The $0.5 million decrease in the net loss in the six months ended June 30, 2011 compared to the same period in 2010 resulted primarily from reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials, with these cost decreases partially offset by an increase in internal research costs for Mechanism of Action studies, acquisition of peptide (AZX100) and increased investor relations and business development activities.  Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.

Liquidity and Capital Resources

Since the sale of our Bone Device Business in November 2003, we have relied on our cash and investments to finance all our operations, the focus of which has been research and development of our Chrysalin and AZX100 product candidates.  We received a total of $100.2 million in cash from the sale of our Bone Device Business.  In February 2006, we entered into an agreement with Quintiles (see Note 15 to the financial statements included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010, we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000.  In June 2011, we received a $180,500 Arizona State tax refund.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period.  At June 30, 2011, we had cash and cash equivalents of $19.6 million.

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

We anticipate that our cash and cash equivalents at June 30, 2011 will be sufficient to meet our presently projected cash and working capital requirements for the next year. However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 or Chrysalin product candidates would require us to obtain other sources of capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

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

Item 1A.  Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as noted below.

Our common stock has been delisted from the Nasdaq Capital Market, which may adversely affect the trading price of our Common Stock and our ability to raise capital in the future.

Our common stock was delisted from the Nasdaq Capital Market effective at the opening of business on July 21, 2011.  Since then, our common stock has been quoted on the OTC Bulletin Board and the OTC Link System.  The delisting of our common stock from the Nasdaq Capital Market may have a negative effect on the trading price of our common stock and it may impair our ability to raise capital in the future. There is no assurance that our common stock will continue to be quoted on the OTC Bulletin Board or the OTC Link System. If broker-dealers cease to publish quotes for our common stock on one or both of these trading systems, the trading price of and investors' ability to sell our common stock would be further adversely impacted.

Additionally, as a result of the delisting of our common stock, the trading in our shares is subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, that affect “penny stocks,” which include stocks below $5.00 per share that are not quoted on the Nasdaq Stock Market. These rules require additional disclosure by broker-dealers in connection with any trade involving a penny stock, which may deter some broker-dealers from publishing quotes and/or make it more difficult for brokers to find buyers for our securities, and may further limit the market liquidity of the stock and lower the sales prices that our stockholders are able to obtain.

Finally, as a result of the delisting of our common stock, we are no longer subject to the Nasdaq Listing Rules, including the rules relating to corporate governance. There is no assurance that we will continue to operate in accordance with such corporate governance standards, which may adversely impact our stock trading price.

Item 6.  Exhibits

See the Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	August 12, 2011
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	August 12, 2011
Les M. Taeger	Financial Officer (Principal Financial and Accounting Officer)

Capstone Therapeutics Corp.
(formerly OrthoLogic Corp.)
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

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