Form 10-Q
period 2011-09-30
Capstone Therapeutics Corp.
filed 2011-11-10
CIK 887151

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________	to ____________________

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 101, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  [  ]   Accelerated filer  [  ]   Non-accelerated filer  [  ] (do not check if a smaller reporting company)    Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes       [X]   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
40,775,411 shares of common stock outstanding as of October 31, 2011

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Forward Looking Statements

           We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Annual Report for the year ended December 31, 2010, include, but are not limited to:

•	the impact of our recently adopted plan to preserve cash during ongoing partnering efforts, including the reduction from eighteen full time employees to four full time employees;
•	unfavorable results of our product candidate development efforts;
•	unfavorable results of our pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to achieve market acceptance of our products;
•	the impact of present and future collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA approval for our product candidates; and
•	effect of the ongoing qui tam litigation on our stock price, liquidity or our ability to continue operations.

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$17,608	$24,387
Interest, income taxes and other current assets	209	643
Total current assets	17,817	25,030

Furniture and equipment, net	187	258
Total assets	$18,004	$25,288

LIABILITIES, POTENTIALLY REDEEMABLE EQUITY
AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$337	$246
Accrued compensation	389	674
Accrued clinical and other accrued liabilities	38	236
Share-based payments liability	-	660
Total current liabilities	764	1,816

Potentially redeemable equity - See Note B	-	15,556

Stockholders' Equity

Common Stock $.0005 par value;	20	20
100,000,000 shares authorized; 40,775,411 shares in 2011
and 2010 issued and outstanding
Additional paid-in capital	189,048	188,258
Accumulated deficit ($144,066 at September 30, 2011 and
$152,600 at December 31, 2010, accumulated during
development stage period)	(171,828)	(180,362)
Total stockholders' equity	17,240	7,916
Total liabilities, potentially redeemable equity
and stockholders' equity	$18,004	$25,288
See notes to unaudited condensed financial statements

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended September 30,		Nine months ended September 30,		Stage Company
					August 5, 2004 -
	2011	2010	2011	2010	September 30, 2011

OPERATING EXPENSES
General and administrative	$391	$698	$2,354	$2,460	$28,570
Research and development	1,226	1,911	4,684	6,094	98,339
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	1,617	2,609	7,038	8,554	160,845

Interest and other income, net	(2)	(28)	(16)	(99)	(13,743)
Loss from continuing operations before taxes	1,615	2,581	7,022	8,455	147,102
Income tax benefit	-	-	-	-	(1,197)
Loss from continuing operations	1,615	2,581	7,022	8,455	145,905
Discontinued operations - net gain on sale of
the bone device business, net of taxes of $267	-	-	-	-	(2,202)
NET LOSS	$1,615	$2,581	$7,022	$8,455	$143,703
Per Share Information:
Net loss, basic and diluted	$0.04	$0.06	$0.17	$0.21
Basic and diluted shares outstanding	40,775	40,775	40,775	40,775
See notes to unaudited condensed financial statements

CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Nine months ended		Stage Company
	September 30,		August 5, 2004 -
	2011	2010	September 30, 2011
OPERATING ACTIVITIES
Net loss	$(7,022)	$(8,455)	$(143,703)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	90	101	3,915
Non-cash stock compensation	133	190	4,798
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	434	1,241	1,499
Accounts payable	91	(327)	(634)
Accrued liabilities	(486)	(672)	(2,590)
Cash flows used in operating activities	(6,760)	(7,922)	(103,932)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(19)	(60)	(1,044)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	-	(25,140)	(282,538)
Maturities of investments	-	31,941	340,476
Cash flows (used in) provided by investing activities	(19)	6,741	59,186
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,779)	(1,181)	(37,799)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,387	12,874	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,608	$11,693	$17,608

Supplemental Disclosure of Non-Cash Investing Activities			AzERx and CBI
AzERx/CBI Acquisitions
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

 CAPSTONE THERAPEUTICS CORP.
(formerly OrthoLogic Corp.)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2011

OVERVIEW OF BUSINESS

Description of the Business

Capstone Therapeutics Corp. is a biotechnology company involved in the development of a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We are focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).  Our efforts are currently focused on development partnering or licensing opportunities for AZX100 and Chrysalin.

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

Our development activities for AZX100 and Chrysalin represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through September 30, 2011, we have incurred $144 million in net losses as a development stage company.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading.  These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Information presented as of December 31, 2010 is derived from audited financial statements.

At December 31, 2010, the uncertainty with regards to the exercise of the put rights (see Note B) raised substantial doubt about the Company’s ability to continue as a going concern.  The December 31, 2010 financial statements do not include any adjustments that may have resulted from the outcome of this uncertainty. Based on the disclosures included in this and the Quarterly Report on Form 10-Q for the period ended March 31, 2011 (see Note B), the uncertainty with regards to the exercise of the put rights no longer raises substantial doubt about the Company’s ability to continue as a going concern.  There were no events or matters occurring in the period ended September 30, 2011 resulting in a change to that conclusion reached in the first quarter.

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

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  At September 30, 2011, options and warrants were outstanding for the purchase of 3,713,256 shares of our common stock, at exercise prices ranging from $0.42 to $7.83 per share.  All of these options and warrants have been excluded from the diluted earnings per share because the effect of such would be anti-dilutive.

A.    CASH AND CASH EQUIVALENTS

At September 30, 2011 and December 31, 2010, cash and cash equivalents included money market accounts and commercial paper with original maturities of less than 90 days.

B.    PUT RIGHTS AND POTENTIALLY REDEEMABLE EQUITY

At our Annual Meeting of Stockholders on May 21, 2010, our stockholders approved an amendment to our Restated Certificate of Incorporation, to provide each record holder of our common stock as of June 30, 2011 with the right to require us, under certain circumstances, to purchase for cash all or a portion of the shares of common stock held by such holder at a formula-based price on or about July 31, 2011 (the “put right”). Unless terminated earlier, the put rights would have become exercisable by holders of our common stock as of June 30, 2011.  The exercise of the put rights would be facilitated through the use of a tender offer, informing stockholders of the amount of cash that would be paid for each properly exercised put right and the process by which to exercise such put rights. The cash price to be paid to stockholders for each properly exercised put right would be based on a formula calculated by us as of June 30, 2011, which price was intended to approximate the per-share equivalent of 90% of our available cash, defined as the sum of the Company’s cash and cash equivalents, liquidation value of the Company’s other disposable assets, as determined by the Company’s Board of Directors in its sole and absolute discretion, less the amount of funds necessary to satisfy all obligations and liabilities of the Company, including contingent obligations and liabilities, which were then outstanding or would arise if the Company were liquidated, as determined by the Company’s Board of Directors in its sole and absolute discretion, as more further described in our Restated Certificate of Incorporation.

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

In addition, in determining the price per share to be paid to stockholders upon exercise of the put rights, our Board of Directors was obligated to value all contingent liabilities, including the qui tam lawsuit.  Our Board of Directors has determined that, although it is probable that there will not be an unsuccessful outcome of this litigation, the magnitude of the potential damages that may be awarded in an unfavorable verdict is such that the value ascribed to this contingent liability for purposes of this calculation would cause the per share purchase price upon exercise of the put rights to be zero.

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

The put rights were considered a bifurcated, embedded equity derivative instrument. We measured the estimated fair value of the put rights based on market transactions that consider the impact of a put right feature within an entity’s common stock at the time of an event that would negatively affect the price of a company’s common stock (Level 3 inputs).  The estimated fair value of the put rights also considered the market value of our common stock in relation to the estimated put price at June 30, 2011.  We do not believe the change in fair value related to the put rights during the six month period ended June 30, 2011 was material. The fair value of the put rights was revalued at each reporting period with the change in valuation, if material, reflected in our operating results for that reporting period.

Because the put rights created a potential redemption obligation, the estimated amount of that redemption obligation, calculated as of December 31, 2010, was reclassified from accumulated deficit to potentially redeemable equity to reflect the potential redemption obligation.  The potentially redeemable equity was amortized, through accumulated deficit, to zero at March 31, 2011 reflecting changes in the estimated redemption obligation.  The change in the estimated redemption obligation was based on the decision of the Board of Directors that the Company would be unable to purchase any shares upon exercise of the put rights and therefore, the put rights would expire.  The put rights did expire on June 30, 2011.  Because all shareholders participate equally in the put rights, there is no impact on the calculation of earnings per share.

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

During the nine month period ended September 30, 2011, the Level 3 activity related to the Company’s liability classified share-based payment awards resulted in a $660,000 reduction of the share-based payment liability and increase to additional paid-in capital.

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

E.    SUBSEQUENT EVENT – EFFORTS TO PRESERVE CASH

On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during our ongoing partnering efforts and a reduction from 18 full time employees to four full time employees.  Included in the actions taken, was the termination of the employment of John M. Holliman, III, Executive Chairman, Randolph C. Steer, MD, Ph.D., President and Dana B. Shinbaum, Vice President, Business Development.  Each of these individuals will continue in their prior roles as consultants, rather than as employees and Les M. Taeger, Chief Financial Officer and Senior Vice President will continue as an employee, but at consulting/salary rates reflecting substantial reductions in compensation. All of these officers had also been eligible for an annual bonus based on individual and Company performance goals of up to 40% of their base compensation.  The Board’s actions included cancellation of the Company bonus plan.  Outstanding stock options held by each executive will continue to vest and are exercisable while such executive is serving as a consultant to the Company.

Severance payments authorized by the Board related to changes in employment and compensation totaled approximately $1,700,000, of which approximately $1,362,000 were required by employment agreements.  Most severance payments will occur in the fourth quarter of 2011.  No amounts related to the severance were accrued as of September 30, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and
               Results of Operations.

The following is management’s discussion of significant events in the three and nine month periods ended September 30, 2011 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview of the Business

Capstone Therapeutics Corp. is a biotechnology company focused on the development and commercialization of the novel synthetic peptides AZX100 and Chrysalin (TP508).

In 2011 and 2010, our activities included:

•
Evaluating AZX100 for medically and commercially significant applications, such as prevention or reduction of hypertrophic and keloid scarring and treatment of pulmonary fibrosis. We are executing a development plan for this peptide, which included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008.  The Studies’ Safety Committee reviewing all safety-related aspects of the clinical trials was satisfied with the profile of AZX100.  We commenced in the first quarter of 2009 AZX100 Phase 2 human clinical trials in keloid scar revision and dermal scarring following shoulder surgery.  These Phase 2 studies completed enrollment in 2009.  In 2010 we completed and reported results from the Phase 2 clinical trials in keloid scar revision.  The Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010 and we reported results for this study in April 2011.  We continue to  pursue partnering or collaboration opportunities for the future development of AZX100.  Subsequent to September 30, 2011, we implemented a plan to reduce personnel costs in order to preserve cash as we continue to pursue potential partnering opportunities.

•	For Chrysalin, in 2011, we are continuing our vascular partnering/development collaboration efforts. Currently we have no clinical studies planned for Chrysalin.

Critical Accounting Policies

             Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2011, for the year ended December 31, 2010 are those that depend most heavily on these judgments and estimates.  As of September 30, 2011, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2010.

Results of Operations Comparing Three-Month Period Ended September 30, 2011 to the Corresponding Period in 2010.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $391,000 in the third quarter of 2011 compared to $698,000 in the third quarter of 2010.  Our administrative expenses during the third quarter of 2011 reflect a comparable level of administrative activity as in the same period of 2010 with the decrease in expenses between periods due to the effect of elimination of the Company’s performance based incentive bonus plan and the timing of certain audit costs.

Research and Development Expenses:  Research and development expenses were $1,226,000 for the third quarter of 2011 compared to $1,911,000 for the third quarter of 2010.  Our research and development expenses decreased $685,000 in the third quarter of 2011 compared to the same period in 2010 primarily due to reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials.  Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.

Interest and Other Income, Net:  Interest and other income, net decreased from $28,000 in the third quarter of 2010 to $2,000 in the third quarter of 2011 due to the reduction in the amount available for investment and the shift in late 2010 to investments with maturities of ninety days or less.

Net Loss:  We incurred a net loss in the third quarter of 2011 of $1.6 million compared to a net loss of $2.6 million in the third quarter of 2010.  The $1.0 million decrease in the net loss for the third quarter of 2011 compared to the same period in 2010 resulted primarily from reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials and the effect of elimination of the Company’s performance based incentive bonus plan. Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.

Results of Operations Comparing Nine-Month Period Ended September 30, 2011 to the Corresponding Period in 2010.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $2,354,000 in the nine months ended September 30, 2011 compared to $2,460,000 in the comparable period in 2010.  Our administrative expenses during the nine months ended September 30, 2011 reflect a comparable level of administrative activity as in the same period of 2010 but included an increase in investor relations and business development costs, which were offset by the effect of elimination of the Company’s performance based incentive bonus plan.

Research and Development Expenses:  Research and development expenses were $4,684,000 for the nine months ended September 30, 2011 compared to $6,094,000 for the comparable period in 2010.  Our research and development expenses decreased $1,410,000 in the nine months ending September 30, 2011 compared to the same period in 2010 primarily due to reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials, with these cost decreases partially offset by an increase in internal research costs for Mechanism of Action studies and acquisition of peptide (AZX100).  Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.

Interest and Other Income, Net:  Interest and other income, net decreased from $99,000 in the nine months ended September 30, 2010 to $16,000 in the comparable period in 2011 due to the reduction in the amount available for investment and the shift in late 2010 to investments with maturities of ninety days or less.

Net Loss:  We incurred a net loss in the nine months ended September 30, 2011 of $7.0 million compared to a net loss of $8.5 million in the nine months ended September 30, 2010.  The $1.5 million decrease in the net loss in the nine months ended September 30, 2011 compared to the same period in 2010 resulted primarily from reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials and the effect of elimination of the Company’s performance based incentive bonus plan, with these cost decreases partially offset by an increase in internal research costs for Mechanism of Action studies, acquisition of peptide (AZX100) and increased investor relations and business development activities.  Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.

Liquidity and Capital Resources

Since the sale of our Bone Device Business in November 2003, we have relied on our cash and investments to finance all our operations, the focus of which has been research and development of our Chrysalin and AZX100 product candidates.  We received a total of $100.2 million in cash from the sale of our Bone Device Business.  In February 2006, we entered into an agreement with Quintiles (see Note 15 to the financial statements included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock, of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010, we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000.  In June 2011, we received a $180,500 Arizona State tax refund.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period.  At September 30, 2011, we had cash and cash equivalents of $17.6 million.

We previously announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates. We currently intend to pursue development collaboration/partnering or licensing opportunities for our AZX100 and Chrysalin-based product candidates.  On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during our ongoing partnering efforts.  The plan included a reduction from 18 full time employees to four full time employees.  Severance payments authorized by the Board related to this action totaled approximately $1,700,000, most of which is expected to be paid in the fourth quarter of 2011.

Our future research and development expenses may vary significantly from prior periods depending on our decisions on future AZX100 and Chrysalin development plans.  Our future interest and other income may vary significantly from prior periods based on changes in interest rates and amounts available for investment.

We anticipate that our cash and cash equivalents at September 30, 2011 will be sufficient to meet our presently projected cash and working capital requirements for the next year. However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 or Chrysalin product candidates would require us to obtain other sources of capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

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

Our business could be harmed by our recently adopted plan to preserve cash during ongoing partnering efforts, including the reduction from eighteen full time employees to four full time employees.

On October 13, 2011, the Company’s Board adopted a plan to preserve cash during our ongoing partnering efforts.  The plan included a reduction from 18 full time employees to four full time employees.  Severance payments authorized by the Board related to this action totaled approximately $1,700,000, most of which is expected to be paid in the fourth quarter of 2011. Nine of our former employees will provide limited or part-time services to the Company pursuant to consulting arrangements.  During this period, research and development progress on AZX100 and Chrysalin will be limited by the reduction in our work force and the change in status from employees to consultants.  Also, in the event that an AZX100 partnering arrangement is executed such that the Company wishes to resume its former level of activity, former employees may not be available to resume their former roles and resuming our former business activities may be challenging.  In addition, other opportunities relating to the development of AZX100 and Chrysalin that might otherwise have been pursued by the Company may be delayed during this time or may no longer be available to the Company even if the Company is able to resume its former level of business activity.

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

Because our common stock will likely be considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability

As a result of the delisting of our common stock, our common stock is considered a “penny stock” on the OTC Bulletin Board and OTCQB Market as it currently trades for less than $5.00 per share and the trading in our shares is subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, that affect penny stocks. These rules require additional disclosure by broker-dealers in connection with any trade involving a penny stock, which may deter some broker-dealers from publishing quotes and/or make it more difficult for brokers to find buyers for our securities, and may further limit the market liquidity of the stock and lower the sales prices that our stockholders are able to obtain. The OTC Bulletin Board and OTCQB Market are generally regarded as less efficient trading markets than the NASDAQ Capital or Global Markets.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future.

Item 6.  Exhibits

See the Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	November 10, 2011
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	November 10, 2011
Les M. Taeger	Financial Officer (Principal Financial and Accounting Officer)

Capstone Therapeutics Corp.
(formerly OrthoLogic Corp.)
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2011

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