Form 10-K
period 2011-12-31
Capstone Therapeutics Corp.
filed 2012-03-21
CIK 887151

  U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West Washington Street, Suite 101, Tempe, Arizona 85281
(Address of principal executive offices)
Registrant’s telephone number including area code:  (602) 286-5520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0005 per share	OTCQB
Rights to purchase 1/100 of a share of Series A Preferred Stock	OTCQB

Securities registered pursuant to Section 12(g) of the Act:  None

              Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [x] No

              Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [x] No

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes  [  ] No

              Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes  [  ]No

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [  ]

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
[  ] Yes  [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2011 was approximately $8,500,000.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:  None

The number of outstanding shares of the registrant’s common stock on February 28, 2012 was 40,885,411.

CAPSTONE THERAPEUTICS CORP.
(Formerly OrthoLogic Corp.)
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2011

 PART I

Item 1.	Business

Overview of the Business

OrthoLogic Corp. commenced doing business under the trade name of Capstone Therapeutics on October 1, 2008, and we formally changed our name from OrthoLogic Corp. to Capstone Therapeutics Corp. on May 21, 2010.

Capstone Therapeutics Corp., referred to herein as “Capstone Therapeutics”, “Capstone”, “OrthoLogic”, “the Company”, “we”, “us”, or “our”, is a biotechnology company committed to developing a pipeline of novel therapeutic peptides aimed at helping patients with under-served medical conditions.  The Company was focused on development and commercialization of two product platforms: AZX100 and Chrysalin (TP508 or rusalatide acetate).

On October 13, 2011, the Company’s Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

On January 20, 2012, we announced additional steps we are taking to preserve cash and move towards winding down operations while we continue efforts to create shareholder value through a development partnership or other strategic transactions.

•
We will cease clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.

•
We will cease all activities related to the development of TP508, our other drug candidate, and return the patent and other intellectual property we own related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  Following the return of the intellectual property, we will no longer have any interest in or rights to TP508.

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

AZX100 has been evaluated for medically and commercially significant applications, such as prevention or reduction of hypertrophic and keloid scarring and treatment of pulmonary fibrosis.  Capstone has an exclusive worldwide license to AZX100.  We filed an IND for a dermal scarring indication in 2007, and in 2008 we completed Phase 1a and Phase 1b safety clinical trials supporting AZX100 safety in this indication.  We commenced in the first quarter of 2009 Phase 2 clinical trials in dermal scarring following arthroscopic shoulder surgery and in keloid scar revision.  These Phase 2 studies completed enrollment in 2009.  During 2010 we completed and reported results for our clinical studies in keloid scarring.  We also substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported results from this study during 2011.  The Company is currently exploring partnering or development collaboration opportunities for AZX100.

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

We intend to cease all activities related to the development of TP508 and return the patent and other intellectual property we own related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  Following the return of the intellectual property, the Company will no longer have any interest in or rights to TP508.

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

Our development activities for Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. From August 5, 2004 through December 31, 2011, we have incurred $146 million in net losses as a development stage company.

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

AZX100

Dermal Scarring

Approved

We are not aware of any regulated pharmacologic treatment specifically approved for dermal, hypertrophic or keloid scar reduction.  Keloid scars are often excised and treated with pressure, radiation, corticosteroids or other agents, with variable results.

In Development

Under an agreement with Isis Pharmaceuticals, Excaliard Pharmaceuticals is developing EXC001, an antisense oligonucleotide, to inhibit expression of connective tissue growth factor (CTGF) to interrupt the process of fibrosis and scarring.  Excaliard announced in January 2011 positive six-month efficacy results from small Phase 2 proof-of-concept clinical trials in 1) fine line scars from elective abdominoplasty, and 2) revision of hypertrophic scars from prior breast surgery.  In November 2011, Excaliard Pharmaceuticals announced they had entered into an agreement to be acquired by Pfizer, Inc.

Pulmonary Fibrosis

Several investigative agents are in Phase 3 clinical trials, including pirfenidone (Pirespa – Intermune), bosentan (Tracleer – Actelion Pharmaceuticals) and ambrisentan (Letairis – Gilead Sciences / GlaxoSmithKline).  Pirfenidone is approved for sale in Japan and the European Union.

Marketing and Sales

AZX100 is not currently available for sale and we do not expect it to be available for sale for some time into the future.  Thus, we currently have no marketing or sales staff.  External consultants and members of our staff provide some technical marketing support relating to the development of, and market need for, new potential products and additional therapeutic applications of products already under research.

Research and Development

On October 13, 2011, our Board of Directors adopted a plan to preserve cash and effected a reduction from 18 employees to four, leaving one remaining regulatory employee.  We have entered into consulting agreements with several former employees in an effort to retain their availability to render services if and when needed.

Prior to October 2011, our Pre-clinical, Clinical, Chemical Materials and Controls, Regulatory and Quality Assurance departments (research and development) consisted of approximately eighteen permanent employees who were assisted by consultants from the academic and medical practitioner fields.  These individuals have extensive experience in the areas of biomaterials, animal modeling, cellular and molecular biology, clinical trial design and data management.  Our Clinical department designs, initiates, monitors and manages our clinical trials. Our staff was focused on clinical trials to advance AZX100 to NDA status in a dermal indication, pre-clinical studies investigating AZX100’s potential for the treatment of pulmonary fibrosis and exploring the science behind and potential of AZX100.  We have been executing a development plan that included filing an IND for dermal scarring in 2007 and commencement of Phase 1 safety studies in this indication in the first quarter of 2008.  Our Phase 1a study was completed in May 2008.  We initiated a second safety study in dermal scarring (Phase 1b), which was completed in the fourth quarter of 2008. In the first quarter of 2009 we commenced Phase 2 clinical trials in keloid scar revision.  These Phase 2 studies completed enrollment in 2009.  During 2010 we completed and reported results for our Phase 2 clinical trials in keloid scarring. We also commenced in the first quarter of 2009 a Phase 2 clinical trial in dermal scarring following shoulder surgery and completed this trial in 2011. The Safety Committee reviewing all safety-related aspects of these completed Phase 1 and 2 trials was satisfied with the profile of AZX100.

 We incurred expenses of $6.4 million and $8.2 million, in 2011 and 2010, respectively, related to research efforts on AZX100 and Chrysalin.  Given the overlapping nature of this work, it is not possible to clearly separate research expenditures between AZX100 and Chrysalin; however, the majority of expenditures were related to AZX100 in both 2011 and 2010.

Manufacturing

Currently, third parties certified under Good Manufacturing Practices manufacture AZX100 for us in limited amounts for our clinical and pre-clinical studies.  We use a primary manufacturer for the peptides used in our human clinical trials, but secondary manufacturers are available as needed.  Our current AZX100 formulation and manufacturing work is focused on an injectable formulation.

Patents, Licenses and Proprietary Rights

As part of our purchase of CBI on August 5, 2004, the license agreements between CBI and OrthoLogic for the development, use, and marketing of the therapeutic products utilizing Chrysalin (TP508) were replaced by a direct license agreement between OrthoLogic and the University of Texas.   Subsequently, we entered into an agreement whereby the University of Texas assigned to us certain patents previously exclusively licensed to us.  Under this agreement, we must pay the University of Texas royalties of 3.3% of covered product sales, and 5% of covered sublicense fees and we must pay various other fees in connection with filing and maintaining Chrysalin-related patents. This obligation will expire upon the expiration of the subject patents. Chrysalin has been patented in the United States and in some other countries for a number of methods of use, including cardiovascular indications.  A composition of matter patent covering European countries expired in 2007 and the corresponding United States patent expired in 2011.  Our other patents for Chrysalin expire between 2021 and 2024.

On January 20, 2012, we announced our intent to cease all activities related to the development of Chrysalin and to return the patent and other intellectual property we own related to Chrysalin to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  Effective March 1, 2012, the intellectual property has been returned and we no longer have any interest or rights to Chrysalin.

As part of the February 27, 2006 AzERx transaction, we acquired a license from AzTE, an affiliate of Arizona State University, for worldwide rights to AZX100 for all indications.  Under the license agreement with AzTE, we are required to pay patent filing, maintenance and other related patent fees as well as royalties of 3% of covered product sales and 5% of covered license revenue.  These obligations will end on the expiration of the last patent.  The license is supported by patents that expire from 2022 to 2024.  The license agreement is subject to termination by AzTE for events such as non-compliance with material terms of the license agreement, bankruptcy or liquidation, Force Majeure and non-payment of amounts due.

As part of the February 27, 2006 AzERx transaction we also acquired a non-exclusive license from Washington University for transduction domain carrier patents which form part of AZX100.  Under the license, we are required to pay license maintenance payments and royalties of 2% of covered product sales. The license is supported by patents that expire in 2018. These obligations will end on the expiration of the last patent.

We are a development stage research and development company with no products currently approved by the FDA for marketing.  We do not expect to have products approved for marketing before 2016, if ever.  Accordingly, the foregoing royalty obligations currently do not affect our reported results.

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

Employees

On October 13, 2011, our Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 to four employees.

As of December 31, 2011, we had four fulltime employees in our operations.  We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.  As a research and development business, we believe that the success of our business will depend in part on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants.  We face competition from private companies and public institutions for qualified research personnel.  None of our employees are represented by a union and we consider our relationship with our employees to be good.

Additional Information about Capstone Therapeutics

We were incorporated as a Delaware corporation in July 1987 as IatroMed, Inc.  We changed our name to OrthoLogic Corp. in July 1991.  Effective October 1, 2008, OrthoLogic Corp. commenced doing business under the trade name of Capstone Therapeutics and we formally changed our name to Capstone Therapeutics Corp. on May 21, 2010.  Our executive offices are located at 1275 West Washington Street, Suite 101, Tempe, Arizona 85281, and our telephone number is (602) 286-5520.

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

Risks

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Annual Report on Form 10-K contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•
the impact of our recently adopted plan to preserve cash during ongoing partnering efforts, including the reduction from eighteen employees to four employees and additional steps taken towards winding down operations;

•	unfavorable results of our product candidate development efforts;
•	unfavorable results of our pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to achieve market acceptance of our products;
•	the impact of present and future collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA approval for our product candidates; and
•	effect of the ongoing qui tam litigation on our stock price, liquidity, and our ability to execute corporate or other transactions, or our ability to continue operations.

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

In September 2009, we were served with a qui tam complaint, filed in the U.S. District Court for the District of Massachusetts, alleging violations of the Federal False Claims Act in connection with our sales of bone growth stimulation devices prior to our sale of that business in November 2003.  See Item 3, Legal Proceedings, below, for a discussion of this lawsuit. On December 8, 2010, the court denied our motion to dismiss and we filed our answer on January 28, 2011.  The litigation is now expected to enter the discovery phase.

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

The pendency of this claim may impede or have a material adverse affect on our ability to effect a dissolution, issue a dividend or enter into a strategic transaction.

Risks Related to Our Business

We are a biopharmaceutical company with no revenue generating operations and high investment costs.

We expect to incur losses for a number of years.   Our current level of funds is not sufficient to support all research expenses to achieve commercialization of any of our product candidates.  In November 2003, we sold all of our revenue generating operations.  We are now focused on developing and testing the product candidates of AZX100 and have allocated most of our resources to bringing these product candidates to the market, either through clinical trials or partnering efforts.  We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years.  As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase if we expand our research and development activities and incur significant expenses for clinical trials.  Our cash reserves are the primary source of our working capital.  To complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of securities, joint venture or other forms of joint development arrangements, sales of developments rights, or licensing agreements, may not be available or may only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

We may not receive any revenue from our product candidates until we receive regulatory approval and begin commercialization of our product candidates.  We cannot predict when that will occur or if it will occur.

We caution that our future cash expenditure levels are difficult to forecast because the forecast is based on assumptions about the level of future operations, including the number of research projects we pursue, the pace at which we pursue them, the quality of the data collected and the requests of the FDA to expand, narrow or conduct additional clinical trials and analyze data.  Changes in any of these assumptions can change significantly our estimated cash expenditure levels.

Our AZX100 product candidates have reached various stages of development but may not be successfully developed or commercialized.

If we fail to commercialize our product candidates, we will not be able to generate revenue.  We currently do not sell any products.  We currently intend to pursue development partnering or licensing opportunities for our product candidates.  Our product candidates have reached the following stages of development:

AZX100:

• Scarring	IND filed in 2007, Phases 1a and 1b safety studies completed in 2008. Phase 2 studies on keloid scar revision and dermal scarring following shoulder surgery commenced in the first quarter of 2009. Phase 2 studies in keloid scar revision were completed and results reported in 2010 and our Phase 2 study in dermal scarring following shoulder surgery was completed and results reported in 2011.

• Pulmonary Fibrosis	Pre-clinical studies.

• Epidural/Peridural Fibrosis (Spine)	Pre-clinical studies.

We are subject to the risk that:

•	the FDA finds some or all of our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	we are unable to get some or all of our product candidates to market in a timely manner;
•	we are not able to produce our product candidates in commercial quantities at reasonable costs;
•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or
•	the patients, insurance and/or physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects which delay or extend the trials;
•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;
•	regulatory delays or other regulatory actions;
•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;
•	change in the focus of our development efforts;
•	re-evaluation of our clinical development strategy; and
•	lack of sufficient funds to pay for development costs.

We cannot predict whether we will successfully develop and commercialize any of our product candidates.  If we fail to do so, we will not be able to generate revenue.

If one of our AZX100 product candidates reveals safety or fundamental efficacy issues in clinical trials, it could impact the development path for our other current product candidates for that peptide.

Should the results of pre-clinical studies or human clinical trials show negative safety or efficacy data, it may impact the development of our AZX100 product candidates, or partnering opportunities for our product candidates.

If we cannot protect the AZX100 patents, or our intellectual property generally, our ability to develop and commercialize our products will be severely limited.

Our success will depend in part on our ability to maintain and enforce patent protection for AZX100 and each product resulting from AZX100.  Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred.  Our ability to recover these expenditures and realize profits upon the sale of products would then be diminished.

AZX100 is patented and there have been no successful challenges to the patents.  However, if there were to be a challenge to these patents or any of the patents for product candidates, a court may determine that the patents are invalid or unenforceable.  Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by the patent claims.  Any litigation, whether to enforce our rights to use our or our licensors’ patents or to defend against allegations that we infringe third party rights, will be costly, time consuming, and may distract management from other important tasks.

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

As a small company our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials.  On October 31, 2011, we reduced our staff to four employees. We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

If we are not successful in retaining the services of former key employees it could materially adversely affect our business prospects.

Our reliance on outside suppliers and consultants could have a material effect on our ability to perform research or clinical trials.

We rely on outside suppliers and consultants, including former key employees, for the manufacture of AZX100 and technical assistance in our research and development efforts.  The inability of our suppliers to meet our production quality requirements in a timely manner, or the lack of availability of experienced consultants to assist in our research and development efforts, could have a material effect on our ability to perform research or clinical trials.

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

The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures.  The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.  AZX100 is a new drug and is subject to the most stringent level of FDA review.

Even after we have invested substantial funds in the development of our AZX100 products and even if the results of our future clinical trials are favorable, there can be no guarantee that the FDA will grant approval of AZX100 for the indicated uses or that it will do so in a timely manner.

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

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase.  Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for indications targeted for use by AZX100.  Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have.

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

             For a summary of the competitive conditions relating to indications which we are currently considering for AZX100, see Part I, Item 1 in this Report titled “Competition”.

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

Our stock price has varied significantly in the past (from a high of $9.32 to a low of $0.21 during the period of January 1, 2004 through December 31, 2011) and may vary in the future due to a number of factors, including:

•	announcement of the results of, or delays in, preclinical and clinical studies;
•	fluctuations in our operating results;
•	developments in litigation to which we or a competitor is subject;
•	announcements and timing of potential partnering, development collaboration or licensing transactions, merger, acquisitions, divestitures, capital raising activities or issuance of preferred stock;
•	announcements of technological innovations or new products by us or our competitors;
•	FDA and other regulatory actions;
•	developments with respect to our or our competitors’ patents or proprietary rights;
•	public concern as to the safety of products developed by us or others and
•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally;

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

We are authorized to issue 100,000,000 shares of common stock.  As of December 31, 2011, there were 40,775,411 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights.  As of December 31, 2011, we had stock options outstanding to purchase approximately 3,372,501 shares of our common stock, the exercise price of which ranges between $0.42 per share to $7.83 per share, warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39, warrants outstanding to purchase 117,423 shares of our common stock with an exercise price of $1.91, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent additional options are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution.  At December 31, 2011, 258,024 shares remain available to grant under the 2005 Equity Incentive Plan.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.

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

In connection with a Rights Agreement, dated as of June 19, 2007 and as amended May 21, 2010 and June 6, 2011, between us and the Bank of New York,  (the “Rights Agreement”), our board approved the designation of 1,000,000 shares of Series A Preferred Stock.  The Rights Agreement and the exercise of rights to purchase Series A Preferred Stock pursuant to the terms thereof may delay, defer or prevent a change in control because the terms of any issued Series A Preferred Stock would potentially prohibit our consummation of certain extraordinary corporate transactions without the approval of the Board of Directors.  In addition to the anti-takeover effects of the rights granted under the Rights Agreement, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders.

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

The United States Government declined to intervene or participate in the case.  On September 4, 2009, Jeffrey J. Bierman, the Relator/Plaintiff, served the amended complaint to the Company.  We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date.  We intend, in conjunction with the other defendants, to defend this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws.  On December 4, 2009, we, in conjunction with the other defendants, moved to dismiss the amended complaint with prejudice.  In response to that motion, Realtor/Plaintiff filed a second amended complaint.  On August 17, 2010, the Company, in conjunction with the other defendants, moved to dismiss the second amended complaint with prejudice.  That motion was denied by the court on December 8, 2010.  We, in conjunction with the other defendants, on January 28, 2011, filed answers to the second amended complaint.  No trial date has been set.  Discovery in the case is now open.

Because of the many questions of law and fact that may arise, the outcome of the litigation or its impact on our business, liquidity or financial condition is uncertain.  If we are unable to successfully defend or otherwise dispose of this litigation, and the Relator/Plaintiff is awarded the damages sought, we would not be able to continue our business as it is presently conducted.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Mattersand Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on Nasdaq on January 28, 1993 and was delisted by Nasdaq on July 21, 2011. Our common stock is currently traded on the OTCQB under the symbol “CAPS.”    The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of our common stock.

	2011		2010
	High	Low	High	Low
First Quarter	$0.69	$0.40	$1.20	$0.70
Second Quarter	$0.48	$0.21	$1.00	$0.66
Third Quarter	$0.40	$0.23	$0.97	$0.63
Fourth Quarter	$0.29	$0.21	$1.23	$0.45

As of February 29, 2012, 40,885,411 shares of our common stock were outstanding and held by approximately 864 stockholders of record.

Dividends

We have never paid a cash dividend on our common stock.  We do not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected financial data for the Company’s development stage period, August 5, 2004 through December 31, 2011, is derived from our audited financial statements.  The selected financial data should be read in conjunction with the financial statements, related notes to the financial statements and other financial information appearing elsewhere in this annual report on Form 10-K and particularly the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We sold our bone growth stimulation device business (“Bone Device Business”) on November 26, 2003.  On August 5, 2004, we purchased substantially all the assets and the intellectual property of CBI.  We became a development stage company commensurate with the CBI acquisition.  On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx.  The financial data as presented in the following schedule reflects the gain on the sale of the bone growth stimulation device business as discontinued operations and reflects the purchased net assets of CBI and AzERx from the dates of those respective acquisitions.

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

Research and Development expenses in 2007 include regulatory required expenses related to the completion of the Phase 3 and Phase 2b distal radial fracture studies and expenses to file an IND in dermal scarring for AZX100.  Research and Development expenses in 2008 include expenditures to complete Phase 1a and Phase 1b safety clinical trials in dermal scarring for AZX100.  Research and Development expenses in 2010 and 2009 include expenditures on Phase 2 clinical trials for AZX100 in keloid scar revision and dermal scarring following shoulder surgery, which commenced in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scarring and in 2011 we completed and reported results for our Phase 2 clinical trial in dermal scarring following shoulder surgery.

On October 13, 2011, we adopted a plan to conserve cash during our ongoing partnering efforts and effected a reduction from 18 to four employees.  On January 20, 2012, we announced that we were taking additional steps to preserve cash and moving towards winding down operations.

STATEMENTS OF OPERATIONS DATA
(A Development Stage Company)
(in thousands, except per share amounts)

	Years Ended December 31,
						August 5, 2004
						to
						December 31, 2006
	2011 (1)	2010 (1)	2009(2)	2008(3)	2007	(4) (5) (6)
Operating expenses
General and administrative	$3,506	$3,240	$2,901	$2,991	$3,738	$13,346
Research and development	6,394	8,168	11,968	10,693	9,641	53,185
Purchased in-process research and development	-	-	-	-	-	34,311
Other	-	-	-	-	-	(375)
Total operating expenses	9,900	11,408	14,869	13,684	13,379	100,467
Interest and other income, net	(31)	(356)	(737)	(2,082)	(3,278)	(7,274)
Loss from continuing operations before taxes	9,869	11,052	14,132	11,602	10,101	93,193
Income taxes expense (benefit)	(158)	(181)	(1,009)	(363)		356
Loss from continuing operations	9,711	10,871	13,123	11,239	10,101	93,549
Discontinued operations
Net gain on the sale of the bone device business net of taxes $0, $0, $0, $0, $0, ($363) respectively	-	-	-	-	-	(2,202)
NET LOSS	$9,711	$10,871	$13,123	$11,239	$10,101	$91,347
Per Share Information:
Net loss from continuing operations basic and diluted	$0.24	$0.27	$0.32	$0.27	$0.24
Net (income) from discontinued operations basic and diluted	$-	$-	$-	$-	$-
Net loss basic and diluted	$0.24	$0.27	$0.32	$0.27	$0.24

Basic and diluted shares outstanding	40,775	40,775	40,775	41,078	41,644

1.
The 2011 and 2010 income tax benefits result from Arizona state income tax legislation passed in 2010 that provides for the refund of seventy five percent of the 2011 and 2010 Arizona state research and development tax credits for entities that would otherwise not be able to utilize their 2011 and 2010 Arizona research and development tax credits to reduce 2011 and 2010 Arizona state income taxes currently payable.

2.
The income tax benefit in 2009 of $1,009,000 results from the carryback of our net operating loss for federal income tax purposes for the year ended December 31, 2008 to the year ended December 31, 2003, as allowed by federal tax legislation passed in 2009.

3.
The income tax benefit in 2008 resulted from a reversal of an expected income tax liability recorded on the initial adoption on January 1, 2007 of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.

4.
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

5.	On August 5, 2004, we completed the acquisition of CBI. Capstone expensed in-process research and development and acquisition costs of $25.8 million.
6.
A net gain of $2,048,000 was recognized on the sale of the Bone Device Business primarily due to a decrease in the risk related to the potential exposure of the representations and warranties provided in the governing asset purchase agreement.

BALANCE SHEET DATA
(in thousands)

	December 31,
	2011	2010	2009	2008	2007
Working capital	$14,417	$23,214	$34,395	$44,865	$37,684
Total assets	$14,696	$25,288	$37,135	$49,514	$61,862
Potentially redeemable equity	$-	$15,556	$-	$-	$-
Stockholders’ equity	$14,577	$7,916	$34,728	$47,522	$59,461

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Capstone Therapeutics is a registered United States domestic trademark of Capstone Therapeutics Corp.

Our development activities for the Chrysalin and AZX100 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment.  From August 5, 2004 through December 31, 2011, we have incurred approximately $146 million in net losses as a development stage company.

Description of the business

Capstone is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We have been focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin® (TP508).

On October 13, 2011, the Company’s Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

On January 20, 2012, we announced additional steps we have taken to preserve cash and move towards winding down operations while we continue efforts to create shareholder value through a development partnership or other strategic transactions.

•
We will cease clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.

•
We will cease all activities related to the development of TP508, our other drug candidate, and return the patent and other intellectual property we own related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  Following the return of the intellectual property, we will no longer have any interest in or rights to TP508.

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

We have been executing a development plan for this peptide which included the filing of an IND for a dermal indication in 2007, completion of Phase 1a and Phase 1b safety studies in 2008, and included the commencement of Phase 2 efficacy studies in dermal scarring in the first quarter of 2009.  The first safety study was completed in mid 2008.  Our second safety study for dermal scarring (Phase 1b) was completed in the fourth quarter of 2008.  During 2010 we completed and reported results for our Phase 2 clinical trials in keloid scar revision.  In 2011 we completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery. The studies’ Safety Committee reviewing all safety-related aspects of the completed clinical trials was satisfied with the profile of AZX100.

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

We did not plan to re-enter clinical trials with Chrysalin and had focused our efforts on development partnering and licensing opportunities. On January 20, 2011, we announced that we will cease all activities related to the development of Chrysalin and return the patents and other intellectual property related to Chrysalin to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  Following the return of the intellectual property, the Company will no longer have any interest or rights to Chrysalin.

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

Income Taxes:  Accounting Standards Codification Topic 740 “Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset.  We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance for all of our deferred tax assets of approximately $55 million at December 31, 2011.

Patents: On November 2, 2006, we announced that we have no immediate plans to re-enter clinical trials for Chrysalin-based product candidates and a strategic shift in our development approach to our Chrysalin product platform.  Accounting Standards Codification Topic 350 “Intangibles – Goodwill and Other” requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less than its carrying cost.  We were unable to determine the timing or amount of net cash in-flow to be generated from Chrysalin-based product candidates.  Accordingly, due to this uncertainty, we recognized an impairment loss for the amount of unamortized Chrysalin product platform patent costs of $2,100,000 in 2006. The impairment loss was included in research and development expenses in 2006.

Legal and Other Contingencies:  As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Note 11, “Contingency – Legal Proceedings” in Notes to Financial Statements, the Company is subject to legal proceedings and claims that arise in the course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, if the qui tam legal matter is resolved against the Company in excess of management’s expectations, the Company’s financial statements could be materially adversely affected.

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

Stock based compensation:  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, now Accounting Standards Codification Topic 718 “Stock Compensation” (“ASC 718”).  ASC 718 requires liability classified share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recorded at fair value.  Liability classified awards are to be remeasured at each reporting period with subsequent changes charged to operations.   All of our outstanding share-based payments awards were accounted for as liability awards because of the issuance of the put rights.  The fair value of liability classified stock option awards is calculated utilizing the Black-Scholes option pricing model as probability weighted for potential put right outcomes.  The valuation model utilizes inputs including expected volatility, expected life, risk-free interest rate, expected dividends and probability weighting (Level 3 inputs).  We use the historical volatility adjusted for future expectations.  The expected life is based on the remaining contractual life of the awards.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our awards.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The probability-weighting is based on expectations as to the outcome of the exercise of the put rights.  The fair value of restricted stock awards classified as liabilities are calculated using the then estimated put price determined as defined in our Certificate of Incorporation. Upon expiration of the put rights on June 30, 2011, the remaining share based payments awards liability was reclassified to stockholders’ equity.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional compensation resulting from those additional grants.

Put rights: The put rights are considered embedded equity derivatives under derivative  accounting standards.  Accordingly, we have bifurcated the estimated fair value of the put rights from the value of our potentially redeemable equity, and recognize subsequent changes in the fair value of the put rights within the statement of operations.  We measure the estimated fair value of the put rights based on market transactions which consider the impact of a put right feature within an entity’s common stock at the time of an event that would negatively affect the price of a company’s common stock (Level 3 inputs).  The estimated fair value of the put rights also considers the market value of our common stock in relation to the estimated put price at June 2011.  At December 31, 2010 the fair value of the put rights was not material.  The put rights expired on June 30, 2011.

Potentially redeemable equity:  The potential obligation at December 31, 2010, created by the put rights, to purchase shares of its common stock, assuming redemption of 100% of the Company’s outstanding shares of common stock at December 31, 2010, and using the estimated put price determined as defined in our Certificate of Incorporation, was reclassified at December 31, 2010 to potentially redeemable equity.  This amount was adjusted each reporting period to reflect changes in the put right redemption obligation.  The put rights expired on June 30, 2011, ending the potential redemption obligation.

Results of Operations Comparing Years Ended December 31, 2011 and 2010

On October 13, 2011, the Company’s Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and a reduction from 18 employees to four employees.  The Company has attempted to retain the services of several former key employees through consulting agreements.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing development operations were $3,506,000 in 2011 compared to $3,240,000 in 2010.  Our administrative expenses during 2011 reflect a comparable level of administrative activity in 2010 with the increase in expenses between periods due to severance payments resulting from the reductions in staff and officers salaries effective October 31, 2011, totaling approximately $1.1 million, partially offset by the effect of elimination of the Company’s performance based incentive bonus plan and reduced expenses from the decrease in operational activity after October 31, 2011.

Research and Development Expenses:  Research and development expenses were $6,394,000 for 2011 compared to $8,168,000 in 2010.  Our research and development expenses decreased in 2011 compared to 2010 primarily due to reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials.  Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.  These cost decreases were partially offset by severance costs of $600,000 in 2011.

Interest and Other Income, Net:  Interest and other income, net decreased from $356,000 in 2010 to $31,000 in 2011 due to the reduction in the amount available for investment and the shift in late 2010 to investments with maturities of ninety days or less. Interest and Other Income in 2010 also included a $244,000 Therapeutic Discovery Project federal grant.

Net Loss:  We incurred a net loss in 2011 of $9.7 million compared to a net loss of $10.9 million in 2010.  The decrease in the net loss for 2011 compared to 2010 resulted primarily from reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials, the effect of elimination of the Company’s performance based incentive bonus plan and decreased operating costs after October 31, 2011. Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.  These cost decreases were partially offset by severance costs of approximately $1.7 million in 2011.

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

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin and AZX100 product candidates.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010 we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation recorded in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000, of which $78,000 was received in 2010.  In 2011, we received an Arizona State income tax refund for the 2010 tax year of $181,000 and we expect to receive an additional Arizona State income tax refund of $158,000 in 2012 for the 2011 tax year.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period. At December 31, 2011, we had cash and cash equivalents of $13.8 million.

On October 13, 2011, our Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  The Company has attempted to retain the services of several former key employees through consulting agreements.

On January 20, 2012, we announced additional steps we have taken to preserve cash and move towards winding down operations while we continue efforts to create shareholder value through a development partnership or other strategic transactions.

•
We will cease clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.

•
We will cease all activities related to the development of TP508, our other drug candidate, and return the patent and other intellectual property we own related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  Following the return of the intellectual property, we will no longer have any interest in or rights to TP508.

If we continue a plan to wind down operations in 2012, we currently estimate that we will expend between $2.5 to $3.0 million in 2012, excluding litigation costs related to the qui tam action, which can not be estimated at this time and could be significant.  Currently our planned operations in 2012 consist of continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options to create shareholder value and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value and qui tam litigation activity.

We anticipate that our cash and short-term investments at December 31, 2011 will be sufficient to meet our presently projected cash and working capital requirements for the next year.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for AZX100 product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We can not currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

Balance sheets as of December 31, 2011 and December 31, 2010, statements of operations, potentially redeemable equity and stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011, and the statements of operations, potentially redeemable equity, shareholders’ equity and cash flows for the period of August 5, 2004 through December 31, 2011, together with the related notes and the reports of Moss Adams LLP and Ernst & Young LLP, our independent registered public accounting firms, are set forth on the “F” pages of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

                The management of Capstone Therapeutics Corp. (a development stage company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

INFORMATION CONCERNING DIRECTORS

On January 17, 2012, our Board of Directors (the “Board”) voted to reduce the size of our Board from six members to three members.  Concurrent with this action, Robert J. Spiegel, MD, William M. Wardell, MD, Ph.D. and Augustus A. White III, MD, Ph.D. resigned from the Board.

John M. Holliman, III

John M. Holliman III, 58, has served as Executive Chairman and Principal Executive Officer of the Company since April 2006 and has served as a director of the Company since September 1987 and as Chairman of the Board of Directors since August 1997.  Since February 1993 he has been a general partner of entities which are the general partners of Valley Ventures, LP (formerly known as Arizona Growth Partners, LP), Valley Ventures II, LP, Valley Ventures III, LP, Valley Ventures III Annex, LP,  all of which are venture capital funds that invest principally in life science companies.

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

Fredric J. Feldman, Ph.D.  (1) (2) (3)

Fredric J. Feldman, Ph.D., 71, has been the President of FJF Associates, a consultant to health care venture capital and emerging companies, since February 1992.  From September 1995 to June 1996, he was the Chief Executive Officer of Biex, Inc., a women’s healthcare company.  He served as Chief Executive Officer of Oncogenetics, Inc., a cancer genetics reference laboratory, from 1992 to 1995.  Between 1988 and 1992, Dr. Feldman was the President and Chief Executive Officer of Microgenics Corporation, a medical diagnostics company.

Dr. Feldman received his Ph.D. in analytical chemistry from the University of Maryland.  He has been a director of a number of public and private companies involved in the healthcare industry.  The Board believes that Dr. Feldman’s over forty years of operating, scientific and business experience in the medical/biotech industry qualifies him for service on our board.

Elwood D. Howse, Jr. (1) (2) (3)

Elwood D. Howse, Jr., 72, has served as a director of the Company since September 1987.  In 1982, Mr. Howse founded Cable, Howse and Ragen, investment banking and stock brokerage firm, now owned by Wells Fargo and known as Ragen MacKenzie.  In 1977, Mr. Howse co-founded Cable & Howse Ventures, an early stage venture capital firm focused on technology.  In 1976, he served as Vice President, Corporate Finance, for Foster & Marshall, a northwest stock brokerage firm.  In 1974 he was the Chief Financial Officer of Seattle Stevedore Company and the Miller Produce Company.  Mr. Howse has served as a corporate director and advisor to various public, private and non-profit enterprises.  He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association.  He currently serves on the boards of directors of BSQUARE Corporation (BSQR), Formotus, Inc., BeneSol Corporation and not-for-profits, Junior Achievement Worldwide and Junior Achievement of Washington.  Mr. Howse holds a BS in Engineering from Stanford University and an MBA from Stanford Graduate School of Business.

The Board believes Mr. Howse’s education and experience, particularly Mr. Howse’s financial experience, which qualifies him to be designated as our financial expert on our Audit Committee, brings important financial and business experience to the board and qualifies him to serve on our board.

******
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Corporate Governance/Nominating Committee

The Audit Committee, which is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consistsed of Mr. Howse (Chairman), Dr. White and Dr. Spiegel.  On January 17, 2012, Dr. White, Dr. Wardell and Dr. Spiegel resigned from our Board and from all committees.  Dr. Feldman joined the Audit Committee on January 17, 2012.

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

EXECUTIVE OFFICERS

The employment of Mr. Holliman, Dr. Steer and Mr. Shinbaum was terminated effective October 31, 2011.  They continue to perform many of their previous duties and responsibilities under consulting agreements.

The following table sets forth information regarding our executive officers:

Name	Age	Title
John M. Holliman, III	58	Executive Chairman and Principal Executive Officer
Randolph C. Steer, MD, Ph.D.	62	President
Les M. Taeger	61	Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer
Dana B. Shinbaum	49	Vice President, Business Development

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors, its executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates.  The company believes that all of these filing requirements were satisfied during the year ended December 31, 2011.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fredric J. Feldman, Ph.D. Director	64,000	-	3,000	-	-	-	67,000
Elwood D. Howse, Jr. Director	64,000	-	3,000	-	-	-	67,000
Robert J. Spiegel, MD Director	64,000	-	3,000	-	-	-	67,000
William M. Wardell, MD, Ph.D. Director	64,000	-	3,000	-	-	-	67,000
Augustus A. White, III, MD, Ph.D. Director	62,500	-	3,000	-	-	-	65,500

(1)   Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2011, the Company paid directors an annual retainer of $24,000, payable quarterly in advance, $2,500 for each board meeting attended in person and $1,000 for each board meeting attended by telephone.  All directors are eligible for a grant of nonqualified stock options pursuant to the Company’s 2005 Equity Incentive Plan.  On June 10, 2005, the Board of Directors approved an annual award to each director of a non-qualified stock option to purchase 10,000 shares of the Company’s Common Stock.  The Company granted to each director non-qualified options to acquire 10,000 shares at a price of $0.58 per share on January 1, 2011 (fair value of $3,000).   These options vested immediately and were granted at the closing market price on the date of grant.  All options have been granted with ten-year terms.

On June 10, 2005 the Board of Directors also approved an annual award to each director of $25,000 of restricted stock.  The shares granted vest one year from the date of issuance.  On January 1, 2011 the Board paid each director $25,000 in lieu of the annual stock award.

Director Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
John M. Holliman, III
	200,000			1.75	5/12/2016
	50,000			1.02	2/21/2018
	125,000			0.45	2/3/2019
	100,000			0.82	2/4/2020
	25,000			0.70	10/30/2018

Robert J. Spiegel, MD	50,000			0.82	5/21/2020

William M. Wardell, MD, Ph.D.	10,000			5.33	2/11/2016
	15,000			0.82	5/21/2020

Various directors:

(1) (2) (3) (5)	10,000			3.61	12/31/2012
(1) (2) (3) (5)	10,000			6.13	12/31/2013
(1) (2) (3) (5)	30,000			7.40	1/23/2014
(1) (2) (3) (5)	10,000			6.25	12/31/2014
(1) (2) (3) (5)	10,000			4.90	1/2/2016
(1) (2) (3) (4) (5)	25,000			1.75	5/12/2016
(1) (2) (3) (4) (5)	10,000			1.43	1/1/2017
(1) (2) (3) (4) (5)	10,000			1.35	1/1/2018
(1) (3) (4) (5) *	19,792	5,208		0.70	10/30/2018
(1) (2) (3) (4) (5)	10,000			0.42	1/1/2019
(1) (2) (3) (4) (5)	10,000			0.72	1/1/2020
(1)(2)(3)(4)(5)(6)	10,000			0.58	1/1/2021

Feldman, Fred (1)
Holliman, John (2)	* Vest monthly over a four-year period ending 10/30/2012
Howse, Elwood (3)	All other directors options were fully vested on 12/31/2011
Wardell, William (4)
White, Augustus (5)
Spiegel, Robert (6)

Director/Officer Outstanding Equity Awards at Fiscal Year End

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	(g)	(h)	(i)	(j)

John M. Holliman, III	50,000	13,000

On January 17, 2011, Mr. Holliman was awarded 50,000 shares of restricted stock which will fully vest on January 17, 2012, subject to Mr. Holliman continuing to serve as Executive Chairman of the Company through that date.

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

The following discussion is provided to facilitate stockholder understanding of the named executive officer compensation information included in this Annual Report on Form 10-K. Overall our compensation decisions are framed by the nature of our business as a development stage pharmaceutical company with the need for highly specialized and talented individuals.  Our compensation policies are designed to take into account the fact that the competition for executives is with all sizes of pharmaceutical and biotech firms and must factor in not just comparable compensation, including health care, retirement or other traditional executive benefits, but issues such as location and position stability.  We operate in Tempe, Arizona, a relatively small market for biotechnology, and in a field with substantial product development risks, with no current revenue and limited funds.

Annual Base Compensation and Cash Bonus

As previously mentioned, each executive officer receives a base salary and a cash bonus which is based on performance against both Company and individual performance goals. We have established base salaries which we believe are comparable to other biotechnology firms and with the potential cash bonus, provide for a reasonable level of cash-based compensation to the executives.  Base compensation in 2011 ranged from $325,000 for Dr. Steer, to $200,000 for Mr. Holliman.  Executive officers did not receive an increase in base pay in 2011. No executive salary increases are planned for 2012.   In 2011 the bonus potential was 40% of base salary for Mr. Holliman, Dr. Steer, Mr. Taeger and Mr. Shinbaum.  The bonus plan placed 25-30% of the executive’s cash compensation at risk, which we believe is a reasonable level of risk for cash-based compensation.  In 2011, performance for the bonus plan was weighted 70% towards Company goals and 30% towards individual goals. Company and individual goals included a combination of operating, such as timely completion of clinical or pre-clinical tasks and performance against our strategic plan, financial, such as performance to budget or generation of unbudgeted cost savings, and administrative, such as maintaining compliance with Securities and Exchange Commission rules, regulations and reporting requirements.  We believe that the cash compensation at risk and the performance goals of the 2011 bonus plan serve to align our executives’ interests with our interests and focus their efforts where we believe they have the potential to achieve performance we have identified as important to accomplishing objectives necessary to advance our development efforts.

Interim Change in Officer Compensation

On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during ongoing partnering efforts.  Included in the actions taken was the termination of the employment of John M. Holliman, III, Executive Chairman, Randolph C. Steer, MD, Ph.D., President and Dana B. Shinbaum, Vice President, Business Development.  Each of these individuals will continue in their prior roles as consultants, rather than as employees, at consulting rates which would equate to approximately $100,000 per year for Mr. Holliman and $120,000 per year for Dr. Steer and Mr. Shinbaum.  As employees, their base compensation had been $200,000 for Mr. Holliman, $325,000 for Dr. Steer and $242,000 for Mr. Shinbaum.  Les M. Taeger, Chief Financial Officer and Senior Vice President will continue as an employee, but his base compensation has been reduced from $242,000 per year to $120,000 per year.  All of these officers had also been eligible for an annual bonus based on individual and Company performance goals of up to 40% of their base compensation.  The Board’s actions included cancellation of the Company’s bonus plan.  The vested outstanding stock options held by each executive will continue to be exercisable while such executive is serving as a consultant to the Company.

The above changes in employment and compensation trigger severance clauses in the executives’ employment agreements that entitle each executive to a payment equal to one year of base salary.

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

Stock Option Grants

On January 17, 2011, the Company granted options to employees to purchase 150,000 shares of the Company’s Common Stock with the exercise determined by the closing market price on the date of grant ($0.67).  This grant included grants to the named executives (Steer 50,000 shares, Taeger 25,000 shares and Shinbaum 25,000 shares).

           Common Stock Awards

We believe common stock awards can be an important element in our compensation plan. On January 17, 2011, Mr. Holliman was awarded 50,000 shares of restricted stock with a fair value of $34,000 on the date of award.

Fringe Benefits, Perquisites and Retirement Benefits.

Our executives participate in group health, dental, life, and disability programs and participate in our 401K plan on the same basis as other employees.  No perquisites are provided to executives that in aggregate exceed $10,000 per year.

SUMMARY COMPENSATION TABLE

The following table sets forth, with respect to the years ended December 31, 2011, 2010 and 2009, compensation awarded to, earned by or paid to the Company’s principal executive officer, principal financial officer and each of the two most highly compensated executive officers other than the principal executive officer and the principal financial officer, who were serving as executive officers at the end of the last completed fiscal year (the “named executive officers”).

Name (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John M. Holliman, III Executive Chairman (Principal Executive Officer)	2011 2010 2009	179,000 (1) 200,000 200,000	- - -	19,000 - -	3,000 50,000(1) 42,000(1)	- - -	- - -	264,000(1)(2) 64,000(1) 62,000(1)	465,000 314,000 304,000
Randolph C. Steer, MD, Ph.D. former President	2011 2010 2009	276,000 325,000 325,000	- 88,000 75,000	- - -	19,000 23,000 18,000	- - -	- - - -	325,000 (2) - -	620,000 436,000 418,000
Les M. Taeger Chief Financial Officer (Principal Financial Officer)	2011 2010 2009	237,000 242,000 242,000	- 68,000 56,000	- - -	10,000 16,000 12,000	- - -	- - -	242,000 (2) - -	489,000 326,000 310,000
Dana B. Shinbaum former VP Business Development	2011 2010 2009	232,000 242,000 242,000	- 68,000 51,000	- - -	10,000 16,000 12,000	- - -	- - -	242,000 (2) - -	484,000 326,000 305,000

1.
Mr. Holliman is a member of the Board of Directors and as a director, received compensation of $64,000, $64,000 and $62,000, in cash, in 2011, 2010 and 2009, respectively, and an annual grant of an option to purchase 10,000 shares of the Company’s Common Stock.   Mr. Holliman received total director’s compensation (Board fees, stock awards and option grants) of $67,000, $68,000 and $74,000 in 2011, 2010 and 2009, respectively, as more fully described in the Compensation of Directors section of this Annual Report on Form 10-K.  Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described, for 2011, in Note 5 to the Financial Statements included in this Annual Report on Form 10-K, for 2010, in Note 5 to our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 29, 2011, and for 2010, in Note 6 to the Annual Report on form 10-K/A filed with the Securities and Exchange Commission on March 12, 2010.

2.
On October 31, 2011, the employment of Mr. Holliman, Dr. Steer and Mr. Shinbaum was terminated and Mr. Taeger’s salary was reduced from $242,000 per year to $120,000.  These actions triggered severance clauses in their employment agreements requiring the payment of severance of one year’s base salary to each executive officer.  For a description of the employment agreements with our named executive offers, please see “Employment Contract, Termination of Employment, and Change-in-Control Arrangements” below.

3.
On January 17, 2011, Mr. Holliman was awarded 50,000 shares of restricted stock which will fully vest on January 17, 2012, subject to Mr. Holliman continuing to serve as Executive Chairman of the Company through that date.

OPTION GRANTS / STOCK AWARDS

The following table sets forth information about stock option grants and stock awards during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

Grants of Plan-based Awards
Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Share) (k)	Grant Date Fair Value of Stock and Option Awards (1) ($) (l)
John M. Holliman, III Executive Chairman	1/1/11 1/17/11	- 50,000	10,000	0.58	3,000 19,000
Randolph C. Steer, MD, Ph.D. President	1/17/11	-	50,000	0.67	19,000
Les M. Taeger Chief Financial Officer	1/17/11	-	25,000	0.67	10,000
Dana B. Shinbaum VP Business Development	1/17/11	-	25,000	0.67	10 ,000

Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
John M. Holliman, III
	10,000	-	3.61	12/31/2012
	10,000	-	6.13	12/31/2013
	30,000	-	7.40	1/23/2014
	10,000	-	6.25	12/31/2014
	10,000	-	4.90	1/2/2016
	25,000	-	1.75	5/12/2016
	200,000	-	1.75	5/12/2016
	10,000	-	1.43	12/31/2017
	10,000	-	1.35	12/31/2018
	50,000	-	1.02	2/21/2018
	25,000	-	0.70	10/30/2018
	10,000	-	0.42	1/1/2019
	125,000	-	0.45	2/3/2019
	10,000	-	0.72	1/1/2020
	100,000		0.82	2/4/2020
	10,000	-	0.58	1/1/2021
Randolph C. Steer, MD, Ph.D.
	200,000	-	1.75	5/12/2016
	50,000	-	1.53	5/21/2017
	50,000	-	1.02	2/21/2018
	75,000	-	0.45	2/3/2019
	50,000	-	0.82	2/4/2020
	50,000	-	0.67	1/17/2021
Les M. Taeger
	150,000	-	5.15	1/16/2016
	150,000	-	1.70	6/2/2016
***	14,093	613	1.02	2/21/2018
	50,000	-	0.45	2/3/2019
**	32,083	2,917	0.82	2/4/2020
**	11,458	13,542	0.67	1/17/2021
Dana B. Shinbaum
	50,000	-	3.27	10/29/2015
	35,000	-	5.39	1/30/2016
	150,000	-	1.70	6/2/2016
***	11,745	500	1.02	2/21/2018
	50,000	-	0.45	2/3/2019
**	32,083	2,917	0.82	2/4/2020
**	11,458	13,542	0.67	1/17/2021

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

Under the Holliman Agreement, Mr. Holliman’s services to the Company may be terminated by the Company at any time, with or without cause.  In the event of termination without cause under the Holliman Agreement, Mr. Holliman will receive severance equal to twelve months of his current monthly base compensation.  The Holliman Agreement provides for annual base cash compensation of $200,000, payable in accordance with the Company’s standard payroll practices and a target bonus of 40% of base compensation upon the achievement of individual and corporate performance objectives.  In addition, the Holliman Agreement included other terms and conditions consistent with agreements entered into with other Company executives.

Effective October 31, 2011, the employment of Mr. Holliman was terminated which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Mr. Holliman, so that his options became exercisable, and payment of his severance benefit.  Subsequent to October 31, 2011, Mr. Holliman will continue his role as Executive Chairman under a consulting agreement, which provides for compensation at an annual rate of $100,000.  Mr. Holliman did not receive a bonus for 2011 performance as the Company’s bonus plan was terminated in October 2011.

Effective April 5, 2006, Randolph C. Steer, MD, Ph.D., became President of the Company.  Dr. Steer has performed consulting services for the Company since 2002.  On May 12, 2006, the Company also entered into an agreement with Randolph C. Steer, MD, Ph.D., to compensate Dr. Steer for his services as the Company’s President and Chief Operating Officer (the “Steer Agreement”).  Under the Steer Agreement, Dr. Steer’s services to the Company may be terminated by the Company at any time, with or without cause.  If the event of termination is without cause, under the Steer Agreement, Dr. Steer  will receive severance equal to twelve months of his current monthly base compensation.  Dr. Steer’s annual base cash compensation is $325,000, payable in accordance with the Company’s standard payroll practices.  Dr. Steer is also eligible for a target bonus of 40% of base compensation upon the achievement of individual and corporate performance objectives.  In addition, the Steer Agreement includes other terms and conditions consistent with agreements entered into with other Company executives.

Effective October 31, 2011, the employment of Dr. Steer was terminated which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Dr. Steer, so that his options became exercisable, and payment of his severance benefits.  Subsequent to October 31, 2011, Dr. Steer will continue his role as President under a consulting agreement, which provides for compensation at an annual rate of $120,000.  Dr. Steer did not receive a bonus for 2011 performance as the Company’s bonus plan was terminated in October 2011

On January 10, 2006, the Company entered into an employment agreement with Les M. Taeger, dated as of January 10, 2006, effective as of January 16, 2006 (the “Taeger Employment Agreement”), pursuant to which Mr. Taeger serves as the Company’s Senior Vice President / Chief Financial Officer.  Under the Taeger Employment Agreement, Mr. Taeger may be terminated at any time, with or without cause, at the option of either the Company or Mr. Taeger.  If the Company terminates Mr. Taeger without cause, provided Mr. Taeger first executes a Severance Agreement in the form then used by the Company, the Company shall pay to Mr. Taeger twelve months of his current monthly base compensation in effect at the time of termination. Should such termination occur as a result of a Change in Control, the Company shall also pay Mr. Taeger a pro-rata share of his bonus at the time of termination.  Mr. Taeger’s annual base salary is $242,000.  Mr. Taeger is eligible to participate in the Company’s discretionary bonus program, which provides for a bonus of up to 40% of his base salary, and Mr. Taeger will receive medical, dental and other fringe benefits generally granted to the Company’s senior management.

Effective October 31, 2011, Mr. Taeger’s annual base salary was reduced to $120,000 and the Company’s bonus plan was terminated.  Mr. Taeger did not receive a bonus for 2011 performance.  The salary reduction triggered payment of his severance benefit.

On October 17, 2005, the Company entered into an employment agreement with Dana B. Shinbaum (the “Shinbaum Employment Agreement”), pursuant to which Mr. Shinbaum serves as the Company’s Vice President of Business Development and Strategic Marketing.  Under the Shinbaum Employment Agreement, Mr. Shinbaum may be terminated at any time, with or without cause, at the option of either the Company or Mr. Shinbaum.  If the Company terminates Mr. Shinbaum without cause, provided Mr. Shinbaum first executes a Severance Agreement in the form then used by the Company, the Company shall pay to Mr. Shinbaum twelve months of his current monthly base compensation in effect at the time of termination for a period of one year following the date of termination, at the time and in the manner dictated by the Company’s standard payroll policies.  Should such termination occur as a result of a Change in Control, the Company shall also pay Mr. Shinbaum a pro-rata share of his bonus at the time of termination.  Mr. Shinbaum’s annual base salary is $242,000.  Mr. Shinbaum is eligible to participate in the Company’s discretionary bonus program, which provides for a bonus of up to 40% of his base salary, and Mr. Shinbaum will receive medical, dental and other fringe benefits generally granted to the Company’s senior management.

Effective October 31, 2011, the employment of Mr. Shinbaum was terminated resulting in payment of his severance benefit.  Subsequent to October 31, 2011, Mr. Shinbaum will continue his role as Vice President of Business Development under a consulting agreement, which provides for compensation at an annual rate for $120,000.  Mr. Shinbaum did not receive a bonus for 2011 performance as the Company’s bonus plan was terminated in October 2011

Under the Company’s stock option plans, upon the occurrence of a merger in which the Company is not the surviving entity, a sale of substantially all of the assets of the Company, an acquisition by a third party of 100% of the Company’s outstanding equity securities or a similar reorganization of the Company, 75% of all unvested options will vest, with the balance vesting equally over 12 months or according to the individual’s vesting schedule, whichever is earlier.  If the option holder loses his position with the Company as a result of the merger or sale, 100% of his options will immediately vest.  Additionally, the Company’s 1997 Stock Option Plan and 2005 Equity Incentive Plan provide that, upon a merger, consolidation or reorganization with another corporation in which the Company is not the surviving corporation, outstanding options shall be substituted on an equitable basis for options for appropriate shares of the surviving corporation, or optionees shall receive cash in exchange for cancellation of outstanding options.

At December 31, 2011, unvested options held by named executive officers had no intrinsic value and accordingly, accelerated vesting clauses if triggered at December 31, 2011, would have provided no additional compensation to the named executive officers.

On October 31, 2011, the stock options held by Mr. Holliman and Dr. Steer subject to accelerated vesting and had no intrinsic value.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock at February 29, 2012 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group.  At February 29, 2012 there were 40,825,411 shares of the Company’s Common Stock outstanding.

	Common Stock
	Beneficially Owned (1)
Beneficial Owner	Number	Percent of Class
Fredric J. Feldman (2)	380,564	*
John M. Holliman, III (3)	992,272	2.4
Elwood D. Howse, Jr. (4)	402,703	*
Randolph C. Steer (5)	520,298	1.3
Les M. Taeger (6)	457,822	1.1
Dana B. Shinbaum (7)	389,608	*
BVF Group (8)	7,755,688	19.0
All directors and executive officers as a group (9)	3,143,267	7.3
_____________
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

(2)	Includes 180,000 shares Dr. Feldman has a right to acquire upon exercise of stock options. Voting and investment power shared with spouse.

(3)
Includes 655,000 shares Mr. Holliman has a right to acquire upon exercise of stock options, 3,000 shares indirectly owned as trustee and 1,658 shares indirectly owned as trustee of Valley Ventures III, LP.

(4)	Includes 180,000 shares Mr. Howse has a right to acquire upon exercise of stock options.

(5)	Includes 475,000 shares Dr. Steer has a right to acquire upon exercise of stock options.

(6)	Includes 413,248 shares Mr. Taeger has a right to acquire upon exercise of stock options.

(7)	Includes 345,797 shares Mr. Shinbaum has a right to acquire upon exercise of stock options.

(8)
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

(9)	Includes 2,249,045 shares directors and executive officers have a right to acquire upon exercise of stock options.

The address of each of the listed stockholders, unless noted otherwise, is in care of Capstone Therapeutics Corp., 1275 West Washington Street, Suite 101, Tempe, AZ 85281.

EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2011, aggregated into two categories - plans that have been approved by stockholders and plans that have not.  See Note 5 to the financial statements included in this Annual Report on Form 10-K for additional information on our equity compensation plans.

	Number of securities to	Weighted average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected in
column (a))
Plan Category:	(c)	(b)	(c)
Equity Compensation Plans
approved by Security Holders	3,372,501	$2.08	258,024
Equity Compensation Plans
not approved by Security Holders	N/A	N/A	N/A
Total	3,372,501	$2.08	258,024

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Board of Directors was composed of five outside directors that are independent directors under Nasdaq Listing Rule 5605(a)(2).  On April 5, 2006, Mr. Holliman became Executive Chairman and Principal Executive Officer of the Company and is no longer an independent director under Nasdaq Listing Rule 5605(a)(2).  On January 17, 2012, Drs. Spiegel, Wardell and White resigned from the Board of Directors.  Subsequently, the Board of Directors is composed of two outside directors that are independent directors and one director who is not an independent director, under Nasdaq Listing Rule 5605(a)(2).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors reviews transactions with related parties, but has no formal policies in place with respect to such reviews or the approval of such transactions.  During 2011 there were no reported related party transactions with directors, executive officers or other related parties, which might have required disclosure under SEC rules or which were otherwise material to the Company.

The Company has entered into indemnity agreements with all of its directors and officers for the indemnification of and advancing of expenses to such persons to the fullest extent permitted by law.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2011 and December 31, 2010 by our principal accounting firms Moss Adams LLP and Ernst and Young LLP.

Type of Fee	Amount
	2011	2010

Audit Fees (1)	$59,000	$177,000
Audit-Related Fees (2)	-	-
Total Audit and Audit-Related Fees	59,000	177,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	$59,000	$177,000

(1)
Audit fees include fees for services rendered in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2011 and 2010 and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the applicable fiscal year.

(2)
Audit-related fees would include fees for services rendered for matters such as a business combination, sales of shares of the Company’s common stock, and responses to accounting and reporting-related matters.

(3)	Tax fees would include fees for services rendered for tax compliance, preparation of original and amended tax returns, claims for refunds and other tax services.
(4)
Our principal accounting firms did not perform nor bill the Company for any other services during the fiscal years ended December 31, 2011 and 2010 that are appropriately classified as “All Other Fees.”

The Audit Committee has concluded that the services provided by the principal accounting firms that were not related to the audit of the Company’s financial statements were at all times compatible with maintaining that firm’s independence.

Consistent with the rules of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of, the independent auditor.  In recognition of this responsibility, the Audit Committee has included in its charter the responsibility to pre-approve “all auditing services and permitted non-auditing services proposed to be performed by the independent auditor, subject to the de minimis exceptions for non-audit services that were not recognized as non-audit services at the time of engagement and which are subsequently approved by the committee prior to completion of the audit.”  No fees were paid to the independent auditor pursuant to the “de minimis” exception to the foregoing pre-approval policy in 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.             Financial Statements.

The following financial statements of Capstone Therapeutics Corp. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Reports of Independent Registered Public Accounting Firms.

Balance Sheets - December 31, 2011 and 2010.

Statements of Operations - Each of the years in the two-year period ended December 31, 2011 and for the period of August 5, 2004 through December 31, 2011.

Statements of Potentially Redeemable Equity and Stockholders’ Equity - Each of the years in the two-year period ended December 31, 2011 and for the period of August 5, 2004 through December 31, 2011.

Statements of Cash Flows - Each of the years in the two-year period ended December 31, 2011 and for the period of August 5, 2004 through December 31, 2011.

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

CAPSTONE THERAPEUTICS CORP.

Date:   March 21, 2012                                                             By    /s/ John M. Holliman, III
John M. Holliman, III
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer) and Director	March 21, 2012
/s/ Fredric J. Feldman Fredric J. Feldman, Ph.D.	Director	March 21, 2012
/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 21, 2012
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2012

S-1

Capstone Therapeutics Corp. (“the Company”)
(Formerly OrthoLogic Corp.)
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2011

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
Exhibit 4.4 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed with the SEC on May 25, 2010.
4.8	Second Amendment to Rights Agreement dated June 6, 2011, between Capstone Therapeutics Corp. and the Bank of New York Mellon	Exhibit 4.1 to the Company’s Current Report on form 8-K, filed with the SEC on June 8, 2011
10.1	Form of Indemnification Agreement(**)	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	1997 Stock Option Plan of the Company, as amended and approved by the stockholders (1)	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 2, 2005
10.3
Patent License Agreement between the Board of Regents of The University of Texas System through its component institution The University of Texas Medical Branch at Galveston and Chrysalis Biotechnology, Inc., dated April 27, 2004 and exhibits thereto (2)
Exhibit 10.1 to the Company’s Amendment No. 1 to its Registration Statement on Form S-4, filed July 14, 2004
10.4	Form of Incentive Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (***)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005
10.5	Form of Non-qualified Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (***)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006
10.6	Patent Assignment Agreement dated June 28, 2005, between the Company and the University of Texas	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005 (the “June 2005 10-Q”)
10.7	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the June 2005 10-Q
10.8	Employment Agreement between the Company and Dana Shinbaum, dated October 17, 2005 (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2005
10.9	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)
10.10	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K
10.11	Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development Inc., dated February 24, 2006.	Exhibit 10.1 to the Company’s April 2006 S-3

10.12	Registration Rights Agreement by and between OrthoLogic Corp. and PharmaBio Development Inc., dated February 24, 2006	Exhibit 4.8 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A , filed with the SEC on May 25, 2010.
10.13	Registration Rights Agreement by and between OrthoLogic Corp., AzERx, Inc., and Certain Shareholders, dated February 27, 2006	Exhibit 10.3 to the Company’s April 2006 S-3
10.14	Amended and Restated License Agreement dated February 23, 2006 by and between OrthoLogic Corp. and Arizona Science Technology Enterprises, LLC	Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 25, 2006
10.15	2005 Equity Incentive Plan (2005 Plan) (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.16	Form of Incentive Stock Option Grant Letters for Grants under the 2005 Plan (***)	Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2006, filed on August 8, 2006 (“June 2006 10-Q”)
10.17	Form of Non-Qualified Stock Options Grant Letter for Grants under the 2005 Plan (***)	Exhibit 10.2 to the Company’s June 2006 10-Q
10.18	Form of Restricted Stock Grant Letters for Grants under the 2005 Plan (***)	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.19	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
10.20	Employment Agreement between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp., effective May 12, 2006 (1)	Exhibit 10.7 to the Company’s June 2006 10-Q
10.21	Management Service Agreement between Valley Ventures III, Management LLC, John M. Holliman, III, Executive Chairman and OrthoLogic Corp., effective May 12, 2006 (1)	Exhibit 10.8 to the Company’s June 2006 10-Q
10.22	Amendment No.1 to Registration Rights Agreement dated June 30, 2006 by and between PharmaBio Development Inc., and OrthoLogic Corp.	Exhibit 4.9 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed with the SEC on May 25, 2010.
10.23	Lease Agreement dated July 19, 2007, by and between the Company and Phoenix Investors #13, L.L.C.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2007
10.24	Amendment #1 to Employment Agreement dated May 21, 2007, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp.	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.
10.25	Amendment #2 to Employment Agreement dated February 21, 2008, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 5, 2008.
10.26
Amendment No. 3, dated November 4, 2008, to the Management Services Agreement effective May 12, 2006 by and between AGP Management, LP, John M. Holliman, III, Executive Chairman, and OrthoLogic Corp. (1)
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed with the SEC on November 6, 2008 (the “November 6, 2008 10-Q”)

10.27	Amendment No. 3, dated November 4, 2008, to the Employment Agreement effective May 12, 2006, between Randolph C. Steer, MD, Ph.D., President, and OrthoLogic Corp. (1)	Exhibit 10.2 to the Company’s November 6, 2008 10-Q
10.28	First Amendment to Lease dated April 28, 2010 by and between OrthoLogic Corp. and Phoenix Investors #20, L.L.C.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 9, 2010
10.29	Second Amendment to Lease Agreement dated January 5, 2004 by and between Phoenix Investors #20, L.L.C. and Capstone Therapeutics Corp.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the SEC on May 13, 2011.
10.30	Press Release issued on March 21, 2012 by Capstone Therapeutics Corp. Providing Operating Update and Announcing 2011 Financial Results. ****
23.1	Consent of independent registered public accounting firm.		X
23.2	Consent of independent registered public accounting firm.		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended		X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350****

(1)	Management contract or compensatory plan or arrangement.

(2)	Portions of this agreement have been redacted and filed under confidential treatment request with the Securities and Exchange Commission.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Capstone Therapeutics Corp.

We have audited the accompanying balance sheet of Capstone Therapeutics Corp. (formerly OrthoLogic Corp.) (a development stage company) (the Company) as of December 31, 2011 and the related statements of operations, potentially redeemable equity and stockholders’ equity, and cash flows for the year then ended and for the period August 5, 2004 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Therapeutics Corp. (a development stage company) as of December 31, 2011 and the results of its operations and its cash flows for the year then ended and the period from August 5, 2004 (inception) through December 31, 2011, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the uncertainty with regards to the future business strategy of the Company raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Scottsdale, Arizona
March 21, 2012

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 The Board of Directors and Stockholders of Capstone Therapeutics Corp.

We have audited the accompanying balance sheet of Capstone Therapeutics Corp. (formerly OrthoLogic Corp.) (a development stage company) (the Company) for the year ended December 31, 2010 and the related statements of operations, potentially redeemable equity and stockholders’ equity, and cash flows for the year ended December 31, 2010, and for the period from August 5, 2004 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Therapeutics Corp. (a development stage company) as of December 31, 2010 and the results of its operations and its cash flows the year ended December 31, 2010 and the period from August 5, 2004 (inception) through December 31, 2010, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the uncertainty with regards to the exercise of the put rights raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 29, 2011

CAPSTONE THERAPEUTICS CORP.
(Formerly OrthoLogic Corp.)
(A Development Stage Company)
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$13,778	$24,387
Interest, income taxes and other current assets	758	643
Total current assets	14,536	25,030

Furniture and equipment, net	160	258
Total assets	$14,696	$25,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$77	$246
Accrued compensation	13	674
Accrued clinical and other accrued liabilities	29	236
Share-based payments liability	-	660
Total current liabilities	119	1,816

Potentially redeemable equity - See Note 10	-	15,556

Stockholders' Equity

Common Stock $.0005 par value; 100,000,000 shares authorized; 40,775,411 shares in 2011 and 2010 issued and outstanding	20	20
Additional paid-in capital	189,074	188,258
Accumulated deficit ($146,755 at 2011 and $152,600 at 2010 accumulated during development stage period)	(174,517)	(180,362)
Total stockholders' equity	14,577	7,916
Total liabilities, potentially redeemable equity and stockholders' equity	$14,696	$25,288

See notes to financial statements

CAPSTONE THERAPEUTICS CORP.
(Formerly OrthoLogic Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			As a Development
			Stage Company
	Years ended December 31,		August 5, 2004 -
	2011	2010	December 31, 2011

OPERATING EXPENSES
General and administrative	$3,506	$3,240	$29,722
Research and development	6,394	8,168	100,049
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	9,900	11,408	163,707
Interest and other income, net	(31)	(356)	(13,758)
Loss from continuing operations before taxes	9,869	11,052	149,949
Income tax benefit	(158)	(181)	(1,355)
Loss from continuing operations	9,711	10,871	148,594

Discontinued Operations - net gain on the sale of the bone device business, net of taxes of $267	-	-	(2,202)
NET LOSS	$9,711	$10,871	$146,392

Per Share Information:
Net loss, basic and diluted	$0.24	$0.27
Basic and diluted shares outstanding	40,775	40,775

See notes to financial statements

Capstone Therapeutics
(Formerly OrthoLogic Corp.)
(A Development Stage Company)
STATEMENTS OF POTENTIALLY REDEEMABLE EQUITY AND
STOCKHOLDERS’ EQUITY
(in thousands)

	Potentially	Stockholders' Equity
	Redeemable	Common Stock		Additional	Accumulated
	Equity	Shares	Amount	Paid in Capital	Deficit	Total
Balance August 5, 2004 (prior to the acquisition of CBI)	$-	34,550	$17	$146,125	$(27,762)	$118,380
Acquisition of CBI, August 5, 2004	-	3,248	2	23,451	-	23,453
Acquisition of AzERx, February 27, 2006	-	1,355	1	7,763	-	7,764
Exercise of common stock options	-	997	-	4,579	-	4,579
Stock-based compensation cost	-	-	-	3,190	-	3,190
Compensation earned on stock awards	-	494	-	1,200	-	1,200
Sale of common stock	-	1,263	1	3,375	-	3,376
Common stock purchased and retired	-	(1,132)	(1)	(1,040)	-	(1,041)
Recognized uncertain tax position	-	-	-	-	(363)	(363)
Net loss August 5, 2004 through December 31, 2009	-	-	-	-	(125,810)	(125,810)

Balance December 31, 2009	-	40,775	20	188,643	(153,935)	34,728
	-
Recognition of potentially redeemable equity, net of amortization	15,556	-	-	-	(15,556)	(15,556)
Stock-based compensation cost	-	-	-	156	-	156
Reclassification of share-based awards liability	-	-	-	(541)	-	(541)
Net loss	-	-	-	-	(10,871)	(10,871)
Balance December 31, 2010	15,556	40,775	20	188,258	(180,362)	7,916

De-recognition of potentially redeemable equity, net of amortization	(15,556)	-	-	-	15,556	15,556
Stock-based compensation cost	-	-	-	159	-	159
Reclassification of share-based awards liability	-	-	-	657	-	657
Net loss	-	-	-	-	(9,711)	(9,711)
Balance December 31, 2011	$-	40,775	$20	$189,074	$(174,517)	$14,577

See notes to financial statements

CAPSTONE THERAPEUTICS CORP.
(Formerly OrthoLogic Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in thousands)

			As a
			Development
			Stage Company
	Years Ended December 31,		August 5, 2004 -
	2011	2010	December 31, 2011

OPERATING ACTIVITIES
Net loss	$(9,711)	$(10,871)	$(146,392)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	117	135	3,942
Non-cash stock-based compensation	159	275	4,824
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	(115)	1,017	950
Accounts payable	(169)	(473)	(894)
Accrued liabilities	(871)	(778)	(2,975)
Cash flows used in operating activities	(10,590)	(10,695)	(107,762)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	(19)	(60)	(1,044)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	-	(25,140)	(282,538)
Maturities of investments	-	47,408	340,476
Cash flows provided by investing activities	(19)	22,208	59,186
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,609)	11,513	(41,629)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,387	12,874	55,407
CASH AND CASH EQUIVALENTS, END OF YEAR	$13,778	$24,387	$13,778

Supplemental Disclosure of Non-Cash Investing Activities
AzERx / CBI Acquisitions
Current assets acquired	$-	$-	$29
Patents acquired	-	-	2,142
Liabilities acquired, and accrued acquisition costs	-	-	(457)
Original investment reversal	-	-	(750)
In-process research and development acquired	-	-	34,311
Common stock issued for acquisitions	-	-	(31,217)
Cash paid for acquisitions	$-	$-	$4,058

See notes to financial statements

CAPSTONE THERAPEUTICS CORP.
(Formerly OrthoLogic Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Capstone is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  We were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).

On October 13, 2011, the Board of Directors of the Company adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from eighteen to four employees.

On January 20, 2012, we announced additional steps we have taken to preserve cash and move towards winding down operations while we continue efforts to create shareholder value through a development partnership or other strategic transactions.

•
We will cease clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.

•
We will cease all activities related to the development of TP508, our other drug candidate, and return the patent and other intellectual property we own related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  Following the return of the intellectual property, we will no longer have any interest in or rights to TP508.

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring, and treatment of pulmonary fibrosis.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery in 2011.  We have an exclusive worldwide license to AZX100. We are currently focused on development partnering or licensing opportunities for AZX100.

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) cytokine modulation resulting in an anti-inflammatory effect; 3) inhibiting apoptosis (programmed cell death); and 4) promoting angiogenesis and revascularization.  It may have therapeutic value in diseases associated with endothelial dysfunction.  We have primarily investigated Chrysalin in two indications, fracture repair and diabetic foot ulcer healing.  Effective January 17, 2012, we ceased all activities related to the development of Chrysalin.

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

Our development activities for AZX100 and Chrysalin represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2011, we have incurred $146 million in net losses as a development stage company.

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

Basis of presentation and Management’s Plans.  The accompanying financials statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As discussed above, the Company has significantly curtailed its research and development operating activities.  The Company has announced that it is in “wind down” mode, meaning that it is not currently planning to initiate any additional human clinical trials.  Accordingly, the Company has reduced its employee count from 18 in October 2011 to four as of December 31, 2011.  The remaining employees are focused on completing necessary regulatory and statutory requirements related to prior human clinical studies, as well as maintaining compliance with all SEC/public company reporting requirements.  The board of directors effected this reduction in force to preserve the Company’s cash asset for the benefit of its shareholders.  Relating to future corporate strategy, the duration and timing of resolution of the qui tam lawsuit could effect the board’s decision relating to: (a) engaging in a strategic/merger transaction; (b) a restart of clinical operations based on a corporate partnering event or other shareholder support for renewing clinical studies; and (c) a liquidating distribution to the shareholders.  This uncertainty relating to corporate strategy results in substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2010, the uncertainty with regards to the exercise of the put rights (see Note 10) raised substantial doubt about the Company’s ability to continue as a going concern as the exercise of all, or a substantial amount, of the put rights could have resulted in the utilization of a significant amount of the Company’s financial resources and/or result in a liquidation of the Company.  The December 31, 2010 financial statements do not include any adjustments that may have resulted from the outcome of this uncertainty. Based on the disclosures included in this and the Quarterly Report on Form 10-Q for the period ended March 31, 2011 (see Note 10), the uncertainty with regards to the exercise of the put rights no longer raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and investments purchased with an original or remaining maturity of three months or less when acquired.

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

Research and development expenses.  Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain payments regarding the clinical testing of Chrysalin and AZX100.  Research and development costs are generally expensed when incurred.  Nonrefundable advance payments are capitalized and recorded as expense when the respective product or service is delivered.

Accrued Clinical.  Accrued clinical represents the liability recorded on a per subject basis of the costs incurred for our human clinical trials.  Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the subject. We had no active clinical trials at December 31, 2011.  Our Phase 1a and Phase 1b clinical trials for AZX100 in dermal scarring were both commenced and completed during 2008. In the first quarter of 2009, we commenced Phase 2 clinical trials for AZX100 in keloid scar revision and dermal scarring following shoulder surgery.  In 2010, we completed our Phase 2 clinical trials in keloid scar revision and in 2011 we completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.

Stock-based compensation.  At December 31, 2005, we had two stock-based employee compensation plans described more fully in Note 5.  Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Stock-based employee compensation cost was normally not recognized, as all options granted under our stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, now ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each grant is estimated on the date of grant using a valuation model that meets certain requirements.  Until May 21, 2010 and subsequent to June 30, 2011 (as further discussed below) we used the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model was affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and an expected dividend yield.  We used our historical volatility as adjusted for future expectations. The expected life of the stock options was based on historical data and future expectations of when the awards will be exercised.  The risk-free interest rate assumption was based on observed interest rates with durations consistent with the expected terms of our stock options.  The dividend yield assumption was based on our history and expectation of dividend payouts.  The fair value of our restricted stock units was based on the fair market value of our common stock on the date of grant.  We evaluated the assumptions used to value our share-based payment awards on a quarterly basis.  For non-employees, expense was recognized as the service was provided and when performance was complete in accordance with ASC Topic 505 – 550 “Equity-Based Payments to Non-Employees.”

Stock-based compensation expense recognized in our financial statements in 2006 through May 21, 2010 and subsequent to June 30, 2011 was based on awards that were ultimately expected to vest.  We recognized compensation cost for an award with only service conditions that had a graded vesting schedule on a straight line basis over the requisite service period as if the award was, in-substance, a multiple award.  However, the amount of compensation cost recognized at any date was at least equal to the portion of grant-date fair value of the award that was vested at that date.  The amount of stock-based compensation expense in 2006 through May 21, 2010 and subsequent to June 30, 2011, was reduced for estimated forfeitures.  Forfeitures were required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

Concurrent with the issuance of the put rights (as discussed further at Note 10), all of the Company’s vested and outstanding share-based payments awards were required to be accounted for as liability awards.  ASC 718 requires liability classified share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recorded at fair value as of the grant date and re-measured at each reporting period with subsequent changes charged to operations.   At December 31, 2010, the fair value of liability classified stock option awards is calculated utilizing the Black-Scholes option pricing model as probability weighted for potential put right outcomes.  The valuation model utilizes inputs including expected volatility, expected life, risk-free interest rate, expected dividends and probability weighting (Level 3 inputs).  We use the historical volatility adjusted for future expectations.  The expected life is based on the remaining contractual life of the awards.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our awards.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The probability-weighting is based on expectations as to the outcome of the exercise of the put rights.  The fair value of restricted stock awards classified as liabilities are calculated using the then estimated put price determined as defined in our Certificate of Incorporation. To the extent that we granted additional equity securities to employees, our stock-based compensation expense was increased by the additional compensation resulting from those additional grants, but continued to be recorded as a liability and re-measured at each reporting period. Upon expiration of the put rights on June 30, 2011, the remaining share-based payment awards liability was reclassified to stockholders’ equity.

During the years ended December 31, 2011 and 2010, the Level 3 activity related to the Company’s liability classified share-based payment awards was not material.

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

The Company recorded stock-based compensation of $159,000 in 2011 and $275,000 in 2010, which increased the net loss.  Loss per weighted average basic and diluted shares outstanding increased by $0.01 per share in 2011 and $0.01 per share in 2010 due to stock-based compensation.

 Loss per common share.  In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the year ended December 31, 2011, no shares were determined to be outstanding and excluded from the calculation of diluted loss per share because they were anti-dilutive.  At December 31, 2011, options and warrants to purchase 3,536,630 shares of our common stock, at exercise prices ranging from $0.42 to $7.83 per share, were outstanding.

Income Taxes.  Under ASC Topic 740 “Income Taxes” (“ASC 740”), income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities.  We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized.  Pursuant to ASC 740, we have determined that the deferred tax assets at December 31, 2011 require a full valuation allowance given that it is not “more-likely-than-not” that the assets will be recovered.

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

Based on our evaluation upon the adoption of ASC 740 on January 1, 2007 and in accordance with ASC 740, the Company recognized a cumulative-effect adjustment of $363,000 at January 1, 2007, increasing its liability for unrecognized tax benefits, interest, and penalties and increasing accumulated deficit.  Subsequent to adoption of ASC 740, each period we evaluate the tax years that remain open for assessment for federal and state tax purposes.  At December 31, 2011, tax years 2007 through 2011 remain open.

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

We may, from time-to-time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011 and 2010, the Company did not recognize a material amount in interest and penalties.

Put rights: The put rights were considered embedded equity derivatives within our common stock under derivatives accounting standards.  The fair value of the put rights has been bifurcated from the value of our potentially redeemable equity and we recognized subsequent changes in the fair value of the put rights within the statement of operations.  At December 31, 2010, the value of the bifurcated put right liability was not material.  The put rights expired on June 30, 2011.

2.             INVESTMENTS

At December 31, 2011 and December 31, 2010, investments were classified as held-to-maturity securities, as we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.  Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently or other-than-temporarily impaired in value.

As of December 31, 2011 and 2010, all investments were in investments with maturities less than 90 days and are included in cash and cash equivalents.

3.             FURNITURE AND EQUIPMENT

The components of furniture and equipment at December 31 are as follows (in thousands):

	December 31,
	2011	2010
Machinery and equipment	$1,215	$1,196
Furniture and fixtures	69	69
Leasehold improvements	36	36
	1,320	1,301
Less accumulated depreciation and amortization	(1,160)	(1,043)
Total	$160	$258

Depreciation and leasehold improvement amortization expenses for the years ended December 31, 2011 and 2010, and for the period of August 5, 2004 through December 31, 2011 were $117,000, $135,000 and $1,316,000, respectively.

4.             INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2011	2010
Accruals and reserves	$2	$78
Valuation allowance	(2)	(78)
Total current	-	-
NOL, AMT and general business credit carry forwards	53,801	50,698
Difference in basis of fixed assets	93	81
Accruals and reserves	898	888
Difference in basis of intangibles	443	460
Valuation allowance	(55,235)	(52,127)
Total non current	-	-
Total deferred income taxes	$-	$-

ASC 740 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period-to-period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $55 million and $52 million at December 31, 2011 and 2010, respectively.  The valuation allowance at both 2011 and 2010 includes approximately $2.7 million for net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital.  The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

The components of the income tax provision (benefit) are as follows (in thousands):

			As a
			Development
			Stage Company
	Years Ended December 31		August 5, 2004 -
	2011	2010	December 31, 2011
Provision (benefit) for income taxes
Current	$(158)	$(181)	$(2,461)
Deferred	-	-	1,106
Income tax provision (benefit)	$(158)	$(181)	$(1,355)

The 2011 and 2010 income tax benefits result from Arizona state income tax legislation passed in 2010 that provides for the refund of seventy five percent of the 2011 and 2010 Arizona state research and development tax credit for entities that would otherwise not be able to utilize their 2011 and 2010 Arizona research and development tax credits to reduce 2011 or 2010 Arizona state income taxes currently payable.

The results of the Company’s Phase 3 Chrysalin fracture repair human clinical trial, which were received in 2006, resulted in a change in our planned clinical pathway and timeline for our Chrysalin fracture repair indication.  This change, when factored with our current significant net operating loss carryforwards and current period net loss, resulted in a revision of our estimate of the need for a valuation allowance for the previously recorded deferred tax asset related to an AMT credit carryover from tax year 2003.  Due to the uncertainty that the deferred tax asset would be realized, we recorded a valuation allowance for the full amount of the deferred tax asset ($1,106,000) at December 31, 2006. Federal tax legislation enacted in the fourth quarter of 2009, allowed for the carryback of net operating losses incurred in 2008 to the 2003 tax year and eliminated for 2003, the AMT limit on use of more than 90% of a net operating loss to offset currently taxable income.  This change generated a refund of $1,009,000 for the AMT tax paid for tax year 2003 and a reversal of the previously established valuation allowance for the 2003 AMT credit and was recorded in income taxes at December 31, 2009.

We have accumulated approximately $134 million in federal and $56 million in state net operating loss carryforwards (“NOLs”) and approximately $5 million of research and development and alternative minimum tax credit carryforwards.  The federal NOLs expire between 2023 and 2031.  The Arizona state NOL’s expire between 2012 and 2016.  The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

The AzERx and CBI acquisitions were treated as tax free reorganizations under Internal Revenue Code Section 368 and therefore resulted in a carryover basis and no income tax benefit for the related acquisition costs, including in-process research and development costs.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2011 and 2010 and for the period of August 5, 2004 through December 31, 2011 (in thousands):

			As a
			Development
			Stage Company
	Years Ended December 31		August 5, 2004 -
	2011	2010	December 31, 2011
Income tax provision (benefit) at statutory rate	$(3,356)	$(3,758)	$(50,981)
State income taxes	(454)	(508)	(5,793)
Purchased in-process research and development	-	-	12,533
Research credits	(366)	(408)	(5,947)
Change in uncertain tax position reserve	-	-	(363)
Expiration of state NOL	867	914	3,031
Other	118	171	1,549
Change in valuation allowance	3,033	3,408	44,616
Net provision (benefit)	$(158)	$(181)	$(1,355)

5.         STOCKHOLDERS’ EQUITY

The number of common shares reserved for issuance under the OrthoLogic 1987 option plan was 4,160,000 shares. This plan expired during October 1997.  In May 1997, our stockholders adopted a new stock option plan (the “1997 Plan”).  The 1997 Plan reserved for issuance 1,040,000 shares of Common Stock.  Subsequent to its original adoption, the Board of Directors and stockholders approved amendments to the 1997 Plan that increased the number of shares of common stock reserved for issuance to 4,190,000.  The 1997 Plan expired in March 2007.  In May 2006, our stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and reserved 2,000,000 shares of our common stock for issuance.  In May 2009, our stockholders approved the reservation of an additional 1,250,000 shares of common stock for issuance under the 2005 Plan, which increased the total shares available for grant under the 2005 Plan to 3,250,000 shares.  At December 31, 2011, 258,024 shares remained available to grant under the 2005 Plan (the 1997 plan and the 2005 plan are collectively referred to as “The Plans”).  Two types of options may be granted under the Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code.  All eligible employees may receive more than one type of option.  Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

The Plans provide that in the event of a takeover or merger of the Company in which 100% of the equity of the Company is purchased or a sale of all or substantially all of the Company’s assets, 75% of all unvested employee options will vest immediately and the remaining 25% will vest over the following twelve month period.  If an employee or holder of stock options is terminated as a result of or subsequent to the acquisition, 100% of that individual’s stock option will vest immediately upon employment termination.

2011 Stock Options

On January 1, 2011, the Company granted each director a fully vested option to purchase 10,000 shares of the Company’s common stock with the exercise price determined by the closing market price on the date of grant ($0.58).  The options have a ten-year term.

On January 17, 2011, the Company granted options to employees to purchase 150,000 shares of the Company’s common stock with the exercise price determined by the closing market price on the date of grant ($0.67).  The options have a ten-year term and vest monthly over a two-year period.

We used the Black-Scholes model with the following assumptions to determine the total fair value of $75,000 for options to purchase 210,000 shares of our common stock granted during the three months ended March 31, 2011.

Three months ended
March 31, 2011
Risk free interest rate	2.0%
Volatility	70%
Expected term from vesting	4.0 Years
Dividend yield	0%

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

	Three months ended
	March 31, 2010	June 30, 2010
Risk free interest rate	2.3 - 2.7%	2.0%
Volatility	66%	66%
Expected term from vesting	3.9 Years	3.9 Years
Dividend yield	0%	0%

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

Summary

Non-cash stock compensation cost for the year ended December 31, 2011, totaled $159,000.  In the Statements of Operations for the year ended December 31, 2011, non-cash stock compensation expense of $138,000 was recorded as general and administrative expense and $21,000 was recorded as research and development expense.

Non-cash stock compensation cost for the year ended December 31, 2010, totaled $275,000.  In the Statements of Operations for the year ended December 31, 2010, non-cash stock compensation expense of $228,000 was recorded as a general and administrative expense and $47,000 was recorded as a research and development expense.

No options were exercised in the years ended December 31, 2011 and 2010.

At December 31, 2011, the remaining unamortized non-cash stock compensation costs totaled approximately $10,000, which will be recognized ratably over the period ending December 31, 2015, with an estimated weighted average period of one year.

A summary of option activity under our stock option plans for the years ended December 31, 2011 and 2010 is as follows:

	2011			2010
			Weighted
		Weighted	average		Weighted
		average	remaining		average
	Number of	exercise	contractual term	Number of	exercise
	Options	price	(years)	Options	price

Options outstanding at the beginning of the year:	3,610,173	$2.32		3,342,523	$2.52
Granted	210,000	$0.64		464,000	$0.79
Exercised	-			-
Expired / Forfeited	(447,672)	$3.33		(196,350)	$2.08
Outstanding at end of year	3,372,501	$2.08	4.99	3,610,173	$2.32
Options exercisable at year-end	3,284,426	$2.12	4.97	3,277,541	$2.48
Options vested and expected to vest at year end	3,352,886	$2.09	4.90	3,610,173	$2.32

On January 17, 2011, the Board of Directors of the Company granted John M. Holliman 50,000 shares of restricted common stock which vest January 17, 2012.  The Company had no unvested common stock share awards as of December 31, 2010, and no common stock share award activity during the year ended December 31, 2010.

It is the Company’s policy to issue options from stockholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of stockholder approved plans.  The options granted to employees under stockholder approved incentive plans have a ten-year term and vest over a two to four-year period of service.  All stock options are granted with an exercise price equal to the current market value on the date of grant and, accordingly, stock options have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at December 31, 2011 of $0.26, stock options exercisable or expected to vest at December 31, 2011, have no intrinsic value.

Warrants

At December 31, 2011 and 2010, the Company has fully vested warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and fully vested warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016. The Company’s outstanding warrants were accounted for as liabilities until June 30, 2011 (date Put Rights expired – See Note 10) as they are indexed to the Company’s common stock, the redemption for which is outside the control of the Company as a result of the issuance of the put rights.  No warrants were exercised during the years ended December 31, 2011 or 2010.

6.             COMMITMENTS

During 1998 through 2007, we were obligated under a non-cancelable operating lease agreement for a Tempe, Arizona office and research facility.  Rent expense for the years ended December 31, 2011 and 2010, and for the period of August 5, 2004 through December 31, 2011 was $263,000, $263,000 and $4,832,000, respectively.  We subleased portions of the Tempe facility to other tenants and approximately 45% of the Tempe facility was subleased through December 2007, which offset our lease expense.  The Company recorded $2,299,000 of sublease income for the period of August 5, 2004 through December 31, 2007.  The Company had no sublease income in the years subsequent to 2007.

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

7.             401(K) PLAN

We adopted a 401(k) plan for our employees on July 1, 1993.  We may make matching contributions to the plan on behalf of all plan participants, the amount of which is determined by the Board of Directors. We matched approximately $32,000 in 2010. There was no 401(k) Company contribution in 2011.

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

On June 6, 2011, our Board of Directors approved the Second Amendment to the Rights Agreement to extend the expiration date of the Rights Agreement from June 19, 2011 to June 19, 2012.

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

As stated above, the Company's obligation to purchase shares upon exercise of the put rights was subject to various conditions.  One condition was that such purchases would not violate applicable law, including Section 160 of the Delaware General Corporation Law (DGCL) relating to distributions to stockholders or share repurchases that may impair capital.  Because the pending qui tam litigation described in Note11 below seeks potentially significant damages that, if awarded, could exceed the financial resources of the Company, the pendency of this claim at the time of share repurchases or distributions to stockholders could cause a violation of Section 160 of the DGCL and the Uniform Fraudulent Transfer Act.

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

11.           CONTINGENCY – LEGAL PROCEEDINGS

In April 2009, we became aware of a qui tam complaint that was filed under seal by Jeffrey J. Bierman as Relator/Plaintiff on March 28, 2005 in the United States District Court for the District of Massachusetts against OrthoLogic and other companies that allegedly manufactured bone growth stimulation devices, including Orthofix International N.V., Orthofix, Inc., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc.  By order entered on March 24, 2009, the court unsealed the amended complaint.  The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices.  The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business.  The Relator/Plaintiff is seeking civil penalties under various state and federal laws, as well as treble damages, which, in the aggregate could exceed the financial resources of the Company.

The United States Government declined to intervene or participate in the case.  On September 4, 2009, the Relator/Plaintiff served the amended complaint on the Company.  We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date.  We intend, in conjunction with the other defendants, to defend this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws.  On December 4, 2009, the Company, in conjunction with the other defendants, moved to dismiss the amended complaint with prejudice.  In response to that motion, Relator/Plaintiff filed a second amended complaint.  On August 17, 2010, the Company, in conjunction with the other defendants, moved to dismiss the second amended complaint with prejudice.  That motion was denied by the court on December 8, 2010.  On January 28, 2011, we, in conjunction with the other defendants, filed our answer to the second amended complaint.  No trial date has been set.  Discovery in the case is now open.

Based upon the currently available information, we believe that the ultimate resolution of this matter will not have a material effect on our financial position, liquidity or results of operations.  However, because of many questions of law and facts that may arise, the outcome of this litigation is uncertain.  If we are unable to successfully defer or otherwise dispose of this litigation, and the Relator/Plaintiff is awarded the damages sought, the litigation would have a material adverse effect on our financial position, liquidity and results of operations and we would not be able to continue our business as it is presently conducted.

12.           STAFF REDUCTIONS

On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  Included in the actions taken, was the termination of the employment of John M. Holliman, III, Executive Chairman, Randolph C. Steer, MD, Ph.D., President and Dana B. Shinbaum, Vice President, Business Development.  Each of these individuals will continue in their prior roles as consultants, rather than as employees and Les M. Taeger, Chief Financial Officer and Senior Vice President, will continue as an employee, but all will be at consulting/salary rates reflecting substantial reductions in compensation. All of these officers had also been eligible for an annual bonus based on individual and Company performance goals of up to 40% of their base compensation.  The Board’s actions included termination of the Company bonus plan.

Severance payments authorized by the Board related to changes in employment and compensation totaled approximately $1,700,000, of which approximately $1,362,000 were required by employment agreements.  Most severance payments occurred in the fourth quarter of 2011.  No amounts related to the severance were accrued as of December 31, 2011.