Form 10-Q
period 2012-03-31
Capstone Therapeutics Corp.
filed 2012-05-10
CIK 887151

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________	to ____________________

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 101, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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
40,885,411 shares of common stock outstanding as of April 30, 2012

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Forward Looking Statements

           We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Annual Report for the year ended December 31, 2011, include, but are not limited to:

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,117	$13,778
Other current assets	532	758
Total current assets	13,649	14,536

Furniture and equipment, net	136	160
Total assets	$13,785	$14,696

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$144	$77
Accrued compensation	10	13
Other accrued liabilities	2	29
Total current liabilities	156	119

Stockholders' Equity

Common Stock $.0005 par value; 100,000,000 shares authorized; 40,885,411 shares in 2012 and 40,775,411shares in 2011 issued and outstanding	20	20
Additional paid-in capital	189,102	189,074
Accumulated deficit ($147,731 at March 31, 2012 and $146,755 at December 31, 2011, accumulated during development stage period)	(175,493)	(174,517)
Total stockholders' equity	13,629	14,577
Total liabilities and stockholders' equity	$13,785	$14,696

See notes to unaudited condensed financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

			As a Development
	Three months ended		Stage Company
	March 31,		August 5, 2004 -
	2012	2011	March 31, 2012
OPERATING EXPENSES
General and administrative	$424	$1,165	$30,146
Research and development	556	2,082	100,605
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	980	3,247	164,687
Interest and other income, net	(4)	(10)	(13,762)
Loss from continuing operations before taxes	976	3,237	150,925
Income tax benefit	-	-	(1,355)
Loss from continuing operations	976	3,237	149,570
Discontinued operations - net gain on sale of the bone device business, net of taxes of $267	-	-	(2,202)
NET LOSS	$976	$3,237	$147,368

Per Share Information:
Net loss, basic and diluted	$0.02	$0.08
Basic and diluted shares outstanding	40,865	40,775

See notes to unaudited condensed financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Three months ended		Stage Company
	March 31,		August 5, 2004 -
	2012	2011	March 31, 2012
OPERATING ACTIVITIES
Net loss	$(976)	$(3,237)	$(147,368)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	24	32	3,966
Non-cash stock compensation	28	67	4,852
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	226	180	1,176
Accounts payable	67	386	(827)
Accrued liabilities	(30)	(175)	(3,005)
Cash flows used in operating activities	(661)	(2,747)	(108,423)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	-	(1,044)
Proceeds from sale of assets	-	-	7,000
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows provided by investing activities	-	-	59,186
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities			6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(661)	(2,747)	(42,290)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,778	24,387	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,117	$21,640	$13,117

Supplemental Disclosure of Non-Cash Investing Activities -			AzERx and CBI
AzERx/CBI Acquisitions:
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

 CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012

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

On January 20, 2012, we announced additional steps we have taken to preserve cash and move towards winding down operations while we continue efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.  Those steps included:

•
We ceased clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.

•
We ceased all activities related to the development of TP508, our other drug candidate, and returned the patent and other intellectual property we own related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  We no longer have any interest in or rights to TP508.

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring and treatment of pulmonary and peridural fibrosis.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery in 2011.  We have an exclusive worldwide license to AZX100.  In the first quarter of 2012 we ceased clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.  We are currently focused on development partnering or licensing opportunities for AZX100.
Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) cytokine modulation resulting in an anti-inflammatory effect; 3) inhibiting apoptosis (programmed cell death); and 4) promoting angiogenesis and revascularization.  It may have therapeutic value in diseases associated with endothelial dysfunction.  We primarily investigated Chrysalin in two indications, fracture repair and diabetic foot ulcer healing.  Effective January 17, 2012, we ceased all activities related to the development of Chrysalin.  We returned the intellectual property related to TP508 to the University of Texas Medical Branch in March 2012 and we no longer have any interest in or rights to TP508.

We remain a publicly-traded company, subject to the reporting requirements and other regulations of the Securities and Exchange Commission.

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

Our development activities for AZX100 and Chrysalin represented a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through March 31, 2012, we have incurred $147 million in net losses as a development stage company.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading.  These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Information presented as of December 31, 2011 is derived from audited financial statements.

As discussed above, the Company has significantly curtailed its research and development operating activities.  The Company has announced that it is in “wind down” mode, meaning that it is not currently planning to initiate any additional human clinical trials in dermal scar reduction with AZX100.  Accordingly, the Company reduced its employee count from 18 in October 2011 to four as of December 31, 2011.  The remaining employees are focused on completing necessary regulatory and statutory requirements related to prior human clinical studies, as well as maintaining compliance with all applicable public company reporting requirements.  The board of directors (also reduced from six to three members) effected this reduction in force to preserve the Company’s cash asset for the benefit of its shareholders.  Relating to future corporate strategy, the duration and timing of resolution of the qui tam lawsuit could affect our interest in or ability to: (a) engage in a strategic/merger transaction; (b) restart clinical operations based on a corporate partnering event or other shareholder support for renewing clinical studies; and (c) a liquidating distribution to the shareholders.  This uncertainty relating to corporate strategy results in substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note B, “Contingency – Legal Proceedings” in Notes to Financial Statements, the Company is subject to legal proceedings and claims that arise in the course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, if the qui tam legal matter is resolved against the Company in excess of management’s expectations, the Company’s financial statements could be materially adversely affected.

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the three month period ended March 31, 2012, no shares of common stock were determined to be outstanding during the period and excluded from the calculations of diluted loss per share because they would be anti-dilutive.  At March 31, 2012, options and warrants to purchase 3,473,352 shares of our common stock, at exercise prices ranging from $0.26 to $7.83 per share, were outstanding.

A.   CASH AND CASH EQUIVALENTS

At March 31, 2012 and December 31, 2011, cash and cash equivalents included money market accounts and commercial paper with original maturities of less than 90 days.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and
               Results of Operations.

The following is management’s discussion of significant events in the three-month period ended March 31, 2012 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of the Business

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

On January 20, 2012, we announced additional steps we have taken to preserve cash and move towards winding down operations while we continue efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring and treatment of pulmonary and peridural fibrosis.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery in 2011.  We have an exclusive worldwide license to AZX100.   In the first quarter of 2012 we ceased clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.  We are currently focused on development partnering or licensing opportunities for AZX100.

Chrysalin (TP508), a novel synthetic 23-amino acid peptide, is believed to produce angiogenic and other tissue repair effects in part by 1) activating or upregulating endothelial nitric oxide synthase (eNOS); 2) cytokine modulation resulting in an anti-inflammatory effect; 3) inhibiting apoptosis (programmed cell death); and 4) promoting angiogenesis and revascularization.  It may have therapeutic value in diseases associated with endothelial dysfunction.  We primarily investigated Chrysalin in two indications, fracture repair and diabetic foot ulcer healing.  Effective January 17, 2012, we ceased all activities related to the development of Chrysalin.  We returned the intellectual property related to TP508 to the University of Texas Medical Branch in March 2012 and we no longer have any interest in or rights to TP508.

We remain a publicly-traded company, subject to the reporting requirements and other regulations of the Securities and Exchange Commission.

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2012, for the year ended December 31, 2011 are those that depend most heavily on these judgments and estimates.  As of March 31, 2012, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2011.

Results of Operations Comparing Three-Month Period Ended March 31, 2012 to the Corresponding Period in 2011.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $424,000 in the first quarter of 2012 compared to $1,165,000 in the first quarter of 2011.  The decline in administration expenses between periods resulted from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down operations.

Research and Development Expenses:  Research and development expenses were $556,000 for the first quarter of 2012 compared to $2,082,000 for the first quarter of 2011.  Our research and development expenses decreased in the first quarter of 2012 compared to the same period in 2011 primarily due to the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down operations.

Interest and Other Income, Net:  Interest and other income, net decreased from $10,000 in the first quarter of 2011 to $4,000 in the first quarter of 2012 due to the reduction in the amount available for investment and the shift to investments with maturities of ninety days or less.

Net Loss:  We incurred a net loss in the first quarter of 2012 of $1.0 million compared to a net loss of $3.2 million in the first quarter of 2011.  The decrease in the net loss for the first quarter of 2012 compared to the same period in 2011 resulted primarily from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down operations.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin and AZX100 product candidates.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010, we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation recorded in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000, of which $78,000 was received in 2010.  In 2011, we received an Arizona State income tax refund for the 2010 tax year of $181,000 and we expect to receive an additional Arizona State income tax refund of $158,000 in 2012 for the 2011 tax year.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period. At March 31, 2012, we had cash and cash equivalents of $13.1 million.

On October 13, 2011, our Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  The Company has attempted to retain the services of several former key employees through consulting agreements.

On January 20, 2012, we took additional actions to preserve cash and move towards winding down operations while we continue efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.  These additional actions included the following:

•
We ceased clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.

•
We ceased all activities related to the development of TP508, our other drug candidate, and returned the patent and other intellectual property we own related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  We no longer have any interest in or rights to TP508.

If we continue a plan to wind down operations in 2012, we currently estimate that we will expend between $2.5 to $3.0 million in 2012, excluding litigation costs related to the qui tam action, which cannot be estimated at this time and could be significant.  Currently our planned operations in 2012 consist of continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options to create shareholder value and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value and qui tam litigation activity.

We anticipate that our cash and short-term investments at March 31, 2012 will be sufficient to meet our presently projected cash and working capital requirements for the next year.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for AZX100 product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

Part II – Other Information

Item 1.   Legal Proceedings

Reference is made to Item 3. Legal Proceedings in our Form 10-K filed with the Securities and Exchange Commission on March 21, 2012 and to Note B in this Quarterly Report on Form 10-Q, which information is incorporated in this Item 1 by reference.

Item 1A.  Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.  Exhibits

See the Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP. (Registrant)

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	May 10, 2012
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2012

Capstone Therapeutics Corp.
(formerly OrthoLogic Corp.)
(the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2012

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