Form 10-Q
period 2012-06-30
Capstone Therapeutics Corp.
filed 2012-08-10
CIK 887151

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________	to ____________________

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 101, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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
40,885,411 shares of common stock outstanding as of July 31, 2012

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Forward Looking Statements

           We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Annual Report for the year ended December 31, 2011, include, but are not limited to:

•
the impact of our recently adopted plan to preserve cash during ongoing partnering efforts, including the reduction from eighteen employees to two employees and additional steps taken towards winding down internal operations;

•	unfavorable results of our product candidate development efforts;
•	unfavorable results of our pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to achieve market acceptance of our products;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA approval for our product candidates; and
•	effect of the ongoing qui tam litigation on our stock price, liquidity, and our ability to execute corporate or other transactions, or our ability to continue operations.

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,824	$13,778
Other current assets	200	758
Total current assets	13,024	14,536

Furniture and equipment, net	34	160
Total assets	$13,058	$14,696

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$81	$77
Accrued compensation	7	13
Other accrued liabilities	5	29
Total current liabilities	93	119

Stockholders' Equity

Common Stock $.0005 par value;	20	20
100,000,000 shares authorized; 40,885,411 shares in 2012
and 40,775,411shares in 2011 issued and outstanding
Additional paid-in capital	189,150	189,074
Accumulated deficit ($148,443 at June 30, 2012 and
$146,755 at December 31, 2011, accumulated during
development stage period)	(176,205)	(174,517)
Total stockholders' equity	12,965	14,577
Total liabilities
and stockholders' equity	$13,058	$14,696

See notes to unaudited condensed financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended June 30,		Six months ended June 30,		Stage Company
					August 5, 2004 -
	2012	2011	2012	2011	June 30, 2012

OPERATING EXPENSES
General and administrative	$393	$797	$817	$1,962	$30,539
Research and development	403	1,376	959	3,458	101,008
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	796	2,173	1,776	5,420	165,483

Interest and other income, net	(84)	(4)	(88)	(14)	(13,846)
Loss from continuing operations before taxes	712	2,169	1,688	5,406	151,637
Income tax benefit		-	-	-	(1,355)
Loss from continuing operations	712	2,169	1,688	5,406	150,282
Discontinued operations - net gain on sale of
the bone device business, net of taxes of $267	-	-	-	-	(2,202)
NET LOSS	$712	$2,169	$1,688	$5,406	$148,080
Per Share Information:
Net loss, basic and diluted	$0.02	$0.05	$0.04	$0.13
Basic and diluted shares outstanding	40,878	40,775	40,875	40,775

See notes to unaudited condensed financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Six months ended		Stage Company
	June 30,		August 5, 2004 -
	2012	2011	June 30, 2012
OPERATING ACTIVITIES
Net loss	$(1,688)	$(5,406)	$(148,080)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization, net of gain on sale	(44)	63	3,898
Non-cash stock compensation	76	107	4,900
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	558	473	1,508
Accounts payable	4	139	(890)
Accrued liabilities	(30)	(136)	(3,005)
Cash flows used in operating activities	(1,124)	(4,760)	(108,886)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	(19)	(1,044)
Proceeds from sale of assets	170	-	7,170
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent assignment rights	-	-	(650)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows (used in) provided by investing activities	170	(19)	59,356
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities			6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(954)	(4,779)	(42,583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,778	24,387	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,824	$19,608	$12,824

Supplemental Disclosure of Non-Cash Investing Activities -			AzERx and CBI
AzERx/CBI Acquisitions:
Current assets acquired			$29
Patents acquired			2,142
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Common stock issued for acquisition			(31,217)
Cash paid for acquisition			$4,058

See notes to unaudited condensed financial statements

 CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2012

OVERVIEW OF BUSINESS

Description of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).

On October 13, 2011, our Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from eighteen to four employees.

On January 20, 2012, we announced additional steps we took to preserve cash and move towards winding down internal operations while we continue efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.  Those steps included:

•
We ceased clinical development of AZX100, formerly our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.

•
We ceased all activities related to the development of TP508, our other drug candidate, and returned the patent and other intellectual property we own related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  We no longer have any interest in or rights to TP508.

On August 3, 2012, we entered into a joint venture (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (as an Orphan Drug). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.

Description of Prior and Current Peptide Drug Candidates.

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

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E binding domain that is avidly removed by heparin sulfate receptors in the liver. AEM-28 replicates the function of Apo E, and due to its small size, extends that function to LDL, which does not normally bind to the Apo E receptors on the liver. As a result, when AEM-28 is injected into the plasma, it associates with Apo B containing lipoproteins to facilitate their clearance into the liver by receptors specific for Apo E. Apo B lipoproteins (chylomicron remnants, VLDL, IDL and LDL) are proatherogenic and if elevated are associated with a significantly increased risk for cardiovascular disease. Since Apo B lipoproteins are the main substrates for the pathogenesis of atherosclerosis, lowering these lipoproteins is a major therapeutic strategy to prevent cardiovascular events.  The Apo E receptor mediated uptake of AEM-28 enriched lipoproteins has enhanced capacity to remove the Apo B lipoproteins compared to the LDL/Apo B receptors in the liver and is the principal receptor mediated mechanism for the removal of post-prandial lipoproteins. By attaching to LDL, AEM-28 may provide an alternative pathway for clearance of these lipoproteins beyond the traditional LDL/Apo B receptor. AEM-28 as an Apo E mimetic has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28 that is not shared by other biological therapies presently in clinical development.  For patients that lack LDL receptors (homozygous familial hypercholesterolemia, HoFH), AEM-28 may provide a therapeutic solution for this fatal orphan disease.  This potential beneficial effect of AEM-28 provides an opportunity for rapid regulatory approval for an orphan indication. For patients that have a deficiency of LDL-receptors due to heterozygous familial hypercholesterolemia (HeFH), many of these patients cannot achieve adequate LDL-c goals on existing therapy.  In summary, AEM-28 has a unique mechanism of action that may provide substantial reductions of all the atherogenic Apo B containing lipoproteins (VLDL, VLDL-R, IDL and LDL).  This profile may provide a significant clinical advantage over other therapies nearing regulatory approval for HoFH such as mipomersen (anti-sense Apo B) or lomitapide (MTP inhibitor).

----------------------

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

On November 26, 2003, we sold our Bone Device Business.  Our principal business remains focused on under-served medical conditions, although through biopharmaceutical approaches rather than through the use of medical devices.

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

Our development activities for AZX100 and Chrysalin represented a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through June 30, 2012, we have incurred $148 million in net losses as a development stage company.

On August 3, 2012, we entered into a joint venture (see Note C to the financial statements included in this quarterly report) to develop Apo E mimetic peptide molecule AEM-28 and analogs.

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

As discussed above, the Company has significantly curtailed its research and development operating activities for AZX100 and TP508.  The Company has announced that it is in “wind down” mode, meaning that it is not currently planning to initiate any additional human clinical trials in dermal scar reduction with AZX100.  Accordingly, the Company reduced its employee count from 18 in October 2011 to four as of December 31, 2011 and two as of June 30, 2012.  The remaining employees have been focused on completing necessary regulatory and statutory requirements related to prior human clinical studies, as well as maintaining compliance with all applicable public company reporting requirements.  The board of directors was also reduced from six to three members.  Relating to future corporate strategy, the duration and timing of resolution of the qui tam lawsuit could affect our interest in or ability to: (a) engage in a strategic/merger transaction; (b) restart clinical operations based on a corporate partnering event or other shareholder support for renewing clinical studies; and (c) make a liquidating distribution to the shareholders.  This uncertainty relating to corporate strategy resulted in substantial doubt about the Company’s ability to continue as a going concern.  Effective with the formation of the joint venture to develop Apo E mimetic peptide molecule AEM-28 and analogs, on August 3, 2012, the uncertainty related to corporate strategy no longer exists.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company intends to continue to operate under the reduced workforce model but will actively participate in the development of AEM-28 and analogs through the newly formed joint venture.

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

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the three and six month periods ended June 30, 2012, no shares of common stock were determined to be outstanding during the period and excluded from the calculations of diluted loss per share because they would be anti-dilutive.  At June 30, 2012, options and warrants to purchase 3,373,597 shares of our common stock, at exercise prices ranging from $0.17 to $7.83 per share, were outstanding.

A. CASH AND CASH EQUIVALENTS

At June 30, 2012 and December 31, 2011, cash and cash equivalents included money market accounts and commercial paper with original maturities of less than 90 days.

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

The United States Government declined to intervene or participate in the case.  On September 4, 2009, the Relator/Plaintiff served the amended complaint on the Company.  We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date.  We intend, in conjunction with the other defendants, to defend this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws.  On December 4, 2009, the Company, in conjunction with the other defendants, moved to dismiss the amended complaint with prejudice.  In response to that motion, Relator/Plaintiff filed a second amended complaint.  On August 17, 2010, the Company, in conjunction with the other defendants, moved to dismiss the second amended complaint with prejudice.  That motion was denied by the court on December 8, 2010.  On January 28, 2011, we, in conjunction with the other defendants, filed our answer to the second amended complaint.  No trial date has been set.  Discovery in the case has not yet begun.

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

C.  SUBSEQUENT EVENT – JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC
      PEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX LLC to form a joint venture, LipimetiX Development LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and analogs.  The Company will contribute $6 million, which includes $1 million for 600,000 voting common ownership units representing 60% ownership in JV, and $5 million for 5,000,000 non-voting preferred ownership units, which have preferential distribution rights.  The Contribution Agreement calls for initial funding of approximately $3.3 million and funding of the remaining approximately $2.7 million (held in escrow) upon milestone achievement of IND allowance by the FDA.

LipimetiX LLC will contribute to JV all intellectual property rights for Apo E mimetic molecules it owns and will assign its Exclusive License Agreement between the University of Alabama Birmingham Research Foundation (“UAB”) and LipimetiX LLC, for the UAB intellectual property related to Apo E mimetic molecules AEM-28 and analogs, in return for 400,000 common ownership units representing 40% ownership in JV and $370,000 in cash (for certain initial patent related costs and legal expenses).

LipimetiX LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UAB to commercialize UAB’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs. Benu is composed of Dennis Goldberg, Ph.D., Phillip M. Friden, Ph.D. and Eric M. Morrel, Ph.D.  The Exclusive License Agreement calls for a 3% royalty payment to UAB on Net Product Sales by the JV and includes other terms consistent with institutional intellectual property license agreements.

Concurrent with entering into the Contribution Agreement and the First Amendment and Consent to Assignment of Exclusive License Agreement between LipimetiX LLC, UAB and the Company, the Company and LipimetiX LLC entered into a Limited Liability Company Agreement for JV which establishes a Joint Development Committee (“JDC”) to manage JV development activities.  The JDC is composed of three members appointed by LipimetiX LLC and two members appointed by the Company.  Non-development JV decisions, including the issuance of new equity, incurrence of debt, entry into strategic transactions, licenses or development agreements, sales of assets and liquidation, will be decided by a majority vote of the common ownership units.

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions for a monthly fee of $10,000.

The financial position and results of operations of the joint venture will be presented on a consolidated basis with the financial position and results of operations of the Company.  The Company has no obligation to contribute additional funds to JV or to assume any JV liabilities or to provide a guarantee of either JV performance or any JV liability.

Item 2.   Management’s Discussion and Analysis of Financial Condition and
               Results of Operations.

The following is management’s discussion of significant events in the three and six month periods ended June 30, 2012 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of the Business

Capstone is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).

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

On August 3, 2012, we entered into a joint venture (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (as an Orphan Drug). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.

Description of Prior and Current Peptide Drug Candidates

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

Apo E Mimetic Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E binding domain that is avidly removed by heparin sulfate receptors in the liver. AEM-28 replicates the function of Apo E, and due to its small size, extends that function to LDL, which does not normally bind to the Apo E receptors on the liver. As a result, when AEM-28 is injected into the plasma, it associates with Apo B containing lipoproteins to facilitate their clearance into the liver by receptors specific for Apo E. Apo B lipoproteins (chylomicron remnants, VLDL, IDL and LDL) are proatherogenic and if elevated are associated with a significantly increased risk for cardiovascular disease. Since Apo B lipoproteins are the main substrates for the pathogenesis of atherosclerosis, lowering these lipoproteins is a major therapeutic strategy to prevent cardiovascular events.  The Apo E receptor mediated uptake of AEM-28 enriched lipoproteins has enhanced capacity to remove the Apo B lipoproteins compared to the LDL/Apo B receptors in the liver and is the principal receptor mediated mechanism for the removal of post-prandial lipoproteins. By attaching to LDL, AEM-28 may provide an alternative pathway for clearance of these lipoproteins beyond the traditional LDL/Apo B receptor. AEM-28 as an Apo E mimetic has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28 that is not shared by other biological therapies presently in clinical development.  For patients that lack LDL receptors (homozygous familial hypercholesterolemia or HoFH), AEM-28 may provide a therapeutic solution. This potential beneficial effect of AEM-28 for patients suffering from HoHF, which is a fatal disease, provides an opportunity for rapid regulatory approval for an orphan indication. For patients that have a deficiency of LDL-receptors due to heterozygous familial hypercholesterolemia (HeFH), many of these patients cannot achieve adequate LDL-c goals on existing therapy.  In summary, AEM-28 has a unique mechanism of action that may provide substantial reductions of all the atherogenic Apo B containing lipoproteins (VLDL, VLDL-R, IDL and LDL).  This profile may provide a significant clinical advantage over other therapies nearing regulatory approval for HoFH such as mipomersen (anti-sense Apo B) or lomitapide (MTP inhibitor).

---------------------------------

We remain a publicly-traded company, subject to the reporting requirements and other regulations of the Securities and Exchange Commission.

Critical Accounting Policies

             Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2012, for the year ended December 31, 2011 are those that depend most heavily on these judgments and estimates.  As of June 30, 2012, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2011.

Results of Operations Comparing Three-Month Period Ended June 30, 2012 to the Corresponding Period in 2011.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $393,000 in the second quarter of 2012 compared to $797,000 in the second quarter of 2011.  The decline in administration expenses between periods resulted from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.

Research and Development Expenses:  Research and development expenses were $403,000 for the second quarter of 2012 compared to $1,376,000 for the second quarter of 2011.  Our research and development expenses decreased in the second quarter of 2012 compared to the same period in 2011 primarily due to the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.

Interest and Other Income, Net:  Interest and other income, net increased from $4,000 in the second quarter of 2011 to $84,000 in the second quarter of 2012 due to the recognition of a $80,000 gain on the sale of lab equipment in the second quarter of 2012.

Net Loss:  We incurred a net loss in the second quarter of 2012 of $0.7 million compared to a net loss of $2.2 million in the second quarter of 2011.  The decrease in the net loss for the second quarter of 2012 compared to the same period in 2011 resulted primarily from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.

Results of Operations Comparing Six-Month Period Ended June 30, 2012 to the Corresponding Period in 2011.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $817,000 in the first six months of 2012 compared to $1,962,000 in the first six months of 2011.  The decline in administration expenses between periods resulted from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.

Research and Development Expenses:  Research and development expenses were $959,000 for the first six months of 2012 compared to $3,458,000 for the first six months of 2011.  Our research and development expenses decreased in the first six months of 2012 compared to the same period in 2011 primarily due to the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.

Interest and Other Income, Net:  Interest and other income, net increased from $14,000 in the first six months of 2011 to $88,000 in the first six months of 2012 due to the recognition of a $80,000 gain on the sale of lab equipment in the second quarter of 2012.

Net Loss:  We incurred a net loss in the first six months of 2012 of $1.7 million compared to a net loss of $5.4 million in the first six months of 2011.  The decrease in the net loss for the first six months of 2012 compared to the same period in 2011 resulted primarily from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin and AZX100 product candidates.  We received approximately $93.0 million in cash from the sale of our Bone Device Business.  On December 1, 2005, we received the additional $7.2 million, including interest, from the escrow balance related to the sale of the Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010, we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation recorded in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000, of which $78,000 was received in 2010.  In 2011, we received an Arizona State income tax refund for the 2010 tax year of $181,000 and we received an additional Arizona State income tax refund of $158,000 in 2012 for the 2011 tax year.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period and $170,000 from the sale of lab equipment in the second quarter of 2012. At June 30, 2012, we had cash and cash equivalents of $12.8 million.

On October 13, 2011, our Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  The Company has attempted to retain the services of several former key employees through consulting agreements.

On January 20, 2012, we took additional actions to preserve cash and move towards winding down internal operations while we continued efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.  These additional actions included the following:

•
We ceased clinical development of AZX100, formerly our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.

•
We ceased all activities related to the development of TP508, our other drug candidate, and returned the patent and other intellectual property we own related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  We no longer have any interest in or rights to TP508.

On August 3, 2012, we entered into a joint venture (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (as an Orphan Drug). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.

If we continue a plan to wind down internal operations in 2012, we currently estimate that we will expend in the range of $2.5 million in 2012, excluding our contribution of $6 million to LipimetiX Development LLC and litigation costs related to the qui tam action, which cannot be estimated at this time and could be significant.  Currently our planned operations in 2012 consist of continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value with AZX100, LipimetiX Development LLC operations and qui tam litigation activity.

We anticipate that our cash and short-term investments at June 30, 2012 will be sufficient to meet our presently projected cash and working capital requirements for the next year.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

Part II – Other Information

Item 1.   Legal Proceedings

Reference is made to Item 3. Legal Proceedings in our Form 10-K filed with the Securities and Exchange Commission on March 21, 2012 and to Note B in this report, which information is incorporated in this Item 1 by reference.

Item 1A.  Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

The development of Apo E mimetic peptide molecule AEM-28 and analogs by LipimetiX Development LLC may not result in a liquidity event or a liquidity event, if one occurs, may be insufficient in size and our investment in LipimetiX Development LLC may not be recovered.

On August 3, 2012, we entered into a joint venture with LipimetiX LLC to develop the Apo E mimetic molecule AEM-28 and analogs and we agreed to contribute $6 million to the joint venture. Our cash contribution to the joint venture represents a substantial proportion of our available cash.

The initial funded development plan will be focused on the development of treatments for Homozygous Familial Hyperlipidemia and Refractory Hypercholesterolemia, is dependent on receipt of Orphan Drug designation for Homozygous Familial Hypercholesterolemia by the FDA, and will extend through Phase 1a and 1b/2a clinical trials. There is no assurance that AEM-28 will receive Orphan Drug designation for Homozygous Familial Hyperlipidemia.  If Orphan Drug designation is not received or if our planned pre-clinical studies or clinical  trials do not yield favorable results, the joint venture development efforts will not be successful and we may not recover our investment. Even if our development efforts are successful, a liquidity event, if any, may be insufficient in size to recover our investment.

Item 6.  Exhibits

See the Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	August 10, 2012
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2012

Capstone Therapeutics Corp.
 (the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2012

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith
10.1

Contribution Agreement by and among LipimetiX, LLC, Capstone Therapeutics Corp., LipimetiX Development, LLC, The UAB Research Foundation, Dennis I. Goldberg, Ph.D. (“Goldberg”), Philip M. Friden, Ph.D., Eric Morrell, Ph.D., G. M. Anantharamaiah, Ph.D. and Palgunachari Mayakonda, Ph.D., Frederick Meyer, Ph.D., Michael Webb, and Jeffrey Elton, Ph.D., effective as of August 3, 2012.

X
10.2
Limited Liability Company Agreement of LipimetiX Development, LLC, by and among LipimetiX Development, LLC, Capstone Therapeutics Corp., and the other members and managers party thereto, effective as of August 3, 2012.

X
10.3	First Amendment and Consent to Assignment of Exclusive License Agreement by and among The UAB Research Foundation, LipimetiX, LLC and LipimetiX Development, LLC, dated as of August 3, 2012.		X
10.4	Management Agreement by and among LipimetiX Development, LLC, Benu BioPharma, Inc., Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D., effective as of August 3, 2012.		X

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith
10.5	Accounting Services Agreement by and among LipimetiX Development, LLC and Capstone Therapeutics Corp., effective as of August 3, 2012.		X
10.6	Escrow Agreement by and among Capstone Therapeutics Corp., LipimetiX Development, LLC dated as of August 3, 2012		X
10.7	Exclusive License Agreement between the UAB Research Foundation and LipimetiX LLC dated August 26, 2011		X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended		X
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2012, filed with the SEC on August 10, 2012  formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011 and the ninety five months ended June 30, 2012, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the ninety five months ended June 30, 2012, and (iv) Notes to Unaudited Condensed Financial Statements. *

* Furnished herewith