Form 10-Q
period 2012-09-30
Capstone Therapeutics Corp.
filed 2012-11-08
CIK 887151

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
[x] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ (do not check if a smaller reporting company)    Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
40,885,411 shares of common stock outstanding as of October 31, 2012

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)

EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 101

Forward Looking Statements

           We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Form 10-K for the year ended December 31, 2011, include, but are not limited to:

•	the impact of our recently adopted plan to preserve cash, including the reduction from eighteen employees to two employees and additional steps taken towards a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy, including failure of AEM-28 to obtain Orphan Drug designation;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA approval for product candidates; and
•	effect of the ongoing qui tam litigation on our stock price, liquidity, and our ability to execute corporate or other transactions, or our ability to continue operations.

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September, 30	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, $4,976 reserved at September 30, 2012	$11,355	$13,778
Other current assets	330	758
Total current assets	11,685	14,536

Patent license rights, net	1,019	-
Furniture and equipment, net	28	160
Total assets	$12,732	$14,696

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$209	$77
Accrued compensation	1	13
Other accrued liabilities	4	29
Total current liabilities	214	119

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	20	20
100,000,000 shares authorized; 40,885,411 shares in 2012
and 40,775,411shares in 2011 issued and outstanding
Additional paid-in capital	189,178	189,074
Accumulated deficit ($149,395 at September 30, 2012 and
$146,755 at December 31, 2011, accumulated during
development stage period)	(177,157)	(174,517)
Total Capstone Therapeutics Corp. stockholders' equity	12,041	14,577
Noncontrolling interest	477	-
Total equity	12,518	14,577

Total liabilities and equity	$12,732	$14,696

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended September 30,		Nine months ended September 30,		Stage Company
					August 5, 2004 -
	2012	2011	2012	2011	September 30, 2012

OPERATING EXPENSES
General and administrative	$480	$391	$1,297	$2,354	$31,019
Research and development	667	1,226	1,626	4,684	101,675
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	1,147	1,617	2,923	7,038	166,630

Interest and other income, net	(5)	(2)	(93)	(16)	(13,851)
Loss from continuing operations before taxes	1,142	1,615	2,830	7,022	152,779
Income tax benefit		-	-	-	(1,355)
Loss from continuing operations	1,142	1,615	2,830	7,022	151,424
Discontinued operations - net gain on sale of
the bone device business, net of taxes of $267	-	-	-	-	(2,202)
Net Loss	1,142	1,615	2,830	7,022	149,222

Less: Net Loss attributable to the noncontrolling
interest	(191)	-	(191)	-	(191)
Net Loss attributable to Capstone Therapeutics
Corp. stockholders	$951	$1,615	$2,639	$7,022	$149,031
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutics Corp. stockholders	$0.02	$0.04	$0.06	$0.17
Basic and diluted shares outstanding	40,885	40,775	40,879	40,775

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Nine months ended		Stage Company
	September 30,		August 5, 2004 -
	2012	2011	September 30, 2012
OPERATING ACTIVITIES
Net loss	$(2,830)	$(7,022)	$(149,222)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization, net of gain on sale	(14)	90	3,928
Non-cash stock compensation	104	133	4,928
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	428	434	1,378
Accounts payable	132	91	(762)
Accrued liabilities	(37)	(486)	(3,012)
Cash flows used in operating activities	(2,217)	(6,760)	(109,979)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	(19)	(1,044)
Proceeds from sale of assets	172	-	7,172
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent rights	(378)	-	(1,028)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows (used in) provided by investing activities	(206)	(19)	58,980
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities			6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,423)	(6,779)	(44,052)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,778	24,387	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,355	$17,608	$11,355

Supplemental Disclosure of Non-Cash Investing Activities -	LipimetiX		LipimetiX/AzERx/CBI
LipimetiX/AzERx/CBI Acquisitions:
Current assets acquired	$-		$29
Patent rights acquired	1,045		3,187
Liabilities acquired, and accrued acquisition costs	-		(457)
Original investment reversal	-		(750)
In-process research and development acquired	-		34,311
Noncontrolling interest	(667)		(667)
Common stock issued for acquisition	-		(31,217)
Cash paid	$378		$4,436

See notes to unaudited condensed consolidated financial statements

 CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

OVERVIEW OF BUSINESS

Description of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).

On October 13, 2011, our Board of Directors adopted a plan to preserve cash and effected a reduction from eighteen to four employees.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (as an Orphan Drug). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL cholesterol.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note C to our financial statements included in this Form 10-Q.

The Company intends to limit its internal operations in a virtual operating model while continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Description of Prior and Current Peptide Drug Candidates.

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 has been evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring and treatment of pulmonary and peridural fibrosis.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery in 2011.  We have an exclusive worldwide license to AZX100.  In the first quarter of 2012 we ceased clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.  We are currently focused on development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

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

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E binding domain that is removed by heparin sulfate receptors in the liver. AEM-28 as an Apo E mimetic has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia, HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC,  (see Note C to the financial statements included in this quarterly report) to develop Apo E mimetic peptide molecule AEM-28 and analogs.

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through September 30, 2012, we have incurred $149 million in net losses as a development stage company.

OrthoLogic Corp. commenced doing business under the trade name of Capstone Therapeutics on October 1, 2008, and we formally changed our name from OrthoLogic Corp. to Capstone Therapeutics Corp. on May 21, 2010.

In these notes, references to “we”, “our”, the “Company”, “Capstone Therapeutics”, “Capstone”, and “OrthoLogic” refer to Capstone Therapeutics Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.  References to our joint venture refer to LipimetiX Development, LLC.

Financial Statement Presentation

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.  The financial statements include the consolidated results of Capstone Therapeutics Corp and its 60% owned subsidiary, LipimetiX Development, LLC.  Intercompany transactions have been eliminated.

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

As discussed above, the Company has significantly curtailed its research and development operating activities for AZX100 and has returned TP508 to the University of Texas Medical Branch.     The Company has announced that it is in “wind down” mode, meaning that it is not currently planning to initiate any additional human clinical trials in dermal scar reduction with AZX100.  Accordingly, the Company reduced its employee count from 18 in October 2011 to four as of December 31, 2011 and to two as of September 30, 2012.  The remaining employees have been focused on completing necessary regulatory and statutory requirements related to prior human clinical studies, as well as maintaining compliance with all applicable public company reporting requirements.  The board of directors was also reduced from six to three members.  Relating to future corporate strategy, the duration and timing of resolution of the qui tam lawsuit could affect our interest in or ability to: (a) engage in a strategic/merger transaction; (b) restart clinical operations based on a corporate partnering event or other shareholder support for renewing clinical studies; and (c) make a liquidating distribution to the shareholders.  This uncertainty relating to corporate strategy resulted in substantial doubt about the Company’s ability to continue as a going concern at December 31, 2011.  Effective with the formation of the joint venture to develop Apo E mimetic peptide molecule AEM-28 and analogs, on August 3, 2012, the uncertainty related to corporate strategy no longer exists.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company intends to continue to operate under the reduced workforce virtual model but will actively participate in the development of AEM-28 and analogs through the newly formed joint venture.

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

Patent License Rights

Patent license rights were recorded at $1,043,000, their estimated fair value on the date they were acquired, August 3, 2012.  Their cost will be amortized on a straight-line basis over the key patent life of eighty months.  If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.

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

As discussed in Note C, “Joint Venture for Development of Apo E Mimetic Peptide Molecule AEM-28 and Analogs” in Notes to Financial Statements included in this Form 10-Q, the Company entered into a joint venture, to which is has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  At September 30, 2012 losses totaling $191,000 have been allocated to the noncontrolling interests. The Company records a contingent loss when it is probable that a loss has been incurred and the amount is reasonably estimable.  There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to this loss contingency.

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the three and nine month periods ended September 30, 2012, no shares of common stock were determined to be outstanding during the period and excluded from the calculations of diluted loss per share because they would be anti-dilutive.  At September 30, 2012, options and warrants to purchase 3,593,597 shares of our common stock, at exercise prices ranging from $0.16 to $7.83 per share, were outstanding.

Note A. CASH AND CASH EQUIVALENTS

At September 30, 2012 and December 31, 2011, cash and cash equivalents included money market accounts and commercial paper with original maturities of less than 90 days.  Cash and cash equivalents include $5.0 million held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

Note B.   CONTINGENCY – LEGAL PROCEEDINGS

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

Note C.  JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX LLC to form a joint venture, LipimetiX Development LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and analogs.  The Company contributed $6 million, which includes $1 million for 600,000 voting common ownership units representing 60% ownership in JV, and $5 million for 5,000,000 non-voting preferred ownership units, which have preferential distribution rights.  The Contribution Agreement called for initial funding of approximately $3.3 million and funding of the remaining approximately $2.7 million (held in escrow) upon milestone achievement of IND allowance by the FDA.

LipimetiX LLC contributed to JV all intellectual property rights for Apo E mimetic molecules it owned and assigned its Exclusive License Agreement between the University of Alabama Birmingham Research Foundation (“UAB”) and LipimetiX LLC, for the UAB intellectual property related to Apo E mimetic molecules AEM-28 and analogs, in return for 400,000 voting common ownership units representing 40% ownership in JV, and $378,000 in cash (for certain initial patent related costs and legal expenses).

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions for a monthly fee of $10,000.  The Management Agreement provides for an additional performance measured incentive fee of up to $250,000.

The joint venture formation was as follows ($000’s):

Patent license rights		$1,045
Noncontrolling interests	$	(667)
Cash paid at formation		$378

Patent license rights were recorded at their estimated fair value and will be amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions ($10,000 monthly accounting fee paid by joint venture to Company) have been eliminated.  The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests).  However, for the Company’s consolidated financial statement, joint venture losses will be recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0.  Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions of $20,000, of $477,000 for the period from August 3, 2012 (inception) to September 30, 2012, of which $286,000 is allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  At September 30, 2012, losses totaling $191,000 have been allocated to the minority interests.  The Company records a contingent loss when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to this loss contingency.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and nine month periods ended September 30, 2012 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of the Business

Capstone is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).

On October 13, 2011, our Board of Directors adopted a plan to preserve cash and effected a reduction from eighteen to four employees.

On January 20, 2012, we announced additional steps we took to preserve cash and move towards winding down internal operations while we continued efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

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

The Company intends to limit its internal operations in a virtual operating model while continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Description of Prior and Current Peptide Drug Candidates

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 is currently being evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring and treatment of pulmonary and peridural fibrosis.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery in 2011.  We have an exclusive worldwide license to AZX100.   In the first quarter of 2012 we ceased clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.  We are currently focused on development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

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

Apo E Mimetic Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E binding domain that is removed by heparin sulfate receptors in the liver. AEM-28 replicates the function of Apo E, and due to its small size, extends that function to LDL, which does not normally bind to the Apo E receptors on the liver. As a result, when AEM-28 is injected into the plasma, it associates with Apo B containing lipoproteins to facilitate their clearance into the liver by receptors specific for Apo E. Apo B lipoproteins (chylomicron remnants, VLDL, IDL and LDL) are proatherogenic and if elevated are associated with a significantly increased risk for cardiovascular disease. Since Apo B lipoproteins are the main substrates for the pathogenesis of atherosclerosis, lowering these lipoproteins is a major therapeutic strategy to prevent cardiovascular events.  The Apo E receptor mediated uptake of AEM-28 enriched lipoproteins has enhanced capacity to remove the Apo B lipoproteins compared to the LDL/Apo B receptors in the liver and is the principal receptor mediated mechanism for the removal of post-prandial lipoproteins. By attaching to LDL, AEM-28 may provide an alternative pathway for clearance of these lipoproteins beyond the traditional LDL/Apo B receptor. AEM-28 as an Apo E mimetic has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28 that is not shared by other biological therapies presently in clinical development.  For patients that lack LDL receptors (homozygous familial hypercholesterolemia or HoFH), AEM-28 may provide a therapeutic solution. This potential beneficial effect of AEM-28 for patients suffering from HoHF, which is a fatal disease, provides an opportunity for rapid regulatory approval for an orphan indication. For patients that have a deficiency of LDL-receptors due to heterozygous familial hypercholesterolemia (HeFH), many of these patients cannot achieve adequate LDL-c goals on existing therapy.  In summary, AEM-28 has a unique mechanism of action that may provide substantial reductions of all the atherogenic Apo B containing lipoproteins (VLDL, VLDL-R, IDL and LDL).  This profile may provide a significant clinical advantage over other therapies nearing regulatory approval for HoFH such as mipomersen (anti-sense Apo B) or lomitapide (MTP inhibitor).

Critical Accounting Policies

             Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2012, for the year ended December 31, 2011 are those that depend most heavily on these judgments and estimates.  As of September 30, 2012, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2011.

As discussed in Note C, “Joint Venture for Development of Apo E Mimetic Peptide Molecule AEM-28 and Analogs” in Notes to Financial Statements included in this Form 10-Q, the Company entered into a joint venture in which is has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions ($10,000 monthly accounting fee paid by JV to Company) have been eliminated. Joint venture losses will recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0. Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).

 Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  At September 30, 2012 losses totaling $191,000 have been allocated to the minority interests.  The Company records a contingent loss when it is probable that a loss has been incurred and the amount is reasonably estimable.  There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to this loss contingency.

Results of Operations Comparing Three-Month Period Ended September 30, 2012 to the Corresponding Period in 2011.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $480,000 in the third quarter of 2012 compared to $391,000 in the third quarter of 2011.  The increase in administration expenses between periods is due to costs of approximately $139,000         related to the joint venture transaction.

Research and Development Expenses:  Research and development expenses were $667,000 for the third quarter of 2012 compared to $1,226,000 for the third quarter of 2011.  Our research and development expenses decreased in the third quarter of 2012 compared to the same period in 2011 primarily due to the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.  This decrease was partially offset by the operating expenses of LipimetiX Development, LLC, of $457,000 (net of intercompany transactions) for the three months ended September 30, 2012.

Net Loss:  We incurred a net loss in the third quarter of 2012 of $1.0 million compared to a net loss of $1.6 million in the third quarter of 2011.  The decrease in the net loss for the third quarter of 2012 compared to the same period in 2011 resulted primarily from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.  This decrease was partially offset by costs of approximately $139,000 related to the joint venture transaction and the operating expenses of LipimetiX Development, LLC, of $457,000 (net of intercompany transactions) for the three months ended September 30, 2012.

Results of Operations Comparing Nine-Month Period Ended September 30, 2012 to the Corresponding Period in 2011.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $1,297,000 in the first nine months of 2012 compared to $2,354,000 in the first nine months of 2011.  The decline in administration expenses between periods resulted from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.

Research and Development Expenses:  Research and development expenses were $1,626,000 for the first nine months of 2012 compared to $4,684,000 for the first nine months of 2011.  Our research and development expenses decreased in the first nine months of 2012 compared to the same period in 2011 primarily due to the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.  This decrease was partially offset by the operating expenses of LipimetiX Development, LLC, of $457,000 (net of intercompany transactions) for the three months ended September 30, 2012.

Interest and Other Income, Net:  Interest and other income, net increased from $16,000 in the first nine months of 2011 to $93,000 in the first nine months of 2012 due to the recognition of a $80,000 gain on the sale of lab equipment in the second quarter of 2012.

Net Loss:  We incurred a net loss in the first nine months of 2012 of $2.6 million compared to a net loss of $7.0 million in the first nine months of 2011.  The decrease in the net loss for the first nine months of 2012 compared to the same period in 2011 resulted primarily from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations.  This decrease was partially offset by costs of approximately $139,000 related to the joint venture transaction and the operating expenses of LipimetiX Development, LLC, of $457,000 (net of intercompany transactions) for the three months ended September 30, 2012.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our Chrysalin and AZX100 product candidates.  We received approximately $100 million in cash from the sale of our Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010, we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation recorded in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000, of which $78,000 was received in 2010.  In 2011, we received an Arizona State income tax refund for the 2010 tax year of $181,000 and we received an additional Arizona State income tax refund of $158,000 in 2012 for the 2011 tax year.  We also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period and $172,000 from the sale of lab equipment and furniture in 2012.

On August 3, 2012, we contributed $6.0 million to the LipimetiX Development, LLC joint venture.  For the nine month period ended September 30, 2012, we used $2.4 million of cash, of which $1.0 million was used by LipimetiX Development, LLC.  At September 30, 2012, we had cash and cash equivalents of $11.4 million, of which $5.0 million is held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

On October 13, 2011, our Board of Directors adopted a plan to preserve cash and effected a reduction from 18 employees to four employees.  The Company retained the services of several former key employees through consulting agreements.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

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

If we continue our plan to limit internal operations in a virtual operating model in 2012, we currently estimate that we will expend in the range of $2.5 million in 2012, excluding our contribution of $6 million to LipimetiX Development LLC and litigation costs related to the qui tam action, which cannot be estimated at this time and could be significant.  We expect that the joint venture will expend the $6 million over its planned twenty-seven month development period. Currently our planned operations in 2012 consist of continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value with AZX100, LipimetiX Development LLC operations and qui tam litigation activity.

We anticipate that our cash and short-term investments at September 30, 2012 will be sufficient to meet our presently projected cash and working capital requirements for the next year.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

On August 3, 2012, we entered into a joint venture with LipimetiX LLC to develop the Apo E mimetic molecule AEM-28 and analogs and we contributed $6 million to the joint venture. Our cash contribution to the joint venture represents a substantial proportion of our available cash.

The initial funded development plan will be focused on the development of treatments for Homozygous Familial Hypercholesterolemia and Refractory Hypercholesterolemia, is dependent on receipt of Orphan Drug designation for Homozygous Familial Hypercholesterolemia by the FDA, and will extend through Phase 1a and 1b/2a clinical trials. There is no assurance that AEM-28 will receive Orphan Drug designation for Homozygous Familial Hypercholesterolemia.  If Orphan Drug designation is not received or if our planned pre-clinical studies or clinical  trials do not yield favorable results, the joint venture development efforts will not be successful and we may not recover our investment. Even if our development efforts are successful, a liquidity event, if any, may be insufficient in size to recover our investment.

If our joint venture, LipimetiX Development LLC, is unable to complete the initial funded development of AEM-28 within the available budget, the joint venture could require additional funding support and the ability of the joint venture to secure a partnering/development agreement or a liquidity event may be impaired.

The budget for the development of AEM-28 by our joint venture, LipimetiX Development LLC, is limited.  If the joint venture cannot complete the planned development of AEM-28 on time and within the budget, whether because of unexpected delays, or other factors, additional funding may be required.  There is no assurance that we will have adequate funds available, or that we can obtain needed funding from third parties on terms acceptable to us, or at all.  If the joint venture cannot complete its development work as planned due to a lack of funds, the value of our investment would be impaired, perhaps materially.

Item 6.  Exhibits

See the Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	November 8, 2012

/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 8, 2012

Capstone Therapeutics Corp.
 (the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2012

No.	Description	Incorporated by Reference To:	Filed Herewith

10.1	Capstone Therapeutic Corp. Joint Venture Bonus Plan		X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended		X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended		X

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350*

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2 012, filed with the SEC on November 8, 2012  formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated  Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the ninety eight months ended September 30, 2012, (iii) the Condensed  Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the ninety eight months ended September 30, 2012, and (iv) Notes to Unaudited Condensed Consolidated  Financial Statements. *

* Furnished herewith