Form 10-K
period 2012-12-31
Capstone Therapeutics Corp.
filed 2013-03-14
CIK 887151

  U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
[  ] Yes  [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2012 was approximately $4,500,000.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:  None

The number of outstanding shares of the registrant’s common stock on February 28, 2013 was 40,885,411.

CAPSTONE THERAPEUTICS CORP.
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.	Business

Overview of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel therapeutic peptides aimed at helping patients with under-served medical conditions.  Previously we were focused on development and commercialization of two product platforms: AZX100 and Chrysalin (TP508 or rusalatide acetate).

On October 13, 2011, the Company’s Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  At December 31, 2012, we had two employees.  We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

On January 20, 2012, we announced additional steps we took to preserve cash and move towards a virtual operating model while we continued efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.  Those steps included:

•
We ceased clinical development of AZX100, formerly our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or have been contracted will continue to their completion.

•
We ceased all activities related to the development of TP508, our initial drug candidate, and returned the patent and other intellectual property we owned related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  We no longer have any interest in or rights to TP508.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL cholesterol.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note 10 to our financial statements included in this Form 10-K.

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

Description of Prior and Current Peptide Drug Candidates.

AZX100

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 has been evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring and treatment of pulmonary and peridural fibrosis.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery in 2011.  We have an exclusive worldwide license to AZX100.  In the first quarter of 2012 we ceased clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or have been contracted will continue to their completion.  We are currently focused on development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC,  (see Note 10 to the financial statements included in this Annual Report) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2012, we have incurred $150 million in net losses as a development stage company.

OrthoLogic Corp. commenced doing business under the trade name of Capstone Therapeutics on October 1, 2008, and we formally changed our name from OrthoLogic Corp. to Capstone Therapeutics Corp. on May 21, 2010.

In this Annual Report, references to “we”, “our”, the “Company”, “Capstone Therapeutics”, “Capstone”, and “OrthoLogic” refer to Capstone Therapeutics Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.  References to our joint venture refer to LipimetiX Development, LLC.

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

In Development

Under an agreement with Isis Pharmaceuticals, Excaliard Pharmaceuticals is developing EXC001, an antisense oligonucleotide, to inhibit expression of connective tissue growth factor (CTGF) to interrupt the process of fibrosis and scarring.  Excaliard announced in January 2011 positive six-month efficacy results from small Phase 2 proof-of-concept clinical trials in 1) fine line scars from elective abdominoplasty, and 2) revision of hypertrophic scars from prior breast surgery.  In November 2011, Excaliard Pharmaceuticals announced they had entered into an agreement to be acquired by Pfizer, Inc.  We have no additional information on the project development status of EXC001.

Pulmonary Fibrosis

Several investigative agents are in Phase 3 clinical trials, including pirfenidone (Pirespa – Intermune), bosentan (Tracleer – Actelion Pharmaceuticals) and BIBF1120 (Boehringer, Ingelheim).  Pirfenidone is approved for sale in Japan and the European Union.

AEM-28

Cholesterol reduction therapy is one of the largest drug markets served by numerous approved medications and with numerous potential therapies in various stages of clinical development.

Marketing and Sales

AZX100 and AEM-28 are not currently available for sale and we do not expect them to be available for sale for some time into the future, if ever.  Thus, we currently have no marketing or sales staff.  External consultants and members of our staff provide some technical marketing support relating to the development of, and market need for, new potential products and additional therapeutic applications of products already under research.

Research and Development

On October 13, 2011, our Board of Directors adopted a plan to preserve cash and effected a reduction from 18 employees to four, leaving one remaining regulatory employee.  At December 31, 2012, we have two administrative employees and utilize consultants to perform various administrative, regulatory or research tasks.  We have entered into consulting agreements with several former employees in an effort to retain their availability to render services if and when needed.

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

We incurred expenses of $1.3 million and $6.4 million, in 2012 and 2011, respectively, related to research (Pre-clinical, Clinical, Chemical Materials and Controls, Regulatory and Quality Assurance departments) efforts on AZX100.

Through our joint venture, LipimetiX Development, LLC (“JV”), we incurred expenses of $1.1 million relating to AEM-28 research efforts in 2012.  The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug designation by the FDA in 2012). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.

Manufacturing

Currently, third parties certified under Good Manufacturing Practices manufacture AZX100 and AEM-28 for us in limited amounts for our clinical and pre-clinical studies.  We use a primary manufacturer for the peptides used in our human clinical trials, but secondary manufacturers are available as needed.  AZX100 formulation and manufacturing work is focused on an injectable formulation.  AEM-28 formulation and manufacturing work is focused on an infusion formulation.

Patents, Licenses and Proprietary Rights

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

The JV we entered into on August 3, 2012, LipimetiX Development, LLC, has an Exclusive License Agreement (the “Agreement) with the University of Alabama Research Foundation (“UABRF”) covering AEM-28 and certain analogs (included as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012).  The Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement.  The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, currently estimated to be approximately by 2028.  The Agreement also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $1,000,000 and minimum royalty payment of $1,000,000 to $5,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs.  UABRF will also receive 15% of Non Royalty Income received after August 25, 2014 and a greater percentage if received before that date.

We are a development stage research and development company with no products currently approved by the FDA for marketing.  We do not expect to have products approved for marketing before 2018, if ever.  Accordingly, the foregoing royalty obligations currently do not affect our reported results.

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

As of December 31, 2012, we had two fulltime administrative employees in our operations and utilize consultants to perform a variety of administrative, regulatory or research tasks.  We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.  As a research and development business, we believe that the success of our business will depend in part on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants.  We face competition from private companies and public institutions for qualified research personnel.  None of our employees are represented by a union and we consider our relationship with our employees to be good.

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

Risks

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Annual Report on Form 10-K contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•
the impact of our plan to preserve cash during ongoing partnering efforts, including the reduction from eighteen employees to two employees and additional steps taken towards a virtual operating model;

•	unfavorable results of our product candidate development efforts;
•	unfavorable results of our pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future collaborative, partnering or development agreements or the lack thereof;
•	failure to successfully implement our drug development strategy;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA approval for our product candidates; and
•	effect of the ongoing qui tam litigation on our stock price, liquidity, and our ability to execute corporate or other transactions, or our ability to continue operations.

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

We expect to incur losses for a number of years.   Our current level of funds is not sufficient to support all research expenses to achieve commercialization of any of our product candidates.  In November 2003, we sold all of our revenue generating operations.  We are now focused on developing and testing the product candidates of AZX100 and AEM-28 and its analogs (through LipimetiX Development, LLC) and have allocated most of our resources to bringing these product candidates to the market, either through clinical trials or partnering efforts.  We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years.  As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase if we expand our research and development activities and incur significant expenses for clinical trials.  Our cash reserves are the primary source of our working capital.  To complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for either AZX100 or AEM-28 and its analogs product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of securities, joint venture or other forms of joint development arrangements, sales of developments rights, or licensing agreements, may not be available or may only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

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

Our AZX100 and AEM-28 product candidates have reached various stages of development but may not be successfully developed or commercialized.

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

• Pulmonary Fibrosis	Pre-clinical studies

• Epidural/Peridural Fibrosis (Spine)	Pre-clinical studies

AEM-28
• Homozygous Familial Hypercholesterolemia	Pre-clinical studies
• Severe Refractory Hypercholesterolemia	Pre-clinical studies

We are subject to the risk that:

•	the FDA finds some or all of our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	we are unable to get some or all of our product candidates to market in a timely manner;
•	we are not able to produce our product candidates in commercial quantities at reasonable costs;
•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or
•	the patients, insurance and/or physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects which delay or extend the trials;
•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;
•	regulatory delays or other regulatory actions;
•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;
•	change in the focus of our development efforts;
•	re-evaluation of our clinical development strategy; and
•	lack of sufficient funds to pay for development costs.

We cannot predict whether we will successfully develop and commercialize any of our product candidates.  If we fail to do so, we will not be able to generate revenue.

If one of our product candidates reveals safety or fundamental efficacy issues in clinical trials, it could impact the development path for our other current product candidates for that peptide.

Should the results of pre-clinical studies or human clinical trials show negative safety or efficacy data, it may impact the development of our product candidates, or partnering opportunities for our product candidates.

If we cannot protect the AZX100 or AEM-28 and its analogs patents, or our intellectual property generally, our ability to develop and commercialize our products will be severely limited.

Our success will depend in part on our ability to maintain and enforce patent protection for AZX100 and AEM-28 and its analogs and each resulting product.  Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred.  Our ability to recover these expenditures and realize profits upon the sale of products would then be diminished.

AZX100 and AEM-28 and its analogs are patented and there have been no successful challenges to the patents.  However, if there were to be a challenge to these patents or any of the patents for product candidates, a court may determine that the patents are invalid or unenforceable.  Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by the patent claims.  Any litigation, whether to enforce our rights to use our or our licensors’ patents or to defend against allegations that we infringe third party rights, will be costly, time consuming, and may distract management from other important tasks.

As is commonplace in the biotechnology and pharmaceutical industry, we employ, or engage as consultants, individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors.  To the extent our employees are involved in research areas which are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers.  Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management and which may have a material adverse effect on us, even if we are successful in defending such claims.

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

As a small company our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials.  On October 31, 2011, we reduced our staff to four employees and as of December 31, 2012, we have two administrative employees and utilize consultants to perform a variety of administrative, regulatory or research tasks. We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

If we are not successful in retaining the services of former key employees it could materially adversely affect our business prospects, including our ability to explore partnering or development activities.

Our reliance on outside suppliers and consultants could have a material effect on our ability to perform research or clinical trials.

We rely on outside suppliers and consultants, including former key employees, for the manufacture of AZX100 and AEM-28 and analogs and technical assistance in our research and development efforts.  The inability of our suppliers to meet our production quality requirements in a timely manner, or the lack of availability of experienced consultants to assist in our research and development efforts could have a material effect on our ability to perform research or clinical trials.

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

The development of Apo E mimetic peptide molecule AEM-28 and its analogs by LipimetiX Development,LLC may not result in a liquidity event or a liquidity event, if one occurs, may be insufficient in size and our investment in LipimetiX Development, LLC may not be recovered.

On August 3, 2012, we entered into a joint venture with LipimetiX, LLC to develop the Apo E mimetic molecule AEM-28 and analogs and we contributed $6 million to the joint venture. Our cash contribution to the joint venture represents a substantial proportion of our available cash.

The initial funded development plan will be focused on the development of treatments for Homozygous Familial Hypercholesterolemia and Refractory Hypercholesterolemia and will extend through Phase 1a and 1b/2a clinical trials. If our planned pre-clinical studies or clinical trials do not yield favorable results, the joint venture development efforts will not be successful and we may not recover our investment. Even if our development efforts are successful, a liquidity event, if any, may be insufficient in size to recover our investment.

If our joint venture, LipimetiX Development, LLC, is unable to complete the initial funded development of AEM-28 within the available budget, the joint venture could require additional funding support and the ability of the joint venture to secure a partnering/development agreement or a liquidity event may be impaired.

The budget for the development of AEM-28 by our joint venture, LipimetiX Development, LLC is limited.  If the joint venture cannot complete the planned development of AEM-28 on time and within the budget, whether because of unexpected delays, or other factors, additional funding may be required.  There is no assurance that we will have adequate funds available, or that we can obtain needed funding from third parties on terms acceptable to us, or at all.  If the joint venture cannot complete its development work as planned due to a lack of funds, the value of our investment would be impaired, perhaps materially.

Risks of our Industry

We are in a highly regulated field with high investment costs and high risks.

The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures.  The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.  AZX100 and AEM-28 are new drugs and subject to the most stringent level of FDA review.

Even after we have invested substantial funds in the development of our products and even if the results of our future clinical trials are favorable, there can be no guarantee that the FDA will grant approval for the indicated uses or that it will do so in a timely manner.

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

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase.  Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for indications targeted for use by AZX100 and AEM-28 and its analogs.  Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have.

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

For a summary of the competitive conditions relating to indications which we are currently considering for AZX100 and AEM-28 and its analogs, see Part I, Item 1 in this Report titled “Competition”.

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

Our stock price has varied significantly in the past (from a high of $9.32 to a low of $0.12 during the period of January 1, 2004 through December 31, 2012) and may vary in the future due to a number of factors, including:

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

We are authorized to issue 100,000,000 shares of common stock.  As of December 31, 2012, there were 40,885,411 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights.  As of December 31, 2012, we had stock options outstanding to purchase approximately 3,218,264 shares of our common stock, the exercise price of which ranges between $0.16 per share to $7.83 per share, warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39, warrants outstanding to purchase 117,423 shares of our common stock with an exercise price of $1.91, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent additional options are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution.  At December 31, 2012, 131,061 shares remain available to grant under the 2005 Equity Incentive Plan.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.

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

During the years 1998 – 2007, we leased a facility in Tempe, Arizona, which is an approximately 100,000 square foot facility designed and constructed for industrial purposes and is located in an industrial district.  It is the same facility we leased prior to our November 2003 divestiture of our bone growth stimulation device business.  Following the divestiture, we occupied approximately 20% of the building capacity and subleased some portions of the building to other companies.  In July 2007, we entered into a new five-year lease for 17,000 square feet of space in the same Tempe facility, which became effective March 1, 2008.  We amended this lease, effective March 1, 2013, to extend the lease for two additional years and reduce the square feet rented to 2,845.  We believe the facility is well-maintained and adequate for use through the end of our lease term.

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

	2012		2011
	High	Low	High	Low
First Quarter	$0.28	$0.19	$0.69	$0.40
Second Quarter	$0.21	$0.15	$0.48	$0.21
Third Quarter	$0.21	$0.12	$0.40	$0.23
Fourth Quarter	$0.20	$0.12	$0.29	$0.21

As of February 28, 2013, 40,885,411 shares of our common stock were outstanding and held by approximately 805 stockholders of record.

Dividends

We have never paid a cash dividend on our common stock.  We do not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

The information required by Item 201(d) of Regulations S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The selected financial data for the Company’s development stage period, August 5, 2004 through December 31, 2012, is derived from our audited financial statements.  The selected financial data should be read in conjunction with the financial statements, related notes to the financial statements and other financial information appearing elsewhere in this annual report on Form 10-K and particularly the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We sold our bone growth stimulation device business (“Bone Device Business”) on November 26, 2003.  On August 5, 2004, we purchased substantially all the assets and the intellectual property of Chrysalis Biotechnology, Inc. (“CBI”).  We became a development stage company commensurate with the CBI acquisition.  On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx Inc. (“AzERx”).  On August 3, 2012, we invested $6,000,000 for a 60% interest in a joint venture, LipimetiX Development, LLC, to develop APO-E mimetic peptide molecule AEM-28 and its analogs.  The results of the joint venture are included in our consolidated operations subsequent to the date of formation, which was August 3, 2012. The financial data as presented in the following schedule reflects the gain on the sale of the bone growth stimulation device business as discontinued operations and reflects the purchased net assets of CBI and AzERx from the dates of those respective acquisitions.

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

On October 13, 2011, we adopted a plan to conserve cash during our ongoing partnering efforts and effected a reduction from 18 to two employees.  In 2012 we took additional steps to preserve cash and move towards a virtual operating model.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, to develop APO E mimetic peptide molecule AEM-28 and its analogs.  The joint venture commenced pre-clinical studies and incurred $1,133,000 of expenses in 2012, which are included in our 2012 consolidated operating results.

STATEMENTS OF OPERATIONS DATA
(A Development Stage Company)
(in thousands, except per share amounts)

		Years Ended December 31,				August 5, 2004
						to
						December 31, 2007
	2012	2011 (1)	2010 (1)	2009(2)	2008(3)	(4) (5) (6)
Operating expenses
General and administrative	$1,764	$3,506	$3,240	$2,901	$2,991	$17,084
Research and development	2,385	6,394	8,168	11,968	10,693	62,826
Purchased in-process research and development	-	-	-	-	-	34,311
Other	-	-	-	-	-	(375)
Total operating expenses	4,149	9,900	11,408	14,869	13,684	113,846
Interest and other income, net	(96)	(31)	(356)	(737)	(2,082)	(10,552)
Loss from continuing operations before taxes	4,053	9,869	11,052	14,132	11,602	103,294
Income taxes expense (benefit)	-	(158)	(181)	(1,009)	(363)	356
Loss from continuing operations	4,053	9,711	10,871	13,123	11,239	103,650
Discontinued operations
Net gain on the sale of the bone device business net of taxes $0, $0, $0, $0, $0, ($363) respectively	-	-	-	-	-	(2,202)
NET LOSS	4,053	9,711	10,871	13,123	11,239	101,448
Less: Net loss attributable to the noncontrolling interests	(473)	-	-	-	-	-
Net loss attributable to Capstone stockholders	3,580	9,711	10,871	13,123	11,239	$101,448
Per Share Information:
Net loss basic and diluted	$0.09	$0.24	$0.27	$0.32	$0.27

Basic and diluted shares outstanding	40,879	40,775	40,775	40,775	41,078

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

BALANCE SHEET DATA
(in thousands)

	December 31,
	2012	2011	2010	2009	2008
Working capital	$10,294	$14,417	$23,214	$34,395	$44,865
Total assets	$11,591	$14,696	$25,288	$37,135	$49,514
Potentially redeemable equity	$-	$-	$15,556	$-	$-
Capstone Stockholders’ equity	$11,104	$14,577	$7,916	$34,728	$47,522

Working capital and total assets include $4.5 million and $5.7 million, respectively, held in and reserved for use by LipimetiX Development, LLC, and unavailable for general use by the Company.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (see Note 10 to the financial statements included in this Annual Report) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

OrthoLogic Corp. commenced doing business under the trade name of Capstone Therapeutics on October 1, 2008, and we formally changed our name from OrthoLogic Corp. to Capstone Therapeutics Corp. on May 21, 2010.

In this Annual Report, references to “we”, “our”, the “Company”, “Capstone Therapeutics”, “Capstone”, and “OrthoLogic” refer to Capstone Therapeutics Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.  References to our joint venture refer to LipimetiX Development, LLC.

Capstone Therapeutics is a registered United States domestic trademark of Capstone Therapeutics Corp.

Our development activities for AZX100 and AEM-28 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment.  From August 5, 2004 through December 31, 2012, we have incurred approximately $150 million in net losses as a development stage company.

Description of the business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel therapeutic peptides aimed at helping patients with under-served medical conditions.  Previously we were focused on development and commercialization of two product platforms: AZX100 and Chrysalin (TP508 or rusalatide acetate).

On October 13, 2011, the Company’s Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  At December 31, 2012, we had two employees.  We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

On January 20, 2012, we announced additional steps we took to preserve cash and move towards a virtual operating model while we continued efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.  Those steps included:

•
We ceased clinical development of AZX100, formerly our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or have been contracted will continue to their completion.

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

The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL cholesterol.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note 10 to our financial statements included in this Form 10-K.

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

Income Taxes:  Accounting Standards Codification Topic 740 “Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset.  We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance for all of our deferred tax assets of approximately $56 million at December 31, 2012.

Patents: Patent license rights were recorded at $1,043,000, their estimated fair value on the date they were acquired, August 3, 2012.  Their cost will be amortized on a straight-line basis over the key patent life of eighty months.  At December 31, 2012, accumulated amortization totaled $65,000.  If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.

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

As discussed in Note 10, “Joint Venture for Development of Apo E Mimetic Peptide Molecule AEM-28 and Analogs” in Notes to Financial Statements included in this Form 10-K, the Company entered into a joint venture in which is has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions ($10,000 monthly accounting fee paid by JV to Company) have been eliminated. Joint venture losses will be recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0. Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).

 Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  At December 31, 2012 losses totaling $473,000 have been allocated to the noncontrolling interests.  The Company records a contingent loss when it is probable that a loss has been incurred and the amount is reasonably estimable.  There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to this loss contingency.

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

Stock based compensation:  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, now Accounting Standards Codification Topic 718 “Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We use the historical volatility adjusted for future expectations.  The expected life of the stock options is based on historical data and future expectations.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest.  We recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight line basis over the requisite service period as if the award was, in-substance, a multiple award.  However, the amount of compensation cost recognized at any date must at least equal the portion of grant-date fair value of the award that is vested at that date.  For non-employees, this expense is recognized as the service is provided in accordance with ASC Topic 505 - 550 “Equity-Based Payments to Non-Employees.”  The amount of stock-based compensation expense in 2006 and thereafter is reduced for estimated forfeitures.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

Joint Venture Accounting:  As discussed in Note 10 to our Financial Statements included in this Annual Report, “Joint Venture for Development of Apo E Mimetic Peptide Molecule AEM-28 and Analogs”, the Company entered into a joint venture in which is has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions ($10,000 monthly accounting fee paid by JV to Company) have been eliminated. Joint venture losses will recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0. Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).

Results of Operations Comparing Year ended December 31, 2012 and 2011

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $1,764,000 in 2012 compared to $3,506,000 in 2011.  The decline in administrative expenses between periods resulted from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations and move to a virtual operating model.

Research and Development Expenses:  Research and development expenses were $2,385,000 for 2012 compared to $6,394,000 for 2011.  Our research and development expenses decreased in the year ended December 31, 2012 compared to 2011, primarily due to the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations and move to a virtual operating model. This decrease was partially offset by the operating expenses of LipimetiX Development, LLC, of $1,133,000 (net of intercompany transactions) for 2012.

Interest and Other Income, Net:  Interest and other income, net increased from $31,000 in 2011 to $96,000 in 2012 due to the recognition of a $80,000 gain on the sale of lab equipment in the second quarter of 2012.

Net Loss attributable to Capstone Therapeutics stockholders:  We incurred a net loss, attributable to Capstone Therapeutics stockholders, in 2012 of $3.6 million compared to a net loss of $9.7 million in 2011.  The decrease in the net loss for the year ended December 31, 2012 compared to 2011 resulted primarily from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations and move to a virtual operating model.  This decrease was partially offset by costs of approximately $139,000 related to the joint venture transaction and the operating expenses of LipimetiX Development, LLC, of $1,133,000 (net of intercompany transactions) net of the net loss of $473,000 allocated to noncontrolling interest for 2012.

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

Net Loss attributable to Capstone Therapeutics stockholders:  We incurred a net loss in 2011 of $9.7 million compared to a net loss of $10.9 million in 2010.  The decrease in the net loss for 2011 compared to 2010 resulted primarily from reduced clinical costs in 2011 compared to 2010 related to our Phase 2 clinical trials, the effect of elimination of the Company’s performance based incentive bonus plan and decreased operating costs after October 31, 2011. Our Phase 2 clinical trials for keloid scar revision were completed in 2010 and our Phase 2 clinical trial in dermal scarring following shoulder surgery was substantially completed in 2010.  These cost decreases were partially offset by severance costs of approximately $1.7 million in 2011.

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

On August 3, 2012, we contributed $6.0 million to the LipimetiX Development, LLC joint venture.  For 2012, we used $3.6 million of cash, of which $1.5 million was used by LipimetiX Development, LLC.  At December 31, 2012, we had cash and cash equivalents of $10.2 million, of which $4.5 million is held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

On October 13, 2011, our Board of Directors adopted a plan to preserve cash and effected a reduction from 18 employees to two employees.  The Company retained the services of several former key employees through consulting agreements.

On January 20, 2012, we took additional actions to preserve cash and move towards winding down internal operations and a virtual operating model while we continued efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.  These additional actions included the following:

•
We ceased clinical development of AZX100, formerly our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or have been contracted will continue to their completion.

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

If we continue our plan to limit internal operations in a virtual operating model in 2013, we currently estimate that we will expend in the range of $4.0 million in 2013, which includes approximately $2.5 million by LipimetiX Development LLC, and excludes litigation costs related to the qui tam action, which cannot be estimated at this time and could be significant.  We expect that the joint venture will expend the $6 million ($4.5 million remaining at December 31, 2012) over its planned twenty-seven month development period. Currently our planned operations in 2013 consist of continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and its analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value with AZX100, LipimetiX Development LLC operations and qui tam litigation activity.

We anticipate that our cash and short-term investments at December 31, 2012 will be sufficient to meet our presently projected cash and working capital requirements for the next year.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

Balance sheets as of December 31, 2012 and December 31, 2011, statements of operations, potentially redeemable equity and stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012, and the statements of operations, potentially redeemable equity, shareholders’ equity and cash flows for the period of August 5, 2004 through December 31, 2012, together with the related notes and the report of Moss Adams LLP, our independent registered public accounting firm, are set forth on the “F” pages of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

                The management of Capstone Therapeutics Corp. (a development stage company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

John M. Holliman, III

John M. Holliman III, 59, has served as Executive Chairman and Principal Executive Officer of the Company since April 2006 and has served as a director of the Company since September 1987 and as Chairman of the Board of Directors since August 1997.  Since February 1993 he has been a general partner of entities which are the general partners of Valley Ventures, LP (formerly known as Arizona Growth Partners, LP), Valley Ventures II, LP, Valley Ventures III, LP, Valley Ventures III Annex, LP,  all of which are venture capital funds that invest principally in life science companies.

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

Fredric J. Feldman, Ph.D., 72, has been the President of FJF Associates, a consultant to health care venture capital and emerging companies, since February 1992 and has served as a director of the Company since 1991.  From September 1995 to June 1996, he was the Chief Executive Officer of Biex, Inc., a women’s healthcare company.  He served as Chief Executive Officer of Oncogenetics, Inc., a cancer genetics reference laboratory, from 1992 to 1995.  Between 1988 and 1992, Dr. Feldman was the President and Chief Executive Officer of Microgenics Corporation, a medical diagnostics company.

Dr. Feldman received his Ph.D. in analytical chemistry from the University of Maryland.  He has been a director of a number of public and private companies involved in the healthcare industry.  The Board believes that Dr. Feldman’s over forty years of operating, scientific and business experience in the medical/biotech industry qualifies him for service on our board.

Elwood D. Howse, Jr. (1) (2) (3)

Elwood D. Howse, Jr., 73, has served as a director of the Company since September 1987.  In 1982, Mr. Howse founded Cable, Howse and Ragen, investment banking and stock brokerage firm, subsequently known as Ragen MacKenzie.  In 1977, Mr. Howse co-founded Cable & Howse Ventures, an early stage venture capital firm focused on technology.  In 1976, he served as Vice President, Corporate Finance, for Foster & Marshall, a northwest stock brokerage firm.  In 1974 he was the Chief Financial Officer of Seattle Stevedore Company and the Miller Produce Company.  Mr. Howse has served as a corporate director and advisor to various public, private and non-profit enterprises.  He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association.  He currently serves on the boards of directors of BSQUARE Corporation (BSQR), Formotus, Inc., BeneSol Corporation, Stella Therapeutics, Inc. and not-for-profits, Junior Achievement Worldwide and Junior Achievement of Washington.  Mr. Howse holds a BS in Engineering from Stanford University and an MBA from Stanford Graduate School of Business.

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
(3)	Member of the Corporate Governance/Nominating Committee

The Audit Committee, which is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisted of Mr. Howse (Chairman), Dr. White and Dr. Spiegel.  On January 17, 2012, Dr. White, Dr. Wardell and Dr. Spiegel resigned from our Board and from all committees.  Dr. Feldman joined the Audit Committee on January 17, 2012.

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

EXECUTIVE OFFICERS

The employment of Mr. Holliman and Dr. Steer was terminated effective October 31, 2011.  They continue to perform many of their previous duties and responsibilities under consulting agreements.

The following table sets forth information regarding our executive officers and significant consultant:

Name	Age	Title
John M. Holliman, III	59	Executive Chairman and Principal Executive Officer
Randolph C. Steer, MD, Ph.D.	63	Consultant
Les M. Taeger	62	Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer

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

Randolph C. Steer, MD, Ph.D. became President of the Company on April 5, 2006.  Subsequent to October 31, 2011, Dr. Steer has provided scientific, regulatory and clinical consulting services to the Company.  Dr. Steer has been an independent pharmaceutical, biotechnology and medical devices consultant since 1989, and has provided services to the Company since 2002.  He has a broad scientific, medical and business background, including extensive experience in pre-clinical, clinical and regulatory affairs, having held key management positions in leading corporations and having served as an advisor to many companies in the United States and abroad.  Dr. Steer has also advised numerous venture capital firms, investment banks and independent investors on the commercial development of drugs, biologics, diagnostics and medical devices.  He has served as Associate Director of Medical Affairs at Marion Laboratories; Medical Director at Ciba Consumer Pharmaceuticals (Ciba-Geigy Corporation); Vice President, Senior Vice President and Member of the Executive Committee at Physicians World Communications Group; Chairman, President and Chief Executive Officer of Advanced Therapeutics Communications International, a global drug regulatory group, and Chairman and Chief Executive Officer of Vicus.com, Inc.  He is a member of the Board of Directors of Techne Corporation, and was a member of the Board of Directors of BioCryst Pharmaceuticals from 1994 to 2009.  Dr. Steer received his MD degree from the Mayo Medical School and his Ph.D. from the University of Minnesota, where he also completed a residency and subspecialty fellowship in clinical and chemical pathology.  He is a Fellow of the American College of Clinical Pharmacology.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors, its executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates.  The company believes that all of these filing requirements were satisfied during the year ended December 31, 2012, except for a Form 13G, Form 3 and Form 4, filed with the SEC on November 29, 2012 by Lloyd I. Miller, III, reflecting approximately 60 transactions that required reporting prior to November 29, 2012.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fredric J. Feldman, Ph.D.	22,000	3,000	9,000	-	-	-	34,000
Elwood D. Howse, Jr.	22,000	3,000	9,000	-	-	-	34,000
Robert J. Spiegel, MD (2)	4,000	3,000	1,000	-	-	-	8,000
William M. Wardell, MD, Ph.D. (2)	4,000	3,000	1,000	-	-	-	8,000
Augustus A. White, III, MD, Ph.D. (2)	4,000	3,000	1,000	-	-	-	8,000
(1)	Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.
(2)	Drs. Spiegel, Wardell and White resigned from the Board on January 17, 2012.

During the year ended December 31, 2012, the Company paid directors Board Fees of $4,000 for the first quarter and $6,000 per quarter thereafter.  All directors are eligible for a grant of nonqualified stock options pursuant to the Company’s 2005 Equity Incentive Plan.  On June 10, 2005, the Board of Directors approved an annual award to each director of a non-qualified stock option to purchase 10,000 shares of the Company’s Common Stock.  The Company granted to each director non-qualified options to acquire 10,000 shares at a price of $0.26 per share on January 1, 2012 (fair value of $1,000).  These options vested immediately and were granted at the closing market price on the date of grant.  All options have been granted with ten-year terms.

The Board of Directors also approved an award on January 1, 2012, to each director of 10,000 shares of the Company’s common stock (fair value of $3,000 on the date of grant).

Director Outstanding Equity Awards at Fiscal Year-End

Name		Option Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
(a)		(b)	(c)	(d)	(e)	(f)
John M. Holliman, III
		200,000			1.75	5/12/2016
		50,000			1.02	2/21/2018
		125,000			0.45	2/3/2019
		100,000			0.82	2/4/2020
		25,000			0.70	10/30/2018
	*	32,500	32,500		0.17	5/18/2022
		65,000			0.16	8/9/2022

Various directors:

(1) (2) (3)		10,000			6.13	12/31/2013
(1) (2) (3)		30,000			7.40	1/23/2014
(1) (2) (3)		10,000			6.25	12/31/2014
(1) (2) (3)		10,000			4.90	1/2/2016
(1) (2) (3)		25,000			1.75	5/12/2016
(1) (2) (3)		10,000			1.43	1/1/2017
(1) (2) (3)		10,000			1.35	1/1/2018
(1) (3)		25,000			0.70	10/30/2018
(1) (2) (3)		10,000			0.42	1/1/2019
(1) (2) (3)		10,000			0.72	1/1/2020
(1)(2)(3)		10,000			0.58	1/1/2021
(1) (2) (3)		10,000			0.26	1/1/2022
(1) (2)	*	17,500	17,500		0.17	5/18/2022
(1) (2)		42,500			0.16	8/9/2022

Feldman, Fred (1)
Holliman, John (2)		* Vest on 5/18/2013
Howse, Elwood (3)		All other directors options were fully vested on 12/31/2012

EXECUTIVE COMPENSATION

The Compensation Committee’s Conclusion

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

Officer and Key Consultant Compensation

On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during ongoing partnering efforts.  Included in the actions taken was the termination of the employment of John M. Holliman, III, Executive Chairman and Randolph C. Steer, MD, Ph.D., President. These individuals have continued as consultants, rather than as employees, at consulting rates which would equate to approximately $100,000 per year for Mr. Holliman and $120,000 per year for Dr. Steer.  As employees, their base compensation had been $200,000 for Mr. Holliman and $325,000 for Dr. Steer.  Les M. Taeger, Chief Financial Officer and Senior Vice President has continued as an employee, but his base compensation was reduced from $242,000 per year to $120,000 per year.  All of these officers had also been eligible for an annual bonus based on individual and Company performance goals of up to 40% of their base compensation.  The Board’s actions included cancellation of the Company’s bonus plan.  The vested outstanding stock options held by each executive will continue to be exercisable while such executive is serving as a consultant to the Company.

Equity Based Compensation

We provide a certain level of cash compensation to each executive as both a short-term reward and to focus executive performance on short-term goals that are part of our long-term strategies. Additionally, we use a combination of stock option grants and common stock awards to generate a commitment to and a long-term investment in our Company.  Grants and awards were determined based on the position and competitive factors, as well as substantial compensation reductions effective October 31, 2011.

Stock Option Grants

In 2012, the Company granted options to employees to purchase 595,000 shares of the Company’s Common Stock with the exercise price determined by the closing market price on the date of grant ($0.16 to $0.26) and an aggregate grant date fair value of $59,000.  This grant included grants to the named executives (Holliman 130,000 shares, Steer 130,000 shares and Taeger 90,000 shares).

Common Stock Awards

On January 1, 2012, Mr. Holliman and each member of the Board of Directors, was awarded 10,000 shares of restricted stock with a fair value of $3,000 on the date of award.

Fringe Benefits, Perquisites and Retirement Benefits.

Our executive employee participates in group health, dental, life, and disability programs and participates in our 401K plan on the same basis as other employees.  No perquisites are provided to executives that in aggregate exceed $10,000 per year.

Joint Venture Bonus Plan

On August 9, 2012, our Board approved a performance based incentive compensation  plan (the “Plan”) for our executive and consultants who were primarily responsible for identifying the investment opportunity for the development of Apo E mimetic peptide AEM-28 and analogs, a class of Cardiovascular drugs targeting indications related to lowering blood cholesterol levels, completing the formation of the joint venture LipimetiX Development LLC (JV), and who will participate in the management of JV.

The Plan provides for a bonus pool, shared 40% by Mr. Holliman, 40% by Dr. Steer and 20% by Mr. Taeger, of 2.5% of the cash or in kind distributions from JV to the Company after the Company has received return of its initial $6,000,000 investment.  The individuals’ interest in the bonus pool vested 50% upon Board approval of the Plan (August 9, 2012) and will vest 50% upon the presentation by the JV to its Members of quantitative/qualitative safety and efficacy results from all protocol-designated endpoints of the AEM-28 Phase 1b/2a clinical trial. There will be accelerated vesting upon the sale of the Company’s interest in JV.  To continue vesting, participants must be an employee or active consultant of the Company.

SUMMARY COMPENSATION TABLE

The following table sets forth, with respect to the years ended December 31, 2012, 2011 and 2010, compensation awarded to, earned by or paid to the Company’s principal executive officer, principal financial officer and key consultant who were serving at the end of the last completed fiscal year (the “named executive officers”).

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John M. Holliman, III Executive Chairman (Principal Executive Officer)	2012 2011 2010	100,000 179,000 (1) 200,000	- - -	3,000(3) 19,000(3) -	14,000(1) 3,000 50,000(1)	- - -	- - -	16,000(1) 264,000(1)(2) 64,000(1)	133,000 465,000 314,000
Randolph C. Steer, MD, Ph.D., Consultant (former President)	2012 2011 2010	120,000 276,000 325,000	25,000 - 88,000	- - -	12,000 19,000 23,000	- - -	- - -	- 325,000 (2) -	157,000 620,000 436,000
Les M. Taeger Chief Financial Officer (Principal Financial Officer)	2012 2011 2010	120,000 237,000 242,000	25,000 - 68,000	- - -	8,000 10,000 16,000	- - -	- - -	- 242,000 (2) -	153,000 489,000 326,000

1.
Mr. Holliman is a member of the Board of Directors and as a director, received compensation of $16,000, $64,000 and $64,000, in cash, in 2012, 2011 and 2010, respectively, and an annual grant of an option to purchase 10,000 shares of the Company’s Common Stock.   Mr. Holliman received total director’s compensation (Board fees, stock awards and option grants) of $20,000, $67,000 and $68,000 in 2012, 2011 and 2010, respectively, as more fully described in the Compensation of Directors section of this Annual Report on Form 10-K.  Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described, for 2012, in Note 5 to the Financial Statements included in this Annual Report on Form 10-K, for 2011, in Note 5 to our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 21, 2012 and for 2010, in Note 5 to the Annual Report on form 10-K/A filed with the Securities and Exchange Commission on March 29, 2011.

2.
On October 31, 2011, the employment of Mr. Holliman and Dr. Steer was terminated and Mr. Taeger’s salary was reduced from $242,000 per year to $120,000.  These actions triggered severance clauses in their employment agreements requiring the payment of severance of one year’s base salary to each executive officer.  For a description of the employment agreements with our named executive offers, please see “Employment Contract, Termination of Employment, and Change-in-Control Arrangements” below.

3.
On January 17, 2011, Mr. Holliman was awarded 50,000 shares of restricted stock which vested on January 17, 2012.  On January 1, 2012, along with the other members of the Board of Directors, Mr. Holliman was awarded 10,000 shares of common stock.

OPTION GRANTS / STOCK AWARDS

The following table sets forth information about stock option grants and stock awards during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

Grants of Plan-based Awards
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards (1) ($)

(a)	(b)	(i)	(j)	(k)	(l)
John M. Holliman, III Executive Chairman	1/1/12 1/1/12 5/18/12 8/9/12	- 10,000 - -	10,000 - 65,000 65,000	0.26 - 0.17 0.16	1,000 3,000 6,000 6,000
Randolph C. Steer, MD, Ph.D. Consultant	5/18/12 8/9/12	- -	65,000 65,000	0.17 0.16	6,000 6,000
Les M. Taeger Chief Financial Officer	5/18/12 8/9/12	- -	45,000 45,000	0.17 0.16	4,000 4,000

Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

(a)	(b)	(c)	(e)	(f)
John M. Holliman, III
	10,000	-	6.13	12/31/2013
	30,000	-	7.40	1/23/2014
	10,000	-	6.25	12/31/2014
	10,000	-	4.90	1/2/2016
	25,000	-	1.75	5/12/2016
	200,000	-	1.75	5/12/2016
	10,000	-	1.43	12/31/2017
	10,000	-	1.35	12/31/2018
	50,000	-	1.02	2/21/2018
	25,000	-	0.70	10/30/2018
	10,000	-	0.42	1/1/2019
	125,000	-	0.45	2/3/2019
	10,000	-	0.72	1/1/2020
	100,000		0.82	2/4/2020
	10,000	-	0.58	1/1/2021
	10,000		0.26	1/1/2022
*	32,500	32,500	0.17	5/18/2022
	65,000		0.16	8/9/2022

Randolph C. Steer, MD, Ph.D.
	200,000	-	1.75	5/12/2016
	50,000	-	1.53	5/21/2017
	50,000	-	1.02	2/21/2018
	75,000	-	0.45	2/3/2019
	50,000	-	0.82	2/4/2020
	50,000	-	0.67	1/17/2021
*	32,500	32,500	0.17	5/18/2022
	65,000		0.16	8/9/2022

Les M. Taeger
	150,000	-	5.15	1/16/2016
	150,000	-	1.70	6/2/2016
	14,706	-	1.02	2/21/2018
	50,000	-	0.45	2/3/2019
	35,000	-	0.82	2/4/2020
**	23,958	1,042	0.67	1/17/2021
*	22,500	22,500	0.17	5/18/2022
	45,000		0.16	8/9/2022

* Vest on 5/18/13
** Vesting over two years monthly

 EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND
CHANGE-IN-CONTROL ARRANGEMENTS

Effective April 5, 2006, Mr. John M. Holliman, III, became Executive Chairman and Principal Executive Officer.   On May 12, 2006, the Company entered into an agreement to compensate Mr. Holliman for his services as the Company’s Executive Chairman and principal executive officer (the “Holliman Agreement”).

Effective October 31, 2011, the employment of Mr. Holliman was terminated which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Mr. Holliman, so that his options became exercisable, and payment of his severance benefit.  Subsequent to October 31, 2011, Mr. Holliman has continued his role as Executive Chairman under a consulting agreement, which provides for compensation at an annual rate of $100,000.  Mr. Holliman did not receive a bonus for 2012 performance as the Company’s bonus plan was terminated in October 2011.

Effective April 5, 2006, Randolph C. Steer, MD, Ph.D., became President of the Company.  Dr. Steer has performed services for the Company since 2002.  On May 12, 2006, the Company also entered into an agreement with Randolph C. Steer, MD, Ph.D., to compensate Dr. Steer for his services as the Company’s President and Chief Operating Officer (the “Steer Agreement”).

Effective October 31, 2011, the employment of Dr. Steer was terminated which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Dr. Steer, so that his options became exercisable, and payment of his severance benefits.  Subsequent to October 31, 2011, Dr. Steer has continued to provide services under a consulting agreement, which provides for compensation at an annual rate of $120,000.  Dr. Steer received a bonus of $25,000 in 2012 for his efforts associated with the LipimetiX Development LLC joint venture transaction.

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

Effective October 31, 2011, Mr. Taeger’s annual base salary was reduced to $120,000 and the Company’s bonus plan was terminated.  Mr. Taeger received a bonus of $25,000 in 2012 for his efforts associated with the LipimetiX Development LLC joint venture transaction.

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

At December 31, 2012, unvested options held by named executive officers had intrinsic value of $3,000 and accordingly, accelerated vesting clauses if triggered at December 31, 2012, would have provided $3,000 of additional compensation to the named executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock at February 28, 2013 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group.  At February 28, 2013 there were 40,885,411 shares of the Company’s Common Stock outstanding.

	Common Stock
	Beneficially Owned (1)
Beneficial Owner	Number	Percent of Class
Fredric J. Feldman (2)	485,064	1.2
John M. Holliman, III (3)	1,323,272	3.2
Elwood D. Howse, Jr. (4)	507,203	1.2
Randolph C. Steer (5)	701,298	1.7
Les M. Taeger (6)	588,280	1.4
BVF Group (7)	7,755,688	19.0
Lloyd Miller, III (8)	6,399,889	15.7
All directors and executive officers as a group (9)	3,605,117	8.3

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

(2)	Includes 284,500 shares Dr. Feldman has a right to acquire upon exercise of stock options. Voting and investment power shared with spouse.
(3)
Includes 836,000 shares Mr. Holliman has a right to acquire upon exercise of stock options, 3,000 shares indirectly owned as trustee and 1,658 shares indirectly owned as trustee of Valley Ventures III, LP.

(4)	Includes 284,500 shares Mr. Howse has a right to acquire upon exercise of stock options.
(5)	Includes 656,000 shares Dr. Steer has a right to acquire upon exercise of stock options.
(6)	Includes 543,706 shares Mr. Taeger has a right to acquire upon exercise of stock options.
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

(8)
Lloyd Miller, III, is not a related party or otherwise affiliated with the Company, its directors or officers, and the principal business office of the Reporting Person is located at 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401

(9)	Includes 2,419,706 shares directors and executive officers have a right to acquire upon exercise of stock options.

The address of each of the listed stockholders, unless noted otherwise, is in care of Capstone Therapeutics Corp., 1275 West Washington Street, Suite 101, Tempe, AZ 85281.

EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2012, aggregated into two categories - plans that have been approved by stockholders and plans that have not.  See Note 5 to the financial statements included in this Annual Report on Form 10-K for additional information on our equity compensation plans.

	Number of securities to	Weighted average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected in
column (a)
Plan Category:	(c)	(b)	(c)
Equity Compensation Plans approved by Security Holders	3,218,264	$1.71	131,061
Equity Compensation Plans not approved by Security Holders	N/A	N/A	N/A
Total	3,218,264	$2.08	131,061

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors reviews transactions with related parties, but has no formal policies in place with respect to such reviews or the approval of such transactions.  During 2012 there were no reported related party transactions with directors, executive officers or other related parties, which might have required disclosure under SEC rules or which were otherwise material to the Company.

The Company has entered into indemnity agreements with all of its directors and officers for the indemnification of and advancing of expenses to such persons to the fullest extent permitted by law.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2012 and December 31, 2011 by our principal accounting firm Moss Adams LLP.

Type of Fee	Amount
	2012	2011
Audit Fees (1)	$132,000	$59,000
Audit-Related Fees (2)	7,000	-
Total Audit and Audit-Related Fees	139,000	59,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	139,000	59,000

(1)
Audit fees include fees for services rendered in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011 and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the applicable fiscal year.

(2)
Audit-related fees would include fees for services rendered for matters such as a business combination, sales of shares of the Company’s common stock, and responses to accounting and reporting-related matters.

(3)	Tax fees would include fees for services rendered for tax compliance, preparation of original and amended tax returns, claims for refunds and other tax services.
(4)
Our principal accounting firms did not perform nor bill the Company for any other services during the fiscal years ended December 31, 2012 and 2011 that are appropriately classified as “All Other Fees.”

The Audit Committee has concluded that the services provided by the principal accounting firms that were not related to the audit of the Company’s financial statements were at all times compatible with maintaining that firm’s independence.

Consistent with the rules of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of, the independent auditor.  In recognition of this responsibility, the Audit Committee has included in its charter the responsibility to pre-approve “all auditing services and permitted non-auditing services proposed to be performed by the independent auditor, subject to the de minimis exceptions for non-audit services that were not recognized as non-audit services at the time of engagement and which are subsequently approved by the committee prior to completion of the audit.”  No fees were paid to the independent auditor pursuant to the “de minimis” exception to the foregoing pre-approval policy in 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of Capstone Therapeutics Corp. and Report of our  Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - December 31, 2012 and 2011.

Consolidated Statements of Operations - Each of the years in the two-year period ended December 31, 2012 and for the period of August 5, 2004 through December 31, 2012.

Consolidated Statements of Changes in Equity - Each of the years in the two-year period ended December 31, 2012 and for the period of August 5, 2004 through December 31, 2011.

Consolidated Statements of Cash Flows - Each of the years in the two-year period ended December 31, 2012 and for the period of August 5, 2004 through December 31, 2012.

Notes to Consolidated Financial Statements.

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

CAPSTONE THERAPEUTICS CORP.

Date: March 14, 2013	By	/s/ John M. Holliman, III
John M. Holliman, III Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 193 4, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer) and Director	March 14, 2013
/s/ Fredric J. Feldman Fredric J. Feldman, Ph.D.	Director	March 14, 2013
/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 14, 2013
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2013

S-1

Capstone Therapeutics Corp. (“the Company”)
(Formerly OrthoLogic Corp.)
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2012

Exhibit No.	Description	Incorporated by Reference To:	Filed Or Furnished Herewith

3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock, executed June 19, 2007	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 25, 2007 (“June 25th 2007 8-K”)
3.2	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
3.3	Certificate of Incorporation, as amended through May 21, 2010	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 9, 2010
4.1	Class A Warrant Agreement dated February 24, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest)	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2006
4.2	Class A Warrant Agreement dated June 30, 2006 by and between OrthoLogic Corp. and PharmaBio Development Inc	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006
4.3
Amended and Restated Class B Warrant Agreement dated February 24, 2006, and amended and restated as of June 30, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest) (asterisks located within exhibit denote information that has been redacted pursuant to a request for confidential treatment filed with the SEC)
Exhibit 4.4 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed with the SEC on May 25, 2010.
10.1	Form of Indemnification Agreement(*)	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	1997 Stock Option Plan of the Company, as amended and approved by the stockholders (1)	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 2, 2005
10.3	Form of Incentive Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (**)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005
10.4	Form of Non-qualified Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (**)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006
10.5	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005
10.6	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)
10.7	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K

10.8	Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development Inc., dated February 24, 2006.	Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 13, 2006 (April 2006 S-3)
10.9	Registration Rights Agreement by and between OrthoLogic Corp. and PharmaBio Development Inc., dated February 24, 2006	Exhibit 4.8 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed with the SEC on May 25, 2010.
10.10	Registration Rights Agreement by and between OrthoLogic Corp., AzERx, Inc., and Certain Shareholders, dated February 27, 2006	Exhibit 10.3 to the Company’s April 2006 S-3
10.11	Amended and Restated License Agreement dated February 23, 2006 by and between OrthoLogic Corp. and Arizona Science Technology Enterprises, LLC	Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 25, 2006
10.12	2005 Equity Incentive Plan (2005 Plan) (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.13	Form of Incentive Stock Option Grant Letters for Grants under the 2005 Plan (**)	Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2006, filed on August 8, 2006 (“June 2006 10-Q”)
10.14	Form of Non-Qualified Stock Options Grant Letter for Grants under the 2005 Plan (**)	Exhibit 10.2 to the Company’s June 2006 10-Q
10.15	Form of Restricted Stock Grant Letters for Grants under the 2005 Plan (**)	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.16	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
10.17	Lease Agreement dated July 19, 2007, by and between the Company and Phoenix Investors #13, L.L.C.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2007
10.18	First Amendment to Lease dated April 28, 2010 by and between OrthoLogic Corp. and Phoenix Investors #20, L.L.C.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 9, 2010
10.19	Second Amendment to Lease Agreement dated January 5, 2004 by and between Phoenix Investors #20, L.L.C. and Capstone Therapeutics Corp.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the SEC on May 13, 2011.
10.20
Contribution Agreement by and among LipimetiX, LLC, Capstone Therapeutics Corp., LipimetiX Development, LLC, The UAB Research Foundation, Dennis I. Goldberg, Ph.D. (“Goldberg”), Philip M. Friden, Ph.D., Eric Morrell, Ph.D., G. M. Anantharamaiah, Ph.D. and Palgunachari Mayakonda, Ph.D., Frederick Meyer, Ph.D., Michael Webb, and Jeffrey Elton, Ph.D., effective as of August 3, 2012.
Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.21
Limited Liability Company Agreement of LipimetiX Development, LLC, by and among LipimetiX Development, LLC, Capstone Therapeutics Corp., and the other members and managers party thereto, effective as of August 3, 2012.
Exhibit 10.2 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012

10.22	First Amendment and Consent to Assignment of Exclusive License Agreement by and among The UAB Research Foundation, LipimetiX, LLC and LipimetiX Development, LLC, dated as of August 3, 2012.	Exhibit 10.3 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.23	Management Agreement by and among LipimetiX Development, LLC, Benu BioPharma, Inc., Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D., effective as of August 3, 2012.	Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.24	Accounting Services Agreement by and among LipimetiX Development, LLC and Capstone Therapeutics Corp., effective as of August 3, 2012.	Exhibit 10.5 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.25	Escrow Agreement by and among Capstone Therapeutics Corp., LipimetiX Development, LLC dated as of August 3, 2012	Exhibit 10.6 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.26	Exclusive License Agreement between the UAB Research Foundation and LipimetiX LLC dated August 26, 2011	Exhibit 10.7 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.27	Capstone Therapeutics Corp. Joint Venture Bonus Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 8, 2012
23.1	Consent of independent registered public accounting firm.		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended		X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350***
101
The following financial information from our Annual Report on Form 10-K for the fiscal year 2012, filed with the SEC on March 14, 2013  formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2012 and 2011, (ii) the Consolidated  Statements of Operations for the years ended 2012 and 2011 and one hundred and one months ended December 31, 2012, (iii) the Consolidated Statements of Cash Flows for the two years ended December 31, 2012 and 2011 and the one hundred and one months ended December 31, 2012, and (iv) Notes to Consolidated Financial Statements. ***

(1)	Management contract or compensatory plan or arrangement.

*
Capstone Therapeutics Corp. has entered into separate indemnification agreements with each of its current directors and executive officers that differ only in party names and dates.  Pursuant to the instructions accompanying Item 601 of Regulation S-K, Capstone has filed the form of such indemnification agreement.

**
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

***	Furnished herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Capstone Therapeutics Corp.

We have audited the accompanying consolidated balance sheets of Capstone Therapeutics Corp. (formerly OrthoLogic Corp.) (a development stage company) (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2012 and for the period August 5, 2004 (inception) through December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.   Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capstone Therapeutics Corp. (a development stage company) as of December 31, 2012 and 2011 and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2012 and for the period from August 5, 2004 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States.

Scottsdale, Arizona
March 14, 2013
/s/ Moss Adams LLP

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents, $4,499 reserved at December 31, 2012	$10,205	$13,778
Other current assets	383	758
Total current assets	10,588	14,536

Patent license rights, net	980	-
Furniture and equipment, net	23	160
Total assets	$11,591	$14,696

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$233	$77
Accrued compensation	6	13
Other accrued liabilities	55	29
Total current liabilities	294	119

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 40,885,411 shares in 2012 and 40,775,411shares in 2011 issued and outstanding
Additional paid-in capital	189,181	189,074
Accumulated deficit ($150,335 at December 31, 2012 and $146,755 at December 31, 2011, accumulated during development stage period)	(178,097)	(174,517)
Total Capstone Therapeutics Corp. stockholders' equity	11,104	14,577
Noncontrolling interest	193	-
Total equity	11,297	14,577

Total liabilities and equity	$11,591	$14,696

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			As a Development
	Years ended December 31,		Stage Company
			August 5, 2004 -
	2012	2011	December 31, 2012

OPERATING EXPENSES
General and administrative	$1,764	$3,506	$31,486
Research and development	2,385	6,394	102,434
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	4,149	9,900	167,856

Interest and other income, net	(96)	(31)	(13,854)
Loss from continuing operations before taxes	4,053	9,869	154,002
Income tax benefit	-	(158)	(1,355)
Loss from continuing operations	4,053	9,711	152,647
Discontinued operations - net gain on sale of the bone device business, net of taxes of $267	-	-	(2,202)
Net Loss	4,053	9,711	150,445

Less: Net Loss attributable to the noncontrolling interest	(473)	-	(473)
Net Loss attributable to Capstone Therapeutics Corp. stockholders	$3,580	$9,711	$149,972
Per Share Information:
Net loss, basic and diluted, attributable to Capstone Therapeutics Corp. stockholders	$0.09	$0.24
Basic and diluted shares outstanding	40,879	40,775

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

		Capstone Therapeutics Corp. Stockholders' Equity
	Potentially					Non
	Redeemable	Common Stock		Additional	Accumulated	controlling
	Equity	Shares	Amount	Paid in Capital	Deficit	Interest	Total
Balance August 5, 2004 (prior to the acquisition of CBI)	$-	34,550	$17	$146,125	$(27,762)	$-	$118,380
Acquisition of CBI, August 5, 2004	-	3,248	2	23,451	-	-	23,453
Acquisition of AzERx, February 27, 2006	-	1,355	1	7,763	-	-	7,764
Exercise of common stock options	-	997	-	4,579	-	-	4,579
Stock-based compensation cost	-	-	-	3,346	-	-	3,346
Compensation earned on stock awards	-	494	-	1,200	-	-	1,200
Sale of common stock	-	1,263	1	3,375	-	-	3,376
Common stock purchased and retired	-	(1,132)	(1)	(1,040)	-	-	(1,041)
Recognized uncertain tax position	-	-	-	-	(363)	-	(363)
Reclassification of share-based awards liability	-	-	-	(541)	-	-	(541)
Recognition of potentially redeemable equity, net of amortization	15,556	-	-	-	(15,556)	-	(15,556)
Net loss August 5, 2004 through December 31, 2010	-	-	-	-	(136,681)	-	(136,681)
Balance December 31, 2010	15,556	40,775	20	188,258	(180,362)	-	7,916
						-
De-recognition of potentially redeemable equity, net of amortization	(15,556)	-	-	-	15,556	-	15,556
Stock-based compensation cost	-	-	-	159	-	-	159
Reclassification of share-based awards liability	-	-	-	657	-	-	657
Net loss	-	-	-	-	(9,711)	-	(9,711)
Balance December 31, 2011	-	40,775	20	189,074	(174,517)	-	14,577

Formation of Joint Venture	-	-	-	-	-	666	666
Stock-based compensation cost	-	110	-	107	-	-	107
Net loss	-	-	-	-	(3,580)	(473)	(4,053)
Balance December 31, 2012	$-	40,885	$20	$189,181	$(178,097)	$193	$11,297

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			As a
			Development
			Stage Company
	Years Ended December 31,		August 5, 2004 -
	2012	2011	December 31, 2012

OPERATING ACTIVITIES
Net loss	$(4,053)	$(9,711)	$(150,445)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	29	117	3,971
Non-cash stock-based compensation	107	159	4,931
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:	-
Interest, income taxes and other current assets	375	(115)	1,325
Accounts payable	156	(169)	(738)
Accrued liabilities	19	(871)	(2,956)
Cash flows used in operating activities	(3,367)	(10,590)	(111,129)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	(19)	(1,044)
Proceeds from sale of assets	172	-	7,172
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent rights	(378)	-	(1,028)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows provided by (used in) investing activities	(206)	(19)	58,980
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,573)	(10,609)	(45,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,778	24,387	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,205	$13,778	$10,205

Supplemental Disclosure of Non-Cash Investing Activities -	LipimetiX		LipimetiX/AzERx/CBI
LipimetiX/AzERx/CBI Acquisitions:
Current assets acquired	$-		$29
Patent rights acquired	1,045		3,187
Liabilities acquired, and accrued acquisition costs	-		(457)
Original investment reversal	-		(750)
In-process research and development acquired	-		34,311
Noncontrolling interest	(667)		(667)
Common stock issued for acquisition	-		(31,217)
Cash paid	$378		$4,436

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel therapeutic peptides aimed at helping patients with under-served medical conditions.  Previously we were focused on development and commercialization of two product platforms: AZX100 and Chrysalin (TP508 or rusalatide acetate).

On October 13, 2011, the Company’s Board of Directors adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  At December 31, 2012, we had two employees.  We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

On January 20, 2012, we announced additional steps we took to preserve cash and move towards a virtual operating model while we continued efforts to create shareholder value through a development partnership (of clinical or pre-clinical stage assets) or other strategic transactions.  Those steps included:

•
We ceased clinical development of AZX100, formerly our principal drug candidate, in dermal scarring.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.

•
We ceased all activities related to the development of TP508, our initial drug candidate, and returned the patent and other intellectual property we owned related to TP508 to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  We no longer have any interest in or rights to TP508.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL cholesterol.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV see Note 10 to these financial statements.

Description of Prior and Current Peptide Drug Candidates.

AZX100

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

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E binding domain that is removed by heparin sulfate receptors in the liver. AEM-28 as an Apo E mimetic has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia, HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with the University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.  See Note 10 to these financial statements for further comments on the joint venture.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC,  (see Note 10 to these financial statements) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2012, we have incurred $150 million in net losses as a development stage company.

OrthoLogic Corp. commenced doing business under the trade name of Capstone Therapeutics on October 1, 2008, and we formally changed our name from OrthoLogic Corp. to Capstone Therapeutics Corp. on May 21, 2010.

In this Annual Report, references to “we”, “our”, the “Company”, “Capstone Therapeutics”, “Capstone”, and “OrthoLogic” refer to Capstone Therapeutics Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.  References to our joint venture refer to LipimetiX Development, LLC.

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

Our Development Stage significant estimates include the Chrysalis Biotechnology, Inc. and AzERx purchase price allocations, income taxes, contingencies, accounting for stock-based compensation and accounting for the formation and consolidation of LipimetiX Development, LLC.

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

Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and investments purchased with an original or remaining maturity of three months or less when acquired.  Cash and cash equivalents include $4.5 Million held in, and reserved for use by, LipimetiX Development, LLC.

Furniture and equipment.  Furniture and equipment are stated at cost.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years.  Leasehold improvements are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest.

  Research and development expenses.  Research and development represents both costs incurred internally for research and development activities, as well as costs incurred to fund the research activities with which we have contracted and certain payments regarding the clinical testing of our product candidates.  Research and development costs are generally expensed when incurred.  Nonrefundable advance payments are capitalized and recorded as expense when the respective product or service is delivered.

Accrued Clinical.  Accrued clinical represents the liability recorded on a per subject basis of the costs incurred for our human clinical trials.  Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the subject. We had no active clinical trials at December 31, 2012.  Our Phase 1a and Phase 1b clinical trials for AZX100 in dermal scarring were both commenced and completed during 2008. In the first quarter of 2009, we commenced Phase 2 clinical trials for AZX100 in keloid scar revision and dermal scarring following shoulder surgery.  In 2010, we completed our Phase 2 clinical trials in keloid scar revision and in 2011 we completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.

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

Concurrent with the issuance of the put rights (as discussed further at Note 13), all of the Company’s vested and outstanding share-based payments awards were required to be accounted for as liability awards.  ASC 718 requires liability classified share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recorded at fair value as of the grant date and re-measured at each reporting period with subsequent changes charged to operations.   At December 31, 2010, the fair value of liability classified stock option awards is calculated utilizing the Black-Scholes option pricing model as probability weighted for potential put right outcomes.  The valuation model utilizes inputs including expected volatility, expected life, risk-free interest rate, expected dividends and probability weighting (Level 3 inputs).  We use the historical volatility adjusted for future expectations.  The expected life is based on the remaining contractual life of the awards.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our awards.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The probability-weighting is based on expectations as to the outcome of the exercise of the put rights.  The fair value of restricted stock awards classified as liabilities are calculated using the then estimated put price determined as defined in our Certificate of Incorporation. To the extent that we granted additional equity securities to employees, our stock-based compensation expense was increased by the additional compensation resulting from those additional grants, but continued to be recorded as a liability and re-measured at each reporting period. Upon expiration of the put rights on June 30, 2011, the remaining share-based payment awards liability was reclassified to stockholders’ equity.

During the year ended December 31, 2011, the Level 3 activity related to the Company’s liability classified share-based payment awards was not material.

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

The Company recorded stock-based compensation of $107,000 in 2012 and $159,000 in 2011, which increased the net loss.  Loss per weighted average basic and diluted shares outstanding increased by less than $0.01 per share in 2012 and $0.01 per share in 2011 due to stock-based compensation.

 Loss per common share.  In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the years ended December 31, 2012 and 2011, no shares were determined to be outstanding and excluded from the calculation of diluted loss per share because they were anti-dilutive.  At December 31, 2012, options and warrants to purchase 3,382,393 shares of our common stock, at exercise prices ranging from $0.16 to $7.83 per share, were outstanding.

Income Taxes.  Under ASC Topic 740 “Income Taxes” (“ASC 740”), income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities.  We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized.  Pursuant to ASC 740, we have determined that the deferred tax assets at December 31, 2012 and 2011 require a full valuation allowance given that it is not “more-likely-than-not” that the assets will be recovered.

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

Based on our evaluation upon the adoption of ASC 740 on January 1, 2007 and in accordance with ASC 740, the Company recognized a cumulative-effect adjustment of $363,000 at January 1, 2007, increasing its liability for unrecognized tax benefits, interest, and penalties and increasing accumulated deficit.  Subsequent to adoption of ASC 740, each period we evaluate the tax years that remain open for assessment for federal and state tax purposes.  At December 31, 2012, tax years 2008 through 2012 remain open.

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

We may, from time-to-time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012 and 2011, the Company did not recognize a material amount in interest and penalties.

Put rights. The put rights were considered embedded equity derivatives within our common stock under derivatives accounting standards.  The fair value of the put rights has been bifurcated from the value of our potentially redeemable equity and we recognized subsequent changes in the fair value of the put rights within the statement of operations.  At December 31, 2010, the value of the bifurcated put right liability was not material.  The put rights expired on June 30, 2011.

Potentially redeemable equity. The potential obligation at December 31, 2010, created by the put rights, to purchase shares of its common stock, assuming redemption of 100% of the Company’s outstanding shares of common stock at December 31, 2010, and using the estimated put price determined as defined in our Certificate of Incorporation, was reclassified at December 31, 2010 to potentially redeemable equity.  This amount was adjusted each reporting period to reflect changes in the put right redemption obligation.  The put rights expired on June 30, 2011, ending the potential redemption obligation.

Patents.  Patent license rights were recorded at $1,043,000, their estimated fair value on the date they were acquired, August 3, 2012.  Their cost will be amortized on a straight-line basis over the key patent life of eighty months.  At December 31, 2012, accumulated amortization totaled $65,000.  If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.

Joint Venture Accounting.  The Company entered into a joint venture in which is has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions ($10,000 monthly accounting fee paid by joint venture to Company) have been eliminated. Joint venture losses will recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0. Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).

Legal and Other Contingencies

As discussed in Note 11 “Contingency – Legal Proceedings” the Company is subject to legal proceedings and claims that arise in the course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, if the qui tam legal matter is resolved against the Company in excess of management’s expectations, the Company’s financial statements could be materially adversely affected.

2.	INVESTMENTS

At December 31, 2012 and December 31, 2011, investments were classified as held-to-maturity securities, as we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.  Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently or other-than-temporarily impaired in value.

As of December 31, 2012 and 2011, all investments were in investments with maturities less than 90 days and are included in cash and cash equivalents.

3.	FURNITURE AND EQUIPMENT

The components of furniture and equipment at December 31 are as follows (in thousands):

	December 31,
	2012	2011
Machinery and equipment	$601	$1,215
Furniture and fixtures	57	69
Leasehold improvements	36	36
	694	1,320
Less accumulated depreciation and amortization	(671)	(1,160)
Total	$23	$160

Depreciation and leasehold improvement amortization expenses for the years ended December 31, 2012 and 2011, and for the period of August 5, 2004 through December 31, 2012 were $47,000, $117,000 and $1,363,000, respectively.

4.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2012	2011
Accruals and reserves	$1	$2
Valuation allowance	(1)	(2)
Total current	-	-
NOL, AMT and general business credit carryforwards	55,039	53,801
Difference in basis of fixed assets	114	93
Accruals and reserves	522	898
Difference in basis of intangibles	13	443
Valuation allowance	(55,688)	(55,235)
Total non current	-	-
Total deferred income taxes	$-	$-

ASC 740 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period-to-period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $56 million and $55 million at December 31, 2012 and 2011, respectively.  The valuation allowance at both 2012 and 2011 includes approximately $2.7 million for net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital.  The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

The components of the income tax provision (benefit) are as follows (in thousands):

			As a
			Development
			Stage Company
	Years Ended December 31		August 5, 2004 -
	2012	2011	December 31, 2012
Provision (benefit) for income taxes
Current	$-	$(158)	$(2,461)
Deferred	-	-	1,106
Income tax provision (benefit)	$-	$(158)	$(1,355)

The 2011 income tax benefit results from Arizona state income tax legislation passed in 2010 that provides for the refund of seventy five percent of the 2011 Arizona state research and development tax credit for entities that would otherwise not be able to utilize their 2011 Arizona research and development tax credits to reduce 2011 Arizona state income taxes currently payable.

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

We have accumulated approximately $139 million in federal and $51 million in state net operating loss carryforwards (“NOLs”) and approximately $5 million of research and development and alternative minimum tax credit carryforwards.  The federal NOLs expire between 2023 and 2032.  The Arizona state NOL’s expire between 2013 and 2032.  The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

The AzERx and CBI acquisitions were treated as tax free reorganizations under Internal Revenue Code Section 368 and therefore resulted in a carryover basis and no income tax benefit for the related acquisition costs, including in-process research and development costs.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2012 and 2011 and for the period of August 5, 2004 through December 31, 2012 (in thousands):

			As a
			Development
			Stage Company
	Years Ended December 31		August 5, 2004 -
	2012	2011	December 31, 2012
Income tax provision (benefit) at statutory rate	$(1,217)	$(3,356)	$(52,198)
State income taxes	(165)	(454)	(5,958)
Purchased in-process research and development	-	-	12,533
Research credits	9	(366)	(5,938)
Change in uncertain tax position reserve	-	-	(363)
Expiration of state NOL	450	867	3,481
Other	472	118	2,021
Change in valuation allowance	451	3,033	45,067
Net provision (benefit)	$-	$(158)	$(1,355)

5.	STOCKHOLDERS’ EQUITY

The number of common shares reserved for issuance under the OrthoLogic 1987 option plan was 4,160,000 shares. This plan expired during October 1997.  In May 1997, our stockholders adopted a new stock option plan (the “1997 Plan”).  The 1997 Plan reserved for issuance 1,040,000 shares of Common Stock.  Subsequent to its original adoption, the Board of Directors and stockholders approved amendments to the 1997 Plan that increased the number of shares of common stock reserved for issuance to 4,190,000.  The 1997 Plan expired in March 2007.  In May 2006, our stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and reserved 2,000,000 shares of our common stock for issuance.  In May 2009, our stockholders approved the reservation of an additional 1,250,000 shares of common stock for issuance under the 2005 Plan, which increased the total shares available for grant under the 2005 Plan to 3,250,000 shares.  At December 31, 2012, 131,061 shares remained available to grant under the 2005 Plan (the 1997 plan and the 2005 plan are collectively referred to as “The Plans”).  Two types of options may be granted under the Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code.  All eligible employees may receive more than one type of option.  Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

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

We used the Black-Scholes model with the following assumptions to determine the total fair value of $59,000 and $75,000 for options to purchase 595,000 and 374,000 shares of our common stock issued during 2012 and 2011, respectively.

	2012	2011
Risk free interest rate	0.8%	2.0 - 2.7%
Volatility	74%	66%
Expected term from vesting	4.0 Years	3.9 Years
Dividend yield	0%	0%

Summary

Non-cash stock compensation cost for the year ended December 31, 2012, totaled $107,000.  In the Statement of Operations for the year ended December 31, 2012, non-cash stock compensation expense of $98,000 was recorded as a general and administrative expense and $9,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the year ended December 31, 2011, totaled $159,000.  In the Statement of Operations for the year ended December 31, 2011, non-cash stock compensation expense of $138,000 was recorded as general and administrative expense and $21,000 was recorded as research and development expense.

No options were exercised in the years ended December 31, 2012 and 2011.

At December 31, 2012, the remaining unamortized non-cash stock compensation costs totaled approximately $2,000, which will be recognized ratably over the period ending December 31, 2014, with an estimated weighted average period of one year.

A summary of option activity under our stock option plans for the years ended December 31, 2012 and 2011 is as follows:

	2012			2011
			Weighted
		Weighted	average		Weighted
		average	remaining		average
	Number of	exercise	contractual term	Number of	exercise
	Options	price	(years)	Options	price

Options outstanding at the beginning of the year:	3,372,501	$2.08		3,610,173	$2.32
Granted	595,000	$0.17		210,000	$0.64
Exercised	-			-
Expired / Forfeited	(749,237)	$2.16		(447,672)	$3.33
Outstanding at end of year	3,218,264	$1.71	4.96	3,372,501	$2.08
Options exercisable at year-end	3,083,680	$1.78	4.77	3,284,426	$2.12
Options vested and expected to vest at year end	3,123,618	$1.76	4.83	3,352,886	$2.32

On January 17, 2011, the Board of Directors of the Company granted John M. Holliman 50,000 shares of restricted common stock (fair value on the date of grant of $19,000), which vested January 17, 2012.  On January 17, 2012, the Board of Directors was each granted 10,000 shares of unrestricted common stock (total fair value on the date of grant of $18,000).  The Company had no unvested common stock share awards as of December 31, 2012.

It is the Company’s policy to issue options from stockholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of stockholder approved plans.  The options granted to employees under stockholder approved incentive plans have a ten-year term and normally vest over a two to four-year period of service.  All stock options are granted with an exercise price equal to the current market value on the date of grant and, accordingly, stock options have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at December 31, 2012 of $0.17, stock options exercisable or expected to vest at December 31, 2012, have intrinsic value of $3,000.

Warrants

At December 31, 2012 and 2011, the Company has fully vested warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and fully vested warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016. No warrants were exercised during the years ended December 31, 2012 or 2011.

6.	COMMITMENTS

During 1998 through 2007, we were obligated under a non-cancelable operating lease agreement for a Tempe, Arizona office and research facility.  Rent expense for the years ended December 31, 2012 and 2011, and for the period of August 5, 2004 through December 31, 2012 was $263,000, $263,000 and $5,095,000, respectively.  We subleased portions of the Tempe facility to other tenants and approximately 45% of the Tempe facility was subleased through December 2007, which offset our lease expense.  The Company recorded $2,299,000 of sublease income for the period of August 5, 2004 through December 31, 2007.  The Company had no sublease income in the years subsequent to 2007.

On July 19, 2007, the Company entered into a lease, which became effective upon the expiration of its previous lease, for 17,000 square feet of space in the same Tempe, Arizona facility.  This lease calls for monthly rental payments of $22,000, plus a proportionate share of building operating expenses and property taxes.  The term of this lease is sixty months from March 1, 2008. In January of 2013, this lease was amended to extend the lease to February 28, 2015, with the rentable square feet of space reduced to 2,845 square feet and monthly rental payments of $4,000.

7.	401(K) PLAN

We adopted a 401(k) plan for our employees on July 1, 1993 and terminated the plan on November 30, 2012.  There was no 401(k) Company contribution in 2012 or 2011.

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

The Rights Agreement expired June 19, 2012.

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

10.	JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETICPEPTIDE MOLECULE AEM-28 AND ANALOGS

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

LipimetiX LLC contributed to JV all intellectual property rights for Apo E mimetic molecules it owned and assigned its Exclusive License Agreement between the University of Alabama Birmingham Research Foundation (“UABRF”) and LipimetiX LLC, for the UABRF intellectual property related to Apo E mimetic molecules AEM-28 and analogs, in return for 400,000 voting common ownership units representing 40% ownership in JV, and $378,000 in cash (for certain initial patent related costs and legal expenses).

LipimetiX LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UABRF to commercialize UABRF’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs.  Benu is composed of Dennis Goldberg, Ph.D., Phillip M. Friden, Ph.D. and Eric M. Morrel, Ph.D.  The Exclusive License Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement.  The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, currently estimated to be approximately by 2028.  The Agreement also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $1,000,000 and minimum royalty payment of $1,000,000 to $5,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs.  UABRF will also receive 15% of Non Royalty Income received after August 25, 2014 and a greater percentage if received before that date.

Concurrent with entering into the Contribution Agreement and the First Amendment and Consent to Assignment of Exclusive License Agreement between LipimetiX LLC, UABRF and the Company, the Company and LipimetiX LLC entered into a Limited Liability Company Agreement for JV which establishes a Joint Development Committee (“JDC”) to manage JV development activities.  The JDC is composed of three members appointed by LipimetiX LLC and two members appointed by the Company.  Non-development JV decisions, including the issuance of new equity, incurrence of debt, entry into strategic transactions, licenses or development agreements, sales of assets and liquidation,  will be decided by a majority vote of the common ownership units.

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

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions of $50,000, of $1,183,000 for the period from August 3, 2012 (inception) to December 31, 2012, of which $710,000 is allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  At December 31, 2012, losses totaling $473,000 have been allocated to the noncontrolling interests.

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

On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during our ongoing partnering efforts and effected a reduction from 18 employees to four employees.  Included in the actions taken, was the termination of the employment of John M. Holliman, III, Executive Chairman, and Randolph C. Steer, MD, Ph.D.  Each of these individuals has continued in his prior role as a consultant, rather than as employees and Les M. Taeger, Chief Financial Officer and Senior Vice President, has continued as an employee, but all will be at consulting/salary rates reflecting substantial reductions in compensation. All of these officers had also been eligible for an annual bonus based on individual and Company performance goals of up to 40% of their base compensation.  The Board’s actions included termination of the Company bonus plan.

Severance payments authorized by the Board related to changes in employment and compensation totaled approximately $1,700,000, of which approximately $1,362,000 were required by employment agreements.  Most severance payments occurred in the fourth quarter of 2011.  No amounts related to the severance were accrued as of December 31, 2012 or 2011.

13.	PUT RIGHTS AND POTENTIALLY REDEEMABLE EQUITY

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

The issuance of the put rights also caused the Company’s share-based payment awards to be classified as liability awards and warrants to be accounted for as liabilities. The issuance of the Put Rights did not impact the accounting for the Stockholders’ Rights as described in Note 8 to these financial statements, as these Rights were clearly and closely related to the Company’s common stock.