Form 10-Q
period 2013-03-31
Capstone Therapeutics Corp.
filed 2013-05-15
CIK 887151

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to   _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ___   Accelerated filer ___
Non-accelerated filer ___ (do not check if a smaller reporting company)    Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
40,885,411 shares of common stock outstanding as of April 30, 2013

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 101

Forward Looking Statements

           We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Form 10-K for the year ended December 31, 2012, include, but are not limited to:

•	the impact of our actions to preserve cash, including the reduction from eighteen employees to two employees and additional steps taken towards a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy for AEM-28;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA approval for product candidates; and
•	effect of the ongoing qui tam litigation on our stock price, liquidity, and our ability to execute corporate or other transactions, or our ability to continue operations.

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, $3,751 reserved at March 31, 2013	$9,201	$10,205
Other current assets	305	383
Total current assets	9,506	10,588

Patent license rights, net	941	980
Furniture and equipment, net	13	23
Total assets	$10,460	$11,591

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$313	$233
Other accrued liabilities	21	61
Total current liabilities	334	294

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	20	20
100,000,000 shares authorized; 40,885,411 shares in 2013 and 2012 issued and outstanding
Additional paid-in capital	189,198	189,181
Accumulated deficit ($151,330 at March 31, 2013 and
$150,335 at December 31, 2012, accumulated during
development stage period)	(179,092)	(178,097)
Total Capstone Therapeutics Corp. stockholders' equity	10,126	11,104
Noncontrolling interest	-	193
Total equity	10,126	11,297

Total liabilities and equity	$10,460	$11,591

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

			As a Development
	Three months ended March 31,		Stage Company
			August 5, 2004 -
	2013	2012	March 31, 2013

OPERATING EXPENSES
General and administrative	$433	$424	$31,920
Research and development	912	556	103,346
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	1,345	980	169,202

Interest and other income, net	(157)	(4)	(14,011)
Loss from continuing operations before taxes	1,188	976	155,191
Income tax benefit	-	-	(1,355)
Loss from continuing operations	1,188	976	153,836
Discontinued operations - net gain on sale of
the bone device business, net of taxes of $267	-	-	(2,202)
Net Loss	1,188	976	151,634

Less: Net Loss attributable to the noncontrolling
interest	(193)	-	(666)
Net Loss attributable to Capstone Therapeutics
Corp. stockholders	$995	$976	$150,968
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutics Corp. stockholders	$0.02	$0.02
Basic and diluted shares outstanding	40,885	40,865

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Three months ended		Stage Company
	March 31,		August 5, 2004 -
	2013	2012	March 31, 2013
OPERATING ACTIVITIES
Net loss	$(1,188)	$(976)	$(151,634)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization, net of gain on sale	45	24	4,016
Non-cash stock compensation	17	28	4,948
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	78	226	1,404
Accounts payable	80	67	(658)
Accrued liabilities	(40)	(30)	(2,996)
Cash flows used in operating activities	(1,008)	(661)	(112,137)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	-	(1,044)
Proceeds from sale of assets	4	-	7,176
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent rights	-	-	(1,028)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows provided by investing activities	4	-	58,984
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,004)	(661)	(46,206)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,205	13,778	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,201	$13,117	$9,201

Supplemental Disclosure of Non-Cash Investing Activities -			LipimetiX/AzERx/CBI
LipimetiX/AzERx/CBI Acquisitions:
Current assets acquired			$29
Patent rights acquired			3,187
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Noncontrolling interest			(667)
Common stock issued for acquisition			(31,217)
Cash paid			$4,436

See notes to unaudited condensed consolidated financial statements

 CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

OVERVIEW OF BUSINESS

Description of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).  We no longer have any interest in or rights to Chrysalin.  On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.  We are currently seeking development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL cholesterol.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B below.

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

Description of Current Peptide Drug Candidates.

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

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications.  We became a development stage entity commensurate with the acquisition.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our product candidates.  (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to Chrysalin.)

On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, we acquired an exclusive license for the core intellectual property relating to AZX100.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC,  (see Note B below) to develop Apo E mimetic peptide molecule AEM-28 and analogs.

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through March 31, 2013, we have incurred $151 million in net losses as a development stage company.

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

Financial Statement Presentation

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.  The financial statements include the consolidated results of Capstone Therapeutics Corp. and our 60% owned subsidiary, LipimetiX Development, LLC.  Intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading.  These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Information presented as of December 31, 2012 is derived from audited financial statements.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note C, “Contingency – Legal Proceedings” in Notes to Financial Statements, the Company is subject to legal proceedings and claims that arise in the course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, if the qui tam legal matter is resolved against the Company in excess of management’s expectations, the Company’s financial statements could be materially adversely affected.

Joint Venture Accounting

The Company entered into a joint venture to which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions ($10,000 monthly accounting fee paid by joint venture to Company) have been eliminated. Joint venture losses will be recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0. Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the three month period ended March 31, 2013, 102,416 shares of common stock were determined to be outstanding during the period and excluded from the calculations of diluted loss per share because they would be anti-dilutive.  At March 31, 2013, options and warrants to purchase 3,477,435 shares of our common stock, at exercise prices ranging from $0.16 to $7.83 per share, were outstanding.

Note A.  CASH AND CASH EQUIVALENTS

At March 31, 2013, cash and cash equivalents included money market accounts and commercial paper with original maturities of less than 90 days.  Cash and cash equivalents at March 31, 2013 include $3.8 million held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

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

LipimetiX LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UABRF to commercialize UABRF’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs.  Benu is composed of Dennis Goldberg, Ph.D., Phillip M. Friden, Ph.D. and Eric M. Morrel, Ph.D.  The Exclusive License Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement.  The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, which are currently estimated to expire between 2019 and 2033.  The Agreement also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $1,000,000 and minimum royalty payment of $1,000,000 to $5,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs.  UABRF will also receive 15% of Non Royalty Income received after August 25, 2014 and a greater percentage if received before that date.

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

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	$(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

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

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions, of $861,000, for the three months ended March 31, 2013 and $2,044,000 for the period from August 3, 2012 (inception) to March 31, 2013, of which $667,000 and $1,377,000, respectively, have been allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  From formation of the joint venture, August 3, 2012, through March 31, 2013, losses totaling $667,000 have been allocated to the noncontrolling interests.

Note C.   CONTINGENCY – LEGAL PROCEEDINGS

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and
               Results of Operations.

The following is management’s discussion of significant events in the three month period ended March 31, 2013 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).  We no longer have any interest in or rights to Chrysalin.  On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  Certain pre-clinical, manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or are under contract will continue to their completion.  We are currently seeking development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

The JV intends to implement an initial development plan to file an IND and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL cholesterol.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B to our financial statements included in this Form 10-Q.

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

Description of Current Peptide Drug Candidates.

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

Critical Accounting Policies

             Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2013, for the year ended December 31, 2012 are those that depend most heavily on these judgments and estimates.  As of March 31, 2013, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2012.

Results of Operations Comparing Three-Month Period Ended March 31, 2013 to the Corresponding Period in 2012.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $433,000 in the first quarter of 2013 compared to $424,000 in the first quarter of 2012.  Administration expenses are comparable but should decline in future periods due to a decrease in our lease expenses caused by a reduction in office space occupied effective March 1, 2013.

Research and Development Expenses:  Research and development expenses were $912,000 for the first quarter of 2013 compared to $556,000 for the first quarter of 2012.  Our research and development expenses increased in the first quarter of 2013 compared to the same period in 2012 primarily due to the operating expenses of LipimetiX Development, LLC, of $831,000 for the three months ended March 31, 2013.

Interest and Other Income, Net:  Interest and Other Income, Net, increased from $4,000 in 2012 to $157,000 in 2012 due to the receipt of $152,000 in the first quarter of 2013 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership.

Net Loss:  We incurred a net loss in the first quarter of 2013 of $1.2 million compared to a net loss of $1.0 million in the first quarter of 2012.  The Net Loss from 2013 benefited from effect of the reduction in internal operations and receipt of $152,000 in the first quarter of 2013 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership, but these beneficial effects were offset by inclusion of the operating expenses of LipimetiX Development, LLC.  The Net Loss in 2013 includes operating expenses of LipimetiX Development, LLC, of $831,000 (net of intercompany transactions) for the three months ended March 31, 2013.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and the public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which was research and development of our product candidates.  We received approximately $100 million in cash from the sale of our Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010, we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation recorded in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000.  In 2011, we received an Arizona State income tax refund for the 2010 tax year of $181,000 and we received an additional Arizona State income tax refund of $158,000 in 2012 for the 2011 tax year.  We have also received net proceeds of $4,612,000 from the exercise of stock options during our development stage period, $176,000 from the sale of lab equipment and furniture and $152,000 in 2013 from the conversion of an insurance company, in which we were a policy holder, from mutual to private ownership.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs and we contributed $6.0 million to the Joint Venture.  The Joint Venture has used $2.2 million of its cash through March 31, 2013.  At March 31, 2013, we had cash and cash equivalents of $9.2 million, of which $3.8 million is held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

If we continue our plan to limit internal operations in a virtual operating model in 2013, we currently estimate that we will expend in the range of $4.0 million in 2013, which includes approximately $2.5 million by LipimetiX Development LLC, and excludes litigation costs related to the qui tam action, which cannot be estimated at this time and could be significant.  We expect that the joint venture will expend the $6 million ($3.8 million remaining at March 31, 2013) over its planned twenty-seven month development period. Currently our planned operations in 2013 consist of continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and its analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value with AZX100, LipimetiX Development LLC operations and qui tam litigation activity.

We anticipate that our cash and short-term investments at March 31, 2013 will be sufficient to meet our presently projected cash and working capital requirements for the next twelve months.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

Part II – Other Information

Item 1.   Legal Proceedings

Reference is made to Item 3. Legal Proceedings in our Form 10-K filed with the Securities and Exchange Commission on March 14, 2013 and to Note C to our Financial Statements included in this report, which information is incorporated in this Item 1 by reference.

Item 1A.  Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.  Exhibits

See the Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	May 15, 2013
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2013

Capstone Therapeutics Corp.
 (the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2013

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
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2013, filed with the SEC on May 15, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated  Statements of Operations for the three months ended March 31, 2013 and 2012 and the one hundred and four months ended March 31, 2013, (iii) the Condensed  Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the one hundred and four months ended March 31, 2013, and (iv) Notes to Unaudited Condensed Consolidated  Financial Statements. *

* Furnished herewith