Form 10-Q
period 2013-06-30
Capstone Therapeutics Corp.
filed 2013-08-14
CIK 887151

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________	to	____________________

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 101, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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
☒ Yes   ☐No

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

40,885,411 shares of common stock outstanding as of July 31, 2013

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, $3,073 reserved at June 30, 2013	$8,123	$10,205
Other current assets	197	383
Total current assets	8,320	10,588

Patent license rights, net	902	980
Furniture and equipment, net	7	23
Total assets	$9,229	$11,591

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$74	$233
Other accrued liabilities	27	61
Total current liabilities	101	294

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	20	20
100,000,000 shares authorized; 40,885,411 shares in 2013 and 2012 issued and outstanding
Additional paid-in capital	189,209	189,181
Accumulated deficit ($152,339 at June 30, 2013 and
$150,335 at December 31, 2012, accumulated during
development stage period)	(180,101)	(178,097)
Total Capstone Therapeutics Corp. stockholders' equity	9,128	11,104
Noncontrolling interest	-	193
Total equity	9,128	11,297

Total liabilities and equity	$9,229	$11,591

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended June 30,		Six months ended June 30,		Stage Company
					August 5, 2004 -
	2013	2012	2013	2012	June 30, 2013

OPERATING EXPENSES
General and administrative	$277	$393	$711	$817	$32,197
Research and development	749	403	1,661	959	104,095
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	1,026	796	2,372	1,776	170,228

Interest and other income, net	3	(84)	(154)	(88)	(14,007)
Loss from continuing operations before taxes	1,029	712	2,218	1,688	156,221
Income tax benefit	(21)	-	(21)	-	(1,376)
Loss from continuing operations	1,008	712	2,197	1,688	154,845
Discontinued operations - net gain on sale of
the bone device business, net of taxes of $267	-	-	-	-	(2,202)
NET LOSS	1,008	712	2,197	1,688	152,643
Less: Net Loss attributable to the noncontrolling
interest	-	-	(193)	-	(667)
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$1,008	$712	$2,004	$1,688	$151,976
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutic Corp. stockholders	$0.02	$0.02	$0.05	$0.04
Basic and diluted shares outstanding	40,885	40,878	40,885	40,875

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Six months ended		Stage Company
	June 30,		August 5, 2004 -
	2013	2012	June 30, 2013
OPERATING ACTIVITIES
Net loss	$(2,197)	$(1,688)	$(152,643)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization, net of gain on sale	90	(44)	4,061
Non-cash stock compensation	28	76	4,960
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	186	558	1,511
Accounts payable	(159)	4	(897)
Accrued liabilities	(34)	(30)	(2,990)
Cash flows used in operating activities	(2,086)	(1,124)	(113,215)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	170	(1,044)
Proceeds from sale of assets	4	-	7,176
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent rights	-	-	(1,028)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows provided by investing activities	4	170	58,984
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,082)	(954)	(47,284)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,205	13,778	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,123	$12,824	$8,123

Supplemental Disclosure of Non-Cash Investing Activities -			LipimetiX/AzERx/CBI
LipimetiX/AzERx/CBI Acquisitions:
Current assets acquired			$29
Patent rights acquired			3,187
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Noncontrolling interest			(667)
Common stock issued for acquisition			(31,217)
Cash paid			$4,436

See notes to unaudited condensed consolidated financial statements

 CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  Certain manufacturing and regulatory activities related to AZX100 that are required either from a statutory perspective or for reporting purposes, will continue.  We are also performing limited pre-clinical studies with AZX100 in fibrosis.  We are currently seeking development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

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

Description of Current Peptide Drug Candidates

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

Company History

Prior to November 26, 2003, we developed, manufactured and marketed proprietary, technologically advanced orthopedic products designed to promote the healing of musculoskeletal bone and tissue, with particular emphasis on fracture healing and spine repair.  Our product lines, which included bone growth stimulation and fracture fixation devices, are referred to as our “Bone Device Business.”

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

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through June 30, 2013, we have incurred $152 million in net losses as a development stage company.

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

Joint Venture Accounting

The Company entered into a joint venture to which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated. Joint venture losses will be recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0. Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company.

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the six month period ended June 30, 2013, 96,277 shares of common stock were determined to be outstanding during the period and excluded from the calculations of diluted loss per share because they would be anti-dilutive.  At June 30, 2013, options and warrants to purchase 3,477,435 shares of our common stock, at exercise prices ranging from $0.16 to $7.83 per share, were outstanding.

Note A.	CASH AND CASH EQUIVALENTS

At June 30, 2013, cash and cash equivalents included money market accounts. Cash and cash equivalents at June 30, 2013 include $3.1 million held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

Note B.	JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDEMOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX LLC to form a joint venture, LipimetiX Development LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and analogs.  The Company contributed $6 million, which includes $1 million for 600,000 voting common ownership units representing 60% ownership in JV, and $5 million for 5,000,000 non-voting preferred ownership units, which have preferential distribution rights.  The Contribution Agreement called for initial funding of approximately $3.3 million and placing the remaining $2.7 million in escrow to be released upon milestone achievement of IND allowance by the FDA or mutual agreement of both parties.  It is currently anticipated that some of the escrow funds will be released from the escrow account in 2013.

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

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions ($10,000 monthly accounting fee paid by the joint venture to the Company) have been eliminated.  The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests).  However, for the Company’s consolidated financial statement, joint venture losses will be recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0.  Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company.

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions, of $1,475,000, for the six months ended June 30, 2013 and $2,658,000 for the period from August 3, 2012 (inception) to June 30, 2013, of which $1,281,000 and $1,991,000, respectively, have been allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  From formation of the joint venture, August 3, 2012, through June 30, 2013, losses totaling $667,000 have been allocated to the noncontrolling interests.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition andResults of Operations.

The following is management’s discussion of significant events in the three and six month periods ended June 30, 2013 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  Certain manufacturing and regulatory activities related to AZX100 that are required either from a statutory perspective or for reporting purposes, will continue.  We are also performing limited pre-clinical studies with AZX100 in fibrosis.  We are currently seeking development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

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

Description of Current Peptide Drug Candidates

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

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2013, for the year ended December 31, 2012 are those that depend most heavily on these judgments and estimates.  As of June 30, 2013, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2012.

Results of Operations Comparing Three-Month Period Ended June 30, 2013 to the Corresponding Period in 2012.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $227,000 in the second quarter of 2013 compared to $393,000 in the second quarter of 2012.  Administration expenses declined due to a decrease in our lease expenses caused by a reduction in office space occupied effective March 1, 2013 and the reduction from four employees to two employees in the second quarter of 2012.

Research and Development Expenses:  Research and development expenses were $749,000 for the second quarter of 2013 compared to $403,000 for the second quarter of 2012.  Our research and development expenses increased in the second quarter of 2013 compared to the same period in 2012 due to the inclusion in 2013 of operating expenses of LipimetiX Development, LLC, which totaled $584,000 for the three months ended June 30, 2013.

Interest and Other Income, Net:  Interest and Other Income, Net, decreased from $84,000 income in the second quarter of 2012 to a $3,000 loss in the second quarter of 2013 due to the inclusion of a gain of $80,000 from the sale of lab equipment in the second quarter of 2012 and inclusion of a $5,000 loss on the sale of lab assets in 2013.

Net Loss:  We incurred a net loss in the second quarter of 2013 of $1.0 million compared to a net loss of $0.7 million in the second quarter of 2012.  The Net Loss from 2013 benefited from effect of the reduction in internal operations, but this beneficial effect was offset by inclusion of the operating expenses of LipimetiX Development, LLC.  The Net Loss in the second quarter of 2013 includes operating expenses of LipimetiX Development, LLC, which totaled $584,000 (net of intercompany transactions) for the three months ended June 30, 2013.

Results of Operations Comparing Six-Month Period Ended June 30, 2013 to the Corresponding Period in 2012.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $711,000 in the first six months of 2013 compared to $817,000 in the first six months of 2012.  Administration expenses declined due to a decrease in our lease expenses caused by a reduction in office space occupied effective March 1, 2013 and the reduction from four employees to two employees in the second quarter of 2012.

Research and Development Expenses:  Research and development expenses were $1,661,000 for the first six months of 2013 compared to $959,000 for the first six months of 2012.  Our research and development expenses increased in the first six months in 2013 compared to the same period in 2012 primarily due to the operating expenses of LipimetiX Development, LLC, which totaled $1,415,000 for the six months ended June 30, 2013.

Interest and Other Income, Net:  Interest and Other Income, Net, increased from $88,000 in the first six months in 2012 to $154,000 in first six months of 2013 due to the receipt of $152,000 in the first quarter of 2013 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership, while the first six months of 2012 included a gain of $80,000 from the sale of lab equipment.

Net Loss:  We incurred a net loss in the first six months of 2013 of $2.0 million compared to a net loss of $1.7 million in the first six months of 2012.  The Net Loss from 2013 benefited from effect of the reduction in internal operations and receipt of $152,000 in the first quarter of 2013 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership, but these beneficial effects were offset by inclusion of the operating expenses of LipimetiX Development, LLC.  The Net Loss in 2013 includes operating expenses of LipimetiX Development, LLC, which totaled $1,415,000 (net of intercompany transactions) for the six months ended June 30, 2013.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.  We received approximately $100 million in cash from the sale of our Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010, we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation recorded in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000.  In 2011, we received an Arizona State income tax refund for the 2010 tax year of $181,000.  We also received an additional Arizona State income tax refund of $158,000 in 2012 for the 2011 tax year.  We received net proceeds of $4,612,000 from the exercise of stock options during our development stage period, $176,000 from the sale of lab equipment and furniture and $152,000 in 2013 from the conversion of an insurance company, in which we were a policy holder, from mutual to private ownership.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs and we contributed $6.0 million to the Joint Venture.  The Joint Venture has used $2.9 million of its cash through June 30, 2013.  At June 30, 2013, we had cash and cash equivalents of $8.1 million, of which $3.1 million is held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

If we continue our plan to limit internal operations in a virtual operating model in 2013, we currently estimate that we will expend in the range of $4.0 million in 2013, which includes approximately $2.5 million by LipimetiX Development LLC, and excludes litigation costs related to the qui tam action, which cannot be estimated at this time and could be significant.  We expect that the joint venture will expend the $6 million ($3.1 million remaining at June 30, 2013) over its planned twenty-seven month development period. Currently our planned operations in 2013 consist of continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and its analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value with AZX100, LipimetiX Development LLC operations and qui tam litigation activity.

We anticipate that our cash and short-term investments at June 30, 2013 will be sufficient to meet our presently projected cash and working capital requirements for the next twelve months.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	August 14, 2013
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2013

Capstone Therapeutics Corp.
 (the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2013

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

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2013, filed with the SEC on August 14, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated  Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the one hundred and seven months ended June 30, 2013, (iii) the Condensed  Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the one hundred and seven months ended June 30, 2013, and (iv) Notes to Unaudited Condensed Consolidated  Financial Statements. *

* Furnished herewith