Form 10-Q
period 2013-09-30
Capstone Therapeutics Corp.
filed 2013-11-12
CIK 887151

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________	to ____________________

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 101, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

40,885,411 shares of common stock outstanding as of October 31, 2013

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, $2,514 reserved at September 30, 2013	$7,183	$10,205
Other current assets	83	383
Total current assets	7,266	10,588

Patent license rights, net	862	980
Furniture and equipment, net	5	23
Total assets	$8,133	$11,591

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$200	$233
Other accrued liabilities	6	61
Total current liabilities	206	294

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	20	20
100,000,000 shares authorized; 40,885,411 shares in 2013 and 2012 issued and outstanding
Additional paid-in capital	189,210	189,181
Accumulated deficit ($153,541at September 30, 2013 and
$150,335 at December 31, 2012, accumulated during
development stage period)	(181,303)	(178,097)
Total Capstone Therapeutics Corp. stockholders' equity	7,927	11,104
Noncontrolling interest	-	193
Total equity	7,927	11,297

Total liabilities and equity	$8,133	$11,591

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended September 30,		Nine months ended September 30,		Stage Company
					August 5, 2004 -
	2013	2012	2013	2012	September 30, 2013

OPERATING EXPENSES
General and administrative	$245	$480	$956	$1,297	$32,442
Research and development	958	667	2,619	1,626	105,053
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	1,203	1,147	3,575	2,923	171,431

Interest and other income, net	(1)	(5)	(155)	(93)	(14,008)
Loss from continuing operations before taxes	1,202	1,142	3,420	2,830	157,423
Income tax benefit	-	-	(21)	-	(1,376)
Loss from continuing operations	1,202	1,142	3,399	2,830	156,047
Discontinued operations - net gain on sale of
the bone device business, net of taxes of $267	-	-	-	-	(2,202)
NET LOSS	1,202	1,142	3,399	2,830	153,845
Less: Net Loss attributable to the noncontrolling
interest	-	(191)	(193)	(191)	(667)
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$1,202	$951	$3,206	$2,639	$153,178
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutic Corp. stockholders	$0.03	$0.02	$0.08	$0.06
Basic and diluted shares outstanding	40,885	40,885	40,885	40,879

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Nine months ended		Stage Company
	September 30,		August 5, 2004 -
	2013	2012	September 30, 2013
OPERATING ACTIVITIES
Net loss	$(3,399)	$(2,830)	$(153,845)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization, net of gain on sale	132	(14)	4,103
Non-cash stock compensation	29	104	4,960
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	300	428	1,625
Accounts payable	(33)	132	(771)
Accrued liabilities	(55)	(37)	(3,010)
Cash flows used in operating activities	(3,026)	(2,217)	(114,155)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	-	(1,044)
Proceeds from sale of assets	4	172	7,176
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent rights	-	(378)	(1,028)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows provided by (used in) investing activities	4	(206)	58,984
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,022)	(2,423)	(48,224)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,205	13,778	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,183	$11,355	$7,183

Supplemental Disclosure of Non-Cash Investing Activities -		LipimetiX	LipimetiX/AzERx/CBI
LipimetiX/AzERx/CBI Acquisitions:
Current assets acquired		$-	$29
Patent rights acquired		1,045	3,187
Liabilities acquired, and accrued acquisition costs		-	(457)
Original investment reversal		-	(750)
In-process research and development acquired		-	34,311
Noncontrolling interest		(667)	(667)
Common stock issued for acquisition		-	(31,217)
Cash paid		$378	$4,436

See notes to unaudited condensed consolidated financial statements

 CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE A.   OVERVIEW OF BUSINESS

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

The JV intends to implement an initial development plan to file an IND (USA) and a CTA (Canada) and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL cholesterol.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B below.

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

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through September 30, 2013, we have incurred $153 million in net losses as a development stage company.

OrthoLogic Corp. commenced doing business under the trade name of Capstone Therapeutics on October 1, 2008, and we formally changed our name from OrthoLogic Corp. to Capstone Therapeutics Corp. on May 21, 2010.

In these notes, references to “we”, “our”, “us”, the “Company”, “Capstone Therapeutics”, “Capstone”, and “OrthoLogic” refer to Capstone Therapeutics Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.  References to our joint venture refer to LipimetiX Development, LLC.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note C, “Contingency – Legal Proceedings” in Notes to Financial Statements, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, if the qui tam legal matter is resolved against the Company in excess of management’s expectations, the Company’s financial statements could be materially adversely affected.

Joint Venture Accounting

The Company entered into a joint venture to which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0. Subsequent joint venture losses have been allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company.

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the nine month period ended September 30, 2013, 130,611 shares of common stock were determined to be outstanding during the period and excluded from the calculations of diluted loss per share because they would be anti-dilutive.  At September 30, 2013, options and warrants to purchase 3,464,935 shares of our common stock, at exercise prices ranging from $0.16 to $7.83 per share, were outstanding.

Cash and Cash Equivalents

At September 30, 2013, cash and cash equivalents included money market accounts. Cash and cash equivalents at September 30, 2013 include $2.5 million held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

Note B.  JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDE
               MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX LLC to form a joint venture, LipimetiX Development LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and analogs.  The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units representing 60% ownership in JV, and $5 million for 5,000,000 non-voting preferred ownership units, which have preferential distribution rights.  The Contribution Agreement called for initial funding of approximately $3.3 million and placing the remaining $2.7 million in escrow to be released upon milestone achievement of IND allowance by the FDA or mutual agreement of both parties.  On August 23, 2013, $800,000 was released from the escrow account and additional escrow funds may be released from the escrow account in 2013 and 2014.

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

LipimetiX LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UABRF to commercialize UABRF’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs.  Benu is composed of Dennis Goldberg, Ph.D., Phillip M. Friden, Ph.D. and Eric M. Morrel, Ph.D.  The Exclusive License Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement.  The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, which are currently estimated to expire between 2019 and 2033.  The Agreement also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $1,000,000 and minimum royalty payments of $1,000,000 to $5,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs.  UABRF will also receive 15% of Non Royalty Income received after August 25, 2014 and a greater percentage if received before that date.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions.  The current accounting services fee is $1,000 a month.  The Management Agreement provides for an additional performance measured incentive fee of up to $250,000.

The joint venture formation was as follows ($000’s):

Patent license rights		$1,045
Noncontrolling interests	$	(667)
Cash paid at formation		$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated.  The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests).  However, for the Company’s consolidated financial statement, joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0.  Subsequent joint venture losses have been allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company.

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions, of $2,253,000, for the nine months ended September 30, 2013 and $3,436,000 for the period from August 3, 2012 (inception) to September 30, 2013, of which $2,059,000 and $2,769,000, respectively, have been allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  From formation of the joint venture, August 3, 2012, through September 30, 2013, losses totaling $667,000 have been allocated to the noncontrolling interests.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and
               Results of Operations.

The following is management’s discussion of significant events in the three and nine month periods ended September 30, 2013 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The JV intends to implement an initial development plan to file an IND (USA) and a CTA (Canada) and pursue FDA approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial funded development plan will extend through Phase 1a and 1b/2a clinical trials over an expected twenty-seven month period with a biomarker endpoint test targeting reduction of LDL cholesterol.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B to our financial statements included in this Form 10-Q.

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

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2013, for the year ended December 31, 2012 are those that depend most heavily on these judgments and estimates.  As of September 30, 2013, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2012.

Results of Operations Comparing Three-Month Period Ended September 30, 2013 to the Corresponding Period in 2012.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $245,000 in the third quarter of 2013 compared to $480,000 in the third quarter of 2012.  Administration expenses declined due to a decrease in our lease expenses caused by a reduction in office space occupied effective March 1, 2013 and the reduction from four employees to two employees in the second quarter of 2012.

Research and Development Expenses:  Research and development expenses were $958,000 for the third quarter of 2013 compared to $667,000 for the third quarter of 2012.  Our research and development expenses increased in the third quarter of 2013 compared to the same period in 2012 due to the inclusion of operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $840,000 for the three months ended September 30, 2013, and $457,000 for the three months ended September 30, 2012.

Net Loss:  We incurred a net loss in the third quarter of 2013 of $1.2 million compared to a net loss of $1.1 million in the third quarter of 2012.  The Net Loss from 2013 benefited from the effect of the reduction in internal operations, but this beneficial effect was offset by inclusion of the operating expenses of LipimetiX Development, LLC.  Net Loss in the third quarter includes operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $840,000 for the three months ended September 30, 2013, and $457,000 for the three months ended September 30, 2012.

Results of Operations Comparing Nine-Month Period Ended September 30, 2013 to the Corresponding Period in 2012.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $956,000 in the first nine months of 2013 compared to $1,297,000 in the first nine months of 2012.  Administration expenses declined due to a decrease in our lease expenses caused by a reduction in office space occupied effective March 1, 2013 and the reduction from four employees to two employees in the second quarter of 2012.

Research and Development Expenses:  Research and development expenses were $2,619,000 for the first nine months of 2013 compared to $1,626,000 for the first nine months of 2012.  Our research and development expenses increased in the first nine months in 2013 compared to the same period in 2012 primarily due to the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $2,255,000 for the nine months ended September 30, 2013, and $457,000 for the nine months ended September 30, 2012.

Interest and Other Income, Net:  Interest and Other Income, Net, increased from $93,000 in the first nine months in 2012 to $155,000 in first nine months of 2013 due to the receipt of $152,000 in the first quarter of 2013 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership, while the first nine months of 2012 included a gain of $80,000 from the sale of lab equipment.

Net Loss:  We incurred a net loss in the first nine months of 2013 of $3.4 million compared to a net loss of $2.8 million in the first nine months of 2012.  The Net Loss from 2013 benefited from effect of the reduction in internal operations and receipt of $152,000 in the first quarter of 2013 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership, but these beneficial effects were offset by inclusion of the operating expenses of LipimetiX Development, LLC.  Net Loss includes operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $2,255,000 for the nine months ended September 30, 2013, and $457,000 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.  We received approximately $100 million in cash from the sale of our Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010, we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation recorded in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000.  In 2011, we received an Arizona State income tax refund for the 2010 tax year of $181,000.  We also received additional Arizona State income tax refunds of $158,000 in 2012 for the 2011 tax year and $21,000 in 2013 for the 2012 tax year.  We received net proceeds of $4,612,000 from the exercise of stock options during our development stage period, $176,000 from the sale of lab equipment and furniture and $152,000 from the conversion of an insurance company, in which we were a policy holder, from mutual to private ownership.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs and we contributed $6.0 million to the Joint Venture.  The Joint Venture has used $3.5 million of its cash through September 30, 2013.  At September 30, 2013, we had cash and cash equivalents of $7.2 million, of which $2.5 million is held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

If we continue our plan to limit internal operations in a virtual operating model in 2013, we currently estimate that we will expend in the range of $4.0 million in 2013, which includes approximately $2.5 million by LipimetiX Development LLC, and excludes litigation costs related to the qui tam action, which cannot be estimated at this time and could be significant.  We expect that the joint venture will expend the $6 million ($2.5 million remaining at September 30, 2013) over its planned twenty-seven month development period. Currently our planned operations in 2013 consist of continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and its analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value with AZX100, LipimetiX Development LLC operations and qui tam litigation activity.

We anticipate that our cash and short-term investments at September 30, 2013 will be sufficient to meet our presently projected cash and working capital requirements for the next twelve months.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	November 12, 2013
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2013

  Capstone Therapeutics Corp.
 (the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2013

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

10.1	Accounting Service Agreement Amendment #1, dated August 23, 2013		X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended		X
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2013, filed with the SEC on November 12, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated  Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the one hundred and ten months ended September 30, 2013, (iii) the Condensed  Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the one hundred and ten months ended September 30, 2013, and (iv) Notes to Unaudited Condensed Consolidated  Financial Statements. *

* Furnished herewith