Form 10-K
period 2013-12-31
Capstone Therapeutics Corp.
filed 2014-03-27
CIK 887151

  U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

 [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 West Washington Street, Suite 104, Tempe, Arizona 85281
(Address of principal executive offices)
Registrant’s telephone number including area code:  (602) 286-5520

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0005 per share
(Title of Class)

OTCQB
(Name of each exchange on which registered)

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
[  ] Yes  [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCQB on June 30, 2013 was approximately $5,100,000.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:  None

The number of outstanding shares of the registrant’s common stock on February 28, 2014 was 40,885,411.

CAPSTONE THERAPEUTICS CORP.
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2013

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

The JV has a development plan to pursue regulatory approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial development plan will extend through Phase 1a and 1b/2a clinical trials and is expected to be completed in the fourth quarter of 2014. The clinical trials will have a safety primary endpoint and an efficacy endpoint targeting reduction of LDL and non-HDL cholesterol.

Regulatory filings have been made by the JV in both Canada and Australia seeking allowance to commence the proposed clinical trials. The proposed clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single ascending doses (Phase 1a in healthy patients) and multiple ascending doses (Phase 1b/2a in patients with Refractory Hypercholesterolemia). It is expected that the Phase 1a clinical trial will consist of 36 patients and the Phase 1b/2a will consist of 15 patients. The JV anticipates receiving allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  Based on this anticipated allowance, the JV has elected to pursue clinical trials in Australia. The JV will continue to work with Canadian regulatory authorities, and may, conditions permitting, conduct future clinical trials in Canada, the USA and other regulatory jurisdictions.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note 10 to our financial statements included in this Form 10-K.

The Company intends to limit its internal operations to a virtual operating model while continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Description of Prior and Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1)in the liver.  AEM-28, as an Apo E mimetic, has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia, HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with the University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.  The JV has performed pre-clinical studies with AEM-28.

AZX100

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 has been evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring and treatment of pulmonary and peridural fibrosis.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery in 2011.  We have an exclusive worldwide license to AZX100.  In the first quarter of 2012 we ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate.  We are currently performing limited pre-clinical studies in fibrosis.

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

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications.  We became a development stage entity commensurate with the acquisition.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our product candidates.  (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to, Chrysalin.

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

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2013, we have incurred $154 million in net losses as a development stage company.

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

In Development

Under an agreement with Isis Pharmaceuticals, Excaliard Pharmaceuticals was developing EXC001, an antisense oligonucleotide, to inhibit expression of connective tissue growth factor (CTGF) to interrupt the process of fibrosis and scarring.  Excaliard announced in January 2011 positive six-month efficacy results from small Phase 2 proof-of-concept clinical trials in 1) fine line scars from elective abdominoplasty, and 2) revision of hypertrophic scars from prior breast surgery.  Excaliard Pharmaceuticals has been acquired by Pfizer, Inc., who is currently conducting a Phase 2 clinical trial with EXC001.

Pulmonary Fibrosis

Several investigative agents are in Phase 3 clinical trials, including pirfenidone (Pirespa – Intermune), which is approved for sale in Canada, Japan and the European Union.

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

Research and Development

At December 31, 2013, we had two administrative employees and utilized consultants to perform various administrative, regulatory or research tasks.  We have entered into consulting agreements with several former employees in an effort to retain their availability to render services if and when needed.

Our research and development for AZX100 in 2013 and 2012 consisted primarily of management of outsourced pre-clinical fibrosis studies.
 We incurred expenses of $0.5 million and $1.3 million, in 2013 and 2012, respectively, related to research (Pre-clinical, Clinical, Chemical Materials and Controls, Regulatory and Quality Assurance departments) efforts on AZX100.

Through our joint venture, LipimetiX Development, LLC (“JV”), we incurred expenses of $2.7 million and $1.1 million relating to AEM-28 research efforts in 2013 and 2012, respectively.  The JV has a development plan to pursue regulatory approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial development plan will extend through Phase 1a and 1b/2a clinical trials and is expected to be completed in the fourth quarter of 2014. The clinical trials will have a safety primary endpoint and an efficacy endpoint targeting reduction of LDL and non-HDL cholesterol.

Regulatory filings have been made by the JV in both Canada and Australia seeking allowance to commence the proposed clinical trials. The proposed clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single ascending doses (Phase 1a in healthy patients) and multiple ascending doses (Phase 1b/2a in patients with Refractory Hypercholesterolemia). It is expected that the Phase 1a clinical trial will consist of 36 patients and the Phase 1b/2a will consist of 15 patients. The JV anticipates receiving allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  Based on this anticipated allowance, the JV has elected to pursue clinical trials in Australia. The JV will continue to work with Canadian regulatory authorities, and may, conditions permitting, conduct future clinical trials in Canada, the USA and other regulatory jurisdictions.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.

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

Patents, Licenses and Proprietary Rights

On January 20, 2012, we announced our intent to cease all activities related to the development of Chrysalin and to return the patent and other intellectual property we owned related to Chrysalin to the original licensor, the University of Texas Medical Branch at Galveston, Texas.  Effective March 1, 2012, the intellectual property has been returned and we no longer have any interest or rights to Chrysalin.

As part of the February 27, 2006 AzERx transaction, we acquired a license from AzTE, an affiliate of Arizona State University, for worldwide rights to AZX100 for all indications.  Under the license agreement with AzTE, we are required to pay patent filing, maintenance and other related patent fees as well as royalties of 3% of covered product sales and 5% of covered license revenue.  These obligations will end on the expiration of the last patent.  The license is supported by patents that expire from 2019 to 2033.  The license agreement is subject to termination by AzTE for events such as non-compliance with material terms of the license agreement, bankruptcy or liquidation, Force Majeure and non-payment of amounts due.

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

The JV we entered into on August 3, 2012, LipimetiX Development, LLC, has an Exclusive License Agreement (the “Agreement) with the University of Alabama Research Foundation (“UABRF”) covering AEM-28 and certain analogs (included as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012).  The Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement.  The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, currently estimated to be 2033.  The Agreement also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $1,000,000 and minimum royalty payment of $1,000,000 to $5,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs.  UABRF will also receive 15% of Non Royalty Income received after August 25, 2014 and a greater percentage if received before that date.

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

Employees

As of December 31, 2013, we had two full time administrative employees in our operations and utilize consultants to perform a variety of administrative, regulatory or research tasks.  We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.  As a research and development business, we believe that the success of our business will depend in part on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants.  We face competition from private companies and public institutions for qualified research personnel.  None of our employees are represented by a union and we consider our relationship with our employees to be good.

Additional Information about Capstone Therapeutics

We were incorporated as a Delaware corporation in July 1987 as IatroMed, Inc.  We changed our name to OrthoLogic Corp. in July 1991.  Effective October 1, 2008, OrthoLogic Corp. commenced doing business under the trade name of Capstone Therapeutics and we formally changed our name to Capstone Therapeutics Corp. on May 21, 2010.  Our executive offices are located at 1275 West Washington Street, Suite 104, Tempe, Arizona 85281, and our telephone number is (602) 286-5520.

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

•	unfavorable results of our product candidate development efforts, including through our LipimetiX joint venture;
•	unfavorable results of pre-clinical and clinical testing, including through our LipimetiX joint venture;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies’ approvals;

•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative, partnering or development agreements or the lack thereof;
•	failure to successfully implement our drug development strategy for AEM-28 or AZX100;
•
failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for our product candidates or secure development agreements with pharmaceutical manufacturers; and

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

In September 2009, we were served with a qui tam complaint, filed in the U.S. District Court for the District of Massachusetts, alleging violations of the Federal False Claims Act in connection with our sales of bone growth stimulation devices prior to our sale of that business in November 2003.  See Item 3, Legal Proceedings, below, for a discussion of this lawsuit. On December 8, 2010, the court denied our motion to dismiss and we filed our answer on January 28, 2011.  No trial date has been set and discovery in the case is now open.

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

We expect to incur losses for a number of years.   Our current level of funds is not sufficient to support all research expenses to achieve commercialization of any of our product candidates.  In November 2003, we sold all of our revenue generating operations.  We are now focused on developing and testing the product candidates of AZX100 and AEM-28 and its analogs (through our joint venture,  LipimetiX Development, LLC) and have allocated most of our resources to bringing these product candidates to the market, either through clinical trials or partnering efforts.  We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years.  As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase if we expand our research and development activities and incur significant expenses for clinical trials.  Our cash reserves are the primary source of our working capital.  To complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for either AZX100 or AEM-28 and its analogs product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of securities, joint venture or other forms of joint development arrangements, sales of developments rights, or licensing agreements, may not be available or may only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

We may not receive any revenue from our product candidates until we receive regulatory approval and begin commercialization of our product candidates.  We cannot predict when that will occur or if it will occur.

We caution that our future cash expenditure levels are difficult to forecast because the forecast is based on assumptions about the level of future operations, including the number of research projects we pursue, the pace at which we pursue them, the quality of the data collected and the requests of the FDA or comparable foreign agencies to expand, narrow or conduct additional clinical trials and analyze data.  Changes in any of these assumptions can change significantly our estimated cash expenditure levels.

Our AZX100 and AEM-28 product candidates have reached various stages of development but may not be successfully developed or commercialized.

If we fail to commercialize our product candidates, we will not be able to generate revenue.  We currently do not sell any products.  In 2011, we suspended clinical development activities for AZX100.  We have not been successful in securing partnering or licensing agreements for AZX100 and there is no assurance that we will be successful in the future.  Our product candidates have reached the following stages of development:

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

• Pulmonary Fibrosis	Pre-clinical studies
• Peridural Fibrosis (Spine)	Pre-clinical studies

AEM-28:
• Homozygous Familial Hypercholesterolemia • Severe Refractory Hypercholesterolemia	Pre-clinical studies Pre-clinical studies

We are subject to the risk that:

•	the FDA or comparable foreign agencies finds some or all of our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	we are unable to get some or all of our product candidates to market in a timely manner;
•	we are not able to produce our product candidates in commercial quantities at reasonable costs;
•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or
•	the patients, insurance and/or physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects which delay or extend the trials;
•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;
•	regulatory delays or other regulatory actions;
•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;
•	change in the focus of our development efforts;
•	re-evaluation of our clinical development strategy; and
•	lack of sufficient funds to pay for development costs.

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

As a small company our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States that conduct our clinical trials.  On October 31, 2011, we reduced our staff to four employees and as of December 31, 2013, we have two administrative employees and utilize consultants to perform a variety of administrative, regulatory or research tasks. We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

If we are not successful in retaining the services of former key employees it could materially adversely affect our business prospects, including our ability to explore partnering or development activities.

Our LipimetiX Development, LLC joint venture is managed by Benu BioPharma Inc., which is comprised of three individuals (Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D.).  Should any of these individuals not continue to provide services to the joint venture, it could materially affect the joint venture’s ability or cost to complete its current development plan for AEM-28

Our reliance on outside suppliers and consultants could have a material effect on our ability to perform research or clinical trials.

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

The development of Apo E mimetic peptide molecule AEM-28 and its analogs by LipimetiX Development, LLC may not result in a liquidity event or a liquidity event, if one occurs, may be insufficient in size and our investment in LipimetiX Development, LLC may not be recovered.

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

The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures.  The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain.  AZX100 and AEM-28 are new drugs and subject to the most stringent level of regulatory review.

Even after we have invested substantial funds in the development of our products and even if the results of our future clinical trials are favorable, there can be no guarantee that the FDA or comparable foreign agencies will grant approval for the indicated uses or that they will do so in a timely manner.

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

Our competitors may succeed in developing products that are more effective than the ones we have under development or that render our proposed products or technologies noncompetitive or obsolete.  In addition, certain of such competitors may achieve product commercialization before we do.  If any of our competitors develops a product that is more effective than one we are developing or plan to develop, or is able to obtain FDA or comparable foreign agencies’ approval for commercialization before we do, we may not be able to achieve significant market acceptance for certain products of ours, which would have a material adverse effect on our business.

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

Risks Relating to our Common Stock

Our stock price is volatile and fluctuates due to a variety of factors.

Our stock, which is traded in the over-the-counter market, is thinly traded and the trading price has varied significantly in the past (from a high of $9.32 to a low of $0.12 during the period of January 1, 2004 through December 31, 2013) and may vary in the future due to a number of factors, including:

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our stock.  Furthermore, because our common stock is traded on the OTCQB and has limited trading volume, an investment in our stock is not liquid.

Additional authorized shares of our common stock available for issuance may have dilutive and other material effects on our stockholders.

We are authorized to issue 100,000,000 shares of common stock.  As of December 31, 2013, there were 40,885,411 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights.  As of December 31, 2013, we had stock options outstanding to purchase approximately 3,225,806 shares of our common stock, the exercise price of which ranges between $0.16 per share to $7.83 per share, warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39, warrants outstanding to purchase 117,423 shares of our common stock with an exercise price of $1.91, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent additional options are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution.  At December 31, 2013, 48,519 shares remain available to grant under the 2005 Equity Incentive Plan.  In addition, in the event that any future financing or consideration for a future acquisition should be in the form of, be convertible into or exchangeable for, equity securities, investors will experience additional dilution.

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

	2013		2012
	High	Low	High	Low
First Quarter	$0.26	$0.17	$0.28	$0.19
Second Quarter	$0.24	$0.17	$0.21	$0.15
Third Quarter	$0.42	$0.17	$0.21	$0.12
Fourth Quarter	$0.38	$0.21	$0.20	$0.12

As of February 28, 2014, 40,885,411 shares of our common stock were outstanding and held by approximately 779 stockholders of record.

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

SELECTED FINANCIAL DATA

The selected financial data for the Company’s development stage period, August 5, 2004 through December 31, 2013, is derived from our audited financial statements.  The selected financial data should be read in conjunction with the financial statements, related notes to the financial statements and other financial information appearing elsewhere in this annual report on Form 10-K and particularly the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We sold our bone growth stimulation device business (“Bone Device Business”) on November 26, 2003.  On August 5, 2004, we purchased substantially all the assets and the intellectual property of Chrysalis Biotechnology, Inc. (“CBI”).  We became a development stage company commensurate with the CBI acquisition.  On February 27, 2006, we purchased certain assets and assumed certain liabilities of AzERx Inc. (“AzERx”).  On August 3, 2012, we invested $6,000,000 for a 60% interest in a joint venture, LipimetiX Development, LLC, to develop APO-E mimetic peptide molecule AEM-28 and its analogs.  The results of the joint venture are included in our consolidated operations subsequent to the date of formation, which was August 3, 2012. The financial data as presented in the following schedule reflects the gain on the sale of the bone growth stimulation device business as discontinued operations and reflects the purchased net assets of CBI and AzERx from the dates of those respective acquisitions.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, to develop APO E mimetic peptide molecule AEM-28 and its analogs.  The joint venture commenced pre-clinical studies and incurred $2,652,000 and $1,133,000 of expenses in 2013 and 2012, respectively, which are included in our consolidated operating results.

STATEMENTS OF OPERATIONS DATA
(A Development Stage Company)
(in thousands, except per share amounts)

		Years Ended December 31,				August 5, 2004
						to
						December 31, 2008
	2013 (1)	2012	2011(1)	2010(1)	2009(2)	(3) (4) (5)
Operating expenses
General and administrative	$1,169	$1,764	$3,506	$3,240	$2,901	$20,075
Research and development	3,124	2,385	6,394	8,168	11,968	73,519
Purchased in-process research and development	-	-	-	-	-	34,311
Other	-	-	-	-	-	(375)
Total operating expenses	4,293	4,149	9,900	11,408	14,869	127,530
Interest and other income, net	(158)	(96)	(31)	(356)	(737)	(12,634)
Loss from continuing operations before taxes	4,135	4,053	9,869	11,052	14,132	114,896
Income taxes expense (benefit)	(21)	-	(158)	(181)	(1,009)	(7)
Loss from continuing operations	4,114	4,053	9,711	10,871	13,123	114,889
Discontinued operations
Net gain on the sale of the bone device business
net of taxes $0, $0, $0, $0, $0, ($363) respectively	-	-	-	-	-	(2,202)
NET LOSS	4,114	4,053	9,711	10,871	13,123	112,687
Less: Net loss attributable to the
noncontrolling interests	(193)	(473)	-	-	-	-
Net loss attributable to Capstone stockholders	$3,921	$3,580	$9,711	$10,871	$13,123	$112,687
Per Share Information:
Net loss basic and diluted	$0.10	$0.09	$0.24	$0.27	$0.32

Basic and diluted shares outstanding	40,885	40,879	40,775	40,775	40,775

1.
The 2013, 2011 and 2010 income tax benefits result from Arizona state income tax legislation passed in 2010 that provides for the refund of seventy five percent of the2012, 2011 and 2010 Arizona state research and development tax credits for entities that would otherwise not be able to utilize their 2012, 2011 and 2010 Arizona research and development tax credits to reduce 2012, 2011 and 2010 Arizona state income taxes currently payable.

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

BALANCE SHEET DATA
(in thousands)

	December 31,
	2013	2012	2011	2010	2009
Working capital	$6,391	$10,294	$14,417	$23,214	$34,395
Total assets	$7,317	$11,591	$14,696	$25,288	$37,135
Potentially redeemable equity	$-	$-	$-	$15,556	$-
Capstone Stockholders’ equity	$7,217	$11,104	$14,577	$7,916	$34,728

Working capital and total assets at December 31, 2013, include $2.0 million and $2.9 million, respectively, held in and reserved for use by LipimetiX Development, LLC, and unavailable for general use by the Company.

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

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications. We became a development stage entity commensurate with the acquisition.  Subsequently, all of our collective efforts were focused on research and development of our Chrysalin Product Platform, with the goal of commercializing our products. (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to, Chrysalin.)

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

Capstone Therapeutics is a registered United States domestic trademark of Capstone Therapeutics Corp.

Our development activities for AZX100 and AEM-28 represent a single operating segment as they share the same product development path and utilize the same Company resources.  As a result, we have determined that it is appropriate to reflect our operations as one reportable segment.  From August 5, 2004 through December 31, 2013, we have incurred approximately $154 million in net losses as a development stage company.

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

The JV has a development plan to pursue regulatory approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial development plan will extend through Phase 1a and 1b/2a clinical trials and is expected to be completed in the fourth quarter of 2014. The clinical trials will have a safety primary endpoint and an efficacy endpoint targeting reduction of LDL and non-HDL cholesterol.

Regulatory filings have been made by the JV in both Canada and Australia seeking allowance to commence the proposed clinical trials. The proposed clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single ascending doses (Phase 1a in healthy patients) and multiple ascending doses (Phase 1b/2a in patients with Refractory Hypercholesterolemia). It is expected that the Phase 1a clinical trial will consist of 36 patients and the Phase 1b/2a will consist of 15 patients. The JV anticipates receiving allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  Based on this anticipated allowance, the JV has elected to pursue clinical trials in Australia. The JV will continue to work with Canadian regulatory authorities, and may, conditions permitting, conduct future clinical trials in Canada, the USA and other regulatory jurisdictions.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note 10 to our financial statements included in this Form 10-K.

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

Description of Prior and Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1)in the liver.  AEM-28, as an Apo E mimetic, has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia, HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with the University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.  The JV has performed pre-clinical studies with AEM-28.

AZX100

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 has been evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring and treatment of pulmonary and peridural fibrosis.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery in 2011.  We have an exclusive worldwide license to AZX100.  In the first quarter of 2012 we ceased clinical development of AZX100, our principal drug candidate, in dermal scarring.  We are currently performing limited pre-clinical studies in fibrosis.  We are currently focused on development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

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

Income Taxes:  Accounting Standards Codification Topic 740 “Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset.  We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance for all of our deferred tax assets of approximately $56 million at December 31, 2013.

Patents: Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012.  Their cost will be amortized on a straight-line basis over the key patent life of eighty months.  At December 31, 2013, accumulated amortization totaled $222,000.  If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.

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

 Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  At December 31, 2013 losses totaling $667,000 have been allocated to the noncontrolling interests.  The Company records a contingent loss when it is probable that a loss has been incurred and the amount is reasonably estimable.  There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to this loss contingency.

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

Results of Operations Comparing Year Ended December 31, 2013 and 2012.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $1,169,000 in 2013 compared to $1,764,000 in 2012.  Administration expenses declined primarily due to a decrease in our lease expenses caused by a reduction in office space occupied, effective March 1, 2013, and the reduction from four employees to two employees in the second quarter of 2012.

Research and Development Expenses:  Research and development expenses were $3,124,000 for 2013 compared to $2,385,000 for 2012.  Our research and development expenses increased in 2013 compared to 2012 primarily due to the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $2,652,000 for 2013, and $1,133,000 for 2012, partially offset by a decline of AZX100 research activity.

Interest and Other Income, Net:  Interest and Other Income, Net, increased from $96,000 in 2012 to $158,000 in 2013 due to the receipt of $152,000 in the first quarter of 2013 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership, while 2012 included a gain of $80,000 from the sale of lab equipment.

Net Loss attributable to Capstone Therapeutics stockholders:  We incurred a net loss in 2013 of $3.9 million compared to a net loss of $3.6 million in 2012.  The net loss from 2013 benefited from a reduction in internal operations, but this beneficial effect was offset by inclusion of the operating expenses of LipimetiX Development, LLC.  Net loss includes operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $2,652,000 for 2013, and $1,133,000 for 2012, net of net loss allocated to noncontrolling interests of $193,000 for 2013 and $473,000 for 2012.

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

Net Loss attributable to Capstone Therapeutics stockholders:  We incurred a net loss attributable to Capstone Therapeutics stockholders, in 2012 of $3.6 million compared to a net loss of $9.7 million in 2011.  The decrease in the net loss for the year ended December 31, 2012 compared to 2011 resulted primarily from the reduction in staff in the fourth quarter of 2011 and other actions taken by the Company to wind down internal operations and move to a virtual operating model.  This decrease was partially offset by costs of approximately $139,000 related to the joint venture transaction and the operating expenses of LipimetiX Development, LLC, of $1,133,000 (net of intercompany transactions) net of the net loss of $473,000 allocated to noncontrolling interest for 2012.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs and we contributed $6.0 million to the Joint Venture.  The Joint Venture has used $4.0 million of its cash through December 31, 2013.  At December 31, 2013, we had cash and cash equivalents of $6.3 million, of which $2.0 million is held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

If we continue our plan to limit internal operations in a virtual operating model in 2014, we currently estimate that we will expend in the range of $4.0 million in 2014, which includes approximately $2.5 million by LipimetiX Development LLC, of which the joint venture has $2.0 million at December 31, 2013, with the remaining $0.5 million to be either allocated from general Company funds or obtained from other sources, and excludes litigation costs related to the qui tam action, which cannot be estimated at this time and could be significant.  Currently our planned operations in 2014 consist of continuing our development partnering efforts for AZX100, investigating pre-clinical, clinical or other strategic options for AZX100, monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and its analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value with AZX100, LipimetiX Development LLC operations and qui tam litigation activity.

We anticipate that our cash and short-term investments at December 31, 2013 will be sufficient to meet our presently projected cash and working capital requirements for the next twelve months.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

Consolidated balance sheets as of December 31, 2013 and December 31, 2012, consolidated statements of operations, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2013, and the consolidated statements of operations, changes in equity and cash flows for the period of August 5, 2004 through December 31, 2013, together with the related notes and the report of Moss Adams LLP, our independent registered public accounting firm, are set forth on the “F” pages of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

                The management of Capstone Therapeutics Corp. (a development stage company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 1992 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Report on Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

John M. Holliman, III

John M. Holliman III, 60, has served as Executive Chairman and Principal Executive Officer of the Company since April 2006 and has served as a director of the Company since September 1987 and as Chairman of the Board of Directors since August 1997.  Since February 1993 he has been a general partner of entities which are the general partners of Valley Ventures, LP (formerly known as Arizona Growth Partners, LP), Valley Ventures II, LP, Valley Ventures III, LP, Valley Ventures III Annex, LP,  all of which are venture capital funds that invest principally in life science companies.

John M. Holliman, III has over thirty years of business experience, including service on the boards of over forty companies, commercial lending experience with major financial institutions, and has been active in venture capital financing for over twenty-five years, concentrating in the medical/biotech industries.  Mr. Holliman earned a BBA in Finance and a MBA from Southern Methodist University and a Master of International Management from the Thunderbird School of Global Management. During his career Mr. Holliman has gained substantial executive and board level experience in business, finance and operations. The Board believes the experience and knowledge of Mr. Holliman qualifies him to serve on our board.

Fredric J. Feldman, Ph.D.  (1) (2) (3)

Fredric J. Feldman, Ph.D., 73, has been the President of FJF Associates, a consultant to health care venture capital and emerging companies, since February 1992 and has served as a director of the Company since 1991.  From September 1995 to June 1996, he was the Chief Executive Officer of Biex, Inc., a women’s healthcare company.  He served as Chief Executive Officer of Oncogenetics, Inc., a cancer genetics reference laboratory, from 1992 to 1995.  Between 1988 and 1992, Dr. Feldman was the President and Chief Executive Officer of Microgenics Corporation, a medical diagnostics company.

Dr. Feldman received his Ph.D. in analytical chemistry from the University of Maryland.  He has been a director of a number of public and private companies involved in the healthcare industry.  The Board believes that Dr. Feldman’s over forty years of operating, scientific and business experience in the medical/biotech industry qualifies him for service on our board.

Elwood D. Howse, Jr. (1) (2) (3)

Elwood D. Howse, Jr., 74, has served as a director of the Company since September 1987.  In 1982, Mr. Howse founded Cable, Howse and Ragen, investment banking and stock brokerage firm, subsequently known as Ragen MacKenzie.  In 1977, Mr. Howse co-founded Cable & Howse Ventures, an early stage venture capital firm focused on technology.  In 1976, he served as Vice President, Corporate Finance, for Foster & Marshall, a northwest stock brokerage firm.  In 1974 he was the Chief Financial Officer of Seattle Stevedore Company and the Miller Produce Company.  Mr. Howse has served as a corporate director and advisor to various public, private and non-profit enterprises.  He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association.  He currently serves on the boards of directors of Formotus, Inc., BeneSol Corporation, Stella Therapeutics, Inc. and not-for-profit, Junior Achievement of Washington.  Mr. Howse holds a BS in Engineering from Stanford University and an MBA from Stanford Graduate School of Business.

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
(3)	Member of the Corporate Governance/Nominating Committee

The Audit Committee, which is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consists of Mr. Howse (Chairman), and Dr. Feldman.

In particular, all Audit Committee members possess the required level of financial literacy, at least one member of the Audit Committee meets the current standard of requisite financial management expertise and the Board of Directors has determined that Elwood D. Howse, Jr., the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K of the Securities and Exchange Commission (the “SEC”).  Additionally, Mr. Howse and Dr. Feldman are “independent directors”, as defined in Nasdaq Listing Rule 5605(a)(2).

EXECUTIVE OFFICERS

The employment of Mr. Holliman and Dr. Steer was terminated effective October 31, 2011.  They continue to perform many of their previous duties and responsibilities under consulting agreements.

The following table sets forth information regarding our executive officers and significant consultant:

Name	Age	Title

John M. Holliman, III	60	Executive Chairman and Principal Executive Officer
Randolph C. Steer, MD, Ph.D.	64	Consultant
Les M. Taeger	63	Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer

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

Randolph C. Steer, MD, Ph.D. served as President of the Company from April 5, 2006 until October 31, 2011. Since then, Dr. Steer has provided scientific, regulatory and clinical consulting services to the Company.  Dr. Steer has been an independent pharmaceutical, biotechnology and medical devices consultant since 1989, and has provided services to the Company since 2002.  He has a broad scientific, medical and business background, including extensive experience in pre-clinical, clinical and regulatory affairs, having held key management positions in leading corporations and having served as an advisor to many companies in the United States and abroad.  Dr. Steer has also advised numerous venture capital firms, investment banks and independent investors on the commercial development of drugs, biologics, diagnostics and medical devices.  He has served as Associate Director of Medical Affairs at Marion Laboratories; Medical Director at Ciba Consumer Pharmaceuticals (Ciba-Geigy Corporation); Vice President, Senior Vice President and Member of the Executive Committee at Physicians World Communications Group; Chairman, President and Chief Executive Officer of Advanced Therapeutics Communications International, a global drug regulatory group, and Chairman and Chief Executive Officer of Vicus.com, Inc.  He is a member of the Board of Trustees of the Mayo Clinic and the Board of Directors of Techne Corporation, and was a member of the Board of Directors of BioCryst Pharmaceuticals from 1994 to 2009.  Dr. Steer received his MD degree from the Mayo Medical School and his Ph.D. from the University of Minnesota, where he also completed a residency and subspecialty training in clinical and chemical pathology.  He is a Fellow of the American College of Clinical Pharmacology.

Les M. Taeger joined the Company as Senior Vice President and Chief Financial Officer on January 16, 2006.  Mr. Taeger most recently served as Chief Financial Officer of CardioTech International, Inc. (currently AdvanSource Biomaterials Corporation) (“CardioTech”).  CardioTech was a publicly-traded, medical device company that developed, manufactured and sold advanced products for the treatment of cardiovascular disease.  From September 2000 to February 2004, when Mr. Taeger became Chief Financial Officer of CardioTech, Mr. Taeger served as Chief Financial Officer of Gish Biomedical, Inc. (“Gish”).  Gish, which became a subsidiary of CardioTech pursuant to a merger transaction involving the companies in April 2003, specialized in the manufacture and sale of products used in open-heart surgery, vascular access and orthopedic surgery.  Prior to his employment with CardioTech and Gish, Mr. Taeger was employed for over five years as Chief Financial Officer of Cartwright Electronics, Inc., a division of Meggitt, PLC.  Mr. Taeger is a Certified Public Accountant, with a Bachelor’s degree in accounting.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors, its executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates.  The company believes that all of these filing requirements were satisfied during the year ended December 31, 2013, except for Form 4’s, filed with the SEC on October 30, 2013 by Randolph C. Steer and Leslie M. Taeger, each for options granted on October 25, 2013, to purchase 10,000 shares of the Company’s common stock, that required reporting on or before October 29, 2013.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fredric J. Feldman, Ph.D.	49,000		4,000	-	-	-	53,000
Elwood D. Howse, Jr.	49,000		4,000	-	-	-	53,000

(1)	Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2013, the Company paid directors Board Fees of $6,000 per quarter.  All directors are eligible for a grant of non-qualified stock options pursuant to the Company’s 2005 Equity Incentive Plan.  On June 10, 2005, the Board of Directors approved an annual award to each director of a non-qualified stock option to purchase 10,000 shares of the Company’s Common Stock.  The Company granted to each director non-qualified options to acquire 10,000 shares at a price of $0.17 per share on January 1, 2013 (fair value of $1,000).  These options vested immediately and were granted at the closing market price on the date of grant. The Company also granted to each director, non-qualified stock options to acquire 27,000 shares at a price of $0.21 on February 28, 2013 (fair value $3,000).  These options vested 50% on February 28, 2013 and 50% on February 28, 2014.  All options have been granted with ten-year terms.

The Board of Directors also approved an award on January 1, 2013, to each director of $25,000 in lieu of an annually-scheduled award of the Company’s restricted common stock.

Director Outstanding Equity Awards at Fiscal Year-End

Name		Option Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
(a)		(b)	(c)	(d)	(e)	(f)

John M. Holliman, III		200,000			1.75	5/12/2016
		50,000			1.02	2/21/2018
		125,000			0.45	2/3/2019
		100,000			0.82	2/4/2020
		25,000			0.70	10/30/2018
		65,000			0.17	5/18/2022
		65,000			0.16	8/9/2022
	*	25,500	25,500		0.16	2/28/2023

Various directors:
(1) (2) (3)		30,000			7.40	1/23/2014
(1) (2) (3)		10,000			6.25	12/31/2014
(1) (2) (3)		10,000			4.90	1/2/2016
(1) (2) (3)		25,000			1.75	5/12/2016
(1) (2) (3)		10,000			1.43	1/1/2017
(1) (2) (3)		10,000			1.35	1/1/2018
(1) (3)		25,000			0.70	10/30/2018
(1) (2) (3)		10,000			0.42	1/1/2019
(1) (2) (3)		10,000			0.72	1/1/2020
(1)(2)(3)		10,000			0.58	1/1/2021
(1) (2) (3)		10,000			0.26	1/1/2022
(1) (2)		35,000			0.17	5/18/2022
(1) (2)		42,500			0.16	8/9/2022
(1) (2) (3)	*	10,000			0.17	1/1/2023
(1) (3)		13,500	13,500		0.21	2/28/2023

Feldman, Fred (1)
Holliman, John (2)		* Vest on 2/28/2014
Howse, Elwood (3)		All other directors options were fully vested on 12/31/2013

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

Officer and Key Consultant Compensation

On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during ongoing partnering efforts.  Included in the actions taken was the termination of the employment of John M. Holliman, III, Executive Chairman and Randolph C. Steer, MD, Ph.D., President. These individuals have continued as consultants, rather than as employees, at consulting rates which would equate to approximately $100,000 per year for Mr. Holliman and $120,000 (increased to $135,000 for 2014) per year for Dr. Steer.  As employees, their base compensation had been $200,000 for Mr. Holliman and $325,000 for Dr. Steer.  Les M. Taeger, Chief Financial Officer and Senior Vice President has continued as an employee, but his base compensation was reduced from $242,000 per year to $120,000 (increased to $135,000 for 2014) per year.  All of these officers had also been eligible for an annual bonus based on individual and Company performance goals of up to 40% of their base compensation.  The Board’s actions included cancellation of the Company’s bonus plan.  The vested outstanding stock options held by each executive will continue to be exercisable while such executive is serving as a consultant to the Company.

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

Stock Option Grants

In 2013, the Company granted options to employees to purchase 181,000 shares of the Company’s Common Stock with the exercise price determined by the closing market price on the date of grant ($0.17 to $0.35) and an aggregate grant date fair value of $26,000.  This grant included grants to the named executives (Holliman 61,000 shares, Steer 61,000 shares and Taeger 39,000 shares).

Common Stock Awards

There were no common stock awards in 2013.

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

SUMMARY COMPENSATION TABLE

The following table sets forth, with respect to the years ended December 31, 2013, 2012 and 2011, compensation awarded to, earned by or paid to the Company’s principal executive officer, principal financial officer and key consultant who were serving at the end of the last completed fiscal year (the “named executive officers”).

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John M. Holliman, III Executive Chairman (Principal Executive Officer)	2013 2012 2011	100,000 100,000 179,000	- - -	- 3,000(3) 19,000(3)	7,000 14,000 3,000	- - -	- - -	41,000 (1) 16,000(1) 264,000(1)(2)	148,000 133,000 465,000
Randolph C. Steer, MD, Ph.D., Consultant (former President)	2013 2012 2011	120,000 120,000 276,000	- 25,000 -	- - -	9,000 12,000 19,000	- - -	- - -	- - 325,000 (2)	129,000 157,000 620,000
Les M. Taeger Chief Financial Officer (Principal Financial Officer)	2013 2012 2011	120,000 120,000 237,000	- 25,000 -	- - -	6,000 8,000 10,000	- - -	- - -	- - 242,000 (2)	126,000 153,000 489,000

1.
Mr. Holliman is a member of the Board of Directors and as a director, received compensation of $41,000, $16,000 and $64,000, in cash, in 2013, 2012 and 2011, respectively, and an annual grant of an option to purchase 10,000 shares of the Company’s Common Stock.   Mr. Holliman received total director’s compensation (Board fees, stock awards and option grants) of $48,000, $20,000 and $67,000 in 2013, 2012 and 2011, respectively, as more fully described in the Compensation of Directors section of this Annual Report on Form 10-K.  Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described, for 2013, in Note 5 to the Financial Statements included in this Annual Report on Form 10-K, for 2012, in Note 5 to our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 14, 2013 and for 2011, in Note 5 to the Annual Report on form 10-K filed with the Securities and Exchange Commission on March 21, 2012.

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

Grants of Plan-based Awards
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards (1) ($)

(a)	(b)	(i)	(j)	(k)	(l)
John M. Holliman, III Executive Chairman	1/1/13 2/28/13	- -	10,000 51,000	0.17 0.21	1,000 6,000
Randolph C. Steer, MD, Ph.D. Consultant	2/28/13 10/25/13	- -	51,000 10,000	0.21 0.35	6,000 3,000
Les M. Taeger Chief Financial Officer	2/28/13 10/25/13	- -	29,000 10,000	0.21 0.35	3,000 3,000

Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
John M. Holliman, III	30,000	-	7.40	1/23/2014
	10,000	-	6.25	12/31/2014
	10,000	-	4.90	1/2/2016
	25,000	-	1.75	5/12/2016
	200,000	-	1.75	5/12/2016
	10,000	-	1.43	12/31/2017
	10,000	-	1.35	12/31/2018
	50,000	-	1.02	2/21/2018
	25,000	-	0.70	10/30/2018
	10,000	-	0.42	1/1/2019
	125,000	-	0.45	2/3/2019
	10,000	-	0.72	1/1/2020
	100,000		0.82	2/4/2020
	10,000	-	0.58	1/1/2021
	10,000	-	0.26	1/1/2022
	65,000	-	0.17	5/18/2022
	65,000	-	0.16	8/9/2022
	10,000	-	0.17	1/1/2023
*	25,500	25,500	0.21	2/28/2023
Randolph C. Steer, MD, Ph.D.	200,000	-	1.75	5/12/2016
	50,000	-	1.53	5/21/2017
	50,000	-	1.02	2/21/2018
	75,000	-	0.45	2/3/2019
	50,000	-	0.82	2/4/2020
	50,000	-	0.67	1/17/2021
	65,000	-	0.17	5/18/2022
	65,000		0.16	8/9/2022
*	25,500	25,500	0.21	2/28/2023
**	5,000	5,000	0.35	10/25/2023
Les M. Taeger	150,000	-	5.15	1/16/2016
	150,000	-	1.70	6/2/2016
	14,706	-	1.02	2/21/2018
	50,000	-	0.45	2/3/2019
	35,000	-	0.82	2/4/2020
	25,000	-	0.67	1/17/2021
	45,000	-	0.17	5/18/2022
	45,000	-	0.16	8/9/2022
*	14,500	14,500	0.21	2/28/2023
**	5,000	5,000	0.35	10/25/2023

*	Vest on 2/28/2014
**	Vest on 10/25/2014

 EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND
CHANGE-IN-CONTROL ARRANGEMENTS

Effective April 5, 2006, Mr. John M. Holliman, III, became Executive Chairman and Principal Executive Officer.   On May 12, 2006, the Company entered into an agreement to compensate Mr. Holliman for his services as the Company’s Executive Chairman and principal executive officer (the “Holliman Agreement”).

Effective October 31, 2011, the employment of Mr. Holliman was terminated which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Mr. Holliman, so that his options became exercisable, and payment of his severance benefit.  Subsequent to October 31, 2011, Mr. Holliman has continued his role as Executive Chairman under a consulting agreement, which provides for compensation at an annual rate of $100,000.  Mr. Holliman did not receive a bonus in 2013.

Effective April 5, 2006, Randolph C. Steer, MD, Ph.D., became President of the Company.  Dr. Steer has performed services for the Company since 2002.  On May 12, 2006, the Company also entered into an agreement with Randolph C. Steer, MD, Ph.D., to compensate Dr. Steer for his services as the Company’s President and Chief Operating Officer (the “Steer Agreement”).

Effective October 31, 2011, the employment of Dr. Steer was terminated which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Dr. Steer, so that his options became exercisable, and payment of his severance benefits.  Subsequent to October 31, 2011, Dr. Steer has continued to provide services under a consulting agreement, which provides for compensation at an annual rate of $120,000.  Dr. Steer did not receive a bonus in 2013.  Dr. Steer’s compensation rate for 2014 will be $135,000.

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

Effective October 31, 2011, Mr. Taeger’s annual base salary was reduced to $120,000 and the Company’s bonus plan was terminated.  Mr. Taeger did not receive a bonus in 2013.  Mr. Taeger’s salary for 2014 will be $135,000.

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

At December 31, 2013, unvested options held by named executive officers had intrinsic value of $41,000 and accordingly, accelerated vesting clauses if triggered at December 31, 2013, would have provided $41,000 of additional compensation to the named executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock at February 28, 2014 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group.  At February 28, 2014 there were 40,885,411 shares of the Company’s Common Stock outstanding.

	Common Stock
	Beneficially Owned (1)
Beneficial Owner	Number	Percent of Class
Fredric J. Feldman (2)	492,064	1.1
John M. Holliman, III (3)	1,340,272	3.1
Elwood D. Howse, Jr. (4)	489,203	1.2
Randolph C. Steer (5)	733,298	1.7
Les M. Taeger (6)	613,280	1.4
BVF Group (7)	7,755,688	19.0
Lloyd Miller, III (8)	7,926,389	19.4
All directors and executive officers as a group (9)	3,668,117	8.2
___________________________________
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

(2)	Includes 266,500 shares Dr. Feldman has a right to acquire upon exercise of stock options. Voting and investment power shared with spouse.
(3)
Includes 828,000 shares Mr. Holliman has a right to acquire upon exercise of stock options, 3,000 shares indirectly owned as trustee and 1,658 shares indirectly owned as trustee of Valley Ventures III, LP.

(4)	Includes 266,500 shares Mr. Howse has a right to acquire upon exercise of stock options.
(5)	Includes 688,000 shares Dr. Steer has a right to acquire upon exercise of stock options.
(6)	Includes 568,706 shares Mr. Taeger has a right to acquire upon exercise of stock options.
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

(9)	Includes 2,617,706 shares directors and executive officers have a right to acquire upon exercise of stock options.

The address of each of the listed stockholders, unless noted otherwise, is in care of Capstone Therapeutics Corp., 1275 West Washington Street, Suite 104, Tempe, AZ 85281.

EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2013, aggregated into two categories - plans that have been approved by stockholders and plans that have not.  See Note 5 to the financial statements included in this Annual Report on Form 10-K for additional information on our equity compensation plans.

	Number of securities to	Weighted average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected in
column (a)
Plan Category:	(c)	(b)	(c)
Equity Compensation Plans
approved by Security Holders	3,225,806	$1.52	48,519
Equity Compensation Plans
not approved by Security Holders	N/A	N/A	N/A
Total	3,225,806	$1.52	48,519

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Board of Directors was composed of five outside directors, who were independent directors under Nasdaq Listing Rule 5605(a)(2).  On April 5, 2006, Mr. Holliman became Executive Chairman and Principal Executive Officer of the Company and is no longer an independent director under Nasdaq Listing Rule 5605(a)(2).  On January 17, 2012, Drs. Spiegel, Wardell and White resigned from the Board of Directors.  Currently, the Board of Directors is composed of two outside directors who are independent directors and one director who is not an independent director, under Nasdaq Listing Rule 5605(a)(2).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors reviews transactions with related parties, but has no formal policies in place with respect to such reviews or the approval of such transactions.  During 2013 there were no reported related party transactions with directors, executive officers or other related parties, which might have required disclosure under SEC rules or which were otherwise material to the Company.

The Company has entered into indemnity agreements with all of its directors and officers for the indemnification of and advancing of expenses to such persons to the fullest extent permitted by law.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2013 and December 31, 2012 by our principal accounting firm Moss Adams LLP.

Type of Fee	Amount
	2013	2012
Audit Fees (1)	$111,000	$132,000
Audit-Related Fees (2)	-	7,000
Total Audit and Audit-Related Fees	111,000	139,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	$111,000	$139,000

(1)
Audit fees include fees for services rendered in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012 and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the applicable fiscal year.

(2)
Audit-related fees would include fees for services rendered for matters such as a business combination, sales of shares of the Company’s common stock, and responses to accounting and reporting-related matters.

(3)	Tax fees would include fees for services rendered for tax compliance, preparation of original and amended tax returns, claims for refunds and other tax services.
(4)
Our principal accounting firms did not perform nor bill the Company for any other services during the fiscal years ended December 31, 2013 and 2012 that are appropriately classified as “All Other Fees.”

The Audit Committee has concluded that the services provided by the principal accounting firms that were not related to the audit of the Company’s financial statements were at all times compatible with maintaining that firm’s independence.

Consistent with the rules of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of, the independent auditor.  In recognition of this responsibility, the Audit Committee has included in its charter the responsibility to pre-approve “all auditing services and permitted non-auditing services proposed to be performed by the independent auditor, subject to the de minimis exceptions for non-audit services that were not recognized as non-audit services at the time of engagement and which are subsequently approved by the committee prior to completion of the audit.”  No fees were paid to the independent auditor pursuant to the “de minimis” exception to the foregoing pre-approval policy in 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of Capstone Therapeutics Corp. and Report of our Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - December 31, 2013 and 2012.

Consolidated Statements of Operations - Each of the years in the two-year period ended December 31, 2013 and for the period of August 5, 2004 through December 31, 2013.

Consolidated Statements of Changes in Equity - Each of the years in the two-year period ended December 31, 2013 and for the period of August 5, 2004 through December 31, 2013.

Consolidated Statements of Cash Flows - Each of the years in the two-year period ended December 31, 2013 and for the period of August 5, 2004 through December 31, 2013.

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

CAPSTONE THERAPEUTICS CORP.

Date: March 27, 2014	By	/s/ John M. Holliman, III
John M. Holliman, III Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 193 4, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer) and Director	March 27, 2014
/s/ Fredric J. Feldman Fredric J. Feldman, Ph.D.	Director	March 27, 2014
/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 27, 2014
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2014

S-1

Capstone Therapeutics Corp. (“the Company”)
(Formerly OrthoLogic Corp.)
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2013

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
10.18
Limited Liability Company Agreement of LipimetiX Development, LLC, by and among LipimetiX Development, LLC, Capstone Therapeutics Corp., and the other members and managers party thereto, effective as of August 3, 2012.
Exhibit 10.2 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.19	First Amendment and Consent to Assignment of Exclusive License Agreement by and among The UAB Research Foundation, LipimetiX, LLC and LipimetiX Development, LLC, dated as of August 3, 2012.	Exhibit 10.3 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.20	Management Agreement by and among LipimetiX Development, LLC, Benu BioPharma, Inc., Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D., effective as of August 3, 2012.	Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.21	Accounting Services Agreement by and among LipimetiX Development, LLC and Capstone Therapeutics Corp., effective as of August 3, 2012.	Exhibit 10.5 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.22	Escrow Agreement by and among Capstone Therapeutics Corp., LipimetiX Development, LLC dated as of August 3, 2012	Exhibit 10.6 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012

10.23	Exclusive License Agreement between the UAB Research Foundation and LipimetiX LLC dated August 26, 2011	Exhibit 10.7 to the Company’s Quarterly Report on form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.24	Capstone Therapeutics Corp. Joint Venture Bonus Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 8, 2012
10.25	Accounting Services Agreement Amendment #1, dated August 23, 2013	Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q for the period ended September 30, 2013, filed with the SEC on November 12, 2013
23.1	Consent of independent registered public accounting firm.		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended		X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350***		X
101
The following financial information from our Annual Report on Form 10-K for the fiscal year 2013, filed with the SEC on March 27, 2014  formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2013 and 2012, (ii) the Consolidated  Statements of Operations for the years ended 2013 and 2012 and one hundred and thirteen months ended December 31, 2013, (iii) the Consolidated Statements of Cash Flows for the two years ended December 31, 2013 and 2012 and the one hundred and thirteen months ended December 31, 2012, and (iv) Notes to Consolidated Financial Statements. ***
X

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Capstone Therapeutics Corp.

We have audited the accompanying consolidated balance sheets of Capstone Therapeutics Corp. (formerly OrthoLogic Corp.) (a development stage company) (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2013 and for the period August 5, 2004 (inception) through December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capstone Therapeutics Corp. (a development stage company) as of December 31, 2013 and 2012 and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2013 and for the period from August 5, 2004 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States.

Scottsdale, Arizona
March 27, 2014

/s/ Moss Adams LLP

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents, $2,042 reserved at December 31, 2013	$6,258	$10,205
Other current assets	233	383
Total current assets	6,491	10,588

Patent license rights, net	823	980
Furniture and equipment, net	3	23
Total assets	$7,317	$11,591

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$88	$233
Other accrued liabilities	12	61
Total current liabilities	100	294

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	20	20
100,000,000 shares authorized; 40,885,411 shares in 2013
and 2012
Additional paid-in capital	189,215	189,181
Accumulated deficit ($154,256 at December 31, 2013 and
$150,335 at December 31, 2012, accumulated during
development stage period)	(182,018)	(178,097)
Total Capstone Therapeutics Corp. stockholders' equity	7,217	11,104
Noncontrolling interest	-	193
Total equity	7,217	11,297

Total liabilities and equity	$7,317	$11,591

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			As a Development
	Years ended December 31,		Stage Company
			August 5, 2004 -
	2013	2012	December 31, 2013

OPERATING EXPENSES
General and administrative	$1,169	$1,764	$32,655
Research and development	3,124	2,385	105,558
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	4,293	4,149	172,149

Interest and other income, net	(158)	(96)	(14,011)
Loss from continuing operations before taxes	4,135	4,053	158,138
Income tax benefit	(21)	-	(1,376)
Loss from continuing operations	4,114	4,053	156,762
Discontinued operations - net gain on sale of
the bone device business, net of taxes of $267	-	-	(2,202)
Net Loss	4,114	4,053	154,560

Less: Net Loss attributable to the noncontrolling
interest	(193)	(473)	(667)
Net Loss attributable to Capstone Therapeutics
Corp. stockholders	$3,921	$3,580	$153,893
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutics Corp. stockholders	$0.10	$0.09
Basic and diluted shares outstanding	40,885	40,879

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

		Capstone Therapeutics Corp. Stockholders' Equity
	Potentially					Non
	Redeemable	Common Stock		Additional	Accumulated	controlling
	Equity	Shares	Amount	Paid in Capital	Deficit	Interest	Total
Balance August 5, 2004 (prior to the acquisition of CBI)	$-	34,550	$17	$146,125	$(27,762)	$-	$118,380
Acquisition of CBI, August 5, 2004	-	3,248	2	23,451	-	-	23,453
Acquisition of AzERx, February 27, 2006	-	1,355	1	7,763	-	-	7,764
Exercise of common stock options	-	997	-	4,579	-	-	4,579
Stock-based compensation cost	-	-	-	3,505	-	-	3,505
Compensation earned on stock awards	-	494	-	1,200	-	-	1,200
Sale of common stock	-	1,263	1	3,375	-	-	3,376
Common stock purchased and retired	-	(1,132)	(1)	(1,040)	-	-	(1,041)
Recognized uncertain tax position	-	-	-	-	(363)	-	(363)
Reclassification of share-based awards liability	-	-	-	116	-	-	116
Recognition of potentially redeemable equity,	-					-
net of amortization	15,556	-	-	-	(15,556)	-	(15,556)
De-recognition of potentially redeemable equity,	-					-
net of amortization	(15,556)	-	-	-	15,556	-	15,556
Net loss August 5, 2004 through December 31, 2011	-	-	-	-	(146,392)	-	(146,392)
Balance December 31, 2011		40,775	20	189,074	(174,517)	-	14,577

Formation of Joint Venture	-	-	-	-	-	666	666
Stock-based compensation cost	-	110	-	107	-	-	107
Net loss	-	-	-	-	(3,580)	(473)	(4,053)
Balance December 31, 2012	-	40,885	20	189,181	(178,097)	193	11,297

Stock-based compensation cost	-	-	-	34	-	-	34
Net loss	-	-	-	-	(3,921)	(193)	(4,114)
Balance December 31, 2013	$-	40,885	$20	$189,215	$(182,018)	$-	$7,217

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			As a
			Development
			Stage Company
	Years Ended December 31,		August 5, 2004 -
	2013	2012	December 31, 2013

OPERATING ACTIVITIES
Net loss	$(4,114)	$(4,053)	$(154,560)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization	173	29	4,144
Non-cash stock-based compensation	34	107	4,965
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	150	375	1,475
Accounts payable	(145)	156	(883)
Accrued liabilities	(49)	19	(3,004)
Cash flows used in operating activities	(3,951)	(3,367)	(115,080)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	-	(1,044)
Proceeds from sale of assets	4	172	7,176
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent rights	-	(378)	(1,028)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows provided by (used in) investing activities	4	(206)	58,984
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,947)	(3,573)	(49,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,205	13,778	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,258	$10,205	$6,258

Supplemental Disclosure of Non-Cash Investing Activities -		LipimetiX	LipimetiX/AzERx/CBI
LipimetiX/AzERx/CBI Acquisitions:
Current assets acquired		$-	$29
Patent rights acquired		1,045	3,187
Liabilities acquired, and accrued acquisition costs		-	(457)
Original investment reversal		-	(750)
In-process research and development acquired		-	34,311
Noncontrolling interest		(667)	(667)
Common stock issued for acquisition		-	(31,217)
Cash paid		$378	$4,436

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

The JV has a development plan to pursue regulatory approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial development plan will extend through Phase 1a and 1b/2a clinical trials and is expected to be completed in the fourth quarter of 2014. The clinical trials will have a safety primary endpoint and an efficacy endpoint targeting reduction of LDL and non-HDL cholesterol.

Regulatory filings have been made by the JV in both Canada and Australia seeking allowance to commence the proposed clinical trials. The proposed clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single ascending doses (Phase 1a in healthy patients) and multiple ascending doses (Phase 1b/2a in patients with Refractory Hypercholesterolemia). It is expected that the Phase 1a clinical trial will consist of 36 patients and the Phase 1b/2a will consist of 15 patients. The JV anticipates receiving allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  Based on this anticipated allowance, the JV has elected to pursue clinical trials in Australia. The JV will continue to work with Canadian regulatory authorities, and may, conditions permitting, conduct future clinical trials in Canada, the USA and other regulatory jurisdictions.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note 10 to our financial statements included in this Form 10-K.

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

Description of Prior and Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1)in the liver.  AEM-28, as an Apo E mimetic, has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia, HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with the University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.  The JV has performed pre-clinical studies with AEM-28.

AZX100

AZX100 is a novel synthetic 24-amino acid peptide and is believed to have smooth muscle relaxation and anti-fibrotic properties.  AZX100 has been evaluated for medically and commercially significant applications, such as prevention of hypertrophic and keloid scarring and treatment of pulmonary and peridural fibrosis.  We filed an IND for a dermal scarring indication in 2007 and completed Phase 1a and Phase 1b safety clinical trials in dermal scarring in 2008.  We commenced Phase 2 clinical trials in dermal scarring following shoulder surgery and keloid scar revision in the first quarter of 2009.  During 2010 we completed and reported results for our clinical trials in keloid scar revision and substantially completed our Phase 2 clinical trial in dermal scarring following shoulder surgery.  We completed and reported our Phase 2 clinical trial in dermal scarring following shoulder surgery in 2011.  We have an exclusive worldwide license to AZX100.  In the first quarter of 2012 we ceased clinical development of AZX100, our principal drug candidate, in dermal scarring.  Certain manufacturing and regulatory projects related to AZX100 that are either required from a statutory perspective or for reporting purposes will continue to their completion.  We are also performing limited pre-clinical studies in fibrosis.  We are currently focused on development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

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

On August 5, 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications.  We became a development stage entity commensurate with the acquisition.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our product candidates.  (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to, Chrysalin.

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

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through December 31, 2013, we have incurred $154 million in net losses as a development stage company.

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

Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and cash deposited with financial institutions, including money market accounts, and investments purchased with an original or remaining maturity of three months or less when acquired.  Cash and cash equivalents include $2.0 million held in, and reserved for use by, LipimetiX Development, LLC.

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

Accrued Clinical.  Accrued clinical represents the liability recorded on a per subject basis of the costs incurred for our human clinical trials.  Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the subject. We had no active clinical trials at December 31, 2013.

Stock-based compensation.  We account for share-based compensation arrangements in accordance with ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each grant is estimated on the date of grant using a valuation model that meets certain requirements.  We use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model was affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and an expected dividend yield.  We used our historical volatility as adjusted for future expectations. The expected life of the stock options was based on historical data and future expectations of when the awards will be exercised.  The risk-free interest rate assumption was based on observed interest rates with durations consistent with the expected terms of our stock options.  The dividend yield assumption was based on our history and expectation of dividend payouts.  The fair value of our restricted stock units was based on the fair market value of our common stock on the date of grant.  We evaluated the assumptions used to value our share-based payment awards on a quarterly basis.  For non-employees, expense was recognized as the service was provided and when performance was complete in accordance with ASC Topic 505 – 550 “Equity-Based Payments to Non-Employees.”

Effective January 1, 2006, stock-based compensation expense recognized in our financial statements has been based on awards that were ultimately expected to vest.  We recognized compensation cost for an award with only service conditions that had a graded vesting schedule on a straight line basis over the requisite service period as if the award was, in-substance, a multiple award.  However, the amount of compensation cost recognized at any date was at least equal to the portion of grant-date fair value of the award that was vested at that date.  The amount of stock-based compensation expense is reduced for estimated forfeitures.  Forfeitures were required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

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

The Company recorded stock-based compensation of $34,000 in 2013 and $107,000 in 2012, which increased the net loss.  Loss per weighted average basic and diluted shares outstanding increased by less than $0.01 per share in 2013 and $0.01 per share in 2012 due to stock-based compensation.

 Loss per common share.  In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the year ended December 31, 2013. 765,000 shares were determined to be outstanding and excluded from the calculation of diluted loss per share because they were anti-dilutive.  At December 31, 2013, options and warrants to purchase 3,389,935 shares of our common stock, at exercise prices ranging from $0.16 to $7.83 per share, were outstanding.

Income Taxes.  Under ASC Topic 740 “Income Taxes” (“ASC 740”), income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities.  We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized.  Pursuant to ASC 740, we have determined that the deferred tax assets at December 31, 2013 and 2012 require a full valuation allowance given that it is not “more-likely-than-not” that the assets will be recovered.

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

Based on our evaluation upon the adoption of ASC 740 on January 1, 2007 and in accordance with ASC 740, the Company recognized a cumulative-effect adjustment of $363,000 at January 1, 2007, increasing its liability for unrecognized tax benefits, interest, and penalties and increasing accumulated deficit.  Subsequent to adoption of ASC 740, each period we evaluate the tax years that remain open for assessment for federal and state tax purposes.  At December 31, 2013, tax years 2009 through 2013 remain open.

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

We may, from time-to-time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2013 and 2012, the Company did not recognize a material amount in interest and penalties.

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

Patents.  Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012.  Their cost will be amortized on a straight-line basis over the key patent life of eighty months.  At December 31, 2013, accumulated amortization totaled $222,000.  If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.

Joint Venture Accounting.  The Company entered into a joint venture in which is has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0. Subsequent joint venture losses are being allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company.

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

Legal costs related to contingencies are expensed as incurred and were not material in either 2013 or 2012.

2.	INVESTMENTS

At December 31, 2013 and December 31, 2012, investments were classified as held-to-maturity securities, as we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.  Such classification requires these securities to be reported at amortized cost unless they are deemed to be permanently or other-than-temporarily impaired in value.

As of December 31, 2013 and 2012, all investments were in investments with maturities less than 90 days and are included in cash and cash equivalents.

3.	FURNITURE AND EQUIPMENT

The components of furniture and equipment at December 31 are as follows (in thousands):

	December 31,
	2013	2012
Machinery and equipment	$221	$601
Furniture and fixtures	34	57
Leasehold improvements	-	36
	255	694
Less accumulated depreciation and amortization	(252)	(671)
Total	$3	$23

Depreciation and leasehold improvement amortization expenses for the years ended December 31, 2013 and 2012, and for the period of August 5, 2004 through December 31, 2013 were $11,000, $47,000 and $1,374,000, respectively.

4.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2013	2012
Accruals and reserves	$1	$1
Valuation allowance	(1)	(1)
Total current	-	-
NOL, AMT and general business credit carryforwards	56,050	55,039
Difference in basis of fixed assets	3	114
Accruals and reserves	274	522
Difference in basis of intangibles	13	13
Valuation allowance	(56,340)	(55,688)
Total non current	-	-
Total deferred income taxes	$-	$-

ASC 740 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period-to-period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $56 million at December 31, 2013 and 2012.  The valuation allowance at both 2013 and 2012 includes approximately $2.7 million for net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital.  The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

The components of the income tax provision (benefit) are as follows (in thousands):

			As a
			Development
			Stage Company
	Years Ended December 31		August 5, 2004 -
	2013	2012	December 31, 2013
Provision (benefit) for income taxes
Current	$(21)	$-	$(2,482)
Deferred	-	-	1,106
Income tax provision (benefit)	$(21)	$-	$(1,376)

The 2013 income tax benefit results from Arizona state income tax legislation passed in 2010 that provides for the refund of seventy five percent of the 2012 Arizona state research and development tax credit for entities that would otherwise not be able to utilize their 2012 Arizona research and development tax credits to reduce 2012 Arizona state income taxes currently payable.

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

We have accumulated approximately $143 million in federal and $43 million in state net operating loss carryforwards (“NOLs”) and approximately $6 million of research and development and alternative minimum tax credit carryforwards.  The federal NOLs expire between 2023 and 2033.  The Arizona state NOL’s expire between 2014 and 2033.  The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

The AzERx and CBI acquisitions were treated as tax free reorganizations under Internal Revenue Code Section 368 and therefore resulted in a carryover basis and no income tax benefit for the related acquisition costs, including in-process research and development costs.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2013 and 2012 and for the period of August 5, 2004 through December 31, 2013 (in thousands):

			As a
			Development
			Stage Company
	Years Ended December 31		August 5, 2004 -
	2013	2012	December 31, 2013
Income tax provision (benefit) at statutory rate	$(1,333)	$(1,217)	$(53,531)
State income taxes	(138)	(165)	(6,096)
Purchased in-process
research and development	-	-	12,533
Research credits	(74)	9	(6,013)
Change in uncertain tax position reserve	-	-	(363)
Expiration of state NOL	548	450	4,029
Other	324	472	2,345
Change in valuation allowance	652	451	45,720
Net provision (benefit)	$(21)	$-	$(1,376)

5.	STOCKHOLDERS’ EQUITY

The number of common shares reserved for issuance under the OrthoLogic 1987 option plan was 4,160,000 shares. This plan expired during October 1997.  In May 1997, our stockholders adopted a new stock option plan (the “1997 Plan”).  The 1997 Plan reserved for issuance 1,040,000 shares of Common Stock.  Subsequent to its original adoption, the Board of Directors and stockholders approved amendments to the 1997 Plan that increased the number of shares of common stock reserved for issuance to 4,190,000.  The 1997 Plan expired in March 2007.  In May 2006, our stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and reserved 2,000,000 shares of our common stock for issuance.  In May 2009, our stockholders approved the reservation of an additional 1,250,000 shares of common stock for issuance under the 2005 Plan, which increased the total shares available for grant under the 2005 Plan to 3,250,000 shares.  At December 31, 2013, 48,519 shares remained available to grant under the 2005 Plan (the 1997 plan and the 2005 plan are collectively referred to as “The Plans”).  Two types of options may be granted under the Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code.  All eligible employees may receive more than one type of option.  Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

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

We used the Black-Scholes model with the following assumptions to determine the total fair value of $34,000 and $59,000 for options to purchase 255,000 and 595,000 shares of our common stock issued during 2013 and 2012, respectively.

	2013	2012
Risk free interest rate	0.7%	0.8%
Volatility	77%	74%
Expected term from vesting	4.6 Years	4.0 Years

Summary

Non-cash stock compensation cost for the year ended December 31, 2013, totaled $34,000.  In the Statement of Operations for the year ended December 31, 2013, non-cash stock compensation expense of $33,000 was recorded as a general and administrative expense and $1,000 was recorded as a research and development expense.

Non-cash stock compensation cost for the year ended December 31, 2012, totaled $107,000.  In the Statement of Operations for the year ended December 31, 2012, non-cash stock compensation expense of $98,000 was recorded as general and administrative expense and $9,000 was recorded as research and development expense.

No options were exercised in the years ended December 31, 2013 and 2012.

At December 31, 2013, the remaining unamortized non-cash stock compensation costs totaled approximately $2,000, which will be recognized ratably over the period ending December 31, 2014, with an estimated weighted average period of one year.

A summary of option activity under our stock option plans for the years ended December 31, 2013 and 2012 is as follows:

	2013			2012
			Weighted
		Weighted	average		Weighted
		average	remaining		average
	Number of	exercise	contractual term	Number of	exercise
	Options	price	(years)	Options	price

Options outstanding
at the beginning of the year:	3,218,264	$1.71		3,372,501	$2.08
Granted	255,000	$0.22		595,000	$0.17
Exercised	-	$-		-
Expired / Forfeited	(247,458)	$2.65		(749,237)	$2.16
Outstanding at end of year	3,225,806	$1.52	4.96	3,218,264	$1.71
Options exercisable at year-end	3,115,384	$1.57	4.77	3,083,680	$1.78
Options vested and expected
to vest at year end	3,150,504	$1.55	4.83	3,123,618	$1.76

On January 17, 2011, the Board of Directors of the Company granted John M. Holliman 50,000 shares of restricted common stock (fair value on the date of grant of $19,000), which vested January 17, 2012.  On January 17, 2012, the Board of Directors was each granted 10,000 shares of unrestricted common stock (total fair value on the date of grant of $18,000).  The Company had no unvested common stock share awards as of December 31, 2013 and no common stock awards were made in 2013.

It is the Company’s policy to issue options from stockholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of stockholder approved plans.  The options granted to employees under stockholder approved incentive plans have a ten-year term and normally vest over a two to four-year period of service.  All stock options are granted with an exercise price equal to the current market value on the date of grant and, accordingly, stock options have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at December 31, 2013 of $0.26, stock options exercisable or expected to vest at December 31, 2013, have intrinsic value of $6,000.

Warrants

At December 31, 2013, the Company has fully vested warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share which expire in February 2016, and fully vested warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share which expire in July 2016. No warrants were exercised during the years ended December 31, 2013 or 2012.

6.	COMMITMENTS

During 1998 through 2007, we were obligated under a non-cancelable operating lease agreement for a Tempe, Arizona office and research facility.  Rent expense for the years ended December 31, 2013 and 2012, and for the period of August 5, 2004 through December 31, 2013 was $82,000, $263,000 and $5,177,000, respectively.  We subleased portions of the Tempe facility to other tenants and approximately 45% of the Tempe facility was subleased through December 2007, which offset our lease expense.  The Company recorded $2,299,000 of sublease income for the period of August 5, 2004 through December 31, 2007.  The Company had no sublease income in the years subsequent to 2007.

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

We adopted a 401(k) plan for our employees on July 1, 1993 and terminated the plan on November 30, 2012.  There were no 401(k) Company contributions in 2013 or 2012.

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

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX LLC to form a joint venture, LipimetiX Development LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and analogs.  The Company contributed $6 million, which includes $1 million for 600,000 voting common ownership units representing 60% ownership in JV, and $5 million for 5,000,000 non-voting preferred ownership units, which have preferential distribution rights.  The Contribution Agreement called for initial funding of approximately $3.3 million and funding of the remaining approximately $2.7 million (held in escrow) upon milestone achievement of IND allowance by the FDA or mutual agreement of both parties.  By mutual agreement, on August 23, 2013, $800,000 was released from the escrow account and additional funds will be released in 2014.

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

LipimetiX LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UABRF to commercialize UABRF’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs.  Benu is composed of Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D. and Eric M. Morrel, Ph.D.  The Exclusive License Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement.  The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, currently estimated to be approximately by 2028.  The Agreement also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $1,000,000 and minimum royalty payment of $1,000,000 to $5,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs.  UABRF will also receive 15% of Non Royalty Income received after August 25, 2014 and a greater percentage if received before that date.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions with a current monthly fee of $1,000.  The Management Agreement provides for an additional performance measured incentive fee of up to $250,000.

The joint venture formation was as follows ($000’s):

Patent license rights		$1,045
Noncontrolling interests	$	(667)
Cash paid at formation		$378

Patent license rights were recorded at their estimated fair value and will be amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated.  The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests).  However, for the Company’s consolidated financial statement, joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0.  Subsequent joint venture losses are being allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company.

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions of $2,664,000 in 2013, of which $2,471,000 is allocated to the Company, and $3,847,000 for the period from August 3, 2013 (inception) to December 31, 2012, of which $3,180,000 is allocated to the Company. The joint venture operating expenses are included in research and development expenses in the consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  At December 31, 2013, losses totaling $667,000 have been allocated to the noncontrolling interests.

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