Form 10-Q
period 2014-03-31
Capstone Therapeutics Corp.
filed 2014-05-15
CIK 887151

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 104, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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
[   ]Yes     [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

40,885,411 shares of common stock outstanding as of April 30, 2014

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 101

Forward Looking Statements

           We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Form 10-K for the year ended December 31, 2013, include, but are not limited to:

•	the impact of our actions to preserve cash, including the reduction from eighteen employees to two employees and additional steps taken towards a virtual operating model;
•	unfavorable results of product candidate development efforts, including through our LipimetiX joint venture;
•	unfavorable results of pre-clinical or clinical testing, including through our LipimetiX joint venture;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy for AEM-28 or AZX100;
•
failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA approval for product candidates or secure development agreements with pharmaceutical manufacturers; and

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, $1,716 reserved at March 31, 2014	$5,490	$6,258
Other current assets	235	233
Total current assets	5,725	6,491

Patent license rights, net	784	823
Furniture and equipment, net	2	3
Total assets	$6,511	$7,317

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$253	$88
Other accrued liabilities	35	12
Total current liabilities	288	100

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized; 40,885,411 shares in 2014 and 2013 issued and outstanding	20	20
Additional paid-in capital	189,243	189,215
Accumulated deficit ($155,278 at March 31, 2014 and $154,256 at December 31, 2013, accumulated during development stage period)	(183,040)	(182,018)
Total Capstone Therapeutics Corp. stockholders' equity	6,223	7,217
Noncontrolling interest	-	-
Total equity	6,223	7,217

Total liabilities and equity	$6,511	$7,317

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,		As a Development Stage Company
			August 5, 2004 -
	2014	2013	March 31, 2014

OPERATING EXPENSES
General and administrative	$452	$433	$33,107
Research and development	630	912	106,188
Purchased in-process research and development	-	-	34,311
Other	-	-	(375)
Total operating expenses	1,082	1,345	173,231

Interest and other income, net	(60)	(157)	(14,071)
Loss from continuing operations before taxes	1,022	1,188	159,160
Income tax benefit	-	-	(1,376)
Loss from continuing operations	1,022	1,188	157,784
Discontinued operations - net gain on sale of the bone device business, net of taxes of $267	-	-	(2,202)
Net Loss	1,022	1,188	155,582

Less: Net Loss attributable to the noncontrolling interest	-	(193)	(667)
Net Loss attributable to Capstone Therapeutics Corp. stockholders	$1,022	$995	$154,915
Per Share Information:
Net loss, basic and diluted, attributable to Capstone Therapeutics Corp. stockholders	$0.02	$0.02
Basic and diluted shares outstanding	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended		As a Development Stage Company
	March 31,		August 5, 2004 -
	2014	2013	March 31, 2014
OPERATING ACTIVITIES
Net loss	$(1,022)	$(1,188)	$(155,582)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization, net of gain on sale	40	45	4,184
Non-cash stock compensation	28	17	4,993
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	(2)	78	1,473
Accounts payable	165	80	(718)
Accrued liabilities	23	(40)	(2,981)
Cash flows used in operating activities	(768)	(1,008)	(115,848)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	-	(1,044)
Proceeds from sale of assets	-	4	7,176
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent rights	-	-	(1,028)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows provided by investing activities	-	4	58,984
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(768)	(1,004)	(49,917)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,258	10,205	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,490	$9,201	$5,490

Supplemental Disclosure of Non-Cash Investing Activities -			LipimetiX/AzERx/CBI
LipimetiX/AzERx/CBI Acquisitions:
Current assets acquired			$29
Patent rights acquired			3,187
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Noncontrolling interest			(667)
Common stock issued for acquisition			(31,217)
Cash paid			$4,436

See notes to unaudited condensed consolidated financial statements

 CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

Regulatory filings were made by the JV in both Canada and Australia seeking allowance to commence the proposed clinical trials. The proposed clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single ascending doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses (Phase 1b/2a in patients with Refractory Hypercholesterolemia). The Phase 1a clinical trial will consist of 36 patients and the Phase 1b/2a is expected to consist of 15 patients. The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  The Phase 1a clinical trial commenced in Australia in April 2014.  The JV will continue to work with Canadian regulatory authorities, and may, conditions permitting, conduct future clinical trials in Canada, the USA and other regulatory jurisdictions.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B to our financial statements included in this Form 10-Q.

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

Description of Prior and Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1)in the liver.  AEM-28, as an Apo E mimetic, has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia, HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with The University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.  The JV commenced a Phase 1a clinical trial with AEM-28 in Australia, in April 2014.

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

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through March 31, 2014, we have incurred $155 million in net losses as a development stage company.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading.  These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Information presented as of December 31, 2013 is derived from audited financial statements.

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

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the three month period ended March 31, 2014, 302,895 shares of common stock were determined to be outstanding during the period and excluded from the calculations of diluted loss per share because they would be anti-dilutive.  At March 31, 2014, options and warrants to purchase 3,222,835 shares of our common stock, at exercise prices ranging from $0.16 to $6.39 per share, were outstanding.

Cash and Cash Equivalents

At March 31, 2014, cash and cash equivalents included money market accounts. Cash and cash equivalents at March 31, 2014 include $1.7 million held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

Note B.	JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDEMOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX LLC to form a joint venture, LipimetiX Development LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and analogs.  The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units representing 60% ownership in JV, and $5 million for 5,000,000 non-voting preferred ownership units, which have preferential distribution rights.  The Contribution Agreement called for initial funding of approximately $3.3 million and placing the remaining $2.7 million in escrow to be released upon milestone achievement of IND allowance by the FDA or mutual agreement of both parties.  At March 31, 2014, all escrow funds had been released from the escrow account.

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

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions, of $421,000, for the three months ended March 31, 2014 and $4,268,000 for the period from August 3, 2012 (inception) to March 31, 2014, of which $421,000 and $3,601,000, respectively, have been allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  From formation of the joint venture, August 3, 2012, through March 31, 2014, losses totaling $667,000 have been allocated to the noncontrolling interests.

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

The following is management’s discussion of significant events in the three month period ended March 31, 2014 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Regulatory filings were made by the JV in both Canada and Australia seeking allowance to commence the proposed clinical trials. The proposed clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single ascending doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses (Phase 1b/2a in patients with Refractory Hypercholesterolemia). The Phase 1a clinical trial will consist of 36 patients and the Phase 1b/2a is expected to consist of 15 patients. The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  The Phase 1a clinical trial commenced in Australia in April 2014.  The JV will continue to work with Canadian regulatory authorities, and may, conditions permitting, conduct future clinical trials in Canada, the USA and other regulatory jurisdictions.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B to our financial statements included in this Form 10-Q.

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

Description of Prior and Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1)in the liver.  AEM-28, as an Apo E mimetic, has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia, HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with the University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.  The JV commenced a Phase 1a clinical trial with AEM-28 in Australia in April 2014.

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

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2014, for the year ended December 31, 2013 are those that depend most heavily on these judgments and estimates.  As of March 31, 2014, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2013.

Results of Operations Comparing Three-Month Period Ended March 31, 2014 to the Corresponding Period in 2013.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $452,000 in the first quarter of 2014 compared to $433,000 in the first quarter of 2013.  Administration expenses are comparable between periods, reflecting similar administrative activities.

Research and Development Expenses:  Research and development expenses were $630,000 for the first quarter of 2014 compared to $912,000 for the first quarter of 2013.  Our research and development expenses decreased in the first quarter of 2014 compared to the same period in 2013 primarily due to the inclusion and fluctuation of operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $418,000 for the three months ended March 31, 2014, and $831,000 for the three months ended March 31, 2013.

Interest and Other Income, Net:  Interest and other income, net, in 2014 and 2013 included $60,000 and $152,000, respectively, from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership.  No additional amounts are expected to be received from the conversion.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the first quarter of 2014 of $1.0 million compared to a net loss of $1.2 million in the first quarter of 2013.  Net loss fluctuates primarily from the inclusion of the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $421,000 for the three months ended March 31, 2014, and $831,000 for the three months ended March 31, 2013.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs and we contributed $6.0 million to the Joint Venture.  The Joint Venture has used $4.3 million of its cash through March 31, 2014.  At March 31, 2014, we had cash and cash equivalents of $5.5 million, of which $1.7 million is held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

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

We anticipate that our cash and short-term investments at March 31, 2014 will be sufficient to meet our presently projected cash and working capital requirements for the next twelve months.  However, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

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

Reference is made to Item 3. Legal Proceedings in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2014 and to Note C to our Financial Statements included in this report, which information is incorporated in this Item 1 by reference.

Item 1A.	Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits

See the Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	May 15, 2014
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	May 15, 2014
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

  Capstone Therapeutics Corp.
 (the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2014

Exhibit No.	Description	Incorporated by Reference To:	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350. *

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2014, filed with the SEC on May 15, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and the one hundred and sixteen months ended March 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months March 31, 2014 and 2013 and the one hundred and sixteen months ended March 31, 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements. *

* Furnished herewith