Form 10-Q
period 2014-06-30
Capstone Therapeutics Corp.
filed 2014-08-14
CIK 887151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________   to _______________

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
40,885,411 shares of common stock outstanding as of July 31, 2014

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)

EXHIBIT 3.1
EXHIBIT 4.1
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

•	effect of the ongoing qui tam litigation on our stock price, liquidity, and our ability to execute corporate or other transactions, or our ability to continue operations; and
•
Qui tam litigation costs or any resulting judgment could exceed our available resources, and we may be forced to liquidate before fully exploring the value that could be realized from our AZX100 or LipimetiX Development LLC development activities.

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, $826 reserved at June 30, 2014	$4,193	$6,258
Other current assets	345	233
Total current assets	4,538	6,491

Patent license rights, net	745	823
Furniture and equipment, net	-	3
Total assets	$5,283	$7,317

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$112	$88
Other accrued liabilities	318	12
Total current liabilities	430	100

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized;	20	20
40,885,411 shares in 2014 and 2013 issued and outstanding
Additional paid-in capital	189,264	189,215
Accumulated deficit ($156,669 at June 30, 2014 and
$154,256 at December 31, 2013, accumulated during
development stage period)	(184,431)	(182,018)
Total Capstone Therapeutics Corp. stockholders' equity	4,853	7,217
Noncontrolling interest	-	-
Total equity	4,853	7,217

Total liabilities and equity	$5,283	$7,317

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

					As a Development
	Three months ended June 30,		Six months ended June 30,		Stage Company
					August 5, 2004 -
	2014	2013	2014	2013	June 30, 2014

OPERATING EXPENSES
General and administrative	$222	$277	$674	$711	$33,329
Research and development	1,172	749	1,802	1,661	107,360
Purchased in-process research and development	-	-	-	-	34,311
Other	-	-	-	-	(375)
Total operating expenses	1,394	1,026	2,476	2,372	174,625

Interest and other income, net	(3)	3	(63)	(154)	(14,074)
Loss from continuing operations before taxes	1,391	1,029	2,413	2,218	160,551
Income tax benefit	-	(21)	-	(21)	(1,376)
Loss from continuing operations	1,391	1,008	2,413	2,197	159,175
Discontinued operations - net gain on sale of
the bone device business, net of taxes of $267	-	-	-	-	(2,202)
NET LOSS	1,391	1,008	2,413	2,197	156,973
Less: Net Loss attributable to the noncontrolling
interest	-	-	-	(193)	(667)
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$1,391	$1,008	$2,413	$2,004	$156,306
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutic Corp. stockholders	$0.03	$0.02	$0.06	$0.05
Basic and diluted shares outstanding	40,885	40,885	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			As a Development
	Six months ended		Stage Company
	June 30,		August 5, 2004 -
	2014	2013	June 30, 2014
OPERATING ACTIVITIES
Net loss	$(2,413)	$(2,197)	$(156,973)
Non cash items:
Deferred tax expense	-	-	770
Depreciation and amortization, net of gain on sale	81	90	4,225
Non-cash stock compensation	49	28	5,014
Gain on sale of bone device business	-	-	(2,298)
In-process research and development	-	-	34,311
Change in other operating items:
Interest, income taxes and other current assets	(112)	186	1,363
Accounts payable	24	(159)	(859)
Accrued liabilities	306	(34)	(2,698)
Cash flows used in operating activities	(2,065)	(2,086)	(117,145)
INVESTING ACTIVITIES
Expenditures for furniture and equipment, net	-	-	(1,044)
Proceeds from sale of assets	-	4	7,176
Cash paid for assets of AzERx/CBI	-	-	(4,058)
Cash paid for patent rights	-	-	(1,028)
Purchases of investments	-	-	(282,538)
Maturities of investments	-	-	340,476
Cash flows provided by investing activities	-	4	58,984
FINANCING ACTIVITIES
Net proceeds from stock option exercises	-	-	4,612
Net proceeds from sale of stock	-	-	3,376
Common stock purchases	-	-	(1,041)
Cash flows provided by financing activities	-	-	6,947

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,065)	(2,082)	(51,214)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,258	10,205	55,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,193	$8,123	$4,193

Supplemental Disclosure of Non-Cash Investing Activities -			LipimetiX/AzERx/CBI
LipimetiX/AzERx/CBI Acquisitions:
Current assets acquired			$29
Patent rights acquired			3,187
Liabilities acquired, and accrued acquisition costs			(457)
Original investment reversal			(750)
In-process research and development acquired			34,311
Noncontrolling interest			(667)
Common stock issued for acquisition			(31,217)
Cash paid			$4,436

See notes to unaudited condensed consolidated financial statements

 CAPSTONE THERAPEUTICS CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  Certain manufacturing and regulatory activities related to AZX100 that are required either from a statutory perspective or for reporting purposes, will continue.  We are also performing limited pre-clinical studies with AZX100 in fibrosis.  We continue to seek development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

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

Regulatory filings were made by the JV in both Canada and Australia seeking allowance to commence the proposed clinical trials. The proposed clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single ascending doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses (Phase 1b/2a in patients with Refractory Hypercholesterolemia). The Phase 1a clinical trial will consist of 36 patients and the Phase 1b/2a is expected to consist of 15 patients. The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014.  The JV will continue to work with Canadian regulatory authorities, and may, conditions permitting, conduct future clinical trials in Canada, the USA and other regulatory jurisdictions.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B to our financial statements included in this Form 10-Q.

The Company intends to limit its internal operations to a virtual operating model while continuing monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities, investigating strategic options for AZX100, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Description of Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1)in the liver.  AEM-28, as an Apo E mimetic, has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia, HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with The University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.  The JV commenced Phase 1a and Phase 1b/2a clinical trials with AEM-28 in Australia, in 2014.

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

Our development activities represent a single operating segment as they shared the same product development path and utilized the same Company resources.  As a result, we determined that it is appropriate to reflect our operations as one reportable segment. Through June 30, 2014, we have incurred $157 million in net losses as a development stage company.

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

Loss per Common Share

In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the six month period ended June 30, 2014, 269,140 shares of common stock were determined to be outstanding during the period and excluded from the calculations of diluted loss per share because they would be anti-dilutive.  At June 30, 2014, options and warrants to purchase 3,327,835 shares of our common stock, at exercise prices ranging from $0.16 to $6.25 per share, were outstanding.

Cash and Cash Equivalents

At June 30, 2014, cash and cash equivalents included money market accounts. Cash and cash equivalents at June 30, 2014 include $826,000 held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

Recent Accounting Pronouncement

In June 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation removes the definition of a development stage entity and all incremental financial reporting requirements from U.S. GAAP for development stage entities. Topic 915 Development Stage Entities will be removed from the FASB Accounting Standards Codification™. The elimination of the development stage entity financial reporting requirements is effective for annual reporting periods beginning after December 15, 2014. A public business entity may adopt this guidance early for any annual reporting period or interim period for which financial statements have not been issued. The adoption of this accounting standard update will have no impact on our condensed consolidated financial statements. We intend to adopt this accounting standard update in our third quarter ending September 30, 2014.

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

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

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

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions, of $1,433,000 for the six months ended June 30, 2014 and $5,280,000 for the period from August 3, 2012 (inception) to June 30, 2014, of which $1,433,000 and $4,613,000, respectively, have been allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  From formation of the joint venture, August 3, 2012, through June 30, 2014, losses totaling $667,000 have been allocated to the noncontrolling interests.

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

Note D.	Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to 45% of qualified expenditures.  Subsequent to the end of its Australian tax year, Lipimetix Australia Pty Ltd intends to submit a claim for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. Through June 30, 2014, Lipimetix Australia Pty Ltd has incurred AUD$634,000 of research and development expenditures that may be qualified expenditures eligible for a 45% refundable tax credit. Given the complex nature of the Australian tax regulations and the uncertainty as to the eligibility of expenditures and the amount of qualified expenditures, no refundable Australian tax credits have been recorded at June 30, 2014.

Note E.	Authorized Preferred Stock

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

In connection with the Tax Benefit Preservation Plan (“Benefit Plan”) dated June 24, 2014, between the Company and Computershare (formerly Bank of New York), our Board of Directors approved the designation of 1,000,000 shares of Series A Preferred Stock. The Benefit Plan and the exercise of rights to purchase Series A Preferred Stock, pursuant to the terms thereof, may delay, defer or prevent a change in control because the terms of any issued Series A Preferred Stock would potentially prohibit our consummation of certain extraordinary corporate transactions without the approval of the Board.  In addition to the anti-takeover effects of the rights granted under the Benefit Plan, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders.  The Benefit Plan expires June 24, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and six month periods ended June 30, 2014 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  Certain manufacturing and regulatory activities related to AZX100 that are required either from a statutory perspective or for reporting purposes, will continue.  We are also performing limited pre-clinical studies with AZX100 in fibrosis.  We continue to seek development partnering or licensing opportunities for AZX100 in dermal scarring, pulmonary fibrosis and peridural fibrosis.

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

The clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single ascending doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses (Phase 1b/2a in patients with Refractory Hypercholesterolemia). The Phase 1a clinical trial consists of 36 patients and the Phase 1b/2a is expected to consist of 15 patients. The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  Both clinical trials have commenced in Australia (Phase 1a in April 2014 and Phase 1b/2a in June 2014).  The JV will continue to work with Canadian regulatory authorities, and may, conditions permitting, conduct future clinical trials in Canada, the USA and other regulatory jurisdictions.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B to our financial statements included in this Form 10-Q.

The Company intends to limit its internal operations to a virtual operating model while continuing monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities, investigating strategic options for AZX100, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Description of  Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver.  AEM-28, as an Apo E mimetic, has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia, HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with the University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.  The JV commenced Phase 1a and Phase 1b/2a clinical trials with AEM-28 in Australia in 2014.

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

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2014, for the year ended December 31, 2013 are those that depend most heavily on these judgments and estimates.  As of June 30, 2014, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2013.

Results of Operations Comparing Three-Month Period Ended June 30, 2014 to the Corresponding Period in 2013.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $222,000 in the second quarter of 2014 compared to $277,000 in the second quarter of 2013.  Administration expenses are comparable between periods, reflecting similar administrative activities.

Research and Development Expenses:  Research and development expenses were $1,172,000 for the second quarter of 2014 compared to $749,000 for the second quarter of 2013.  Our research and development expenses increased in the second quarter of 2014 compared to the same period in 2013 primarily due to the inclusion and fluctuation of operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $987,000 for the three months ended June 30, 2014, and $584,000 for the three months ended June 30, 2013.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the second quarter of 2014 of $1.4 million compared to a net loss of $1.0 million in the second quarter of 2013.  Net loss fluctuates primarily from the inclusion of the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $987,000 for the three months ended June 30, 2014, and $584,000 for the three months ended June 30, 2013.

Results of Operations Comparing Six-Month Period Ended June 30, 2014 to the Corresponding Period in 2013.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $674,000 in 2014 compared to $711,000 in 2013.  Administration expenses are comparable between periods, reflecting similar administrative activities.

Research and Development Expenses:  Research and development expenses were $1,802,000 in 2014 compared to $1,661,000 in 2013.  Our research and development expenses include the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $1,405,000 for the six months ended June 30, 2014, and $1,415,000 for the six months ended June 30, 2013.

Interest and Other Income, Net:  Interest and other income, net, in 2014 and 2013 included $60,000 and $152,000, respectively, from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership.  No additional amounts are expected to be received from the conversion.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in 2014 of $2.4 million compared to a net loss of $2.0 million in 2013.  Net Loss includes the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $1,408,000 for the six months ended June 30, 2014, and $1,415,000 for the six months ended June 30, 2013.  The Net Loss in 2014 increased primarily due to less other income in 2014 and the allocation of 100% of the joint venture losses to the Company in 2014.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flows and public and private sales of equity securities.  However, with the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.  We received approximately $100 million in cash from the sale of our Bone Device Business.  On February 27, 2006, we entered into an agreement with Quintiles (see Note 15 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 5, 2008), which provided an investment by Quintiles in our common stock,  of which $2,000,000 was received on February 27, 2006 and $1,500,000 was received on July 3, 2006.  In 2010, we received a tax refund of $1,009,000 from the tax year 2003, related to federal tax legislation changes in the fourth quarter of 2009, and in 2010 we were awarded a Therapeutic Discovery Project federal grant of $244,000.  In 2011, we received an Arizona State income tax refund for the 2010 tax year of $181,000.  We also received additional Arizona State income tax refunds of $158,000 in 2012 for the 2011 tax year and $21,000 in 2013 for the 2012 tax year.  We received net proceeds of $4,612,000 from the exercise of stock options during our development stage period, $176,000 from the sale of lab equipment and furniture and $152,000 from the conversion of an insurance company, in which we were a policy holder, from mutual to private ownership.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs and we contributed $6.0 million to the Joint Venture.  The Joint Venture has used $5.2 million of its cash through June 30, 2014.  At June 30, 2014, we had cash and cash equivalents of $4.2 million, of which $0.8 million is held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

If we continue our plan to limit internal operations in a virtual operating model in 2014, we currently estimate that we will expend in the range of $4.0 million in 2014, which includes approximately $2.5 million by LipimetiX Development LLC, of which the joint venture has $2.0 million at December 31, 2013, with the remaining $0.5 million to be either allocated from general Company funds or obtained from other sources (Including the possible Australian refundable research and development tax credit as described in Note D), and excludes litigation costs related to the qui tam action, which cannot be estimated at this time and could be significant.  Currently our planned operations in 2014 consist of continuing monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and its analogs development activities, investigating strategic options for AZX100, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on its future AZX100 development plans, results of our efforts to create shareholder value with AZX100, LipimetiX Development LLC operations and qui tam litigation activity.

We anticipate that our cash and short-term investments at June 30, 2014 will be sufficient to meet our presently projected cash and working capital requirements for the next twelve months.  However, we cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.  In any event, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	August 14, 2014
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2014

 Capstone Therapeutics Corp.
 (the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2014

No.	Description	Incorporated by Reference To:	Filed Herewith
3.1	Restated Certificate of Incorporation, as amended through June 24, 2014		X
4.1	Tax Benefit Preservation Plan, dated as of June 24, 2014, by and between Capstone Therapeutics Corp. and Computershare Inc., as rights agent.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.*
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2014, filed with the SEC on August 14, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated  Statements of Operations for the three and six months ended June 30, 2014 and 2013 and the one hundred and nineteen months ended June 30, 2014, (iii) the Condensed  Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and nineteen months ended June 30, 2014, and (iv) Notes to Unaudited Condensed Consolidated  Financial Statements.

* Furnished herewith
X