Form 10-Q
period 2014-09-30
Capstone Therapeutics Corp.
filed 2014-11-13
CIK 887151

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

  or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________	to	____________________

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 104, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

40,885,411 shares of common stock outstanding as of October 31, 2014

CAPSTONE THERAPEUTICS CORP.

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 101

Forward Looking Statements

           We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Form 10-K for the year ended December 31, 2013, include, but are not limited to:

•	the impact of our actions to preserve cash, including the reduction from eighteen employees to two employees and additional steps taken towards a virtual operating model;
•	unfavorable results of product candidate development efforts, including through our LipimetiX joint venture;
•	unfavorable results of pre-clinical or clinical testing, including through our LipimetiX joint venture;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy for AEM-28 and its analogs;
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
•
Qui tam litigation costs or any resulting judgment could exceed our available resources, and we may be forced to liquidate before fully exploring the value that could be realized from our LipimetiX Development LLC development activities.

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

PART I – Financial Information
Item 1.  Financial Statements

CAPSTONE THERAPEUTICS CORP.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents, $89 reserved at September 30, 2014	$3,111	$6,258
Other current assets	277	233
Total current assets	3,388	6,491

Patent license rights, net	705	823
Furniture and equipment, net	-	3
Total assets	$4,093	$7,317

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	225	88
Other accrued liabilities	246	12
Total current liabilities	471	100

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized;	20	20
40,885,411 shares in 2014 and 2013 issued and outstanding
Additional paid-in capital	189,267	189,215
Accumulated deficit	(185,665)	(182,018)
Total Capstone Therapeutics Corp. stockholders' equity	3,622	7,217
Noncontrolling interest	-	-
Total equity	3,622	7,217

Total liabilities and equity	$4,093	$7,317

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

OPERATING EXPENSES
General and administrative	$373	$245	$1,047	$956
Research and development	865	958	2,667	2,619
Total operating expenses	1,238	1,203	3,714	3,575

Interest and other income, net	(4)	(1)	(67)	(155)
Loss from continuing operations before taxes	1,234	1,202	3,647	3,420
Income tax benefit	-	-	-	(21)
NET LOSS	1,234	1,202	3,647	3,399
Less: Net Loss attributable to the noncontrolling
interest	-	-	-	(193)
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$1,234	$1,202	$3,647	$3,206
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutic Corp. stockholders	$0.03	$0.03	$0.09	$0.08
Basic and diluted shares outstanding	40,885	40,885	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(3,647)	$(3,399)
Non cash items:
Depreciation and amortization	121	132
Non-cash stock compensation	52	29
Change in other operating items:
Interest, income taxes and other current assets	(44)	300
Accounts payable	137	(33)
Accrued liabilities	234	(55)
Cash flows used in operating activities	(3,147)	(3,026)
INVESTING ACTIVITIES
Proceeds from sale of assets	-	4
Cash flows provided by investing activities	-	4
FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,147)	(3,022)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,258	10,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,111	$7,183

See notes to unaudited condensed consolidated financial statements

 CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Note  A.   OVERVIEW OF BUSINESS

Description of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).  Since March 2012, we no longer have any interest in or rights to Chrysalin.  In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  In August 2014, we notified the Licensor (AzTE) of AZX100 intellectual property that we were terminating the License Agreement and returning all interest in and rights to the AZX100 intellectual property to the Licensor.

 On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.  The JV has a development plan to pursue regulatory approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial development plan will extend through Phase 1a and 1b/2a clinical trials and is expected to be completed in the fourth quarter of 2014. The clinical trials will have a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014.  The proposed clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of six escalating single doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses of the three highest doses from Phase 1a (Phase 1b/2a in patients with Refractory Hypercholesterolemia and healthy subjects with elevated cholesterol and high Body Mass Index). The Phase 1a clinical trial consisted of 36 patients and the Phase 1b/2a is expected to consist of no more than 15 patients.  The Phase 1a clinical trial was completed in August 2014 and the Medical Safety Committee, reviewing all safety-related aspects of the clinical trial, observed an acceptable safety profile.  The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.  The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B to our financial statements included in this Form 10-Q.

The Company intends to limit its internal operations to a virtual operating model while continuing monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Description of Our Peptide Drug Candidate.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1)in the liver.  AEM-28, as an Apo E mimetic, has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with The University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.

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

In August 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our product candidates.  (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to Chrysalin.)

In February 2006, we purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, we acquired an exclusive license for the core intellectual property relating to AZX100. In August 2014, we notified the Licensor (AzTE) of AZX100 intellectual property that we were terminating the License Agreement and returning all interest in and rights to the AZX100 intellectual property to the Licensor.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note C, “Contingency – Legal Proceedings” in Notes to Financial Statements, the Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, if the qui tam legal matter, as described in Note C, is resolved against the Company in excess of management’s expectations, the Company’s financial statements, its development plans and financial viability, could be materially adversely affected.

Joint Venture Accounting

The Company entered into a joint venture to which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0. Subsequent joint venture losses have been allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses have been allocated to the Company.  Effective September 1, 2014, the Company entered into a revolving loan agreement to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $500,000, with the net amount due June 30, 2015.  Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Cash and Cash Equivalents

At September 30, 2014, cash and cash equivalents included money market accounts.  Cash and cash equivalents at September 30, 2014 include $89,000 held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation removes the definition of a development stage entity and all incremental financial reporting requirements from U.S. GAAP for development stage entities. Topic 915 Development Stage Entities will be removed from the FASB Accounting Standards Codification™. The elimination of the development stage entity financial reporting requirements is effective for annual reporting periods beginning after December 15, 2014. A public business entity may adopt this guidance early for any annual reporting period or interim period for which financial statements have not been issued. The adoption of this accounting standard update had no impact on our condensed consolidated financial statements.   We had previously presented our financial statements with development stage entity disclosures.  We adopted this accounting standard update in our third quarter ending September 30, 2014, and accordingly, have omitted development stage information and disclosures from our presentation.

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted.   This accounting standard update currently has no impact on our condensed consolidated financial statements at September 30, 2014.  However, the future impact of the Update, when adopted, cannot be determined at this time.

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

LipimetiX LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UABRF to commercialize UABRF’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs.  Benu is composed of Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D. and Eric M. Morrel, Ph.D.  The Exclusive License Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement.  The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, which are currently estimated to expire between 2019 and 2033.  The Agreement also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $1,000,000 and minimum royalty payments of $1,000,000 to $5,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs.  UABRF will also receive 15% of Non Royalty Income received.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions.  The current accounting services fee is $1,000 a month.  Commencing in November 2014, Benu will receive a reduced monthly management fee, currently estimated to be $35,000.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated.  The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests).  However, for the Company’s consolidated financial statement, joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0.  Subsequent joint venture losses have been allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses have been allocated to the Company.  Effective September 1, 2014, the Company entered into a revolving loan agreement to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $500,000, with the net amount due June 30, 2015.  Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.  At September 30, 2014, there were no outstanding advances.

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions, of $2,226,000 for the nine months ended September 30, 2014 and $6,076,000 for the period from August 3, 2012 (inception) to September 30, 2014, of which $2,226,000 and $5,409,000, respectively, have been allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  From formation of the joint venture, August 3, 2012, through September 30, 2014, losses totaling $667,000 have been allocated to the noncontrolling interests.

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

Note D.   Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures.  Subsequent to the end of its Australian tax year, Lipimetix Australia Pty Ltd intends to submit a claim for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. Through September 30, 2014, Lipimetix Australia Pty Ltd has incurred AUD$920,000 of research and development expenditures that may be qualified expenditures eligible for a 43.5% refundable tax credit. Given the complex nature of the Australian tax regulations and the uncertainty as to the eligibility of expenditures and the amount of qualified expenditures, no refundable Australian tax credits have been recorded at September 30, 2014.

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

In connection with the Tax Benefit Preservation Plan (“Benefit Plan”) dated June 24, 2014, between the Company and Computershare (formerly Bank of New York), our Board of Directors approved the designation of 1,000,000 shares of Series A Preferred Stock. The Benefit Plan and the exercise of rights to purchase Series A Preferred Stock, pursuant to the terms thereof, may delay, defer or prevent a change in control without the approval of the Board.  In addition to the anti-takeover effects of the rights granted under the Benefit Plan, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders.  The Benefit Plan expires June 24, 2016.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and nine month periods ended September 30, 2014 and factors that affected our interim financial condition and results of operations.  This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).  Since March 2012, we no longer have any interest in or rights to Chrysalin.  In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  In August 2014, we notified the Licensor (AzTE) of AZX100 intellectual property that we were terminating the License Agreement and returning all interest in and rights to the AZX100 intellectual property to the Licensor.

 On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28 as treatment for Severe Refractory Hypercholesterolemia and Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012). The initial development plan will extend through Phase 1a and 1b/2a clinical trials and is expected to be completed in the fourth quarter of 2014. The clinical trials will have a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials. The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014.  The proposed clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of six escalating single doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses of the three highest doses from Phase 1a (Phase 1b/2a in patients with Refractory Hypercholesterolemia and healthy subjects with elevated cholesterol and high Body Mass Index).  The Phase 1a clinical trial consisted of 36 patients and the Phase 1b/2a is expected to consist of no more than 15 patients.  The Phase 1a clinical trial was completed in August 2014 and the Medical Safety Committee, reviewing all safety-related aspects of the clinical trial, observed an acceptable safety profile.  The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.    The JV may also fund research or studies to investigate Apo E mimetic molecules, including AEM-28 and analogs, for treatment of acute coronary syndrome.  For a description of the JV, please refer to Note B to our financial statements included in this Form 10-Q.

The Company intends to limit its internal operations to a virtual operating model while continuing monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Description of Our Peptide Drug Candidate.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E that contains a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver.  AEM-28, as an Apo E mimetic, has the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have Severe Refractory Hypercholesterolemia, AEM-28 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with the University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.

Critical Accounting Policies

             Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2014, for the year ended December 31, 2013 are those that depend most heavily on these judgments and estimates.  As of September 30, 2014, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2013.

Results of Operations Comparing Three-Month Period Ended September 30, 2014 to the Corresponding Period in 2013.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $373,000 in the third quarter of 2014 compared to $245,000 in the third quarter of 2013.  Administration expenses increased primarily due to costs related to the qui tam litigation, but were otherwise comparable between periods, reflecting similar administrative activities.

Research and Development Expenses:  Research and development expenses were $865,000 for the third quarter of 2014 compared to $958,000 for the third quarter of 2013.  Our research and development expenses varied in the third quarter of 2014 compared to the same period in 2013 primarily due to the inclusion and fluctuation of operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $790,000 for the three months ended September 30, 2014, and $840,000 for the three months ended September 30, 2013.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the third quarter of 2014 of $1.2 million compared to a net loss of $1.2 million in the third quarter of 2013.  Net loss is affected by the inclusion of the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $790,000 for the three months ended September 30, 2014, and $840,000 for the three months ended September 30, 2013.

Results of Operations Comparing Nine-Month Period Ended September 30, 2014 to the Corresponding Period in 2013.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $1,047,000 in 2014 compared to $956,000 in 2013.  Administration expenses increased primarily due to costs related to the qui tam litigation, but were otherwise comparable between periods, reflecting similar administrative activities.

Research and Development Expenses:  Research and development expenses were $2,667,000 in 2014 compared to $2,619,000 in 2013.  Our research and development expenses include the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $2,195,000 for the nine months ended September 30, 2014, and $2,255,000 for the nine months ended September 30, 2013.

Interest and Other Income, Net:  Interest and other income, net, in 2014 and 2013 included $60,000 and $152,000, respectively, from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership.  No additional amounts are expected to be received from the conversion.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in 2014 of $3.6 million compared to a net loss of $3.2 million in 2013.  Net Loss includes the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $2,195,000 for the nine months ended September 30, 2014, and $2,255,000 for the nine months ended September 30, 2013.  The Net Loss in 2014 increased primarily due to less other income in 2014 and the allocation of 100% of the joint venture losses to the Company in 2014.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations.  Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs and we contributed $6.0 million to the Joint Venture.  The Joint Venture has used $5.9 million of its cash through September 30, 2014.  At September 30, 2014, we had cash and cash equivalents of $3.1 million, of which $0.1 million is held in, and reserved for use by, LipimetiX Development, LLC and unavailable for general use by the Company.

If we continue our plan to limit internal operations in a virtual operating model in 2014, we currently estimate that we will expend in the range of $4.0 million in 2014, which includes approximately $2.5 million by LipimetiX Development LLC, of which the joint venture had $2.0 million at December 31, 2013, with the remaining $0.5 million to be allocated from general Company funds and obtained from other sources (Including the possible Australian refundable research and development tax credit as described in Note D). Our 2014 estimated expenditures excludes litigation costs related to the qui tam action, which cannot be estimated at this time and if significant, would have a material adverse effect on our financial position and our ability to continue our development activities.  Currently our planned operations in 2014 consist of continuing monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and its analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on future LipimetiX Development LLC operations and qui tam litigation activity.

We anticipate that our cash and short-term investments at September 30, 2014 will be sufficient to meet our presently projected cash and working capital requirements for the next twelve months.  However, we will require additional funds if we chose to extend the development of AEM-28 and its analogs past the initial Phase 1a and Phase1b/2a clinical trials. We cannot currently predict the amount of funds that will be required if we chose to extend the development activities of AEM-28 and its analogs or to bring the qui tam action to a final resolution.  In any event, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for product candidates would require us to obtain substantial additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	November 13, 2014
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	November 13, 2014
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

  Capstone Therapeutics Corp.
 (the “Company”)
Exhibit Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2014

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2014, filed with the SEC on November 13, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated  Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed  Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Unaudited Condensed Consolidated  Financial Statements.

* Furnished herewith
X