Form 10-K
period 2014-12-31
Capstone Therapeutics Corp.
filed 2015-03-16
CIK 887151

      U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Preferred Share Purchase Rights
(Title of Class)

 (Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  No  ☒

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
☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCQB on June 30, 2014 was approximately $7,200,000.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:  None

The number of outstanding shares of the registrant’s common stock on February 28, 2015 was 40,885,411.

CAPSTONE THERAPEUTICS CORP.
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2014

 PART I

Item 1.	Business

Overview of the Business

Capstone Therapeutics Corp. (the “Company” or “we”) is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).  Since March 2012, we no longer have any interest in or rights to Chrysalin.  In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  In 2014, we terminated the License Agreement for AZX100 intellectual property and returned all interest in and rights to the AZX100 intellectual property to the Licensor (AzTE).

 On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.  The JV has a development plan to pursue regulatory approval of AEM-28, or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012) and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials have a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014.  The clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of six escalating single doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses of the three highest doses from Phase 1a (Phase 1b/2a in patients with hypercholesterolemia and healthy subjects with elevated cholesterol and high Body Mass Index). The Phase 1a clinical trial consisted of 36 patients and the Phase 1b/2a consisted of 15 patients.  Both clinical trials were completed in 2014 and the Medical Safety Committee, reviewing all safety-related aspects of the clinical trials, observed a generally acceptable safety profile.  As  first-in-man studies, the primary endpoint was safety; yet efficacy measurements analyzing pharmacodynamics yielded statistical significance in the pooled dataset favoring AEM-28 versus placebo in multiple lipid biomarker endpoints.

Concurrently with the development activities with AEM-28, the JV has performed limited pre-clinical studies that have identified an analog of AEM-28, referred to as AEM-28-02, and a new phospholipid formulation, that has the potential of equivalent efficacy, higher human dose toleration and an extended composition of matter patent life (application filed with the U.S. Patent and Trademark Office in 2014).

The JV and Company intend to explore fundraising, partnering or licensing, to obtain additional funding to continue development activities of AEM-28 and AEM-28-02.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities of AEM-28 and its analogs.  The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.  The JV may also fund research or studies to investigate AEM-28-02 for treatment of acute coronary syndrome and other indications.

The Company intends to limit its internal operations to a virtual operating model while continuing monitoring and participating in the management of LipimetiX Development, LLC’s AEM-28 and analogs development activities and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

 Description of Our Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28-02 (an analog of AEM-28) is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid) and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver.  AEM-28 and AEM-28-02, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28 and AEM-28-02.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have hypercholesterolemia, AEM-28 or AEM-28-02 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with The University of Alabama Birmingham Research Foundation for AEM-28 and certain of its analogs.

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

In August 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our products in fresh fracture healing.  (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to Chrysalin.)

In February 2006, we purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, we acquired an exclusive license for the core intellectual property relating to AZX100, an anti-fibrotic peptide. In 2014, we terminated the License Agreement with AzTE (Licensor) for the core intellectual property relating to AZX100 and returned all interest in and rights to the AZX100 intellectual property to the Licensor.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (see Note 9 in Notes to Financial Statements included in this Annual Report on Form 10-K for more information) to develop Apo E mimetic peptide molecule AEM-28 and analogs.

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

In this Annual Report, references to “we”, “our”, the “Company”, “Capstone Therapeutics”, “Capstone”, and “OrthoLogic” refer to Capstone Therapeutics Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.  References to our joint venture, or the “JV”, refer to LipimetiX Development, LLC.

Competition

The biopharmaceutical industry is characterized by intense competition and confidentiality.  We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals or devices that compete with our potential products.  We also may not be aware of all the other competing products our known competitors are pursuing.  In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and subjects, which may affect our ability to complete our research studies.

AEM-28 and Analogs

Cholesterol reduction therapy is one of the largest drug markets served by numerous approved medications and with numerous potential therapies in various stages of clinical development.

Marketing and Sales

AEM-28 and its analogs are not currently available for sale and we do not expect them to be available for sale for some time into the future, if ever.  Thus, we currently have no marketing or sales staff.  External consultants and members of our staff provide some technical marketing support relating to the development of, and market need for, new potential products and additional therapeutic applications of products already under research.

Research and Development

At December 31, 2014, we had two administrative employees and utilized consultants to perform various administrative, regulatory or research tasks.  We have entered into consulting agreements with several former employees in an effort to retain their availability to render services if and when needed.

Our research and development for 2014 and 2013 consisted primarily of work with or through our joint venture.

Through our joint venture, LipimetiX Development, LLC (“JV”), we incurred expenses of $2.4 million and $2.7 million relating to AEM-28 and analogs research efforts in 2014 and 2013, respectively.  The JV has a development plan to pursue regulatory approval of AEM-28 or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012) and other hyperlipidemic indications.  The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014.  The clinical trials have a safety primary endpoint and an efficacy endpoint targeting cholesterol and lipid reduction.

The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014.  The clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of six escalating single doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses of the three highest doses from Phase 1a (Phase 1b/2a in patients with hypercholesterolemia and healthy subjects with elevated cholesterol and high Body Mass Index). The Phase 1a clinical trial consisted of 36 patients and the Phase 1b/2a consisted of 15 patients.  Both clinical trials were completed in 2014 and the Medical Safety Committee, reviewing all safety-related aspects of the clinical trials, observed a generally acceptable safety profile.  As  first-in-man studies, the primary endpoint was safety; yet efficacy measurements analyzing pharmacodynamics yielded statistical significance in the pooled dataset favoring AEM-28 versus placebo in multiple lipid biomarker endpoints.

Concurrently with the development activities with AEM-28, the JV has performed limited pre-clinical studies that have identified an analog of AEM-28, referred to as AEM-28-02, and a new phospholipid formulation, that has the potential of equivalent efficacy, higher human dose toleration and an extended composition of matter patent life (application filed in 2014).

Manufacturing

Currently, third parties certified under Good Manufacturing Practices manufacture AEM-28 and its analogs for us in limited amounts for our clinical and pre-clinical studies.  We use a primary manufacturer for the peptides used in our human clinical trials, but secondary manufacturers are available as needed.  AEM-28 and its analogs chemistry, manufacturing and control plan is based on an infusion formulation.

Patents, Licenses and Proprietary Rights

The JV we entered into on August 3, 2012, LipimetiX Development, LLC, has an Exclusive License Agreement (the “Agreement) with the University of Alabama at Birmingham Research Foundation (“UABRF”) covering AEM-28 and certain analogs (included as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012, and as amended effective December 15, 2014, included as Exhibit 10.1 to the Company’s Current report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2015 ).  The Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement.  The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, currently estimated to be 2034.  The Agreement, as amended, also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $500,000 and minimum royalty payment of $500,000 to $1,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs.  UABRF will also receive 5% of Non Royalty Income received.

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

Employees

As of December 31, 2014, we had two full time administrative employees in our operations and utilize consultants to perform a variety of administrative, regulatory or research tasks.  We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.  As a research and development business, we believe that the success of our business will depend in part on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants.  We face competition from private companies and public institutions for qualified research personnel.  None of our employees are represented by a union and we consider our relationship with our employees to be good.

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

Our website address is www.capstonethx.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practical after we file or furnish them to the U.S. Securities and Exchange Commission.  Once at our website, go to the “Investors” section to locate these filings.  Copies of the materials we file with the Securities and Exchange Commission can also be obtained free of charge from the Securities and Exchange Commission’s website at www.sec.gov, or by contacting the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

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

Safe Harbor

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders.  The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act.  This Annual Report on Form 10-K contains forward-looking statements made pursuant to that safe harbor.  These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	the impact of our actions to preserve cash, including the reduction from eighteen employees to two employees and additional steps taken towards a virtual operating model;
•	unfavorable results of product candidate development efforts, including through our joint venture;
•	unfavorable results of pre-clinical or clinical testing, including through our joint venture;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;
•	increased regulation by the FDA or comparable foreign agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy for AEM-28 and its analogs;

•
failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies approval for product candidates or secure development agreements with pharmaceutical manufacturers;

•	effect of the ongoing qui tam litigation on our stock price, liquidity, and our ability to execute corporate or other transactions, or our ability to continue operations; and
•
Qui tam litigation costs or any resulting judgment could exceed our available resources, and we may be forced to liquidate before fully exploring the value that could be realized from our joint venture’s  development activities.

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

We expect to incur losses for a number of years.   Our current level of funds is not sufficient to support all research expenses to achieve commercialization of any of our product candidates.  In November 2003, we sold all of our revenue generating operations.  We are now focused on developing and testing the product candidates of AEM-28 and its analogs (through our joint venture,  LipimetiX Development, LLC) and have allocated most of our resources to bringing these product candidates to the market, either through clinical trials or partnering efforts.  We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products for at least several years.  As a result of our significant research and development, clinical development, regulatory compliance and general and administrative expenses and the lack of any products to generate revenue, we expect to incur losses for at least the next several years and expect that our losses will increase if we expand our research and development activities and incur significant expenses for clinical trials.  Our cash reserves are the primary source of our working capital.  To complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for AEM-28 and its analogs product candidates would require us to seek other sources of capital.  New sources of funds, including raising capital through the sales of securities, joint venture or other forms of joint development arrangements, sales of developments rights, or licensing agreements, may not be available or may only be available at terms that would have a material adverse impact on our existing stockholders’ interests.

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

Our AEM-28 and analogs product candidates have reached various stages of development but may not be successfully developed or commercialized.

If we fail to commercialize our product candidates, we will not be able to generate revenue.  We currently do not sell any products.  Our product candidates have reached the following stages of development:

AEM-28:
•	Completed Phase 1 and Phase 1b/2a human clinical trials

AEM-28-02:
•	Pre-clinical studies

We are subject to the risk that:

•	the FDA or comparable foreign agencies finds some or all of our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	we are unable to get some or all of our product candidates to market in a timely manner;
•	we are not able to produce our product candidates in commercial quantities at reasonable costs;
•	our products undergo post-market evaluations resulting in marketing restrictions or withdrawal of our products; or
•	the patients, insurance and/or physician community does not accept our products.

In addition, our product development programs may be curtailed, redirected or eliminated at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects which delay or extend the trials;
•	inability to locate, recruit, qualify and retain a sufficient number of patients for our trials;
•	regulatory delays or other regulatory actions;
•	difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;
•	change in the focus of our development efforts;
•	re-evaluation of our clinical development strategy; and

•	lack of sufficient funds to pay for development costs.

We cannot predict whether we will successfully develop and commercialize any of our product candidates.  If we fail to do so, we will not be able to generate revenue.

If one of our product candidates reveals safety or fundamental efficacy issues in clinical trials, it could adversely impact the development path for our other current product candidates for that peptide.

Should the results of pre-clinical studies or human clinical trials show negative safety or efficacy data, it may adversely impact the development of our product candidates, or partnering opportunities for our product candidates.

If we cannot protect the AEM-28 and its analogs patents, or our intellectual property generally, our ability to develop and commercialize our products will be severely limited.

Our success will depend in part on our ability to maintain and enforce patent protection for AEM-28 and its analogs and each resulting product.  Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that we have incurred.  Our ability to recover these expenditures and realize profits upon the sale of products would then be diminished.

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

As is commonplace in the biotechnology and pharmaceutical industries, we employ, or engage as consultants, individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors.  To the extent our employees are involved in research areas which are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers.  Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management and which may have a material adverse effect on us, even if we are successful in defending such claims.

We also rely on trade secrets, know-how and other proprietary information.  We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others.  Nonetheless, we cannot assure that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure.  The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could adversely affect us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies.

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

As a small company our success depends on the continuing contributions of our management team and scientific personnel, and maintaining relationships with the network of medical and academic centers in the United States and centers that conduct our clinical trials.  On October 31, 2011, we reduced our staff to four employees and as of December 31, 2014, we only have two administrative employees and utilize consultants to perform a variety of administrative, regulatory or research tasks. We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

If we are not successful in retaining the services of former key employees it could materially adversely affect our business prospects, including our ability to explore partnering or development activities.

Our LipimetiX Development, LLC joint venture is managed by Benu BioPharma Inc., which is comprised of three individuals (Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D.).  Should any of these individuals not continue to provide services to the joint venture, it could have a material adverse effect on the joint venture’s ability or cost to develop AEM-28 and its analogs.

Our reliance on outside suppliers and consultants could have a material effect on our ability to perform research or clinical trials.

We rely on outside suppliers and consultants for the manufacture of AEM-28 and its analogs, and technical assistance in our research and development efforts.  The inability of our suppliers to meet our production quality requirements in a timely manner, or the lack of availability of experienced consultants to assist in our research and development efforts could have a material adverse effect on our ability to perform research or clinical trials.

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

The development of Apo E mimetic peptide molecule AEM-28 and its analogs by our joint venture may not result in a liquidity event or a liquidity event, if one occurs, may be insufficient in size and our investment in LipimetiX Development, LLC may not be recovered.

On August 3, 2012, we entered into a joint venture with LipimetiX, LLC to develop the Apo E mimetic molecule AEM-28 and its analogs and we contributed $6 million to the joint venture and at December 31, 2014 we have loaned an additional $500,000 to the joint venture.  Our cash contribution to the joint venture represents a substantial proportion of our available cash.

The initial funded development plan will be focused on the development of treatments for Homozygous Familial Hypercholesterolemia and Refractory Hypercholesterolemia and extended through Phase 1a and 1b/2a clinical trials, which were completed in the 4th quarter of 2014. Our pre-clinical studies or clinical trials results may not be viewed by potential partners, licensees or acquirers, as successful, and we may not recover our investment.  Even if our development efforts are viewed as successful, a liquidity event, if any, may be insufficient in size to recover our investment.

Our joint venture is unable to continue additional development of AEM-28 or its analogs without additional funding support and the Company does not have sufficient funds to continue both its operations and development funding, which may impair the ability of the joint venture or the Company to continue on a going concern basis.

There is no assurance that we will have adequate funds available, or that we can obtain needed funding from third parties on terms acceptable to us, or at all.  If the joint venture cannot complete its development work as planned due to a lack of funds, the value of our investment would be impaired, perhaps materially, as would be our ability to continue as a going concern.

Risks of our Industry

We are in a highly regulated field with high investment costs and high risks.

The FDA and comparable agencies in many foreign countries impose substantial limitations on the introduction of new pharmaceuticals through costly and time-consuming laboratory and clinical testing and other procedures.  The process of obtaining FDA and comparable foreign agencies required regulatory approvals is lengthy, expensive and uncertain.  AEM-28 and its analogs are new drugs and subject to the most stringent level of regulatory review.

Even after we have invested substantial funds in the development of our products, and even if the results of our future clinical trials are favorable, there can be no guarantee that the FDA or comparable foreign agencies will grant approval for the indicated uses or that they will do so in a timely manner.

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

In order to obtain FDA or comparable foreign agencies approval to commercialize any product candidate, an NDA (or comparable foreign agency form) must be submitted demonstrating, among other things, that the product candidate is safe and effective for use in humans for each target indication.  Our regulatory submissions may be delayed, or we may cancel plans to make submissions for product candidates for a number of reasons, including:

•	negative or ambiguous pre-clinical or clinical trial results;
•	changes in regulations or the adoption of new regulations;
•	unexpected technological developments; and
•	developments by our competitors that are more effective than our product candidates.

Consequently, we cannot assure that we will make our submissions to the FDA or comparable foreign agencies in the timeframe that we have planned, or at all, or that our submissions will be approved by the FDA or comparable foreign agencies.  Even if regulatory clearance is obtained, post-market evaluation of our products, if required, could result in restrictions on a product’s marketing or withdrawal of a product from the market as well as possible civil and criminal sanctions.

Clinical trials are subject to oversight by institutional review boards, and the FDA or comparable foreign agencies, to ensure compliance with the good clinical practice regulations, as well as other requirements for good clinical practices.  We depend, in part, on third-party laboratories and medical institutions to conduct pre-clinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices.  If any such standards are not complied with in our clinical trials, the FDA or comparable foreign agencies may suspend or terminate such trial, which would severely delay and possibly end the development of a product candidate.

We also currently and in the future will depend upon third party manufacturers of our products, which are and will be required to comply with the applicable FDA or comparable foreign agencies Good Manufacturing Practice regulations.  We cannot be certain that our present or future manufacturers and suppliers will comply with these regulations.  The failure to comply with these regulations may result in restrictions in the sale of, or withdrawal of the products from the market.  Compliance by third parties with these standards and practices are outside of our direct control.

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

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase.  Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for indications targeted for use by AEM-28 and its analogs.  Many of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have.

Our competitors may succeed in developing products that are more effective than the ones we have under development or that render our proposed products or technologies noncompetitive or obsolete.  In addition, certain of our competitors may achieve product commercialization before we do.  If any of our competitors develops a product that is more effective than one we are developing or plan to develop, or is able to obtain FDA or comparable foreign agencies’ approval for commercialization before we do, we may not be able to achieve significant market acceptance for certain products of ours, which would have a material adverse effect on our business.

             For a summary of the competitive conditions relating to indications which we are currently considering for AEM-28 and its analogs, see Part I, Item 1 in this Report titled “Competition”.

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

Our stock, which is traded in the over-the-counter market, is thinly traded and the trading price has varied significantly in the past (from a high of $9.32 to a low of $0.12 during the period of January 1, 2004 through December 31, 2014) and may vary in the future due to a number of factors, including:

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

We are authorized to issue 100,000,000 shares of common stock.  As of December 31, 2014, there were 40,885,411 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights.  As of December 31, 2014, we had stock options outstanding to purchase approximately 3,022,706 shares of our common stock, the exercise price of which ranges between $0.16 per share to $5.39 per share, warrants outstanding to purchase 46,706 shares of our common stock with an exercise price of $6.39, warrants outstanding to purchase 117,423 shares of our common stock with an exercise price of $1.91, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent additional options are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution.  At December 31, 2014, 495,519 shares remain available to grant under the 2005 Equity Incentive Plan.

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

We have 2,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors.  We presently have no outstanding shares of preferred stock.  Our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock.  If we raise additional funds to continue development of AEM-28 and its analogs, or operations, we may issue preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

In connection with the Tax Benefit Preservation Plan (“Benefit Plan”) dated June 24, 2014, between the Company and Computershare, our Board of Directors approved the designation of 1,000,000 shares of Series A Preferred Stock. The Benefit Plan and the exercise of rights to purchase Series A Preferred Stock, pursuant to the terms thereof, may delay, defer or prevent a change in control without the approval of the Board.  In addition to the anti-takeover effects of the rights granted under the Benefit Plan, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders.  The Benefit Plan expires June 24, 2016.

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

 We lease office space in a facility in Tempe, Arizona, which is  an approximately 100,000 square foot facility designed and constructed for industrial purposes and is located in an industrial district.  In July 2007, we entered into a five-year lease for 17,000 square feet of space in this Tempe facility, which became effective March 1, 2008.  We amended this lease, effective March 1, 2013, to extend the lease for two additional years and reduce the square feet rented to 2,845.  On October 1, 2014 we amended this lease to extend the term to February 29, 2016.  We believe the facility is well-maintained and adequate for use through the end of our lease term.

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

	2014		2013
	High	Low	High	Low
First Quarter	$0.38	$0.24	$0.26	$0.17
Second Quarter	$0.33	$0.21	$0.24	$0.17
Third Quarter	$0.39	$0.21	$0.42	$0.17
Fourth Quarter	$0.27	$0.19	$0.38	$0.21

As of February 28, 2015, 40,885,411 shares of our common stock were outstanding and held by approximately 802 stockholders of record.

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

N/ A

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

In August 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our products in fresh fracture healing.  (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to Chrysalin.)

In February 2006, we purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, we acquired an exclusive license for the core intellectual property relating to AZX100, an anti-fibrotic peptide.  In 2014, we terminated the License Agreement with AzTE (Licensor) for the core intellectual property relating to AZX100 and returned all interest in and rights to the AZX100 intellectual property to the Licensor.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (see Note 9 in Notes to Financial Statements included in this Annual Report on Form 10-K for more information) to develop Apo E mimetic peptide molecule AEM-28 and analogs.

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

In this Annual Report on Form 10-K, references to “we”, “our”, the “Company”, “Capstone Therapeutics”, “Capstone”, and “OrthoLogic” refer to Capstone Therapeutics Corp.  References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo.  References to our joint venture, or the “JV”, refer to LipimetiX Development, LLC.

Description of the business

Capstone Therapeutics Corp. (the “Company” or “we”) is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).  Since March 2012, we no longer have any interest in or rights to Chrysalin.  In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  In 2014, we terminated the License Agreement for AZX100 intellectual property and returned all interest in and rights to the AZX100 intellectual property to the Licensor (AzTE).

 On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.  The JV has a development plan to pursue regulatory approval of AEM-28, or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012) and other hyperlipidemic indications.  The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014.  The clinical trials have a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014.  The clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of six escalating single doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses of the three highest doses from Phase 1a (Phase 1b/2a in patients with hyper-cholesterolemia and healthy subjects with elevated cholesterol and high Body Mass Index).  The Phase 1a clinical trial consisted of 36 patients and the Phase 1b/2a consisted of 15 patients.  Both clinical trials were completed in 2014 and the Medical Safety Committee, reviewing all safety-related aspects of the clinical trials, observed a generally acceptable safety profile.  As  first-in-man studies, the primary endpoint was safety; yet efficacy measurements analyzing pharmacodynamics yielded statistical significance in the pooled dataset favoring AEM-28 versus placebo in multiple lipid biomarker endpoints.

Concurrently with the development activities with AEM-28, the JV has performed limited pre-clinical studies that have identified an analog of AEM-28, referred to as AEM-28-02, and a new phospholipid formulation, that has the potential of equivalent efficacy, higher human dose toleration and an extended composition of matter patent life (application filed in 2014 with the U.S. Patent and Trademark Office).

The JV and Company intend to explore fundraising, partnering or licensing to obtain additional funding to continue development activities of AEM-28 and AEM-28-02.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities of AEM-28 and its analogs.  The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.  The JV may also fund research or studies to investigate AEM-28-02 and for treatment of acute coronary syndrome and other indications.

The Company intends to limit its internal operations to a virtual operating model while continuing monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Description of Our Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28-02 (an analog of AEM-28) is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid) and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1)in the liver.  AEM-28 and AEM-28-02, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28 and AEM-28-02.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have hypercholesterolemia, AEM-28 or AEM-28-02 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for AEM-28 and certain of its analogs.

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

Income Taxes:  Accounting Standards Codification Topic 740 “Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset.  We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance for all of our deferred tax assets of approximately $57 million at December 31, 2014.

In March 2014, LipimetiX Development, LLC (see Note 9 in the Financial Statements included in this Annual Report on Form 10-K for more information) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia.  Currently Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures.  Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit.  The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year.   For the tax period ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000.  For the tax period ended December 31, 2014 a AUD$242,000 refundable tax credit, for research and development expenditures has been recorded by LipimetiX Australia Pty Ltd, as it is more likely than not, that the recorded refundable research and development tax credit at December 31, 2014 will be approved and received.

Patents: Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012.  Their cost is amortized on a straight-line basis over the key patent life of eighty months.  At December 31, 2014, accumulated amortization totaled $379,000.  If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.  Future utility of the patent license rights is dependent upon the Company’s ability to raise additional funding to continue development of AEM-28 and its analogs or to complete a sale, licensing or other transactions.

Legal and Other Contingencies:  As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Note 10, “Contingency – Legal Proceedings” in Notes to Financial Statements, the Company is subject to legal proceedings and claims that arise in the course of business.  The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies.  However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty.  Therefore, if the qui tam legal matter is resolved against the Company in excess of management’s expectations, the Company’s financial statements could be materially adversely affected.

As discussed in Note 9, “Joint Venture for Development of Apo E Mimetic Peptide Molecule AEM-28 and Analogs” in Notes to Financial Statements included in this Annual Report on Form 10-K, the Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated. Joint venture losses will be recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0. Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $700,000, with the net amount due June 30, 2015.  Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.  At December 31, 2014, outstanding advances on the revolving loan agreement totaled $500,000.

 Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  At December 31, 2014, losses totaling $667,000 have been allocated to the noncontrolling interests.  The Company records a contingent loss when it is probable that a loss has been incurred and the amount is reasonably estimable.  There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to this loss contingency.

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

Stock based compensation:  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, now Accounting Standards Codification Topic 718 “Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We use the historical volatility adjusted for future expectations.  The expected life of the stock options is based on historical data and future expectations.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest.  We recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight line basis over the requisite service period as if the award was, in-substance, a multiple award.  However, the amount of compensation cost recognized at any date must at least equal the portion of grant-date fair value of the award that is vested at that date.  For non-employees, this expense is recognized as the service is provided in accordance with ASC Topic 505-550 “Equity-Based Payments to Non-Employees.”  The amount of stock-based compensation expense in 2006 and thereafter is reduced for estimated forfeitures.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

Joint Venture Accounting:  As discussed in Note 9  to Financial Statements included in this Form 10-K, “Joint Venture for Development of Apo E Mimetic Peptide Molecule AEM-28 and Analogs”, the Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated. Joint venture losses will be recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity is reduced to $0. Subsequent joint venture losses will be allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company.  The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $700,000, with the net amount due June 30, 2015.  Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Results of Operations Comparing Year Ended December 31, 2014 and 2013.

General and Administrative (“G&A”) Expenses:  G&A expenses related to our ongoing operations were $1,453,000 in 2014 compared to $1,169,000 in 2013.  Administration expenses increased primarily due to costs related to the qui tam litigation, and investor relations activities.

Research and Development Expenses:  Research and development expenses were $3,071,000 for 2014 compared to $3,124,000 for 2013.  Our research and development expenses in 2014 and 2013 included the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $2,354,000 for 2014, and $2,652,000 for 2013.  The joint ventures’ initial planned research activities have been substantially completed as of December 31, 2014.

Interest and Other Expenses (Income), Net:  Interest and Other Expenses (Income), Net, decreased from $158,000 of Income in 2013 to $43,000 of Expense in 2014 due to the receipt of $152,000 in the first quarter of 2013 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership versus $60,000 in 2014.  In 2014 this income was offset by a foreign exchange loss of $120,000 related to our joint ventures’ Australian activities.

Income Tax Benefit:  Income tax benefit in 2014 consisted of a $400,000 refundable Australian research and development tax credit, as described in Notes 4 and 7 to the financial statements included in this Annual Report on Form 10-K, related to our joint ventures’ Australian clinical trial activities.

Net Loss attributable to Capstone Therapeutics stockholders:  We incurred a net loss in 2014 of $4.2 million compared to a net loss of $3.9 million in 2013.  Net loss includes operations of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $2,354,000 for 2014, and $2,652,000 for 2013, net of net loss allocated to noncontrolling interests of $0 for 2014 and $193,000 for 2013.  The joint ventures’ initial planned research activities have been substantially completed as of December 31, 2014.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs and we contributed $6.0 million through December 31, 2014 we have loaned an additional $500,000 to the JV.  At December 31, 2014, we had cash and cash equivalents of $2.2 million.

We plan to continue our plan to limit internal operations in a virtual operating model in 2015, however, without additional funding, we will not continue development of AEM-28 and its analogs past completion of the limited projects currently under way.  We are exploring strategic options for both the Company and our joint venture. Lack of additional funding would impair our ability to continue our current operations.

Funding permitting, our planned operations in 2015 consist of continuing monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and its analogs development activities, and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on future LipimetiX Development LLC operations and obtaining additional funding.  We cannot currently predict the amount of funds that will be required to bring the qui tam action to a final resolution.

We will require additional funds if we chose to extend the development of AEM-28 and its analogs past the initial Phase 1a and Phase1b/2a clinical trials or to continue operations.  We cannot currently predict the amount of funds that will be required if we chose to extend the development activities of AEM-28 and its analogs and to continue operations.  In any event, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for product candidates would require us to obtain additional capital.  New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

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

Consolidated balance sheets as of December 31, 2014 and December 31, 2013, consolidated statements of operations, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2014, together with the related notes and the report of Moss Adams LLP, our independent registered public accounting firm, are set forth on the “F” pages of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

                The management of Capstone Therapeutics Corp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in the 1992 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Management’s Report on Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

INFORMATION CONCERNING DIRECTORS

On April 28, 2014, the Board of Directors increased the number of directors to four and Eric W. Fangmann was elected to fill the fourth Board seat at the Company’s Annual Meeting held on June 12, 2014.

John M. Holliman, III

John M. Holliman III, 61, has served as Executive Chairman and Principal Executive Officer of the Company since April 2006 and has served as a director of the Company since September 1987 and as Chairman of the Board of Directors since August 1997.  Since February 1993 he has been a general partner of entities which are the general partners of Valley Ventures, LP (formerly known as Arizona Growth Partners, LP), Valley Ventures II, LP, Valley Ventures III, LP, Valley Ventures III Annex, LP,  all of which are venture capital funds that invest principally in life science companies.

John M. Holliman, III has over thirty years of business experience, including service on the boards of over forty companies, commercial lending experience with major financial institutions, and has been active in venture capital financing for over thirty years, concentrating in the medical/biotech industries.  Mr. Holliman earned a BBA in Finance and a MBA from Southern Methodist University and a Master of International Management from the Thunderbird School of Global Management. During his career Mr. Holliman has gained substantial executive and board level experience in business, finance and operations. The Board believes the experience and knowledge of Mr. Holliman qualifies him to serve on our board.

Eric W. Fangmann (1)

Eric W. Fangmann, age 45, has served as a director of the Company since June 2014.  Mr. Fangmann has been the Chief Financial Officer for Lloyd I. Miller, III, since 2011.  Mr. Fangmann is also the Acting President and Acting Chief Financial Officer for Pharmos Corporation, a pharmaceutical company, since 2012.  Mr. Fangmann was previously an independent accounting and finance consultant who was principally engaged by public and private entities to assist in independent analysis and other projects.  Mr. Fangmann was appointed by the Board of Directors of Synergy Brands Inc. in 2011 as its chief financial officer and treasurer, and was appointed as officer and/or director of certain of its subsidiaries, to serve in such capacities on an interim basis in connection with certain filings under Chapter 7 of the U.S. bankruptcy code.   From 2005 to 2010, Mr. Fangmann served as Executive Vice President Technology of Frontera Investment, Inc., a publicly held cash and loan company.  Prior to that, Mr. Fangmann has served principally in senior management accounting and finance functions for both public and private entities such as The Upper Deck Company, LLC, PriceSmart, Inc. and Teletrac, Inc.  From 1992 to 1996, Mr. Fangmann worked in the audit division of Arthur Andersen.  Mr. Fangmann also serves on the board of directors of Alliance Semiconductor and Global Agora, LLC.  Mr. Fangmann holds a B.S. in Accountancy - Cum Laude from the University of Missouri, Columbia, Missouri.

Mr. Fangmann was introduced and recommended to the Board as a nominee for director by Lloyd I. Miller, III, a significant shareholder.  The Board believes Mr. Fangmann’s diverse financial experience brings important experience to the Board and qualifies him to serve on our Board.

Fredric J. Feldman, Ph.D.   (2) (3)

Fredric J. Feldman, Ph.D., 74, has been the President of FJF Associates, a consultant to health care venture capital and emerging companies, since February 1992 and has served as a director of the Company since 1991.  From September 1995 to June 1996, he was the Chief Executive Officer of Biex, Inc., a women’s healthcare company.  He served as Chief Executive Officer of Oncogenetics, Inc., a cancer genetics reference laboratory, from 1992 to 1995.  Between 1988 and 1992, Dr. Feldman was the President and Chief Executive Officer of Microgenics Corporation, a medical diagnostics company.

Dr. Feldman received his Ph.D. in analytical chemistry from the University of Maryland.  He has been a director of a number of public and private companies involved in the healthcare industry.  The Board believes that Dr. Feldman’s over 40 years of operating, scientific and business experience in the medical/biotech industry qualifies him for service on our board.

Elwood D. Howse, Jr. (1) (2) (3)

Elwood D. Howse, Jr., 75, has served as a director of the Company since September 1987.  In 1982, Mr. Howse founded Cable, Howse and Ragen, investment banking and stock brokerage firm, subsequently known as Ragen MacKenzie.  In 1977, Mr. Howse co-founded Cable & Howse Ventures, an early stage venture capital firm focused on technology.  In 1976, he served as Vice President, Corporate Finance, for Foster & Marshall, a northwest stock brokerage firm.  In 1974 he was the Chief Financial Officer of Seattle Stevedore Company and the Miller Produce Company.  Mr. Howse has served as a corporate director and advisor to various public, private and non-profit enterprises.  He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association.  He currently serves on the boards of directors of Formotus, Inc., BeneSol Corporation, Stella Therapeutics, Inc. and not-for-profit, Junior Achievement of Washington.  Mr. Howse holds a BS in Engineering from Stanford University and an MBA from Stanford Graduate School of Business.

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
(3)	Member of the Corporate Governance/Nominating Committee

The Audit Committee, which is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consists of Mr. Howse (Chairman), and Mr. Fangmann.

  In particular, all Audit Committee members possess the required level of financial literacy, at least one member of the Audit Committee meets the current standard of requisite financial management expertise and the Board of Directors has determined that Elwood D. Howse, Jr., the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K of the Securities and Exchange Commission (the “SEC”).  Additionally, Mr. Howse and Mr. Fangmann are “independent directors”, as defined in Nasdaq Listing Rule 5605(a)(2).

EXECUTIVE OFFICERS

The employment of Mr. Holliman and Dr. Steer was terminated effective October 31, 2011.  They continue to perform many of their previous duties and responsibilities under consulting agreements.

The following table sets forth information regarding our executive officers and significant consultant:

Name	Age	Title
John M. Holliman, III	61	Executive Chairman and Principal Executive Officer
Randolph C. Steer, MD, Ph.D.	65	Consultant
Les M. Taeger	64	Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer

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

Randolph C. Steer, MD, Ph.D. served as President of the Company from April 5, 2006 until October 31, 2011. Since then, Dr. Steer has provided scientific, regulatory and clinical consulting services to the Company.  Dr. Steer has been an independent pharmaceutical, biotechnology and medical devices consultant since 1989, and has provided services to the Company since 2002.  He has a broad scientific, medical and business background, including extensive experience in pre-clinical, clinical and regulatory affairs, having held key management positions in leading corporations and having served as an advisor to many companies in the United States and abroad.  Dr. Steer has also advised numerous venture capital firms, investment banks and independent investors on the commercial development of drugs, biologics, diagnostics and medical devices.  He has served as Associate Director of Medical Affairs at Marion Laboratories; Medical Director at Ciba Consumer Pharmaceuticals (Ciba-Geigy Corporation); Vice President, Senior Vice President and Member of the Executive Committee at Physicians World Communications Group; Chairman, President and Chief Executive Officer of Advanced Therapeutics Communications International, a global drug regulatory group, and Chairman and Chief Executive Officer of Vicus.com, Inc.  He is a member of the Board of Trustees of the Mayo Clinic and the Board of Directors of Techne Corporation and Vital Therapies, and was a member of the Board of Directors of BioCryst Pharmaceuticals from 1994 to 2009.  Dr. Steer received his MD degree from the Mayo Medical School and his Ph.D. from the University of Minnesota, where he also completed a residency and subspecialty training in clinical and chemical pathology.  He is a Fellow of the American College of Clinical Pharmacology.

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

CORPORATE GOVERNANCE AND CODE OF ETHICS

The Company’s code of ethics applies to all of its employees and has particular sections that apply only to its principal executive officer and senior financial officers.  The Company has posted the text of its code of ethics on its website (www.capstonethx.com), under the “Investors” section under the link “Corporate Governance” “Code of Ethics”.  In addition, the Company will promptly disclose on its website (1) the nature of any amendment to its code of ethics that applies to its principal executive officer and senior financial officers, and (2) the nature of any waiver, including an implicit waiver, from a provision of its code of ethics that is granted to one of these specified officers, the name of such officer who is granted the waiver and the date of the waiver.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors, its executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates.  The Company believes that all of these filing requirements were satisfied during the year ended December 31, 2014, except that the Form 4 reporting on February 6, 2014 for stock option grants to Frederic J. Feldman, John M. Holliman, Elwood D. Howse, Randolph C. Steer and Les M. Taeger for 12,000, 22,000, 12,000, 22,000 and 15,000 shares respectively were not timely filed, but were filed on February 13, 2014.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Fredric J. Feldman, Ph.D.	49,000		4,000	-	-	-	53,000
Elwood D. Howse, Jr.	49,000		4,000	-	-	-	53,000
Eric W. Fangmann	12,000		8,000	-	-	-	20,000

(1)	Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2014, the Company paid directors Board Fees of $6,000 per quarter.  All directors are eligible for a grant of non-qualified stock options pursuant to the Company’s 2005 Equity Incentive Plan.  On June 10, 2005, the Board of Directors approved an annual award to each director of a non-qualified stock option to purchase 10,000 shares of the Company’s Common Stock.  The Company granted to each director (Holliman, Feldman, Howse) non-qualified options to acquire 10,000 shares at an exercise price of $0.26 per share on January 1, 2014 (fair value of $2,000).  The Company also granted to Mr. Howse and Dr. Feldman non-qualified stock options to acquire 12,000 shares at an exercise price of $0.30 per share on February 6, 2014 (fair value of $2,000), Mr. Holliman non-qualified stock options to acquire 22,000 shares at an exercise price of $0.30 per share on February 6, 2014 (fair value $5,000), and Mr. Fangmann, non-qualified stock options to acquire 50,000 shares at an exercise price of $0.21 on June 12, 2014 (fair value $8,000).  These options vested immediately and were granted at the closing market price on the date of grant.   All options have been granted with ten-year terms.

The Board of Directors also approved an award on January 1, 2014, to each director (Holliman $15,000, Feldman $25,000, Howse $25,000) in lieu of the annual award of the Company’s restricted common stock.

Director Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

John M. Holliman, III	200,000			1.75	5/12/2016
	50,000			1.02	2/21/2018
	125,000			0.45	2/3/2019
	100,000			0.82	2/4/2020
	25,000			0.70	10/30/2018
	65,000			0.17	5/18/2022
	65,000			0.16	8/9/2022
	51,000			0.21	2/28/2023
*	20,167	1,833		0.30	2/6/2024
Eric W. Fangmann	50,000			0.24	6/12/2024

Various directors:
(1) (2) (3)	10,000			4.90	1/2/2016
(1) (2) (3)	25,000			1.75	5/12/2016
(1) (2) (3)	10,000			1.43	1/1/2017
(1) (2) (3)	10,000			1.35	1/1/2018
(1) (3)	25,000			0.70	10/30/2018
(1) (2) (3)	10,000			0.42	1/1/2019
(1) (2) (3)	10,000			0.72	1/1/2020
(1)(2)(3)	10,000			0.58	1/1/2021
(1) (2) (3)	10,000			0.26	1/1/2022
(1) (2)	35,000			0.17	5/18/2022
(1) (2)	42,500			0.16	8/9/2022
(1) (2) (3)	10,000			0.17	1/1/2023
(1) (3)	27,000			0.21	2/28/2023
(1)(2)(3)	10,000			0.26	1/1/2024
(1)(3) *	11,000	1,000		0.30	2/6/2024
Feldman, Fred (1)
Holliman, John (2)	* Vest on 2/6/2015
Howse, Elwood (3)	All other directors options were fully vested on 12/31/2014

EXECUTIVE COMPENSATION

The Compensation Committee’s Conclusion

The Compensation Committee, at its meeting held at the beginning of each fiscal year, formulates its recommendations regarding which compensation components will be adjusted for the upcoming year and what the performance bonus for the prior year will be.

Board Approval

At the first Compensation Committee meeting of the year, the Compensation Committee reviews the Executive Chairman’s and other executive officers’ compensation and bonuses and presents its recommendations to the Board of Directors.  The final total compensation package decision regarding the Executive Chairman is made by the Independent Directors in an Executive Session without the Executive Chairman or other members of management present, and the final decisions on other executives’ total compensation packages are made by the full Board of Directors.

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

Equity-Based Compensation

We provide a certain level of cash compensation to each executive as both a short-term reward and to focus executive performance on short-term goals that are part of our long-term strategies. Additionally, we use a combination of stock option grants and common stock awards to generate a commitment to, and a long-term investment in, our Company.  Grants and awards were determined based on the position and competitive factors, as well as substantial compensation reductions effective October 31, 2011.

Stock Option Grants

In 2014, the Company granted options to employees to purchase 74,000 shares of the Company’s Common Stock with the exercise price determined by the closing market price on the date of grant ($0.26 to $0.30) and an aggregate grant date fair value of $16,000.  These grants included grants to the named executives (Holliman 32,000 shares, Steer 22,000 shares and Taeger 15,000 shares).

Common Stock Awards

The Company did not grant any common stock awards in 2014.

Fringe Benefits, Perquisites and Retirement Benefits.

Our executive employee participates in group health, dental, life, and disability programs on the same basis as other employees.  No perquisites are provided to executives that in aggregate exceed $10,000 per year.

Joint Venture Bonus Plan

On August 9, 2012, our Board approved a performance-based incentive compensation plan (the “Plan”) for our executive and consultants who were primarily responsible for identifying the investment opportunity for the development of Apo E mimetic peptide AEM-28 and its analogs, a class of Cardiovascular drugs targeting indications related to lowering blood cholesterol levels, completing the formation of the joint venture, LipimetiX Development, LLC (the “JV”), and who will participate in the management of the JV.

The Plan provides for a bonus pool, shared 40% by Mr. Holliman, 40% by Dr. Steer and 20% by Mr. Taeger, of 2.5% of the cash or in-kind distributions from the JV to the Company after the Company has received the return of its initial $6,000,000 investment.  The individuals’ interest in the bonus pool vested 50% upon Board approval of the Plan (August 9, 2012) and vested 50% upon the presentation by the JV to its Members of quantitative/qualitative safety and efficacy results from all protocol-designated endpoints of the AEM-28 Phase 1b/2a clinical trial.  The bonuses are fully vested at December 31, 2014; however, no amounts have been earned as of December 31, 2014.

SUMMARY COMPENSATION TABLE

The following table sets forth, with respect to the years ended December 31, 2014, 2013 and 2012, compensation awarded to, earned by or paid to the Company’s principal executive officer, principal financial officer and key consultant who were serving at the end of the last completed fiscal year (the “named executive officers”).

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John M. Holliman, III	2014	100,000	-	-	7,000	-	-	31,000(1)	138,000
Executive Chairman
(Principal	2013	100,000	-	-	7,000	-	-	41,000(1)	148,000
Executive
Officer)	2012	100,000	-	3,000	14,000	-	-	16,000(1)	133,000

Randolph C. Steer, MD, Ph.D.,	2014	120,000	15,000	-	5,000	-	-	-	140,000
Consultant
(former President)	2013	120,000	-	-	9,000	-	-	-	129,000

	2012	120,000	25,000	-	12,000	-	-	-	157,000

Les M. Taeger	2014	135,000	-	-	3,000	-	-	-	138,000
Chief Financial Officer
(Principal Financial Officer)	2013	120,000	-	-	6,000	-	-	-	126,000

	2012	120,000	25,000	-	8,000	-	-	-	153,000

1.
Mr. Holliman is a member of the Board of Directors and as a director, received compensation of $31,000, $41,000 and $16,000, in cash, in 2014, 2013 and 2012, respectively, and an annual grant of an option to purchase 10,000 shares of the Company’s Common Stock.   Mr. Holliman received total director’s compensation (Board fees, stock awards and option grants) of $38,000, $48,000 and $20,000 in 2014, 2013 and 2012, respectively, as more fully described in the Compensation of Directors section of this Annual Report on Form 10-K.  Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described, for 2014, in Note 5 to the Financial Statements included in this Annual Report on Form 10-K, for 2013, in Note 5 to our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 27, 2014 and for 2012, in Note 5 to the Annual Report on form 10-K filed with the Securities and Exchange Commission on March 14, 2013.

OPTION GRANTS / STOCK AWARDS

The following table sets forth information about stock option grants and stock awards during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards (1) ($)

(a)	(b)	(i)	(j)	(k)	(l)
John M. Holliman, III	1/1/14	-	10,000	0.26	2,000
Executive Chairman
	2/6/14	-	22,000	0.3	5,000

Randolph C. Steer, MD, Ph.D.	2/6/2014	-	22,000	0.3	5,000
Consultant

Les M. Taeger	2/6/2014	-	15,000	0.3	3,000
Chief Financial Officer

Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
John M. Holliman	10,000	-	4.90	1/2/2016
	25,000	-	1.75	5/12/2016
	200,000	-	1.75	5/12/2016
	10,000	-	1.43	12/31/2017
	10,000	-	1.35	12/31/2018
	50,000	-	1.02	2/21/2018
	25,000	-	0.70	10/30/2018
	10,000	-	0.42	1/1/2019
	125,000	-	0.45	2/3/2019
	10,000	-	0.72	1/1/2020
	100,000		0.82	2/4/2020
	10,000	-	0.58	1/1/2021
	10,000	-	0.26	1/1/2022
	65,000	-	0.17	5/18/2022
	65,000	-	0.16	8/9/2022
	10,000	-	0.17	1/1/2023
	51,000	-	0.21	2/28/2023
	10,000	-	0.26	1/1/2024
*	20,167	1,833	0.30	2/6/2024
Randolph C. Steer, MD, Ph.D.	200,000	-	1.75	5/12/2016
	50,000	-	1.53	5/21/2017
	50,000	-	1.02	2/21/2018
	75,000	-	0.45	2/3/2019
	50,000	-	0.82	2/4/2020
	50,000	-	0.67	1/17/2021
	65,000	-	0.17	5/18/2022
	65,000		0.16	8/9/2022
	51,000	-	0.21	2/28/2023
	10,000	-	0.35	10/25/2023
*	20,167	1,833	0.3	2/6/2024

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)

Les M. Taeger	150,000	-	5.15	1/16/2016
	150,000	-	1.70	6/2/2016
	14,706	-	1.02	2/21/2018
	50,000	-	0.45	2/3/2019
	35,000	-	0.82	2/4/2020
	25,000	-	0.67	1/17/2021
	45,000	-	0.17	5/18/2022
	45,000	-	0.16	8/9/2022
	29,000	-	0.21	2/28/2023
	10,000	-	0.35	10/25/2023
*	13,750	1,250	0.30	2/6/2024

* Vest on 2/6/2015

 EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND
CHANGE-IN-CONTROL ARRANGEMENTS

Effective April 5, 2006, Mr. John M. Holliman, III, became Executive Chairman and Principal Executive Officer.   On May 12, 2006, the Company entered into an agreement to compensate Mr. Holliman for his services as the Company’s Executive Chairman and principal executive officer (the “Holliman Agreement”).

Effective October 31, 2011, the employment of Mr. Holliman was terminated, which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Mr. Holliman, so that his options became exercisable, and payment of his severance benefit.  Subsequent to October 31, 2011, Mr. Holliman has continued his role as Executive Chairman under a consulting agreement, which provides for compensation at an annual rate of $100,000.  Mr. Holliman did not receive a bonus in 2014.

Effective April 5, 2006, Randolph C. Steer, MD, Ph.D., became President of the Company.  Dr. Steer has performed services for the Company since 2002.  On May 12, 2006, the Company also entered into an agreement with Randolph C. Steer, MD, Ph.D., to compensate Dr. Steer for his services as the Company’s President and Chief Operating Officer (the “Steer Agreement”).

Effective October 31, 2011, the employment of Dr. Steer was terminated which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Dr. Steer, so that his options became exercisable, and payment of his severance benefits.  Subsequent to October 31, 2011, Dr. Steer has continued to provide services under a consulting agreement, which provides for compensation at an annual rate of $120,000.  Dr. Steer received a $15,000 bonus in 2014.

On January 10, 2006, the Company entered into an employment agreement with Les M. Taeger, dated as of January 10, 2006, effective as of January 16, 2006 (the “Taeger Employment Agreement”), pursuant to which Mr. Taeger serves as the Company’s Senior Vice President / Chief Financial Officer.  Under the Taeger Employment Agreement, Mr. Taeger may be terminated at any time, with or without cause, at the option of either the Company or Mr. Taeger.  Mr. Taeger receives medical, dental and other fringe benefits generally granted to the Company’s senior management.

Effective October 31, 2011, Mr. Taeger’s annual base salary was reduced to $120,000 and the Company’s bonus plan was terminated.  Mr. Taeger did not receive a bonus in 2014.  Mr. Taeger’s salary for 2014 was increased to $135,000.

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

At December 31, 2014, unvested options held by named executive officers had no intrinsic value and accelerated vesting clauses, if triggered at December 31, 2014, would have provided no additional compensation to the named executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock at February 28, 2015 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group.  At February 28, 2015 there were 40,885,411 shares of the Company’s Common Stock outstanding.

	Common Stock Beneficially Owned (1)
Beneficial Owner	Number	Percent of Class
Eric W. Fangmann (2)	100,000	less than 1%
Fredric J. Feldman (3)	532,064	1.3
John M. Holliman, III (4)	1,380,170	3.3
Elwood D. Howse, Jr. (5)	529,203	1.3
Randolph C. Steer 65)	783,298	1.9
Les M. Taeger (7)	663,280	1.6
BVF Group (8)	7,755,688	19.0
Lloyd Miller, III (9)	7,926,389	19.4
All directors and executive officers as a group (10)	3,988,015	8.9
___________________
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

(2)	Includes 100,000 shares Mr. Fangmann has a right to acquire upon exercise of stock options.
(3)	Includes 306,500 shares Dr. Feldman has a right to acquire upon exercise of stock options. Voting and investment power shared with spouse.
(4)	Includes 868,000 shares Mr. Holliman has a right to acquire upon exercise of stock options.
(5)	Includes 306,500 shares Mr. Howse has a right to acquire upon exercise of stock options.
(6)	Includes 738,000 shares Dr. Steer has a right to acquire upon exercise of stock options.
(7)	Includes 618,706 shares Mr. Taeger has a right to acquire upon exercise of stock options.
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

(9)
Lloyd Miller, III, is not a related party or otherwise affiliated with the Company, its directors or officers, except that Lloyd Miller, III, recommended Eric W. Fangmann to be a Company Board of Director member and Eric W. Fangmann is the Chief Financial Officer of various business entities associated with Mr. Miller, and the principal business office of the Reporting Person is located at 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401

(10)	Includes 2,937,706 shares directors and executive officers have a right to acquire upon exercise of stock options.

The address of each of the listed stockholders, unless noted otherwise, is in care of Capstone Therapeutics Corp., 1275 West Washington Street, Suite 104, Tempe, AZ 85281.

EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2014, aggregated into two categories - plans that have been approved by stockholders and plans that have not.  See Note 5 to the Financial Statements included in this Annual Report on Form 10-K for additional information on our equity compensation plans.

	Number of securities to	Weighted average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected in
column (a)
Plan Category:	(c)	(b)	(c)
Equity Compensation Plans
approved by Security Holders	3,022,706	$1.06	495,519
Equity Compensation Plans
not approved by Security Holders	N/A	N/A	N/A
Total	3,022,706	$1.06	495,519

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In 2006 Mr. Holliman became Executive Chairman and Principal Executive Officer of the Company and is no longer an independent director under Nasdaq Listing Rule 5605(a)(2).  Currently, the Board of Directors is composed of three outside directors who are independent directors under Nasdaq Listing Rule 5605(a)(2) and one director who is not an independent director under Nasdaq Listing Rule 5605(a)(2).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors reviews transactions with related parties, but has no formal policies in place with respect to such reviews or the approval of such transactions.  During 2014 there were no reported related party transactions with directors, executive officers or other related parties, which might have required disclosure under SEC rules or which were otherwise material to the Company.

The Company has entered into indemnity agreements with all of its directors and officers for the indemnification of and advancing of expenses to such persons to the fullest extent permitted by law.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2014 and December 31, 2013 by our principal accounting firm Moss Adams LLP.

Type of Fee	Amount
	2014	2013
Audit Fees (1)	$99,000	$111,000
Audit-Related Fees (2)	4,000	-
Total Audit and Audit-Related Fees	103,000	111,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	$103,000	$111,000

(1)
Audit fees include fees for services rendered in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2014 and 2013, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the applicable fiscal year.

(2)
Audit-related fees would include fees for services rendered for matters such as a business combination, sales of shares of the Company’s common stock, and responses to accounting and reporting-related matters.

(3)	Tax fees would include fees for services rendered for tax compliance, preparation of original and amended tax returns, claims for refunds and other tax services.
(4)
Our principal accounting firms did not perform nor bill the Company for any other services during the fiscal years ended December 31, 2014 and 2013 that are appropriately classified as “All Other Fees.”

The Audit Committee has concluded that the services provided by the principal accounting firm that were not related to the audit of the Company’s financial statements were at all times compatible with maintaining that firm’s independence.

Consistent with the rules of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of, the independent auditor.  In recognition of this responsibility, the Audit Committee has included in its charter the responsibility to pre-approve “all auditing services and permitted non-auditing services proposed to be performed by the independent auditor, subject to the de minimis exceptions for non-audit services that were not recognized as non-audit services at the time of engagement and which are subsequently approved by the committee prior to completion of the audit.”  No fees were paid to the independent auditor pursuant to the “de minimis” exception to the foregoing pre-approval policy in 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.           Financial Statements.

The following financial statements of Capstone Therapeutics Corp. and Report of our Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - December 31, 2014 and 2013.

Consolidated Statements of Operations - Each of the years in the two-year period ended December 31, 2014.

Consolidated Statements of Changes in Equity - Each of the years in the two-year period ended December 31, 2014.

Consolidated Statements of Cash Flows - Each of the years in the two-year period ended December 31, 2014.

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

CAPSTONE THERAPEUTICS CORP.

Date: March 16, 2015	By	/s/ John M. Holliman, III
John M. Holliman, III Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer) and Director	March 16, 2015
/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 16, 2015
/s/ Fredric J. Feldman Fredric J. Feldman, Ph.D.	Director	March 16, 2015
/s/ Eric W. Fangmann Eric W. Fangmann	Director	March 16, 2015
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015

S-1

Capstone Therapeutics Corp. (“the Company”)
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2014

Exhibit No.	Description	Incorporated by Reference To:	Filed Or Furnished Herewith
3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock, executed June 24, 2014	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 24, 2014
3.2	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
3.3	Restated Certificate of Incorporation, as amended through June 24, 2014	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 14, 2014
4.1	Class A Warrant Agreement dated February 24, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest)	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2006
4.2	Class A Warrant Agreement dated June 30, 2006 by and between OrthoLogic Corp. and PharmaBio Development Inc.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006
4.3
Amended and Restated Class B Warrant Agreement dated February 24, 2006, and amended and restated as of June 30, 2006, between OrthoLogic Corp. and PharmaBio Development Inc. (d/b/a NovaQuest) (asterisks located within exhibit denote information that has been redacted pursuant to a request for confidential treatment filed with the SEC)
Exhibit 4.4 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed with the SEC on May 25, 2010.
4.4	Tax Benefit Preservation Plan, dated as of June 24, 2014, by and between Capstone Therapeutics Corp. and Computershare Inc., as rights agent.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014
10.1	Form of Indemnification Agreement(*)	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	1997 Stock Option Plan of the Company, as amended and approved by the stockholders (1)	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 2, 2005
10.3	Form of Incentive Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (**)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2005
10.4	Form of Non-qualified Stock Option Grant Letter for use in connection with the Company’s 1997 Stock Option Plan (**)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006
10.5	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005
10.6	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)
10.7	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K

10.8	Common Stock and Warrant Purchase Agreement by and between OrthoLogic Corp. and PharmaBio Development Inc., dated February 24, 2006.	Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 13, 2006 (April 2006 S-3)
10.9	Registration Rights Agreement by and between OrthoLogic Corp. and PharmaBio Development Inc., dated February 24, 2006	Exhibit 4.8 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed with the SEC on May 25, 2010.
10.10	Registration Rights Agreement by and between OrthoLogic Corp., AzERx, Inc., and Certain Shareholders, dated February 27, 2006	Exhibit 10.3 to the Company’s April 2006 S-3
10.11	Amended and Restated License Agreement dated February 23, 2006 by and between OrthoLogic Corp. and Arizona Science Technology Enterprises, LLC	Exhibit 10.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 25, 2006
10.12	2005 Equity Incentive Plan (2005 Plan) (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.13	Form of Incentive Stock Option Grant Letters for Grants under the 2005 Plan (**)	Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2006, filed on August 8, 2006 (“June 2006 10-Q”)
10.14	Form of Non-Qualified Stock Options Grant Letter for Grants under the 2005 Plan (**)	Exhibit 10.2 to the Company’s June 2006 10-Q
10.15	Form of Restricted Stock Grant Letters for Grants under the 2005 Plan (**)	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006
10.16	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
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
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.19	First Amendment and Consent to Assignment of Exclusive License Agreement by and among The UAB Research Foundation, LipimetiX, LLC and LipimetiX Development, LLC, dated as of August 3, 2012.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.20	Management Agreement by and among LipimetiX Development, LLC, Benu BioPharma, Inc., Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D., effective as of August 3, 2012.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.21	Accounting Services Agreement by and among LipimetiX Development, LLC and Capstone Therapeutics Corp., effective as of August 3, 2012	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012

10.22	Escrow Agreement by and among Capstone Therapeutics Corp., LipimetiX Development, LLC dated as of August 3, 2012	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.23	Exclusive License Agreement between the UAB Research Foundation and LipimetiX LLC dated August 26, 2011	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.24	Second Amendment to Exclusive License Agreement between the UAB Research Foundation and LipimetiX, LLC, last signed on January 26, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 3015
10.25	Capstone Therapeutics Corp. Joint Venture Bonus Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 8, 2012
10.26	Accounting Services Agreement Amendment #1, dated August 23, 2013	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 12, 2013
23.1	Consent of independent registered public accounting firm.		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended		X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350***		X
101
The following financial information from our Annual Report on Form 10-K for the fiscal year 2014, filed with the SEC on March 16, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2014 and 2013, (ii) the Consolidated  Statements of Operations for  the two years ended 2014 and 2013 (iii) the Consolidated Statements of Cash Flows for the two years ended December 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements. ***

X
(1)	Management contract or compensatory plan or arrangement.

*     Capstone Therapeutics Corp. has entered into separate indemnification agreements with each of its current directors and executive officers that differ only in party names and dates.  Pursuant to the instructions accompanying Item 601 of Regulation S-K, Capstone has filed the form of such indemnification agreement.
 ** Capstone Therapeutics from time to time issues stock options to its employees, officers and directors pursuant to its 2005 Stock Option Plan, as amended.  The incentive stock option grant letters and non-qualified stock option grant letters that evidence these issuances differ only in such terms as the identity of the recipient, the grant date, the number of securities covered by the award, the price(s) at which the recipient may acquire the securities and the vesting schedule.  Pursuant to the instructions accompanying Item 601 of Regulation S-K, Capstone has filed the form of such incentive stock option grant letter and non-qualified stock option grant letter.
*** Furnished herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Capstone Therapeutics Corp.

We have audited the accompanying consolidated balance sheets of Capstone Therapeutics Corp. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capstone Therapeutics Corp. as of December 31, 2014 and 2013 and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the uncertainty with regards to the Company’s ability to raise funding to implement the future business strategy of the Company raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Scottsdale, Arizona
March 16, 2015
/s/ Moss Adams LLP

CAPSTONE THERAPEUTICS CORP.
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$2,164	$6,258
Other current assets	555	233
Total current assets	2,719	6,491

Patent license rights, net	666	823
Furniture and equipment, net	-	3
Total assets	$3,385	$7,317

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$124	$88
Other accrued liabilities	158	12
Total current liabilities	282	100

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	20	20
100,000,000 shares authorized; 40,885,411 shares outstanding in 2014 and 2013
Additional paid-in capital	189,268	189,215
Accumulated deficit	(186,185)	(182,018)

Total Capstone Therapeutics Corp. stockholders' equity	3,103	7,217
Noncontrolling interest	-	-
Total equity	3,103	7,217

Total liabilities and equity	$3,385	$7,317

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2014	2013

OPERATING EXPENSES
General and administrative	$1,453	$1,169
Research and development	3,071	3,124
Total operating expenses	4,524	4,293

Interest and other expenses (income), net	43	(158)
Loss from operations before taxes	4,567	4,135
Income tax benefit	(400)	(21)
Net Loss	4,167	4,114

Less: Net Loss attributable to the noncontrolling
interest	-	(193)
Net Loss attributable to Capstone Therapeutics
Corp. stockholders	$4,167	$3,921
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutics Corp. stockholders	$0.10	$0.10
Basic and diluted shares outstanding	40,885	40,885

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Capstone Therapeutics Corp. Stockholders' Equity
	Common Stock		Additional	Accumulated	Non controlling
	Shares	Amount	Paid in Capital	Deficit	Interest	Total
Balance December 31, 2012	40,885	$20	$189,181	$(178,097)	$193	$11,297
Stock-based compensation cost	-	-	34	-	-	34
Net loss	-	-	-	(3,921)	(193)	(4,114)
Balance December 31, 2013	40,885	20	189,215	(182,018)	-	7,217

Stock-based compensation cost	-	-	53	-	-	53
Net loss	-	-	-	(4,167)	-	(4,167)
Balance December 31, 2014	40,885	$20	$189,268	$(186,185)	$-	$3,103

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(4,167)	$(4,114)
Non cash items:
Depreciation and amortization	160	173
Non-cash stock-based compensation	53	34
Change in other operating items:
Other current assets	(322)	150
Accounts payable	36	(145)
Other accrued liabilities	146	(49)
Cash flows used in operating activities	(4,094)	(3,951)
INVESTING ACTIVITIES
Proceeds from sale of assets	-	4
Cash flows provided by investing activities	-	4
FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,094)	(3,947)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,258	10,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,164	$6,258

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions.  Previously, we were focused on the development and commercialization of two product platforms:  AZX100 and Chrysalin (TP508).  Since March 2012, we no longer have any interest in or rights to Chrysalin.  In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model.  In 2014, we terminated the License Agreement for AZX100 intellectual property and returned all interest in and rights to the AZX100 intellectual property to the Licensor (AzTE).

 On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.  The JV has a development plan to pursue regulatory approval of AEM-28, or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012) and other hyperlipidemic indications.  The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014.  The clinical trials have a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials.  The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014.  The clinical trials for AEM-28 are randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of six escalating single doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses of the three highest doses from Phase 1a (Phase 1b/2a in patients with Hypercholesterolemia and healthy subjects with elevated cholesterol and high Body Mass Index).  The Phase 1a clinical trial consisted of 36 patients and the Phase 1b/2a consisted of 15 patients.  Both clinical trials were completed in 2014 and the Medical Safety Committee, reviewing all safety-related aspects of the clinical trials, observed a generally acceptable safety profile.  As first-in-man studies, the primary endpoint was safety; yet efficacy measurements analyzing pharmacodynamics yielded statistical significance in the pooled dataset favoring AEM-28 versus placebo in multiple lipid biomarker endpoints.

Concurrently with the development activities with AEM-28, the JV has performed limited pre-clinical studies that have identified an analog of AEM-28, referred to as AEM-28-02, and a new phospholipid formulation, that has the potential of equivalent efficacy, higher human dose toleration and an extended patent life (application filed in 2014).

The JV and Company intend to explore fundraising, partnering or licensing to obtain additional funding to continue development activities of AEM-28 and AEM-28-02.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities of AEM-28 and its analogs.  The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.  The JV may also fund research or studies to investigate AEM-28-02 for treatment of acute coronary syndrome and other indications.

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

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism.  AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28-02 (an analog of AEM-28) is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid) and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver.  AEM-28 and AEM-28-02, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk.  This is an important mechanism of action for AEM-28 and AEM-28-02.  For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have hypercholesterolemia, AEM-28 or AEM-28-02 may provide a therapeutic solution.  Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for AEM-28 and certain of its analogs.

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

In August 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications.  Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our products in fresh fracture healing.  (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to Chrysalin.)

In February 2006, we purchased certain assets and assumed certain liabilities of AzERx, Inc. Under the terms of the transaction, we acquired an exclusive license for the core intellectual property relating to AZX100,  an anti-fibrotic peptide.  In 2014, we terminated the License Agreement with AzTE (Licensor) for the core intellectual property relating to AZX100 and returned all interest in and rights to the AZX100 intellectual property to the Licensor.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (see Note 9 below) to develop Apo E mimetic peptide molecule AEM-28 and analogs.

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

As discussed above, Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs.  Accordingly, the Company has significantly reduced its development activities.  Relating to future corporate strategy, the duration and timing of resolution of the qui tam lawsuit could affect the board’s decision relating to: (a) engaging in a strategic/merger transaction, (b) conducting a private or public offering of debt or equity securities for capital to renew a more active development of AEM-28 and its analogs, and (c) a liquidating distribution to the shareholders.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty of corporate strategy.

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

Our significant estimates include income taxes, contingencies, accounting for stock-based compensation, accounting for the Australian refundable research and development tax credit, and accounting for the formation and consolidation of LipimetiX Development, LLC.

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

Cash and cash equivalents. Cash and cash equivalents consist of cash deposited with financial institutions, including money market accounts, and investments purchased with an original or remaining maturity of three months or less when acquired.

Furniture and equipment.  Furniture and equipment are stated at cost.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets, which range from three to seven years.  Leasehold improvements are amortized over the life of the asset or the period of the respective lease using the straight-line method, whichever is the shortest.

Research and development expenses.  Research and development represents costs incurred for research and development activities, including costs incurred to fund the pre-clinical and clinical testing of our product candidates.  Research and development costs are generally expensed when incurred.  Nonrefundable advance payments are capitalized and recorded as expense when the respective product or service is delivered.

Accrued Clinical.  Accrued clinical represents the liability recorded for the costs incurred for our human clinical trials.  Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the subject. We had no active clinical trials at December 31, 2014

Stock-based compensation.  We account for share-based compensation arrangements in accordance with ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”).  ASC 718 requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each grant is estimated on the date of grant using a valuation model that meets certain requirements.  We use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model was affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and an expected dividend yield.  We used our historical volatility as adjusted for future expectations. The expected life of the stock options was based on historical data and future expectations of when the awards will be exercised.  The risk-free interest rate assumption was based on observed interest rates with durations consistent with the expected terms of our stock options.  The dividend yield assumption was based on our history and expectation of dividend payouts.  The fair value of our restricted stock units was based on the fair market value of our common stock on the date of grant.  We evaluated the assumptions used to value our share-based payment awards on a quarterly basis.  For non-employees, expense was recognized as the service was provided and when performance was complete in accordance with ASC Topic 505 – 550 “Equity-Based Payments to Non-Employees.”

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

The Company recorded stock-based compensation of $53,000 in 2014 and $34,000 in 2013, which increased the net loss.  Loss per weighted average basic and diluted shares outstanding increased by less than $0.01 per share in 2014 and $0.01 per share in 2013 due to stock-based compensation.

 Loss per common share.  In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares.  Utilizing the treasury stock method for the year ended December 31, 2014, 252,500 shares were determined to be outstanding and excluded from the calculation of loss per share because they were anti-dilutive.  At December 31, 2014, options and warrants to purchase 3,186,835 shares of our common stock, at exercise prices ranging from $0.16 to $6.39 per share, were outstanding.

Income Taxes.  Under ASC Topic 740 “Income Taxes” (“ASC 740”), income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities.  We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized.  Pursuant to ASC 740, we have determined that the deferred tax assets at December 31, 2014 and 2013 require a full valuation allowance given that it is not “more-likely-than-not” that the assets will be recovered.

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

Subsequent to adoption of ASC 740, each period we evaluate the tax years that remain open for assessment for federal and state tax purposes.  At December 31, 2014, tax years 2010 through 2014 remain open.

We may, from time-to-time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2014 and 2013, the Company did not recognize a material amount in interest and penalties.

Patents.  Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012.  Their cost will be amortized on a straight-line basis over the key patent life of eighty months.  At December 31, 2014, accumulated amortization totaled $379,000.  If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.

Joint Venture Accounting.  The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights.  Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0. Subsequent joint venture losses are being allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company.  The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $700,000, with the net amount due June 30, 2015.  Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Legal and Other Contingencies

As discussed in Note 10 “Contingency – Legal Proceedings”, the Company is subject to legal proceedings and claims that arise in the course of business.  The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies.  However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty.  Therefore, if the qui tam legal matter is resolved against the Company in excess of management’s expectations, the Company’s financial statements could be materially adversely affected.

Legal costs related to contingencies are expensed as incurred and were not material in either 2014 or 2013.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted.    We have not elected early application, however, if additional funds are not obtained to continue the development of AEM-28 or its analogs, or operations, it will impair our ability to continue as a going concern.  If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding, $932,000, the Company’s net joint venture investment and revolving loan balance at December 31, 2014.

2.	INVESTMENTS

At December 31, 2014 and December 31, 2013, investments were classified as held-to-maturity securities.  As of December 31, 2014 and 2013, all investments were in investments with maturities less than 90 days and are included in cash and cash equivalents.

3.	FURNITURE AND EQUIPMENT

The components of furniture and equipment at December 31 are as follows (in thousands):

	December 31,
	2014	2013
Machinery and equipment	$221	$221
Furniture and fixtures	34	34
Leasehold improvements	-	-
	255	255
Less accumulated depreciation and amortization	(255)	(252)
Total	$-	$3

Depreciation and leasehold improvement amortization expenses for the years ended December 31, 2014 and 2013 were $3,000 and $11,000, respectively.

4.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31
	2014	2013
Accruals and reserves	$1	$1
Valuation allowance	(1)	(1)
Total current	-	-
NOL, AMT and general business
credit carryforwards	56,868	56,050
Difference in basis of fixed assets	3	3
Accruals and reserves	28	274
Difference in basis of intangibles	110	13
Difference in currency exchange rate	46
Valuation allowance	(57,055)	(56,340)
Total non current	-	-
Total deferred income taxes	$-	$-

ASC 740 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period-to-period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $57 million at December 31, 2014 and $56 million at December 31, 2013.  The valuation allowance as of December 31, 2014 and 2013 includes approximately $2.7 million for net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital.  The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31
	2014	2013
Provision (benefit) for income taxes
Current	$(400)	$(21)
Deferred	-	-
Income tax provision (benefit)	$(400)	$(21)

The 2014 income tax benefit results from the Australian refundable research and development tax credit as explained in Note 7.  The 2013 income tax benefit results from Arizona state income tax legislation passed in 2010 that provides for the refund of 75 percent of the 2012 Arizona state research and development tax credit for entities that would otherwise not be able to utilize their 2012 Arizona research and development tax credits to reduce 2012 Arizona state income taxes currently payable.

We have accumulated approximately $146 million in federal and $33 million in state net operating loss carryforwards (“NOLs”) and approximately $6 million of research and development and alternative minimum tax credit carryforwards.  The federal NOLs expire between 2023 and 2034.  The Arizona state NOL’s expire between 2015 and 2034.  The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2014 and 2013:

	Years Ended December 31
	2014	2013
Income tax provision (benefit) at statutory rate	$(1,417)	$(1,333)
State income taxes	(165)	(138)
Research credits	(435)	(74)
Expiration of state NOL	649	548
Other	252	324
Change in valuation allowance	716	652
Net provision (benefit)	$(400)	$(21)

5.	STOCKHOLDERS’ EQUITY

The number of common shares reserved for issuance under the OrthoLogic 1987 option plan was 4,160,000 shares. This plan expired during October 1997.  In May 1997, our stockholders adopted a new stock option plan (the “1997 Plan”).  The 1997 Plan reserved for issuance 1,040,000 shares of Common Stock.  Subsequent to its original adoption, the Board of Directors and stockholders approved amendments to the 1997 Plan that increased the number of shares of common stock reserved for issuance to 4,190,000.  The 1997 Plan expired in March 2007.  In May 2006, our stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and reserved 2,000,000 shares of our common stock for issuance.  Our stockholders approved the reservation of an additional 1,750,000 shares of common stock for issuance under the 2005 Plan, which increased the total shares available for grant under the 2005 Plan to 3,750,000 shares.  At December 31, 2014, 495,519 shares remained available to grant under the 2005 Plan (the 1997 plan and the 2005 plan are collectively referred to as “The Plans”).  The 2005 Plan expires in April 2015.  Two types of options may be granted under the Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code.  All eligible employees may receive more than one type of option.  Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

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

We used the Black-Scholes model with the following assumptions to determine the total fair value of $53,000 and $34,000 for options to purchase 223,000 and 255,000 shares of our common stock issued during 2014 and 2013, respectively.

	2014	2013
Risk free interest rate	1.7%	0.7%
Volatility	100%	77%
Expected term from vesting	4.2 Years	4.6 Years
Dividend yield	0%	0%

Summary

Non-cash stock compensation cost for the year ended December 31, 2014 totaled $53,000, and was recorded as a general and administrative expense in the Statement of Operations for the year ended December 31, 2014.

Non-cash stock compensation cost for the year ended December 31, 2013, totaled $34,000.  In the Statement of Operations for the year ended December 31, 2013, non-cash stock compensation expense of $33,000 was recorded as a general and administrative expense and $1,000 was recorded as a research and development expense.

No options were exercised in the years ended December 31, 2014 and 2013.

At December 31, 2014, the remaining unamortized non-cash stock compensation costs totaled less than $1,000.

A summary of option activity under our stock option plans for the years ended December 31, 2014 and 2013 is as follows:

	2014			2013
	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Number of Options	Weighted average exercise price

Options outstanding
at the beginning of the year:	3,225,806	$1.52		3,218,264	$1.71
Granted	223,000	$0.27		255,000	$0.22
Exercised	-	$-		-	$-
Expired / Forfeited	(426,100)	$4.17		(247,458)	$2.65
Outstanding at end of year	3,022,706	$1.06	4.96	3,225,806	$1.52
Options exercisable at year-end	3,015,374	$1.06	4.77	3,115,384	$1.57
Options vested and expected
to vest at year end	3,017,685	$1.06	4.83	3,150,504	$1.55

The Company had no unvested common stock share awards as of December 31, 2014 or December 31, 2013, and no common stock awards were made in 2014 or 2013.

It is the Company’s policy to issue options from stockholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of stockholder approved plans.  The options granted to employees under stockholder approved incentive plans have a ten-year term and normally vest over a two to four-year period of service.  All stock options are granted with an exercise price equal to the current market value on the date of grant and, accordingly, stock options have no intrinsic value on the date of grant.  Based on the closing market price of the Company’s common stock at December 31, 2014 of $0.23, stock options exercisable or expected to vest at December 31, 2014, have intrinsic value of $41,000.

Warrants

At December 31, 2014, the Company has fully vested warrants outstanding to purchase 46,706 shares of the Company’s common stock with an exercise price of $6.39 per share, which expire in February 2016, and fully vested warrants outstanding to purchase 117,423 shares of the Company’s common stock with an exercise price of $1.91 per share, which expire in July 2016. No warrants were exercised during the years ended December 31, 2014 or 2013.

6.	COMMITMENTS

Rent expense for the years ended December 31, 2014 and 2013, was $64,000 and $82,000, respectively.

In 2007, the Company entered into a lease for 17,000 square feet of space in a Tempe, Arizona office and research facility.  This lease calls for monthly rental payments of $22,000, plus a proportionate share of building operating expenses and property taxes.  The term of this lease was sixty months from March 1, 2008.  In January of 2013, this lease was amended to extend the lease to February 28, 2015, with the rentable square feet of space reduced to 2,845 square feet and monthly rental payments of approximately $5,000 plus a proportionate share of building operating expenses and property taxes.  On October 1, 2014 this lease was extended to February 29, 2016 with a monthly rental payment of approximately $5,000 plus a proportionate share of building operating expenses and property taxes.

7.	AUSTRALIAN REFUNDABLE RESEARCH & DEVELOPMENT CREDIT

In March 2014, LipimetiX Development LLC, (see Note 9 in the financial statement included in this Form 10-K) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia.   Currently Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures.  Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year.  For the tax year ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000. For the tax year ended December 31, 2014 a AUD$242,000 refundable research and development tax credit has been recorded by Lipimetix Australia Pty Ltd, as it is more likely than not that the recorded refundable research and development tax credit at December 31, 2014 will be approved and received.

8.	AUTHORIZED PREFERRED STOCK

We have 2,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors.  We presently have no outstanding shares of preferred stock.  Our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock.  If we raise additional funds to continue development of AEM-28 and its analogs, or operations, we may issue preferred stock.  The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

9.	JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETICPEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs.  The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units, representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units, which have preferential distribution rights.

LipimetiX LLC contributed all intellectual property rights for Apo E mimetic molecules it owned and assigned its Exclusive License Agreement between the University of Alabama at Birmingham Research Foundation (“UABRF”) and LipimetiX, LLC, for the UABRF intellectual property related to Apo E mimetic molecules AEM-28 and its analogs to the JV, in return for 400,000 voting common ownership units representing 40% ownership in JV, and $378,000 in cash (for certain initial patent-related costs and legal expenses).

LipimetiX LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UABRF to commercialize UABRF’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs.  Benu is composed of Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D. and Eric M. Morrel, Ph.D.  The Exclusive License Agreement, as amended, calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement.  The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, which are currently estimated to expire between 2019 and 2034.  The Agreement, as amended, also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $500,000 and minimum royalty payments of $500,000 to $1,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs.  UABRF will also receive 5% of Non Royalty Income received.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions.  The current accounting services fee is $1,000 a month.  Commencing in November 2014, Benu has received a reduced monthly management fee in the amount of $35,000.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.  Intercompany transactions have been eliminated.  The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests).  However, for the Company’s consolidated financial statement, joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0.  Subsequent joint venture losses have been allocated to the preferred ownership equity (100% Company).  Subsequent to March 31, 2013, all joint venture losses have been allocated to the Company.  The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $700,000, with the net amount due June 30, 2015.  Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.  At December 31, 2014, outstanding advances on the revolving loan agreement totaled $500,000.

The joint venture incurred operating expenses, prior to the elimination of intercompany transactions, of $2,388,000 in 2014 and $6,235,000 for the period from August 3, 2012 (inception) to December 31, 2014, of which $2,388,000 and $5,568,000, respectively, have been allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability.  Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture.  From formation of the joint venture, August 3, 2012, through December 31, 2014, losses totaling $667,000 have been allocated to the noncontrolling interests.  If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs would be impaired as would the joint venture’s ability to continue operations.  If the joint venture does not continue as a going concern, at December 31, 2014 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the noncontrolling interests.

10.	CONTINGENCY – LEGAL PROCEEDINGS

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