Form 10-Q
period 2015-03-31
Capstone Therapeutics Corp.
filed 2015-05-14
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [_]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [_]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer Accelerated filer ___
Non-accelerated filer ___ (do not check if a smaller reporting company) Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_]Yes [X]No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

40,885,411 shares of common stock outstanding as of April 30, 2015

1

CAPSTONE THERAPEUTICS CORP.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32

EXHIBIT 101

Forward Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Form 10-K for the year ended December 31, 2014, include, but are not limited to:

•	the impact of our actions to preserve cash including implementation of a virtual operating model;

•	unfavorable results of product candidate development efforts, including through our LipimetiX joint venture;

•	unfavorable results of pre-clinical or clinical testing, including through our LipimetiX joint venture;

•	delays in obtaining, or failure to obtain FDA approvals;

•	increased regulation by the FDA and other agencies;

•	the introduction of competitive products;

•	impairment of license, patent or other proprietary rights;

•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;

•	failure to successfully implement our drug development strategy for AEM-28 and its analogs; and

•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA, or other regulatory agencies, approvals for product candidates or secure development agreements with pharmaceutical manufacturers;

•	effect of the ongoing qui tam litigation on our stock price, liquidity, and our ability to execute corporate or other transactions, including realization of the full value of our LipimetiX joint venture, or our ability to continue operations.

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,540	$2,164
Other current assets	631	555
Total current assets	2,171	2,719

Patent license rights, net	627	666
Furniture and equipment, net	-	-
Total assets	$2,798	$3,385

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	185	124
Other accrued liabilities	180	158
Total current liabilities	365	282

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 100,000,000 shares authorized;	20	20
40,885,411 shares in 2015 and 2014 issued and outstanding
Additional paid-in capital	189,314	189,268
Accumulated deficit	(186,901)	(186,185)
Total Capstone Therapeutics Corp. stockholders' equity	2,433	3,103
Noncontrolling interest	-	-
Total equity	2,433	3,103

Total liabilities and equity	$2,798	$3,385

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014

OPERATING EXPENSES
General and administrative	$472	$452
Research and development	350	630
Total operating expenses	822	1,082

Interest and other expenses (income), net	56	(60)
Loss from operations before taxes	878	1,022
Income tax benefit	(162)	-
NET LOSS	716	1,022
Less: Net Loss attributable to the noncontrolling
interest	-	-
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$716	$1,022
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutic Corp. stockholders	$0.02	$0.02
Basic and diluted shares outstanding	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(716)	$(1,022)
Non cash items:
Depreciation and amortization	39	40
Non-cash stock compensation	46	28
Change in other operating items:
Other current assets	(76)	(2)
Accounts payable	61	165
Other accrued liabilities	22	23
Cash flows used in operating activities	(624)	(768)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-
FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(624)	(768)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,164	6,258
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,540	$5,490

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note A.	OVERVIEW OF BUSINESS

Description of the Business

Capstone Therapeutics Corp. (the “Company”, “we”, “our” or “us”) is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions. Previously, we were focused on the development and commercialization of two product platforms: AZX100 and Chrysalin (TP508). Since March 2012, we no longer have any interest in or rights to Chrysalin. In 2012 we wound down internal operations, ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model. In 2014, we terminated the License Agreement for AZX100 intellectual property and returned all interest in and rights to the AZX100 intellectual property to the Licensor (AzTE).

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), Acute Pancreatitis, and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014.

The JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials. The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014. The clinical trials for AEM-28 were randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of six escalating single doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses of the three highest doses from Phase 1a (Phase 1b/2a in patients with hypercholesterolemia and healthy subjects with elevated cholesterol and high Body Mass Index). The Phase 1a clinical trial consisted of 36 patients and the Phase 1b/2a consisted of 15 patients. Both clinical trials were completed in 2014 and the Medical Safety Committee, reviewing all safety-related aspects of the clinical trials, observed a generally acceptable safety profile. As first-in-man studies, the primary endpoint was safety; yet efficacy measurements analyzing pharmacodynamics yielded statistical significance in the pooled dataset favoring AEM-28 versus placebo in multiple lipid biomarker endpoints.

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

The JV and the Company intend to explore fundraising, partnering or licensing, to obtain additional funding to continue development activities of AEM-28 and AEM-28-02.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities of AEM-28 and its analogs. The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.

The Company intends to continue limiting its internal operations to a virtual operating model while monitoring and participating in the management of LipimetiX Development LLC’s AEM-28 and analogs development activities and maintaining the required level of corporate governance and reporting required to comply with Securities and Exchange Commission rules and regulations.

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28-02 (an analog of AEM-28) is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid) and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and AEM-28-02, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28 and AEM-28-02. For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), have acute pancreatitis, or have hypercholesterolemia, AEM-28 or AEM-28-02 may provide a therapeutic solution. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for AEM-28 and certain of its analogs.

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

In August 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc., including its exclusive worldwide license for Chrysalin for all medical indications. Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing our products in fresh fracture healing. (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to Chrysalin.)

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

In these notes, references to “we”, “our”, “us”, the “Company”, “Capstone Therapeutics”, “Capstone”, and “OrthoLogic” refer to Capstone Therapeutics Corp. References to our joint venture or “JV”, refer to LipimetiX Development, LLC.

Financial Statement Presentation and Management’s Plan

The accompanying financials statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The report from our Independent Registered Public Accounting Firm on our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K expressed substantial doubt about the Company’s ability to continue as a going concern.

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs or continue operations. Accordingly, the Company has reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital. These financial statements do not include any adjustments that might result from the outcome of the uncertainty of the Company successfully implementing its corporate strategy.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Information presented as of December 31, 2014 is derived from audited financial statements.

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

Cash and Cash Equivalents

At March 31, 2015, cash and cash equivalents included money market accounts.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted. We have not elected early application. However, if additional funds are not obtained to continue the development of AEM-28 or its analogs, or operations, it will impair our ability to continue as a going concern. If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding, $932,000, the Company’s net joint venture investment and revolving loan balance at March 31, 2015.

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

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests). However, for the Company’s consolidated financial statement, joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0. Subsequent joint venture losses have been allocated to the preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses have been allocated to the Company. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $700,000, with the net amount due June 30, 2015. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. At March 31,2015, outstanding advances on the revolving loan agreement totaled $700,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $200,000 in the three month period ended March 31, 2015 and $6,435,000 for the period from August 3, 2012 (inception) to March 31, 2015, of which $200,000 and $5,768,000, respectively, have been allocated to the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through December 31, 2014, losses totaling $667,000 have been allocated to the noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at March 31, 2015 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the noncontrolling interests.

Note C.	CONTINGENCY – LEGAL PROCEEDINGS - SUBSEQUENT EVENT

In April 2009, we became aware of a qui tam complaint that was filed under seal by Jeffrey J. Bierman as Relator/Plaintiff on March 28, 2005 in the United States District Court for the District of Massachusetts (the “Court”) against OrthoLogic and other companies that manufactured bone growth stimulation devices, including Orthofix International N.V., Orthofix, Inc., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc. By order entered on March 24, 2009, the court unsealed the amended complaint. The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices. The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and (except for OrthoLogic) for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business. The Relator/Plaintiff is seeking civil penalties under various state and federal laws, as well as treble damages, which, in the aggregate could exceed the financial resources of the Company.

The United States Government declined to intervene or participate in the case. On September 4, 2009, the Relator/Plaintiff served the amended complaint on the Company. We sold our bone growth stimulation business in November 2003 and have had no further activity in the bone growth stimulation business since that date. We have, in conjunction with the other defendants, defended this matter vigorously and believe that at all times our billing practices in our bone growth stimulation business complied with applicable laws. On December 4, 2009, the Company, in conjunction with the other defendants, moved to dismiss the amended complaint with prejudice. In response to that motion, Relator/Plaintiff filed a second amended complaint. On August 17, 2010, the Company, in conjunction with the other defendants, moved to dismiss the second amended complaint with prejudice. That motion was denied by the court on December 8, 2010. On January 28, 2011, we, in conjunction with the other defendants, filed our answer to the second amended complaint. No trial date has been set. Discovery in the case has closed.

In May 2015, the Company and Relator/Plaintiff entered into an agreement to settle the qui tam action against the Company for a one-time payment of $50,000. A Stipulation and Motion requesting the Court to approve the parties’ Settlement Agreement has been filed and the Court’s decision is pending. The Company has accrued this $50,000 estimated liability at March 31, 2015. Based upon the currently available information, we believe that the ultimate resolution of this matter will not have a material effect on our financial position, liquidity or results of operations. However, until the Court approves the parties’ Settlement Agreement and dismisses OrthoLogic, the outcome of this litigation is uncertain. If we are unable to successfully defend or otherwise dispose of this litigation, and the Relator/Plaintiff is awarded the damages sought, the litigation would have a material adverse effect on our financial position, liquidity and results of operations and we would not be able to continue our business as it is presently conducted.

Note D.	Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to 45% of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax year ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000. At December 31, 2014 a AUD$242,000 development tax credit was recorded by Lipimetix Australia Pty Ltd, and at March 31, 2015, an additional AUD$205,000 has been accrued, as it is more likely than not that the recorded refundable research and development tax credit will be approved and received. At March 31, 2015, and December 31, 2014, AUD$447,000 (US$ 340,000), and AUD$242,000 (US$196,000), respectively, have been accrued and are included in other current assets in our condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three month period ended March 31, 2015 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), Acute Pancreatitis, and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials have a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Description of Our Peptide Drug Candidate.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28-02 (an analog of AEM-28) is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid) and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and AEM-28-02, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28 and AEM-28-02. For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), have acute pancreatitis, or have hypercholesterolemia, AEM-28 or AEM-28-02 may provide a therapeutic solution. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for AEM-28 and certain of its analogs.

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2015, for the year ended December 31, 2014 are those that depend most heavily on these judgments and estimates. As of March 31, 2015, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2014.

Results of Operations Comparing Three-Month Period Ended March 31, 2015 to the Corresponding Period in 2014.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $472,000 in the first quarter of 2015 compared to $452,000 in the first quarter of 2014. Administration expenses increased primarily due to costs related to the qui tam litigation and investor relations activities, but were otherwise comparable between periods, reflecting similar administrative activities.

Research and Development Expenses: Research and development expenses were $350,000 for the first quarter of 2015 compared to $630,000 for the first quarter of 2014. Our research and development expenses varied in the first quarter of 2015 compared to the same period in 2014 primarily due to the inclusion and fluctuation of operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $197,000 for the three months ended March 31, 2015, and $418,000 for the three months ended March 31, 2104. As discussed above, we have significantly reduced our development activities of AEM-28 and its analogs as we attempt to obtain additional funding.

Interest and Other Expenses (Income), Net: Interest and Other Expenses (Income), Net, decreased from $60,000 of Income in 2014 to $56,000 of Expense in 2015 due to the receipt of $60,000 in the first quarter of 2014 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership, while in 2015 the Company incurred a foreign exchange loss of $57,000 related to our joint ventures’ Australian activities.

Income Tax Benefit: Income tax benefit in 2015 consisted of a refundable Australian research and development tax credit, as described in Note D to the financial statements included in this Quarterly Report on Form 10-Q, related to our joint ventures’ Australian clinical trial activities.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the first quarter of 2015 of $0.7 million compared to a net loss of $1.1 million in the first quarter of 2014. Net loss is affected by the items discussed above in Interest and Other Expenses (Income), Net, Income Tax Benefit, and the inclusion of the operating expenses of LipimetiX Development, LLC, which totaled (net of intercompany transactions) $197,000 for the three months ended March 31, 2015 and $418,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (“JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs. We contributed $6.0 million and through March 31, 2015 we have loaned an additional $700,000 to the JV. At March 31, 2015, we had cash and cash equivalents of $1.5 million.

We intend to continue limiting our internal operations to a virtual operating model in 2015, however, without additional funding, we will not continue development of AEM-28 and its analogs past completion of the limited projects currently under way. We are exploring strategic options for both the Company and our joint venture. Lack of additional funding within the next 12 months, would impair our ability to continue our current operations and our ability to continue as a going concern.

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

Reference is made to Item 3. Legal Proceedings in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 and to Note C to our Financial Statements included in this report, which information is incorporated in this Item 1 by reference.

Item 1A.	Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits

See the Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP.

(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer)	May 14, 2015

/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2015

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2015

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
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2015, filed with the SEC on May 14, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished herewith

X