Form 10-Q
period 2015-09-30
Capstone Therapeutics Corp.
filed 2015-11-09
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

40,885,411 shares of common stock outstanding as of October 31, 2015

1

CAPSTONE THERAPEUTICS CORP.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32

EXHIBIT 101

Forward Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in our Form 10-K for the year ended December 31, 2014, and our Form S-1 filed with the Securities and Exchange Commission on June 26, 2015, as amended, include, but are not limited to:

•	Failure to obtain additional funds to continue operations;

•	the impact of the terms or conditions of agreements associated with funds obtained to fund operations;

•	the impact of our actions to preserve cash including implementation of a virtual operating model;

•	unfavorable results of product candidate development efforts, including through our joint venture;
•	unfavorable results of pre-clinical or clinical testing, including through our joint venture;
•	delays in obtaining, or failure to obtain FDA approvals;
•	increased regulation by the FDA and other agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;
•	failure to successfully implement our drug development strategy for AEM-28 and its analogs; and
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA, or comparable foreign agency, approval for product candidates or secure development agreements with pharmaceutical manufacturers.

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$637	$2,164
Other current assets	360	555
Total current assets	997	2,719

Patent license rights, net	549	666
Furniture and equipment, net	-	-
Total assets	$1,546	$3,385

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$132	$124
Other accrued liabilities	56	158
Total current liabilities	188	282

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 150,000,000 shares authorized;	20	20
40,885,411 shares in 2015 and 2014 issued and outstanding
Additional paid-in capital	189,426	189,268
Accumulated deficit	(188,088)	(186,185)
Total Capstone Therapeutics Corp. stockholders' equity	1,358	3,103
Noncontrolling interest	-	-
Total equity	1,358	3,103

Total liabilities and equity	$1,546	$3,385

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
OPERATING EXPENSES
General and administrative	$241	$373	$1,265	$1,047
Research and development	175	865	808	2,667
Total operating expenses	416	1,238	2,073	3,714

Interest and other expenses (income), net	19	(4)	28	(67)
Loss from operations before taxes	435	1,234	2,101	3,647
Income tax benefit	-	-	(198)	-
NET LOSS	435	1,234	1,903	3,647
Less: Net Loss attributable to the noncontrolling
interest	-	-	-	-
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$435	$1,234	$1,903	$3,647
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutic Corp. stockholders	$0.01	$0.03	$0.05	$0.09
Basic and diluted shares outstanding	40,885	40,885	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(1,903)	$(3,647)
Non cash items:
Depreciation and amortization	117	121
Non-cash stock compensation	158	52
Change in other operating items:
Other current assets	195	(44)
Accounts payable	8	137
Other accrued liabilities	(102)	234
Cash flows used in operating activities	(1,527)	(3,147)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-
FINANCING ACTIVITIES	-
Cash flows provided by financing activities		-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,527)	(3,147)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,164	6,258
CASH AND CASH EQUIVALENTS, END OF PERIOD	$637	$3,111

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Concurrent with the clinical development activities with AEM-28, the JV has performed pre-clinical studies that have identified an analog of AEM-28, referred to as AEM-28-14, and a new phospholipid formulation, that has the potential of equivalent efficacy, higher human dose toleration and an extended composition of matter patent life (application filed with the U.S. Patent and Trademark Office in 2015). The JV’s current intent is to prioritize the development of AEM-28-14.

The JV and the Company are exploring fundraising, partnering or licensing, to obtain additional funding to continue development activities of AEM-28 and its analogs, including AEM-28-14, and operations.

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

Chimeric Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

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

On August 3, 2012, we entered into a joint venture (see Note B below), to develop Chimeric Apo E mimetic peptide molecule AEM-28 and its analogs.

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

Joint Venture Accounting

The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0. Subsequent joint venture losses are being allocated to the preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $700,000, with the net amount due December 31, 2015. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Cash and Cash Equivalents

At September 30, 2015, cash and cash equivalents included money market accounts.

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

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests). However, for the Company’s consolidated financial statement, joint venture losses were recorded on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests) until common ownership equity was reduced to $0. Subsequent joint venture losses have been allocated to the preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses have been allocated to the Company. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $700,000, with the net amount due December 31, 2015. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. At September 30, 2015, outstanding advances on the revolving loan agreement totaled $759,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $503,000 in the nine month period ended September 30, 2015 and $6,738,000 for the period from August 3, 2012 (inception) to September 30, 2015, of which $503,000 and $6,071,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through September 30, 2015, losses totaling $667,000 have been allocated to the noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs, including AEM-28-14, would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at September 30, 2015 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the noncontrolling interests.

Note C. FUNDRAISING ACTIVITIES

As disclosed above, management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs and to continue operations.  Accordingly, the Company has reduced its development activities.  The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital.    In connection with these efforts, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on June 26, 2015, as amended, in connection with our contemplated public offering of shares of our Common Stock. The Registration Statement is not effective as of September 30, 2015.

As of September 30, 2015, we have deferred recognition of approximately $148,000 of direct costs, primarily legal costs and filing fees, related to fundraising activities in connection with our contemplated public offering of shares of our Common Stock. These costs are to be offset against the equity raised upon completion of the offering.  The deferred costs are included in other current assets in the Condensed Consolidated Balance Sheet at September 30, 2015.

Note D. Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to 45% of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty, Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty, Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax year ended June 30, 2014, Lipimetix Australia Pty, Ltd received a refundable research and development tax credit of AUD$227,000. At December 31, 2014 a AUD$242,000 development tax credit was recorded by Lipimetix Australia Pty, Ltd, and at September 30, 2015, AUD$202,000 has been accrued, as it is more likely than not that the recorded refundable research and development tax credit will be approved and received. At September 30, 2015, and December 31, 2014, AUD$202,000 (US$142,000), and AUD$242,000 (US$196,000), respectively, have been accrued and are included in other current assets in our condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three month period ended September 30, 2015 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Form S-1 filed with the Securities and Exchange Commission on June 26, 2015, as amended.

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

Concurrent with the clinical development activities of AEM-28, the JV has performed pre-clinical studies that have identified an analog of AEM-28, referred to as AEM-28-14, and a new phospholipid formulation, that has the potential of equivalent efficacy, higher human dose toleration and an extended patent life (application filed in 2015). The JV’s current intent is to prioritize the development of AEM-28-14.

The JV and Company are exploring fundraising, partnering or licensing to obtain additional funding to continue development activities of AEM-28 and its analogs, including AEM-28-14, and operations.

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

Chimeric Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

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

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2015, for the year ended December 31, 2014 are those that depend most heavily on these judgments and estimates. As of September 30, 2015, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2014.

Results of Operations Comparing Three-Month Period Ended September 30, 2015 to the Corresponding Period in 2014.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $241,000 in the third quarter of 2015 compared to $373,000 in the third quarter of 2014. Administration expenses decreased primarily due to the deferral of approximately $148,000 (see Note C) of direct fundraising costs (primarily legal costs and filing fees).

Research and Development Expenses: Research and development expenses were $175,000 for the third quarter of 2015 compared to $865,000 for the third quarter of 2014. Our research and development expenses varied in the third quarter of 2015 compared to the same period in 2014 primarily due to the inclusion and fluctuation of operating expenses of the JV, which totaled (net of intercompany transactions) $152,000 for the three months ended September 30, 2015, and $790,000 for the three months ended September 30, 2104. As discussed above, we have significantly reduced our development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the third quarter of 2015 of $0.4 million compared to a net loss of $1.2 million in the third quarter of 2014. Net loss is affected by the items discussed above in General and Administrative Expenses, and the inclusion of the operating expenses of JV, which totaled (net of intercompany transactions) $152,000 for the three months ended September 30, 2015 and $790,000 for the three months ended September 30, 2014. As discussed above, we have significantly reduced our development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Results of Operations Comparing Nine-Month Period Ended September 30, 2015 to the Corresponding Period in 2014.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $1,265,000 in 2015 compared to $1,047,000 in 2014. Administration expenses increased primarily due to costs related to the qui tam litigation (settled for a one-time payment of $50,000 in the second quarter of 2015) and investor relations activities. We expect that we may have elevated general and administrative costs, compared to 2014 levels, while we continue fund raising activities.

Research and Development Expenses: Research and development expenses were $808,000 for 2015 compared to $2,667,000 for 2014. Our research and development expenses varied in the first nine months of 2015 compared to the same period in 2014 primarily due to the inclusion and fluctuation of operating expenses of the JV, which totaled (net of intercompany transactions) $499,000 for the nine months ended September 30, 2015, and $2,195,000 for the nine months ended September 30, 2104. As discussed above, we have significantly reduced our development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Interest and Other Expenses (Income), Net: Interest and Other Expenses (Income), Net, decreased from $67,000 of Income in 2014 to $28,000 of Expense in 2015 due to the receipt of $60,000 in 2014 from the conversion of an insurance company, in which we were a policyholder, from mutual to private ownership, while in 2015 the Company incurred a foreign exchange loss of $33,000 related to our joint venture’s Australian activities.

Income Tax Benefit: Income tax benefit in 2015 consisted of a refundable Australian research and development tax credit, as described in Note D to the financial statements included in this Quarterly Report on Form 10-Q, related to our joint venture’s Australian clinical trial activities.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the first nine months of 2015 of $1.9 million compared to a net loss of $3.6 million in the first nine months of 2014. Net loss is affected by the items discussed above and the inclusion of the operating expenses of JV, which totaled (net of intercompany transactions) $499,000 for the nine months ended September 30, 2015 and $2,195,000 for the nine months ended September 30, 2014. As discussed above, we have significantly reduced our development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide molecule AEM-28 and its analogs. We contributed $6.0 million and through September 30, 2015 we have loaned an additional $759,000 to the JV. At September 30, 2015, we had cash and cash equivalents of $637,000.

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

None

Item 6. Exhibits

See the Exhibit Index following this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTONE THERAPEUTICS CORP.

(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Chairman and Chief Executive Officer (Principal Executive Officer)	November 9, 2015
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 9, 2015

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2015

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2015, filed with the SEC on November 9, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished herewith

X