Form 10-Q
period 2016-03-31
Capstone Therapeutics Corp.
filed 2016-05-13
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

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

40,885,411 shares of common stock outstanding as of May 1, 2016

1

CAPSTONE THERAPEUTICS CORP.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32

EXHIBIT 101

Forward Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, and contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	effect of non-compliance with the Securities and Exchange Commission’s (“SEC”) Rules and Regulations requiring our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, to include an opinion of an Independent Public Accountant, and this Current Report on Form 10-Q to be reviewed by an Independent Public Accountant;
•	failure of the Company, or its joint venture, LipimetiX Development, Inc., to obtain additional funds to continue operations;
•	the impact of the terms or conditions of agreements associated with funds obtained to fund operations;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies approval for product candidates or secure development agreements with pharmaceutical manufacturers;
•	the impact of using a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;
•	increased regulation by the FDA or comparable foreign agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof; and
•	failure to successfully implement our drug development strategy for AEM-28 and its analogs.

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$718	$1,011
Other current assets	225	247
Total current assets	943	1,258

Patent license rights, net	470	509
Furniture and equipment, net	-	-
Total assets	$1,413	$1,767

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$173	$254
Other accrued liabilities	93	7
Total current liabilities	266	261

Convertible Promissory Notes Payable	1,000	1,000

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 150,000,000 shares authorized;	20	20
40,885,411 shares in 2016 and 2015 issued and outstanding
Additional paid-in capital	189,462	189,442
Accumulated deficit	(189,335)	(188,956)
Total Capstone Therapeutics Corp. stockholders' equity	147	506
Noncontrolling interest	-	-
Total equity	147	506

Total liabilities and equity	$1,413	$1,767

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015

OPERATING EXPENSES
General and administrative	$225	$472
Research and development	157	350
Total operating expenses	382	822

Interest and other expenses, net	11	56
Loss from continuing operations before taxes	393	878
Income tax benefit	(14)	(162)
NET LOSS	379	716
Less: Net Loss attributable to the noncontrolling
interest	-	-
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$379	$716
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutics Corp. stockholders	$0.01	$0.02
Basic and diluted shares outstanding	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(379)	$(716)
Non cash items:
Depreciation and amortization	45	39
Non-cash stock-based compensation	20	46
Change in other operating items:
Other current assets	16	(76)
Accounts payable	(81)	61
Other accrued liabilities	86	22
Cash flows used in operating activities	(293)	(624)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-

FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(293)	(624)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,011	2,164
CASH AND CASH EQUIVALENTS, END OF PERIOD	$718	$1,540

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Note A. OVERVIEW OF BUSINESS

Description of the Business

Capstone Therapeutics Corp. (the “Company”, “we”, “our” or “us”) is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions. Previously, we were focused on the development and commercialization of two product platforms: AZX100 and Chrysalin (TP508). Since March 2012, we no longer have any interest in or rights to Chrysalin. In 2012 we ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model. In 2014, we terminated the License Agreement for AZX100 intellectual property and returned all interest in and rights to the AZX100 intellectual property to the Licensor (AzTE).

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

Concurrent with the clinical development activities of AEM-28, the JV has performed pre-clinical studies that have identified an analog of AEM-28, referred to as AEM-28-14, and a new formulation, that has the potential of increased efficacy, higher human dose toleration and an extended composition of matter patent life (application filed with the U.S. Patent and Trademark Office in 2015). The JV’s current intent is to prioritize the development of AEM-28-14.

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

The Company, funding permitting, intends to continue limiting its internal operations to a virtual operating model while monitoring and participating in the management of JV’s AEM-28 and analogs development activities.

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

The report from our Independent Registered Public Accounting Firm on our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K expressed substantial doubt about the Company’s ability to continue as a going concern. The Company did not engage an Independent Registered Public Accounting Firm to audit and express an opinion on our consolidated financial statements for the year ended December 31, 2015.

Management has determined that the Company and our JV will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs or continue operations. Accordingly, the Company has reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital. These financial statements do not include any adjustments that might result from the outcome of the uncertainty of the Company successfully implementing its corporate strategy.

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The financial statements include the consolidated results of Capstone Therapeutics Corp. and our 64% owned subsidiary, LipimetiX Development, Inc. Intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Joint Venture Accounting

The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses are being allocated to the preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses are being allocated to the Company. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,500,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Cash and Cash Equivalents

At March 31, 2016, cash and cash equivalents included money market accounts.

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

Note B. JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now preferred stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The current accounting services fee is $1,000 a month. Commencing in November 2014, and ending in March 2015, Benu received a reduced monthly management fee in the amount of $35,000. Subsequent to March 2015, a management fee of $150,000 was paid to Benu for their services. No management fee is owed as of March 31, 2016.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests originally, now 64% Company / 36% noncontrolling interests). However, for the Company’s consolidated financial statement, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses have been allocated to the preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses have been allocated to the Company. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,500,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. At March 31, 2016, outstanding advances on the revolving loan agreement totaled $1,529,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $126,000 in the three month period ended March 31, 2016 and $7,517,000 for the period from August 3, 2012 (inception) to March 31, 2016, of which $126,000 and $6,850,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through March 31, 2016, losses totaling $667,000 have been allocated to the noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs, including AEM-28-14, would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at March 31, 2016 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the noncontrolling interests.

Note C. NOTE PAYABLE – FUNDRAISING ACTIVITIES

As disclosed above, management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs and to continue operations.  Accordingly, the Company has reduced its development activities.  The Company’s corporate strategy is to raise funds either by the Company, or directly in its joint venture, by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital.    In connection with these efforts, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on June 26, 2015, as amended, in connection with our contemplated public offering of shares of our Common Stock. The Registration Statement was not effective as of December 31, 2015 and was withdrawn in January 2016. All costs relating to these fundraising activities were expensed in 2015.

On December 11, 2015, we entered into a Securities Purchase Agreement (the “Agreement”) with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV, LLC (the "Lenders"), to provide short-term funding for our operations. A portion of the funds have been advanced to JV, to initiate preclinical development activities for our lead commercial drug candidate, AEM-28-14. The Lenders, at March 31, 2016 and December 31, 2015, owned in the aggregate, approximately 19% of our outstanding Common Stock.

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

Note D. Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to 45% of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty, Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty, Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax year ended June 30, 2014, Lipimetix Australia Pty, Ltd received a refundable research and development tax credit of AUD$227,000. For the tax year ended December 31, 2014 Lipimetix Australia Pty, Ltd, received a refundable research and development tax credit of AUD$301,000. At December 31, 2015, a refundable research and development tax credit of AUD$189,000 was recorded. At March 31, 2016, an additional AUD$19,000 was recorded and at March 31, 2016, refundable research and development tax credits totaled AUD$208,000 (USA $ 159,000) and are included in other current assets.

Note E: Contingency – Non-Compliance with Securities and Exchange Commission Reporting Requirements and OTCQB Market Requirements

Our current level of funds available for operation has led to additional cost cutting, which included the decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2015 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 30, 2016, or to review this Current Report on Form 10-Q, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Market. We cannot currently predict the response to these actions by the SEC or the OTCQB Market, nor the effects of their actions, including the possible effect on the trading of our common stock. The decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2015 financial statements or review this Current Report on form 10-Q could have a material adverse effect on the Company and its Stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three month period ended March 31, 2016 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview of the Business

Capstone Therapeutics Corp. is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions. Previously, we were focused on the development and commercialization of two product platforms: AZX100 and Chrysalin (TP508). Since March 2012, we no longer have any interest in or rights to Chrysalin. In 2012 we ceased clinical development of AZX100 in dermal scarring, formerly our principal drug candidate, and moved to a more virtual operating model. In 2014, we terminated the License Agreement for AZX100 intellectual property and returned all interest in and rights to the AZX100 intellectual property to the Licensor (AzTE).

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.) (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), Acute Hypertriglyceridemic Pancreatitis, diabetic dyslipidemia and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials have a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Concurrent with the clinical development activities of AEM-28, the JV has performed pre-clinical studies that have identified an analog of AEM-28, referred to as AEM-28-14, and a new formulation, that has the potential of increased efficacy, higher human dose toleration and an extended patent life (application filed in 2015). The JV’s current intent is to prioritize the development of AEM-28-14.

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

The Company, funding permitting, intends to limit its internal operations to a virtual operating model while continuing monitoring and participating in the management of JV’s AEM-28 and analogs development activities.

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

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016, for the year ended December 31, 2015 are those that depend most heavily on these judgments and estimates. As of March 31, 2016, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2015.

Results of Operations Comparing Three-Month Period Ended March 31, 2016 to the Corresponding Period in 2015.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $225,000 in the first quarter of 2016 compared to $472,000 in the first quarter of 2015. Administration expenses decreased primarily due to reduced professional fees and insurance costs from our decision to not engage an Independent Public Accountant to audit our December 31, 2015 financial statements or review out March 31, 2016 financial statements, and reduction of our insurance coverage, as part of our cost cutting efforts.

Research and Development Expenses: Research and development expenses were $157,000 for the first quarter of 2016 compared to $350,000 for the first quarter of 2015. Our research and development expenses declined as we have significantly reduced our development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the first quarter of 2016 of $0.4 million compared to a net loss of $.07 million in the first quarter of 2015. Net loss has declined as we have significantly reduced our operations and the development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide molecule AEM-28 and its analogs. We contributed $6.0 million and through March 31, 2016 we have loaned an additional $1,529,000 to the JV. At March 31, 2016, we had cash and cash equivalents of $718,000.

We intend to continue limiting our internal operations to a virtual operating model in 2016, however, without additional funding, we will not continue development of AEM-28 and its analogs, including AEM-28-14, past completion of the limited projects currently under way. We are exploring strategic options for both the Company and our joint venture. Lack of additional funding within the next 12 months, would impair our ability to continue our current operations and our ability to continue as a going concern.

Funding permitting, our planned operations in 2016 consist of continuing monitoring and participating in the management of the JV’s AEM-28 and its analogs, including AEM-28-14, development activities.

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

As discussed in Note C to the Financial Statement included in this Quarterly Report on Form 10-Q, the Company received loans totaling $1,000,000 from entities that currently own approximately 19% of the Company’s common stock. If not converted into shares of the Company’s common stock, the loans would be due April 30, 2017.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Chairman and Chief Executive Officer	May 13, 2016
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	May 13, 2016
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2016

No.	Description	Incorporated by Reference To:	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.*
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2016, filed with the SEC on May 13, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.		X

* Furnished herewith