Form 10-Q
period 2016-06-30
Capstone Therapeutics Corp.
filed 2016-07-29
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

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

Large accelerated filer ____    Accelerated filer ___
Non-accelerated filer ___ (do not check if a smaller reporting company)    Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

40,885,411 shares of common stock outstanding as of July 28, 2016

1

CAPSTONE THERAPEUTICS CORP.

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

PART I – Financial Information

Item 1.   Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$692	$1,011
Other current assets	77	247
Total current assets	769	1,258

Patent license rights, net	431	509
Furniture and equipment, net	-	-
Total assets	$1,200	$1,767

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$402	$254
Other accrued liabilities	29	7
Total current liabilities	431	261

Convertible Promissory Notes Payable	1,000	1,000

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 150,000,000 shares authorized; 40,885,411 shares in 2016 and 2015 issued and outstanding	20	20
Additional paid-in capital	189,474	189,442
Accumulated deficit	(189,725)	(188,956)
Total Capstone Therapeutics Corp. stockholders' equity	(231)	506
Noncontrolling interest	-	-
Total equity	(231)	506

Total liabilities and equity	$1,200	$1,767

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative	$157	$552	$382	$1,024
Research and development	220	283	377	633
Total operating expenses	377	835	759	1,657

Interest and other (income) expenses, net	25	(47)	36	9
Loss from continuing operations before taxes	402	788	795	1,666
Income tax benefit	(12)	(36)	(26)	(198)
NET LOSS	390	752	769	1,468
Less: Net Loss attributable to the noncontrolling interest	-	-	-	-
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$390	$752	$769	$1,468
Per Share Information:
Net loss, basic and diluted, attributable to Capstone Therapeutics Corp. stockholders	$0.01	$0.02	$0.02	$0.04
Basic and diluted shares outstanding	40,885	40,885	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(769)	$(1,468)
Non cash items:
Depreciation and amortization	89	78
Non-cash stock-based compensation	32	148
Change in other operating items:
Other current assets	159	46
Accounts payable	148	87
Other accrued liabilities	22	(18)
Cash flows used in operating activities	(319)	(1,127)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-

FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(319)	(1,127)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,011	2,164
CASH AND CASH EQUIVALENTS, END OF PERIOD	$692	$1,037

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The report from our Independent Registered Public Accounting Firm on our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K expressed substantial doubt about the Company’s ability to continue as a going concern. The Company did not engage an Independent Registered Public Accounting Firm to audit and express an opinion on our consolidated financial statements for the year ended December 31, 2015, or to review this Current Report on form 10-Q.

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

Cash and Cash Equivalents

At June 30, 2016, cash and cash equivalents included money market accounts.

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

LipimetiX, LLC contributed all intellectual property rights for Apo E mimetic molecules it owned and assigned its Exclusive License Agreement between The University of Alabama at Birmingham Research Foundation (“UABRF”) and LipimetiX, LLC, for the UABRF intellectual property related to Apo E mimetic molecules AEM-28 and its analogs to the JV, in return for 400,000 voting common ownership units (now common stock) representing 40% ownership (effective March 31, 2016, 36%) in JV, and $378,000 in cash (for certain initial patent-related costs and legal expenses).

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed and new Management and Accounting Services Agreements were entered into effective June 1, 2016.The new monthly management fee is $80,000 and the new monthly accounting services fee is $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. No management fee is owed as of June 30, 2016.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests originally, now 64% Company / 36% noncontrolling interests). However, for the Company’s consolidated financial statement, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses have been allocated to the preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses have been allocated to the Company. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,500,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. At June 30, 2016, outstanding advances on the revolving loan agreement totaled $1,553,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $392,000 in the six-month period ended June 30, 2016 and $7,782,000 for the period from August 3, 2012 (inception) to June 30, 2016, of which $392,000 and $7,115,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture to the extent they have a negative capital account, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through June 30, 2016, losses totaling $667,000 have been allocated to the noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs, including AEM-28-14, would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at June 30, 2016 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the noncontrolling interests.

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

On December 11, 2015, we entered into a Securities Purchase Agreement (the “Agreement”) with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV, LLC (the "Lenders"), to provide short-term funding for our operations. A portion of the funds have been advanced to JV, to initiate preclinical development activities for our lead commercial drug candidate, AEM-28-14. The Lenders, at June 30, 2016 and December 31, 2015, owned in the aggregate, approximately 19% of our outstanding Common Stock.

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

As a Qualified Equity Financing was not consummated by March 31, 2016, the unpaid principal amount of the Notes may be converted, at the election of the Lenders, into shares of Common Stock, at a conversion price (the "Optional Conversion Price") equal to the trailing 10-day weighted average trading price of the Common Stock, but not be less than $.135 or more than $.18 per share. Upon a change in control of the Company, the Lenders may elect to accelerate the Notes or convert them into Common Stock at a conversion price equal to the Optional Conversion Price.

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

Note D.   Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to 45% of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty, Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty, Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax year ended June 30, 2014, Lipimetix Australia Pty, Ltd received a refundable research and development tax credit of AUD$227,000. For the tax year ended December 31, 2014 Lipimetix Australia Pty, Ltd, received a refundable research and development tax credit of AUD$301,000. At December 31, 2015, a refundable research and development tax credit of AUD$189,000 was recorded and the refund was received in June 2016. At June 30, 2016, an additional AUD$36,000 (USA $ 27,000) was recorded and at June 30, 2016, the refundable research and development tax credit is included in other current assets.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and six month periods ended June 30, 2016 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016, for the year ended December 31, 2015 are those that depend most heavily on these judgments and estimates. As of June 30, 2016, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2015.

Results of Operations Comparing Three-Month Period Ended June 30, 2016 to the Corresponding Period in 2015.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $157,000 in the second quarter of 2016 compared to $552,000 in the second quarter of 2015. Administration expenses decreased primarily due to a 50% reduction in salaries and consulting fee rates taken by all staff and consultants in March 2016, reduced professional fees and insurance costs from our decision to not engage an Independent Public Accountant to audit our December 31, 2015 financial statements or review out March 31, 2016 or June 30, 2016 financial statements, and reduction of our insurance coverage, as part of our cost cutting efforts.

Research and Development Expenses: Research and development expenses were $220,000 for the second quarter of 2016 compared to $283,000 for the second quarter of 2015. Our research and development expenses in the second quarter of 2016 included the purchase of $125,000 of drug material for future preclinical testing, but otherwise, we have significantly reduced our development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the second quarter of 2016 of $.4 million compared to a net loss of $.8 million in the second quarter of 2015. Net loss would have declined more, had we not purchased the previously mentioned drug material, as we have significantly reduced our operations and the development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Results of Operations Comparing Six-Month Period Ended June 30, 2016 to the Corresponding Period in 2015.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $382,000 in the first half of 2016 compared to $1,024,000 in the first half of 2015. Administration expenses decreased primarily due to a 50% reduction in salaries and consulting fee rates taken by all staff and consultants in March 2016, reduced fundraising expenses, reduced professional fees and insurance costs from our decision to not engage an Independent Public Accountant to audit our December 31, 2015 financial statements or review out March 31, 2016 or June 30, 2016 financial statements, and reduction of our insurance coverage, as part of our cost cutting efforts.

Research and Development Expenses: Research and development expenses were $377,000 for the first half of 2016 compared to $633,000 for the first half of 2015. Our research and development expenses declined as we have significantly reduced our development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the first half of 2016 of $0.8 million compared to a net loss of $1.5 million in the first half of 2015. Net loss has declined as we have significantly reduced our operations and the development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide molecule AEM-28 and its analogs. We contributed $6.0 million and through June 30, 2016 we have loaned an additional $1,553,000 to the JV. At June 30, 2016, we had cash and cash equivalents of $692,000.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Chairman and Chief Executive Officer	July 29, 2016
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	July 29, 2016
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2016

No.	Description	Incorporated by Reference To:	Filed Herewith
10.1	Management Agreement by and among LipimetiX Development, Inc., Benu BioPharma, Inc., Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D., effective as of June 1, 2016.		X
10.2	Accounting Services Agreement by and among LipimetiX Development, Inc. and Capstone Therapeutics Corp., effective as of June 1, 2016.		X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.*
101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2016, filed with the SEC on July 29, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.		X

* Furnished herewith