Form 10-Q
period 2016-09-30
Capstone Therapeutics Corp.
filed 2016-11-10
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

40,885,411 shares of common stock outstanding as of November 1, 2016

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

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$1,127	$1,011
Other current assets	78	247
Total current assets	1,205	1,258

Patent license rights, net	392	509
Furniture and equipment, net	-	-
Total assets	$1,597	$1,767

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$325	$254
Other accrued liabilities	44	7
Total current liabilities	369	261

Convertible Promissory Notes Payable	1,000	1,000

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock$.0005 par value; 150,000,000 shares authorized; 40,885,411 shares in 2016 and 2015 issued and outstanding	20	20
Additional paid-in capital	189,474	189,442
Accumulated deficit	(189,266)	(188,956)
Total Capstone Therapeutics Corp. stockholders' equity	228	506
Noncontrolling interest	-	-
Total equity	228	506

Total liabilities and equity	$1,597	$1,767

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative	$55	$241	$437	$1,265
Research and development	446	175	823	808
Total operating expenses	501	416	1,260	2,073

Interest and other (income) expenses, net	20	19	56	28
Loss from continuing operations before taxes	521	435	1,316	2,101
Income tax benefit	(34)	-	(60)	(198)
NET LOSS	487	435	1,256	1,903
Less: Net Loss attributable to the noncontrolling interest	(946)	-	(946)	-
Net Loss (Income) attributable to Capstone Therapeutics Corp. stockholders	$(459)	$435	$310	$1,903
Per Share Information:
Net loss (income), basic and diluted, attributable to
Capstone Therapeutics Corp. stockholders	$(0.01)	$0.01	$0.01	$0.05
Basic and diluted shares outstanding	40,885	40,885	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(310)	$(1,903)
Non cash items:
Depreciation and amortization	134	117
Non-cash stock-based compensation	32	158
Reduction in JV losses recognized	(946)
Change in other operating items:
Other current assets	152	195
Accounts payable	71	8
Other accrued liabilities	37	(102)
Cash flows used in operating activities	(830)	(1,527)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-

FINANCING ACTIVITIES
LipimetiX Development, Inc. Series B-1 Preferred Stock sale, net of issuance costs	946	-
Cash flows provided by financing activities	946	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116	(1,527)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,011	2,164
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,127	$637

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), diabetic dyslipidemia, and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Description of Current Peptide Drug Candidates.

Chimeric Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 and its analogs, including AEM-28-14 is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid), and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, including AEM-28-14, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28 and its analogs, including AEM-28-14. For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have hypercholesterolemia or hypertriglyceridemia, AEM-28 and its analogs may provide a therapeutic solution. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for AEM-28 and certain of its analogs.

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

Joint Venture Accounting

The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering. As of September 30, 2016, losses incurred by the JV exceed the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. The additional JV capital from the Series B-1 Preferred Stock and Warrant offering resulted in a decrease of $946,000 in previously recognized losses of the JV by the Company, which had been recognized by the Company because of the existence of the outstanding revolving loan.

Cash and Cash Equivalents

At September 30, 2016, cash and cash equivalents included money market accounts.

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

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now preferred stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%. As discussed below, the JV Series B-1 Preferred Stock issuance, because of the participating and conversion features of the preferred stock, effectively reduces the Company’s ownership in the JV to 59.3%.

LipimetiX, LLC contributed all intellectual property rights for Apo E mimetic molecules it owned and assigned its Exclusive License Agreement between The University of Alabama at Birmingham Research Foundation (“UABRF”) and LipimetiX, LLC, for the UABRF intellectual property related to Apo E mimetic molecules AEM-28 and its analogs to the JV, in return for 400,000 voting common ownership units (now common stock) representing 40% ownership in JV (now 36%), and $378,000 in cash (for certain initial patent-related costs and legal expenses).

On August 25, 2016, LipimetiX Development, Inc. closed a Series B-1 Preferred Stock offering, raising funds of $1,012,000 ($946,000 net of issuance costs of approximately $66,000). Individual accredited investors and management participated in the financing. This initial closing of the Series B-1 preferred stock offering resulted in the issuance of 94,537 shares of preferred stock, convertible to an equal number of the JV’s common stock at the election of the holders, and warrants to purchase an additional 33,088 shares of JV preferred stock, at an exercise price of $10.70, with a ten-year term. The preferred stock represents 7.8% of the post-closing common stock of the JV, on an “as-converted” basis. Following this initial Series B-1 closing, on an “as converted” basis, the Company owns 59.3% of the JV.

In connection with the Series B-1 financing, the JV entered into the Series B Preferred Stock and Warrant Purchase Agreement. The Series B Preferred Stock and Warrant Purchase Agreement allows for issuance of up to an additional 45,640 Series B-1 preferred stock and 15,975 preferred stock warrants at the same terms as the current Series B-1 preferred stock and warrants, and up to 1,200,000 additional Series B-2 preferred stock, at terms yet to be determined. Series B preferred stock is a participating preferred stock. As a participating preferred, the preferred stock will earn a 5% dividend, payable only upon the election by the JV or in liquidation. Prior to the JV common stock holders receiving distributions, the participating preferred stockholders will receive their earned dividends and payback of their original investment. Subsequently, the participating preferred will participate in future distributions on an equal “as converted” share basis with common stock holders. The Series B preferred stock has “as converted” voting rights and other terms standard to a security of this nature.

LipimetiX, LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UABRF to commercialize UABRF’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs. Benu is composed of Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D. and Eric M. Morrel, Ph.D. The Exclusive License Agreement, as amended, calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement. The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, which are currently estimated to expire between 2019 and 2035. The Agreement, as amended, also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $500,000 and minimum royalty payments of $500,000 to $1,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs. UABRF will also be paid 5% of Non-Royalty Income received.

Concurrent with entering into the Contribution Agreement and the First Amendment and Consent to Assignment of Exclusive License Agreement between LipimetiX, LLC, UABRF and the Company, the Company and LipimetiX, LLC entered into a Limited Liability Company Agreement for JV which established a Joint Development Committee (“JDC”) to manage JV development activities. Upon conversion by the JV from a limited liability company to a corporation, the parties entered into a Stockholders Agreement for the JV, and the JDC was replaced by a Board of Directors (JV Board). The JV Board is composed of three members appointed by the non-Company ownership group, two members appointed by the Company and one member appointed by the Series B-1 Preferred Stockholders. Non-development JV decisions, including the issuance of new equity, incurrence of debt, entry into strategic transactions, licenses or development agreements, sales of assets and liquidation, and approval of annual budgets, will be decided by a majority vote of the common and series B-1 Preferred Stock (voting on an “as converted” basis) stockholders.

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed and new Management and Accounting Services Agreements were entered into effective June 1, 2016.The new monthly management fee is $80,000 and the new monthly accounting services fee is $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000 and Accounting Fees totaling $60,000 have been authorized for 2016.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. The joint venture agreement requires profits and losses to be allocated on the basis of common ownership equity interests (60% Company / 40% noncontrolling interests originally, now 64% Company / 36% noncontrolling interests). However, for the Company’s consolidated financial statement, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering. As of September 30, 2016, losses incurred by the JV exceed the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. The additional JV capital from the Series B-1 Preferred Stock offering resulted in a decrease of $946,000 in previously recognized losses of the JV by the Company, which had been recognized by the Company because of the existence of the outstanding revolving loan. At September 30, 2016, outstanding advances on the revolving loan agreement totaled $1,574,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $814,000 in the nine-month period ended September 30, 2016 and $8,204,000 for the period from August 3, 2012 (inception) to September 30, 2016, of which $814,000, prior to the previously described reduction in loses recognized of $946,000, and $6,592,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the noncontrolling interests represent an additional potential loss for the Company as the noncontrolling interests are not obligated to contribute assets to the joint venture, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through September 30, 2016, losses totaling $667,000 have been allocated to the noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs, including AEM-28-14, would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at September 30, 2016 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the noncontrolling interests.

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

On December 11, 2015, we entered into a Securities Purchase Agreement (the “Agreement”) with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV, LLC (the "Lenders"), to provide short-term funding for our operations. A portion of the funds have been advanced to JV to initiate preclinical development activities for our lead commercial drug candidate, AEM-28-14. The Lenders, at September 30, 2016 and December 31, 2015, owned in the aggregate, approximately 19% of our outstanding Common Stock.

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

In March 2014, LipimetiX Development LLC, (see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to 45% of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty, Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty, Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax year ended June 30, 2014, Lipimetix Australia Pty, Ltd received a refundable research and development tax credit of AUD$227,000. For the tax year ended December 31, 2014 Lipimetix Australia Pty, Ltd, received a refundable research and development tax credit of AUD$301,000. At December 31, 2015, a refundable research and development tax credit of AUD$189,000 was recorded and the refund was received in June 2016. At September 30, 2016, an additional AUD$60,000 (USA $ 47,000) was recorded and at September 30, 2016, the refundable research and development tax credit is included in other current assets.

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

The following is management’s discussion of significant events in the three and nine month periods ended September 30, 2016 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.) (the “JV”) to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), diabetic dyslipidemia and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Description of Our Peptide Drug Candidate.

Chimeric Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28-14 (an analog of AEM-28) is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid) and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and AEM-28-14, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28 and AEM-28-14. For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have hypercholesterolemia or hypertriglyceridemia, AEM-28 or AEM-28-14 may provide a therapeutic solution. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for AEM-28 and certain of its analogs.

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016, for the year ended December 31, 2015 are those that depend most heavily on these judgments and estimates. As of September 30, 2016, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2015.

Results of Operations Comparing Three-Month Period Ended September 30, 2016 to the Corresponding Period in 2015.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $55,000 in the third quarter of 2016 compared to $241,000 in the third quarter of 2015. Administration expenses decreased primarily due to a 50% reduction in salaries and consulting fee rates taken by all staff and consultants in March 2016, reduced professional fees and insurance costs from our decision to not engage an Independent Public Accountant to audit our December 31, 2015 financial statements or review our 2016 quarterly financial statements, and reduction of our insurance coverage, as part of our cost cutting efforts.

Research and Development Expenses: Research and development expenses were $446,000 for the third quarter of 2016 compared to $175,000 for the third quarter of 2015. Our research and development expenses in the third quarter reflect increased spending due to funds from the JV Series B-1 Preferred Stock and Warrant offering in August 2016. Our development activities of AEM-28 and its analogs, including AEM-28-14 will be limited, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net income in the third quarter of 2016 of $.5 million compared to a net loss of $.4 million in the third quarter of 2015. Net losses were comparable between periods prior to the $946,000 reduction in losses recorded (now allocated to noncontrolling interests) due to the JV Series B-1 Preferred Stock and Warrant offering in August 2016. Our operations and the development activities of AEM-28 and its analogs, including AEM-28-14 will be limited, as we attempt to obtain additional funding.

Results of Operations Comparing Nine-Month Period Ended September 30, 2016 to the Corresponding Period in 2015.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $437,000 in the nine months ended September 30, 2016 compared to $1,265,000 in the nine months ended September 30, 2015. Administration expenses decreased primarily due to a 50% reduction in salaries and consulting fee rates taken by all staff and consultants in March 2016 reduced professional fees and insurance costs from our decision to not engage an Independent Public Accountant to review our 2016 quarterly financial statements, and reduction of our insurance coverage, as part of our cost cutting efforts.

Research and Development Expenses: Research and development expenses were $823,000 in the nine months ended September 30, 2016 compared to $808,000 in the nine months ended September 30, 2015. Our development activities of AEM-28 and its analogs, including AEM-28-14 will be limited, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the in the nine months ended September 30, 2016 of $0.3 million, which included a $0.9 million reduction in losses recorded (now allocated to noncontrolling interests) due to the JV Series B-1 Preferred Stock and Warrant offering in August 2016, compared to a net loss of $1.9 million in the nine months ended September 30, 2015. Net loss has declined as we have significantly reduced our operations and the development activities of AEM-28 and its analogs, including AEM-28-14, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide molecule AEM-28 and its analogs. We contributed $6.0 million and through September 30, 2016 we have loaned an additional $1,574,000 to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. At September 30, 2016, we had cash and cash equivalents of $1,127,000, of which $735,000 is held by our JV.

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

We will require additional funds if we chose to extend the development of AEM-28 and its analogs or to continue operations. We cannot currently predict the amount of funds that will be required if we chose to extend the development activities of AEM-28 and its analogs and to continue operations. In any event, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for product candidates would require us to obtain additional capital. New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Chairman and Chief Executive Officer	November 10, 2016
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	November 10, 2016
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2016

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2016, filed with the SEC on November 10, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished herewith

X