Form 10-K
period 2016-12-31
Capstone Therapeutics Corp.
filed 2017-03-15
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

[_] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCQB on June 30, 2016 was approximately $1,450,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference: None

The number of outstanding shares of the registrant’s common stock on February 28, 2017, was 40,885,411.

2

CAPSTONE THERAPEUTICS CORP.

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

PART I

Item 1.	Business

Overview of the Business

Capstone Therapeutics Corp. (the “Company”, “we”, “our” or “us”) is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions. Previously, we were focused on the development and commercialization of two product platforms: AZX100 and Chrysalin (TP508). In 2012, we terminated the license for Chrysalin (targeting orthopedic indications). In 2014, we terminated the license for AZX100 (targeting dermal scar reduction). Capstone no longer has any rights to or interest in Chrysalin or AZX100.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012) and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

The JV and the Company are exploring fundraising, partnering or licensing, to obtain additional funding to continue development activities of AEM-28-14, and operations.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities of AEM-28-14. The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.

The Company, funding permitting, intends to continue limiting its internal operations to a virtual operating model while monitoring and participating in the management of JV’s AEM-28-14 development activities.

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 and its analogs, including AEM-28-14, is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid), and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, including AEM-28-14, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28-14. For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have hypercholesterolemia or hypertriglyceridemia, AEM-28-14 may provide a therapeutic solution. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of Apo E mimetic peptides, including AEM-28 and its analogs.

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

Competition

The biopharmaceutical industry is characterized by intense competition and confidentiality. Cholesterol reduction therapy is one of the largest drug markets served by numerous approved medications and with numerous potential therapies in various stages of clinical development. Well known cardiovascular drug classes include the statins and PCSK9s . Our drug candidates, if approved, would not compete directly for the same patient population as statins and PCSK9s. In the orphan indication of HoFH, two drugs received FDA approval in 2013: Juxtapid from Aegerion and Kynamro from Sanofi/Genzyme. Juxtapid is currently being marketed and sold; Kynamro has been withdrawn from market. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals or devices that may compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and subjects, which may affect our ability to complete our research studies. For additional discussion regarding the risks associated with our competition, see the risk factor “If our JV’s product candidates do not gain market acceptance or our competitors develop and market products that are more effective than our JV’s product candidates, our commercial opportunities will be reduced or eliminated” in the “Risk Factors” section in this Annual Report on Form 10K.

Marketing and Sales

AEM-28-14 is not currently available for sale and we do not expect it to be available for sale for some time into the future, if ever. Thus, neither we nor our JV currently have any marketing or sales staff. External consultants and members of our staff provide some technical marketing support relating to the development of, and market need for, new potential products and additional therapeutic applications of products already under research.

Research and Development

At December 31, 2016, we had two administrative employees and utilized consultants to perform various administrative, regulatory or research tasks. We have entered into consulting agreements with former employees in an effort to retain their availability to render services if and when needed.

Our research and development for 2016 and 2015 consisted primarily of work with or through our joint venture.

Through our joint venture, LipimetiX Development, Inc. (“JV”), we incurred expenses of $1.0 million ($.1 million when net of $946,000 allocated to Series B-1 Preferred Stock owners, as described in Notes 1 and 9 included in the financial statements in this Annual Report on Form 10-K) and $1.0 million relating to AEM-28-14 research efforts in 2016 and 2015, respectively. The JV has a development plan to pursue regulatory approval of AEM-28-14, as treatment for Homozygous Familial Hypercholesterolemia (AEM-28 was granted Orphan Drug Designation by FDA in 2012) and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting cholesterol and lipid reduction.

In early 2014, JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials of AEM-28. The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014. The clinical trials for AEM-28 were randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of six escalating single doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses of the three highest doses from Phase 1a (Phase 1b/2a in patients with hypercholesterolemia and healthy subjects with elevated cholesterol and high Body Mass Index). The Phase 1a clinical trial consisted of 36 patients and the Phase 1b/2a consisted of 15 patients. Both clinical trials were completed in 2014 and the Medical Safety Committee, reviewing all safety-related aspects of the clinical trials, observed a generally acceptable safety profile. As first-in-man studies, the primary endpoint was safety; yet efficacy measurements analyzing pharmacodynamics yielded statistical significance in the pooled dataset favoring AEM-28 versus placebo in multiple lipid biomarker endpoints.

Concurrent with the development activities with AEM-28, the JV performed limited pre-clinical studies that have identified an analog of AEM-28, referred to as AEM-28-14, and a new formulation, that has the potential of greater efficacy, higher human dose toleration and an extended composition of matter patent life (application filed in 2015). AEM-28-14 has become the JV’s lead drug candidate for commercial development.

Manufacturing

Currently, third parties certified under Good Manufacturing Practices manufacture AEM-28-14 for the JV in limited amounts for our clinical and pre-clinical studies. We use a primary manufacturer for the peptides used in our human clinical trials, but secondary manufacturers are available as needed. AEM-28-14 chemistry, manufacturing and control plan is currently based on an infusion formulation.

Patents, Licenses and Proprietary Rights

The JV has an Exclusive License Agreement (the “Agreement) with the University of Alabama at Birmingham Research Foundation (“UABRF”) covering a broad domain of Apo-E mimetic peptides including AEM-28 and certain analogs (included as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012, and as amended effective December 15, 2014, included as Exhibit 10.1 to the Company’s Current report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2015). The Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement. The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, currently estimated to be 2035. The Agreement, as amended, also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $500,000 and minimum royalty payment of $500,000 to $1,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs. UABRF will also receive 5% of Non Royalty Income received.

Insurance

Our business entails the risk of product liability claims. We currently have no product liability coverage. We are not currently engaged in clinical trials. We maintain a general liability insurance policy and an umbrella excess liability policy. There can be no assurance that liability claims will not exceed the coverage limit of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. Product liability claims or claims arising from our clinical trials could have a material adverse effect on our business, financial condition and results of operations. We have not experienced any material liability claims to date resulting from our clinical trials.

Employees

As of December 31, 2016, we had two administrative employees in our operations and utilize consultants to perform a variety of administrative, regulatory or research tasks. We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed. As a research and development business, we believe that the success of our business will depend in part on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants. We face competition from private companies and public institutions for qualified research personnel. None of our employees are represented by a union and we consider our relationship with our employees to be good.

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

Item1A.	Risk Factors

Safe Harbor

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Annual Report on Form 10-K contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	failure of the Company, or its joint venture, LipimetiX Development, Inc., to obtain additional funds to continue operations;
•	effect of non-compliance with the Securities and Exchange Commission’s (“SEC”) Rules and Regulations requiring our Annual Reports on Form 10-K for the years ended December 31, 2016 and 2015, to include an opinion of an Independent Public Accountant;
•	the impact of the terms or conditions of agreements associated with funds obtained to fund operations;

•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies approval for product candidates or secure development agreements with pharmaceutical manufacturers;
•	the impact of using a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;
•	increased regulation by the FDA or comparable foreign agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to successfully implement our drug development strategy for AEM-28-14;
•	failure of the Company’s common stock to continue to be listed on the OTCQB stock market; and
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;

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

Risks Related to Our Business and Industry

This Annual Report on Form 10-K has been filed with the SEC without an opinion of an independent public accountant, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Markets.

Our current level of funds available for operation has led to additional cost cutting, which included the decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 or 2015 financial statements included in this Annual Report on Form 10-K, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Market. We cannot currently predict the response to this action by the SEC or the OTCQB Market, nor the effects of their action on the continued financial viability of the Company or the trading of its common stock. The decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 or 2015 financial statements could have a material adverse effect on the Company and its Stockholders.

The audit opinion from our independent accounting firm, Moss Adams, LLC, on our December 31, 2014 financial statements, included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2015, includes an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.

We had accumulated deficit balance of $190 million as of December 31, 2016. Our net loss for the year ended December 31, 2016 was $0.7 million. We currently have no pharmaceutical products being sold or ready for sale and do not expect to be able to introduce any pharmaceutical products or generate any revenue for at least several years. We expect to incur losses for at least the next several years. Our cash reserves are the primary source of our working capital. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our JV partners have significant rights as minority-interest stockholders of our JV. Although we effectively own 59.3% of the outstanding shares of our JV’s common stock, the noncontrolling stockholders of the JV have the right to appoint a majority of the JV’s board of directors.

Pursuant to a Stockholders Agreement among all the stockholders of our JV, we have agreed that the board of directors of the JV will be composed of three individuals designated by the noncontrolling common stockholders, one individual designated by the Series B-1 Preferred Stock owners, and two individuals designated by us. Consequently, our designees do not control the JV’s board of directors. If the JV fails to operate substantially in accordance with its annual budget, including the milestones specified therein, or fails to comply with its obligations under the Stockholders Agreement, we will thereafter have the right to appoint a majority of the members of the JV’s board of directors.

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

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for indications targeted for use by AEM-28-14. Most of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have.

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

For a summary of the competitive conditions relating to indications which we are currently considering for AEM-28 and its analogs, see “Competition” in this Annual Report on Form 10-K.

If we cannot protect our joint venture’s AEM-28, AEM-28-14 and other patents, or our JV’s intellectual property generally, our JV’s ability to develop and commercialize its future products will be severely limited.

Our success will depend in part on our joint venture’s ability to maintain and enforce patent protection for AEM-28, AEM-28-14 and each resulting product. Without patent protection, other companies could offer substantially identical products for sale without incurring the sizable discovery, development and licensing costs that our joint venture has incurred. Our JV’s ability to recover these expenditures and realize profits upon the sale of products would then be diminished.

AEM-28 is patented and patent applications for the AEM-28 analogs have been filed. There have been no successful challenges to the patents. However, if there were to be a challenge to these patents or any of the patents for product candidates, a court may determine that the patents are invalid or unenforceable. Even if the validity or enforceability of a patent is upheld by a court, a court may not prevent alleged infringement on the grounds that such activity is not covered by the patent claims. Any litigation to enforce our JV’s rights to use its or its licensors’ patents will be costly, time consuming and may distract management from other important tasks.

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

To obtain regulatory approvals for new products, our JV must, among other things, initiate and successfully complete multiple clinical trials demonstrating to the satisfaction of the FDA or other regulatory authorities that our JV’s product candidates are sufficiently safe and effective for a particular indication. We currently rely on third party clinical research organizations and other consultants to assist our JV in designing, administering and assessing the results of those trials and to perform research and development with respect to product candidates. In relying on those third parties, we are dependent upon them to timely and accurately perform their services. If third party organizations do not accurately collect and assess the trial data, our JV may discontinue development of viable product candidates or continue allocating resources to the development and marketing of product candidates that are not efficacious. Either outcome could result in significant financial harm to us.

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

Our joint venture is managed under contract by Benu BioPharma Inc., which is comprised of two individuals (Dennis I. Goldberg, Ph.D., and Eric M. Morrel, Ph.D.). These individuals are minority stockholders in our JV.

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

The trading price for our common stock, which is traded in the over-the-counter market, has varied significantly in the past (from a high of $9.32 to a low of $0.04 during the period of January 1, 2004 through December 31, 2016) and may vary in the future due to a number of factors, including:

•	announcement of the results of, or delays in, preclinical and clinical studies;
•	the response by the SEC or the OTCQB Market to our decision not to engage an Independent Public Accountant to audit and express an opinion on our December 31, 2016 or 2015 Financial Statements;
•	fluctuations in our operating results;
•	developments in litigation to which we or a competitor is subject;
•	announcements and timing of potential partnering, development collaboration or licensing transactions, merger, acquisitions, divestitures, capital raising activities or issuance of preferred stock;
•	announcements of technological innovations or new products by us or our competitors;
•	FDA and other regulatory actions;
•	developments with respect to our or our competitors’ patents or proprietary rights;
•	public concern as to the safety of products developed by us or others; and
•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally.

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

We are authorized to issue 150,000,000 shares of common stock. As of December 31, 2016, there were 40,885,411 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights. As of December 31, 2016, we had options outstanding to purchase approximately 3,611,706 shares of our common stock, the exercise price of which ranges between $0.05 per share to $1.53 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent additional options are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution. At December 31, 2016, no shares remain available to grant under the 2015 Equity Incentive Plan.

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

On August 3, 2012, we entered into a joint venture with LipimetiX, LLC (now LipimetiX Development, Inc.) to develop the Apo E mimetic peptide AEM-28 and its analogs and we contributed $6 million to the joint venture and at December 31, 2016 we have loaned an additional $1.6 million to the joint venture. Our cash contribution to the joint venture represents a substantial proportion of our available cash.

The initial funded development plan was focused on the development of treatments using AEM-28 for Homozygous Familial Hypercholesterolemia and Refractory Hypercholesterolemia and extended through Phase 1a and 1b/2a clinical trials, which were completed in the fourth quarter of 2014. Our pre-clinical studies or clinical trials results may not be viewed by potential partners, licensees or acquirers, as successful, and we may not recover our investment. Even if our development efforts are viewed as successful, a liquidity event, if any, may be insufficient in size to recover our investment.

Our joint venture is unable to continue additional development of AEM-28-14 without additional funding support and the Company does not have sufficient funds to continue either its operations or development funding, which may impair the ability of the joint venture or the Company to continue on a going concern basis.

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

We lease office space in a facility in Tempe, Arizona, which is an approximately 100,000 square foot facility designed and constructed for industrial purposes and is located in an industrial district. In July 2007, we entered into a five-year lease for 17,000 square feet of space in this Tempe facility, which became effective March 1, 2008. We amended this lease, effective March 1, 2013, to extend the lease for two additional years and reduce the square feet rented to 2,845. Additional amendments have extended this lease term to May 31, 2017. We believe the facility is well-maintained and adequate for use through the end of our lease term.

Item 3.	Legal Proceedings

None

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

16

2016		2015
High	Low	High	Low
$0.13	$0.07	$0.24	$0.17
$0.10	$0.06	$0.25	$0.13
$0.08	$0.04	$0.24	$0.15
$0.09	$0.04	$0.17	$0.10

As of February 28, 2017, 40,885,411 shares of our common stock were outstanding and held by approximately 748 stockholders of record.

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

Description of the business

Capstone Therapeutics Corp. (the “Company”, “we”, “our” or “us”) is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions. Previously, we were focused on the development and commercialization of two product platforms: AZX100 and Chrysalin (TP508). In 2012, we terminated the license for Chrysalin (targeting orthopedic indications). In 2014, we terminated the license for AZX100 (targeting dermal scar reduction). Capstone no longer has any rights to or interest in Chrysalin or AZX100.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012) and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

In early 2014 the JV received allowance from regulatory authorities in Australia permitting the JV to proceed with the planned clinical trials. The Phase 1a clinical trial commenced in Australia in April 2014 and the Phase 1b/2a clinical trial commenced in Australia in June 2014. The clinical trials for AEM-28 were randomized, double-blinded, placebo-controlled studies to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of six escalating single doses (Phase 1a in healthy patients with elevated cholesterol) and multiple ascending doses of the three highest doses from Phase 1a (Phase 1b/2a in patients with hypercholesterolemia and healthy volunteers with elevated cholesterol and high Body Mass Index). The Phase 1a clinical trial consisted of 36 patients and the Phase 1b/2a consisted of 15 patients. Both clinical trials were completed in 2014 and the Medical Safety Committee, reviewing all safety-related aspects of the clinical trials, observed a generally acceptable safety profile. As first-in-man studies, the primary endpoint was safety; yet efficacy measurements analyzing pharmacodynamics yielded statistical significance in the pooled dataset favoring AEM-28 versus placebo in multiple lipid biomarker endpoints.

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

The JV and the Company are exploring fundraising, partnering or licensing, to obtain additional funding to continue development activities of AEM-28-14, and operations.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities of AEM-28-14. The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.

The Company, funding permitting, intends to continue limiting its internal operations to a virtual operating model while monitoring and participating in the management of JV’s AEM-28-14 development activities.

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 and its analogs, including AEM-28-14, is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid), and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, including AEM-28-14, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28-14. For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have hypercholesterolemia or hypertriglyceridemia, AEM-28-14 may provide a therapeutic solution. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of ApoE mimetic peptides, including AEM-28 and its analogs.

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

Income Taxes: Accounting Standards Codification Topic 740 “Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset. We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance for all of our deferred tax assets of approximately $57 million at December 31, 2016.

In March 2014, LipimetiX Development, LLC, now LipimetiX Development, Inc., (see Note 9 in the Financial Statements included in this Annual Report on Form 10-K for more information) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax period ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000. For the tax periods ended December 31, 2014 and 2015 refundable research and development tax credits of AUD$301,000 and AUD$188,000, respectively, were received by LipimetiX Australia Pty Ltd. At December 31, 2016, a refundable research and development tax credit of AUD$78,000 has been accrued, as it is more likely than not, that the recorded refundable research and development tax credit at December 31, 2016 will be approved and received.

Patents: Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012. Their cost is amortized on a straight-line basis over the key patent life of eighty months. At December 31, 2016, accumulated amortization totaled $692,000. If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded. Future utility of the patent license rights is dependent upon the Company’s ability to raise additional funding to continue development of AEM-28-14 or to complete a sale, licensing or other transactions.

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

Losses previously allocated to the noncontrolling common stock interests represent an additional potential loss for the Company, as the noncontrolling common stock interests are not obligated to contribute assets to the joint venture and depending on the ultimate outcome of the joint venture, the Company could potentially absorb additional losses associated with the joint venture. At December 31, 2016, losses totaling $667,000 have been allocated to the noncontrolling common stock interests. The Company records a contingent loss when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to this loss contingency.

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

Joint Venture Accounting: The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain license and patent rights. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016 JV losses of $946,000 were allocated to the Series B-1 Preferred Stock ownership interest. As of December 31, 2016, losses incurred by the JV exceed the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted. We did not elected early application. If additional funds are not obtained to continue the development of AEM-28-14, or operations, it will impair our ability to continue as a going concern. If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding our net joint venture investment balance of $744,000 at December 31, 2016.

Results of Operations Comparing Year Ended December 31, 2016 and 2015.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $543,000 in 2016 compared to $1,757,000 in 2015. Administration expenses decreased primarily due to a 50% reduction in salaries and consulting fee rates taken by all staff and consultants in March 2016, reduced professional fees and insurance costs from our decision to not engage an Independent Public Accountant to review our 2016 financial statements, and reduction of our insurance coverage, as part of our cost cutting efforts.

Research and Development Expenses: Research and development expenses were $1,041,000 for 2016 compared to $1,182,000 for 2015. Our research and development expenses in 2016 and 2015 included the operating expenses of LipimetiX Development, Inc., which totaled (net of intercompany transactions) $1,021,000 for 2016, and $904,000 for 2015. Our 2016 research and development expenses reflect spending of funds from the JV Series B-1 Preferred Stock and Warrant offering in August 2016. Our future development activities of AEM-28-14 will be limited, as we attempt to obtain additional funding.

Interest and Other Expenses (Income), Net: Interest and Other Expenses (Income), Net, increased from $24,000 in 2015 to $81,000 in 2016 due to interest accrued on the Convertible Promissory Notes Payable, as described in Note 10 to the financial statements included in this Annual Report on Form 10-K.

Income Tax Benefit: Income tax benefit in 2016 and 2015 consisted of a refundable Australian research and development tax credit, as described in Notes 4 and 7 to the financial statements included in this Annual Report on Form 10-K, related to our joint ventures’ Australian activities.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in 2016 of $.6 million (net of $.9 million allocated to the Series B-1 Preferred Stock ownership interest), compared to a net loss of $2.8 million in 2015. Net loss includes operations of LipimetiX Development, Inc. Our future development activities of AEM-28 and its analogs, including AEM-28-14 will be limited, as we attempt to obtain additional funding.

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

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through September 30, 2016 we have loaned an additional $1,594,000 to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. At December 31, 2016, we had cash and cash equivalents of $748,000, of which $445,000 is held by our JV.

We intend to continue limiting our internal operations to a virtual operating model in 2017, however, without additional funding, we will not continue development of AEM-28-14 past completion of the limited projects currently under way. Lack of additional funding would impair our ability to continue our current operations and our ability to continue as a going concern.

Funding permitting, our planned operations in 2017 consist of continuing monitoring and participating in the management of the JV’s AEM-28-14 development activities.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on future JV operations and obtaining additional funding.

We will require additional funds if we chose to extend the development of AEM-28-14 or to continue operations. We cannot currently predict the amount of funds that will be required if we chose to extend the development activities of AEM-28-14 and its analogs and to continue operations. In any event, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for product candidates would require us to obtain additional capital. New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

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

Consolidated balance sheets as of December 31, 2016 and December 31, 2015 consolidated statements of operations, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2016, together with the related notes are set forth on the “F” pages of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Capstone Therapeutics Corp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 1992 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Management’s Report on Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

John M. Holliman, III

John M. Holliman III, 63, has served as Executive Chairman and Principal Executive Officer of the Company since April 2006 and has served as a director of the Company since September 1987 and as Chairman of the Board of Directors since August 1997. Since February 1993 he has been a general partner of entities which are the general partners of Valley Ventures, LP (formerly known as Arizona Growth Partners, LP), Valley Ventures II, LP, Valley Ventures III, LP, Valley Ventures III Annex, LP, all of which are venture capital funds that invest principally in life science companies.

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

Fredric J. Feldman, Ph.D. (1) (2) (3)

Fredric J. Feldman, Ph.D., 76, has been the President of FJF Associates, a consultant to health care venture capital and emerging companies, since February 1992 and has served as a director of the Company since 1991. From September 1995 to June 1996, he was the Chief Executive Officer of Biex, Inc., a women’s healthcare company. He served as Chief Executive Officer of Oncogenetics, Inc., a cancer genetics reference laboratory, from 1992 to 1995. Between 1988 and 1992, Dr. Feldman was the President and Chief Executive Officer of Microgenics Corporation, a medical diagnostics company.

Dr. Feldman received his Ph.D. in analytical chemistry from the University of Maryland. He has been a director of a number of public and private companies involved in the healthcare industry. The Board believes that Dr. Feldman’s over 40 years of operating, scientific and business experience in the medical/biotech industry qualifies him for service on our board.

Elwood D. Howse, Jr. (1) (2) (3)

Elwood D. Howse, Jr., 77, has served as a director of the Company since September 1987.  In 1982, Mr. Howse founded Cable, Howse and Ragen, investment banking and stock brokerage firm, subsequently known as Ragen MacKenzie.  In 1977, Mr. Howse co-founded Cable & Howse Ventures, an early stage venture capital firm focused on technology.  In 1976, he served as Vice President, Corporate Finance, for Foster & Marshall, a northwest stock brokerage firm.  In 1974 he was the Chief Financial Officer of Seattle Stevedore Company and the Miller Produce Company.  Mr. Howse has served as a corporate director and advisor to various public, private and non-profit enterprises.  He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association.  He currently serves on the boards of directors of Formotus, Inc., BeneSol Corporation, Stella Therapeutics, Inc. and not-for-profit, Junior Achievement of Washington.  Mr. Howse holds a BS in Engineering from Stanford University and an MBA from Stanford Graduate School of Business.

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

In particular, all Audit Committee members possess the required level of financial literacy, at least one member of the Audit Committee meets the current standard of requisite financial management expertise and the Board of Directors has determined that Elwood D. Howse, Jr., the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K of the Securities and Exchange Commission (the “SEC”). Additionally, Mr. Howse, Dr. Feldman and Mr. Fangmann are “independent directors”, as defined in Nasdaq Listing Rule 5605(a)(2).

Executive Officers

The employment of Mr. Holliman and Dr. Steer was terminated effective October 31, 2011. They continue to perform many of their previous duties and responsibilities under consulting agreements.

The following table sets forth information regarding our executive officers and significant consultant:

Name	Age	Title
John M. Holliman, III	63	Executive Chairman and Principal Executive Officer
Randolph C. Steer, MD, Ph.D.	67	Consultant
Les M. Taeger	66	Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended December 31, 2016.

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

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Fredric J. Feldman, Ph.D.	7,000		5,000	-	-	-	12,000
Elwood D. Howse, Jr.	7,000		5,000	-	-	-	12,000
				-	-	-

(1)	Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2016, the Company paid non-executive directors Board Fees of $7,000. All directors are eligible for a grant of non-qualified stock options pursuant to the Company’s 2005 Equity Incentive Plan. The Company granted to each director (Fangmann, Feldman, Holliman, Howse) non-qualified options to acquire 50,000 shares at an exercise price of $0.10 per share on January 22, 2016 (fair value of $4,000) and to Feldman and Howse, 40,000 shares at an exercise price of $0.05 on November 10, 2016 (fair value $1,000). These options vested immediately and were granted at the closing market price on the date of grant. All options have been granted with ten-year terms.

Director Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
John M. Holliman, III
	50,000			1.02	2/21/2018
	125,000			0.45	2/3/2019
	100,000			0.82	2/4/2020
	25,000			0.70	10/30/2018
	65,000			0.17	5/18/2022
	65,000			0.16	8/9/2022
	51,000			0.21	2/28/2023
	22,000			0.30	2/6/2014
	50,000			0.17	4/10/2015
	200,000			0.25	6/19/2025
	100,000			0.12	12/18/2025
Various directors:
(1)(2)(3)	10,000			1.43	1/1/2017
(1)(2)(3)	10,000			1.35	1/1/2018
(1)(3)	25,000			0.70	10/30/2018
(1)(2)(3)	10,000			0.42	1/1/2019
(1)(2)(3)	10,000			0.72	1/1/2020
(1)(2)(3)	10,000			0.58	1/1/2021
(1)(2)(3)	10,000			0.26	1/1/2022
(1)(2)	35,000			0.17	5/18/2022
(1)(2)	42,500			0.16	8/9/2022
(1)(2)(3)	10,000			0.17	1/1/2023
(1)(3)	27,000			0.21	2/28/2023
(1)(2)(3)	10,000			0.26	1/1/2024
(1)(3)	12,000			0.30	2/6/2024
(1)(2)(3)	50,000			0.22	1/2/2025
(1)(3)	10,000			0.17	4/10/2025
(1)(2)(3)	50,000			0.25	6/19/2025
(1)(2)(3)	50,000			0.10	1/22/2026
(1)(3)	40,000			0.05	11/10/2026
Feldman, Fred (1)
Holliman, John (2)
Howse, Elwood (3)

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

Officer and Key Consultant Compensation

On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during ongoing partnering efforts. Included in the actions taken was the termination of the employment of John M. Holliman, III, Executive Chairman and Randolph C. Steer, MD, Ph.D., President. These individuals have continued as consultants, rather than as employees, at consulting rates which would equate to approximately $100,000 per year for Mr. Holliman and $120,000 per year for Dr. Steer. As employees, their base compensation had been $200,000 for Mr. Holliman and $325,000 for Dr. Steer. Les M. Taeger, Chief Financial Officer and Senior Vice President has continued as an employee, but his base compensation was reduced from $242,000 per year to $120,000 (increased to $135,000 for 2014 and decreased to $67,500 on 3/1/2016) per year. All of these officers had also been eligible for an annual bonus based on individual and Company performance goals of up to 40% of their base compensation.

In 2016, to conserve the cash resources of the Company, Mr. Holliman received consulting cash compensation of $47,000 and Dr. Steer received consulting cash compensation of $4,000. In 2017, consulting cash compensation for Mr. Holliman and Dr. Steer will be minimal, until additional funding is received by the Company. Additionally, all other employees and consultants cash compensation has been reduced in 2016, until additional funding is received by the Company.

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

Stock Option Grants

In 2016, the Company granted no options to employees.

Common Stock Awards

The Company did not grant any common stock awards in 2016.

Fringe Benefits, Perquisites and Retirement Benefits.

Our executive employee participates in group health, dental, life, and disability programs on the same basis as other employees. No perquisites are provided to executives that in aggregate exceed $10,000 per year.

Joint Venture Bonus Plan

On August 9, 2012, our Board approved a performance-based incentive compensation plan (the “Plan”) for our executive and consultants who were primarily responsible for identifying the investment opportunity for the development of Apo E mimetic peptide AEM-28 and its analogs, a class of cardiovascular drugs targeting indications related to lowering blood cholesterol levels, completing the formation of the joint venture, LipimetiX Development, LLC ( now LipimetiX Development, Inc.) (the “JV”), and who will participate in the management of the JV.

The Plan provides for a bonus pool, shared 40% by Mr. Holliman, 40% by Dr. Steer and 20% by Mr. Taeger, of 2.5% of the cash or in-kind distributions from the JV to the Company after the Company has received the return of its initial $6,000,000 investment. The individuals’ interest in the bonus pool vested 50% upon Board approval of the Plan (August 9, 2012) and vested 50% upon the presentation by the JV to its Members of quantitative/qualitative safety and efficacy results from all protocol-designated endpoints of the AEM-28 Phase 1b/2a clinical trial. The bonuses are fully vested at December 31, 2016; however, no amounts have been earned as of December 31, 2016.

Summary Compensation Table

The following table sets forth, with respect to the years ended December 31, 2016, 2015 and 2014, compensation awarded to, earned by or paid to the Company’s principal executive officer, principal financial officer and key consultant who were serving at the end of the last completed fiscal year (the “named executive officers”).

Name	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

John M. Holliman, III	2016	$47,000	-	-	$4,000	-	-	$4,000		$55,000
Executive Chairman
(Principal Executive	2015	$54,000	-	-	$67,000	-	-	$16,000		$137,000
Officer)
	2014	$100,000	-	-	$7,000	-	-	31,000	(1)	$138,000

Randolph C. Steer, MD, Ph.D.,	2016	$4,000	-	-	$-	-	-	-		$4,000
Consultant
(former President)	2015	$63,000	-	-	$31,000	-	-	-		$94,000

	2014	$120,000	$15,000	-	$5,000	-	-	-		$140,000

Les M. Taeger	2016	$79,000	-	-	$-	-	-	-		$79,000
Chief Financial Officer
(Principal Financial Officer)	2015	$135,000	-	-	$31,000	-	-	-		$166,000

	2014	$135,000	-	-	$3,000	-	-	-		$138,000

1.	Mr. Holliman is a member of the Board of Directors and as a director, received compensation of $4,000, $16,000 and $31,000, in cash, in 2016, 2015 and 2014, respectively. Mr. Holliman received total director’s compensation (Board fees and option grants) of $8,000, $33,000 and $38,000 in 2016, 2015 and 2014, respectively, as more fully described in the Compensation of Directors section of this Annual Report on Form 10-K. Mr. Holliman , received an option grant to purchase 50,000 shares of the Company’s Common Stock on January 22, 2016 (fair value of $4,000). Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described, for 2016, in Note 5 to the Financial Statements included in this Annual Report on Form 10-K, for 2015, in Note 5 to our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 30, 2016 and for 2014, in Note 5 to the Annual Report on form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

Option GRANTS / STOCK AWARDS

The following table sets forth information about stock option grants and stock awards during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

Grants of Plan-based Awards

Name	Grant	All Other Stock Awards: Number of Shares of Stock or Units #	All Other Option Awards: Number of Securities Underlying Options #	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards (1) ($)
(a)	(b)	(i)	(j)	(k)	(l)

John M. Holliman, III	1/22/2016	-	50,000	$0.10	4,000
Executive Chairman

(1) Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
John M. Holliman	10000	-	1.43	12/31/2017
	10000	-	1.35	12/31/2018
	50000	-	1.02	2/21/2018
	25000	-	0.70	10/30/2018
	10000	-	0.42	1/1/2019
	125000	-	0.45	2/3/2019
	10000	-	0.72	1/1/2020
	100000		0.82	2/4/2020
	10000	-	0.58	1/1/2021
	10000	-	0.26	1/1/2022
	65000	-	0.17	5/18/2022
	65000	-	0.16	8/9/2022
	10000	-	0.17	1/1/2023
	51000	-	0.21	2/28/2023
	10000	-	0.26	1/1/2024
	22000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	50000	-	0.17	4/10/2025
	250000	-	0.25	6/19/2025
	100000	-	0.12	12/18/2025
	50000		0.10	1/22/2026
Randolph C. Steer, MD, Ph.D.	50000	-	1.53	5/21/2017
	50000	-	1.02	2/21/2018
	75000	-	0.45	2/3/2019
	50000	-	0.82	2/4/2020
	50000	-	0.67	1/17/2021
	65000	-	0.17	5/18/2022
	65000		0.16	8/9/2022
	51000	-	0.21	2/28/2023
	10000	-	0.35	10/25/2023
	22000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	40000	-	0.17	4/10/2025
	100000	-	0.25	6/19/2025
Les M. Taeger	14706	-	1.02	2/21/2018
	50000	-	0.45	2/3/2019
	35000	-	0.82	2/4/2020
	25000	-	0.67	1/17/2021
	45000	-	0.17	5/18/2022
	45000	-	0.16	8/9/2022
	29000	-	0.21	2/28/2023
	10000	-	0.35	10/25/2023
	15000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	40000	-	0.17	4/10/2025
	100000	-	0.25	6/19/2025

Employment Contracts, Termination of Employment, and
Change-in-Control Arrangements

Effective April 5, 2006, Mr. John M. Holliman, III, became Executive Chairman and Principal Executive Officer. On May 12, 2006, the Company entered into an agreement to compensate Mr. Holliman for his services as the Company’s Executive Chairman and principal executive officer (the “Holliman Agreement”).

Effective October 31, 2011, the employment of Mr. Holliman was terminated, which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Mr. Holliman, so that his options became exercisable, and payment of his severance benefit. Subsequent to October 31, 2011, Mr. Holliman has continued his role as Executive Chairman under a consulting agreement.

Effective April 5, 2006, Randolph C. Steer, MD, Ph.D., became President of the Company. Dr. Steer has performed services for the Company since 2002. On May 12, 2006, the Company also entered into an agreement with Randolph C. Steer, MD, Ph.D., to compensate Dr. Steer for his services as the Company’s President and Chief Operating Officer (the “Steer Agreement”).

Effective October 31, 2011, the employment of Dr. Steer was terminated which resulted in the acceleration of the vesting of the options to purchase shares of the Company’s common stock held by Dr. Steer, so that his options became exercisable, and payment of his severance benefits. Subsequent to October 31, 2011, Dr. Steer has continued to provide services under a consulting agreement.

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

Effective October 31, 2011, Mr. Taeger’s annual base salary was reduced to $120,000. Mr. Taeger’s salary for 2015 was $135,000 and on March 1, 2016, his salary was reduced to $67,500.

In 2016, to conserve the cash resources of the Company, Mr. Holliman received consulting cash compensation of $47,000 and Dr. Steer received consulting cash compensation of $4,000. In 2017, consulting cash compensation for Mr. Holliman and Dr. Steer will continue to be at reduced levels, until additional funding is received by the Company. Additionally, all other employees and consultants cash compensation was reduced until additional funding is received by the Company.

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

At December 31, 2016, all options held by named executive officers were vested and had no intrinsic value and accelerated vesting clauses, if triggered at December 31, 2016, would have provided no additional compensation to the named executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock at February 28, 2017 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group. At February 28, 2017, there were 40,885,411 shares of the Company’s Common Stock outstanding.

	Common Stock
	Beneficially Owned (1)
Beneficial Owner	Number	Percent of Class

Fredric J. Feldman (2)	637,064	1.5
John M. Holliman, III (3)	1,585,170	3.8
Elwood D. Howse, Jr. (4)	634,203	1.5
Randolph C. Steer 65 (5)	723,298	1.7
Les M. Taeger (6)	553,280	1.3
BVF Group (7)	7,757,422	19.0
Lloyd Miller, III (8)	7,926,389	19.4
All directors and executive officers as a group (9)	4,133,015	9.4

_____________________________________

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares, which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table, are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2)	Includes 411,500 shares Dr. Feldman has a right to acquire upon exercise of stock options. Voting and investment power shared with spouse.

(3) Includes 1,073000 shares Mr. Holliman has a right to acquire upon exercise of stock options.

(4)	Includes 411,500 shares Mr. Howse has a right to acquire upon exercise of stock options.
(5)	Includes 678,000 shares Dr. Steer has a right to acquire upon exercise of stock options.
(6)	Includes 458,706 shares Mr. Taeger has a right to acquire upon exercise of stock options.
(7)	BVF Group (Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. BVF Investments, L.L.C., Investment 10, L.L.C., BVF Partners, L.P., BVF Inc.) is not a related party or otherwise affiliated with the Company, its directors or officers, and the principal business office of the Reporting Persons comprising the Group is located at 900 North Michigan Avenue, Suite 1100, Chicago, IL 60611.
(8)	Lloyd Miller, III, is not a related party or otherwise affiliated with the Company, its directors or officers, except that Lloyd Miller, III, recommended Eric W. Fangmann to be a Company Board of Director member and Eric W. Fangmann is the Chief Financial Officer of various business entities associated with Mr. Miller, and the principal business office of the Reporting Person is located at 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401
(9)	Includes 3,032,706 shares directors and executive officers have a right to acquire upon exercise of stock options.

The address of each of the listed stockholders, unless noted otherwise, is in care of Capstone Therapeutics Corp., 1275 West Washington Street, Suite 104, Tempe, AZ 85281.

EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2016, aggregated into two categories - plans that have been approved by stockholders and plans that have not. See Note 5 to the Financial Statements included in this Annual Report on Form 10-K for additional information on our equity compensation plans.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by Security Holders	3,611,706	$0.37	0
Equity Compensation Plans not approved by Security Holders	N/A	N/A	N/A

Total	3,611,706	$0.37	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In 2006 Mr. Holliman became Executive Chairman and Principal Executive Officer of the Company and is no longer an independent director under Nasdaq Listing Rule 5605(a)(2). Currently, the Board of Directors is composed of two outside directors who are independent directors under Nasdaq Listing Rule 5605(a)(2) and one director who is not an independent director under Nasdaq Listing Rule 5605(a)(2).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors reviews transactions with related parties, but has no formal policies in place with respect to such reviews or the approval of such transactions. During 2016 there were no reported related party transactions with directors, executive officers or other related parties, which might have required disclosure under SEC rules or which were otherwise material to the Company.

The Company has entered into indemnity agreements with all of its directors and officers for the indemnification of and advancing of expenses to such persons to the fullest extent permitted by law.

Item 14.	Principal Accountant Fees and Services

We have not engaged an independent public accountant to audit our fiscal years ended December 31, 2016 or 2015 financial statements.

Type of Fee	Amount
2015
Audit Fee (1)	$86,000
Audit-Related Fees (s)	$22,000
Total Audit and Audit-Related Fees	$108,000
Tax Fees (3)	$-
All Other Fees (4)	$-
Total Fees	$108,000

(1)	Audit fees include fees for services rendered in connection with the audits of the Company’s financial statements, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the applicable fiscal year.
(2)	Audit-related fees would include fees for services rendered for matters such as a business combination, sales of shares of the Company’s common stock, and responses to accounting and reporting-related matters.
(3)	Tax fees would include fees for services rendered for tax compliance, preparation of original and amended tax returns, claims for refunds and other tax services.
(4)	Our principal accounting firms did not perform nor bill the Company for any other services during the fiscal years ended December 31, 2016 and 2015 that are appropriately classified as “All Other Fees.”

The Audit Committee has concluded that the services provided by the principal accounting firm that were not related to the audit of the Company’s financial statements were at all times compatible with maintaining that firm’s independence.

Consistent with the rules of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of, the independent auditor. In recognition of this responsibility, the Audit Committee has included in its charter the responsibility to pre-approve “all auditing services and permitted non-auditing services proposed to be performed by the independent auditor, subject to the de minimis exceptions for non-audit services that were not recognized as non-audit services at the time of engagement and which are subsequently approved by the committee prior to completion of the audit.” No fees were paid to the independent auditor pursuant to the “de minimis” exception to the foregoing pre-approval policy in 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of Capstone Therapeutics Corp. are presented in the “F” pages of this report:

Consolidated Balance Sheets - December 31, 2016 and 2015.

Consolidated Statements of Operations - Each of the years in the two-year period ended December 31, 2016.

Consolidated Statements of Changes in Equity - Each of the years in the two-year period ended December 31, 2016.

Consolidated Statements of Cash Flows - Each of the years in the two-year period ended December 31, 2016.

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

CAPSTONE THERAPEUTICS CORP.

Date: March 15, 2017	By /s/ John M. Holliman, III
John M. Holliman, III
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John M. Holliman, III John M. Holliman, III	Executive Chairman (Principal Executive Officer) and Director	March 15, 2017
/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	March 15, 2017
/s/ Fredric J. Feldman Fredric J. Feldman, Ph.D.	Director	March 15, 2017
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017

S-1

Capstone Therapeutics Corp. (“the Company”)

Exhibit Index to Annual Report on Form 10-K

For the Year Ended December 31, 2016

Exhibit No.	Description	Incorporated by Reference To:	Filed Or Furnished Herewith
3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock, executed June 24, 2014	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 24, 2014
3.2	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
3.3	Restated Certificate of Incorporation, as amended through June 24, 2014	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 14, 2014
3.4	Second Amended and Restated Certificate of Incorporation as amended through June 22, 2016, including the Amended and Restated Certificate of Designation of Series A Preferred Stock	Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
3.5	LipimetiX Development, Inc., Certificate of Incorporation and By Laws	Exhibit 3.3 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.1	Form of Indemnification Agreement(*)	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005
10.3	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)
10.4	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K
10.5	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
10.6	Contribution Agreement by and among LipimetiX, LLC, Capstone Therapeutics Corp., LipimetiX Development, LLC, The UAB Research Foundation, Dennis I. Goldberg, Ph.D. (“Goldberg”), Philip M. Friden, Ph.D., Eric Morrell, Ph.D., G. M. Anantharamaiah, Ph.D. and Palgunachari Mayakonda, Ph.D., Frederick Meyer, Ph.D., Michael Webb, and Jeffrey Elton, Ph.D., effective as of August 3, 2012.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.7	Limited Liability Company Agreement of LipimetiX Development, LLC, by and among LipimetiX Development, LLC, Capstone Therapeutics Corp., and the other members and managers party thereto, effective as of August 3, 2012.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.8	First Amendment and Consent to Assignment of Exclusive License Agreement by and among The UAB Research Foundation, LipimetiX, LLC and LipimetiX Development, LLC, dated as of August 3, 2012.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012

E-1

10.9	Management Agreement by and among LipimetiX Development, LLC, Benu BioPharma, Inc., Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D., effective as of August 3, 2012.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.10	Accounting Services Agreement by and among LipimetiX Development, LLC and Capstone Therapeutics Corp., effective as of August 3, 2012	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.18	Escrow Agreement by and among Capstone Therapeutics Corp., LipimetiX Development, LLC dated as of August 3, 2012	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.12	Exclusive License Agreement between the UAB Research Foundation and LipimetiX LLC dated August 26, 2011	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.13	Second Amendment to Exclusive License Agreement between the UAB Research Foundation and LipimetiX, LLC, last signed on January 26, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 3015
10.14	Capstone Therapeutics Corp. Joint Venture Bonus Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 8, 2012
10.15	Accounting Services Agreement Amendment #1, dated August 23, 2013	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 12, 2013
10.16	Form of Incentive Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.17	Form of Director Non-Qualified Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.18	Form of Non-Qualified Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.19	2015 Equity Incentive Plan	Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on May 8, 2015
10.20	LipimetiX Development Certificate of Conversion from a Delaware Limited Liability Company to a Delaware Corporation Effective as of June 25, 2015	Exhibit 2.1 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.21	LipimetiX Development Plan of Conversion Effective as of June 25, 2015	Exhibit 2.2 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.22	Stockholders Agreement dated June 23, 2015 by and among LipimetiX Development, Inc. and Stockholders	Exhibit 10.31 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.23	Securities Purchase Agreement between Company and Lenders dated December 11, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.24	Convertible Promissory Note between the Company and Biotechnology Value Fund, L.P., dated December 11, 2015	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.25	Convertible Promissory Note between the Company and Biotechnology Value Fund II, L.P., dated December 11, 2015	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.26	Convertible Promissory Note between the Company and Biotechnology Value Trading Fund OS, L.P., dated December 11, 2015	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015

E-2

10.27	Convertible Promissory Note between the Company and Investment 10, LLC., dated December 11, 2015	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.28	Convertible Promissory Note between the Company and MSI BVF SPV, LLC., dated December 11, 2015	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.29	LipimetiX Development, Inc, Series B Preferred Stock and Warrant Purchase Agreement effective August 25, 2016	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.30	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit B – Form of Warrants	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.31	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit C – Form of Amended and Restated Certificate of Incorporation of LipimetiX Development, Inc.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.32	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit F – Form of Registration Rights Agreement	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.33	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit G – Form of Amended and Restated Stockholders Agreement among LipimetiX Development, Inc. and The Stockholders Named Herein	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended		X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350***		X
101

The following financial information from our Annual Report on Form 10-K for the fiscal year 2016, filed with the SEC on March 15, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the two years ended 2016 and 2015 (iii) the Consolidated Statements of Cash Flows for the two years ended December 31, 2016 and 2015 and (iv) Notes to Consolidated Financial Statements. ***

X
(1)	Management contract or compensatory plan or arrangement.

E-3

* Capstone Therapeutics Corp. has entered into separate indemnification agreements with each of its current directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, Capstone has filed the form of such indemnification agreement.

** Capstone Therapeutics from time to time issues stock options to its employees, officers and directors pursuant to its 2015 Stock Option Plan, as amended. The incentive stock option grant letters and non-qualified stock option grant letters that evidence these issuances differ only in such terms as the identity of the recipient, the grant date, the number of securities covered by the award, the price(s) at which the recipient may acquire the securities and the vesting schedule. Pursuant to the instructions accompanying Item 601 of Regulation S-K, Capstone has filed the form of such incentive stock option grant letter and non-qualified stock option grant letter.

*** Furnished herewith.

E-4

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$748	$1,011
Other current assets	81	247
Total current assets	829	1,258

Patent license rights, net	353	509
Furniture and equipment, net	-	-
Total assets	$1,182	$1,767

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$249	$254
Other accrued liabilities	55	7
Total current liabilities	304	261

Convertible Promissary Notes Payable	1,000	1,000

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock$.0005 par value;	20	20
150,000,000 shares authorized; 40,885,411 shares outstanding in 2016 and 2015
Additional paid-in capital	189,477	189,442
Accumulated deficit	(189,619)	(188,956)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(122)	506
Noncontrolling interest	-	-
Total equity	(122)	506
Total liabilities and equity	$1,182	$1,767

See notes to unaudited consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	2016	2015
OPERATING EXPENSES
General and administrative	$543	$1,757
Research and development	1,041	1,182
Total operating expenses	1,584	2,939

Interest and other expenses (income), net	81	24
Loss from operations before taxes	1,665	2,963
Income tax benefit	(56)	(192)
Net Loss	1,609	2,771

Less: Net Loss attributable to the noncontrolling
interest	(946)	-
Net Loss attributable to Capstone Therapeutics
Corp. stockholders	$663	$2,771
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutics Corp. stockholders	$0.02	$0.07
Basic and diluted shares outstanding	40,885	40,885

See notes to unaudited consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

(Unaudited)

	Capstone Therapeutics Corp. Stockholders' Equity
					Non
	Common Stock		Additional	Accumulated	controlling
	Shares	Amount	Paid in Capital	Deficit	Interest	Total
Balance December 31, 2014	40,885	$20	$189,268	$(186,185)	$-	$3,103
Stock-based compensation cost	-	-	174	-	-	$174
Net loss	-	-	-	(2,771)	-	$(2,771)
Balance December 31, 2015	40,885	20	189,442	(188,956)	-	$506

Series B-1 Preferred Stock					946	$946
Stock-based compensation cost	-	-	35	-	-	$35
Net loss	-	-	-	(663)	(946)	$(1,609)
Balance December 31, 2016	40,885	$20	$189,477	$(189,619)	$-	$(122)

See notes to unaudited  consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Years Ended December 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(663)	$(2,771)
Non cash items:
Depreciation and amortization	179	157
Non-cash stock-based compensation	35	174
Reduction in JV Losses recognized	(946)
Change in other operating items:
Other current assets	143	308
Accounts payable	(5)	130
Other accrued liabilities	48	(151)
Cash flows used in operating activities	(1,209)	(2,153)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-

FINANCING ACTIVITIES
Convertible Promissory Notes Payable	-	1,000
LipimetiX Development, Inc., Series B-1 Preferred Stock sale,
net of issuance costs	946	-
Cash flows provided by financing activities	946	1,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(263)	(1,153)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,011	2,164
CASH AND CASH EQUIVALENTS, END OF PERIOD	$748	$1,011

See notes to unaudited consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of the Business

Capstone Therapeutics Corp. (the “Company”, “we”, “our” or “us”) is a biotechnology company committed to developing a pipeline of novel peptides and other molecules aimed at helping patients with under-served medical conditions. Previously, we were focused on the development and commercialization of two product platforms: AZX100 and Chrysalin (TP508). In 2012, we terminated the license for Chrysalin (targeting orthopedic indications). In 2014, we terminated the license for AZX100 (targeting dermal scar reduction). Capstone no longer has any rights to or interest in Chrysalin or AZX100.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012) and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

The JV and the Company are exploring fundraising, partnering or licensing, to obtain additional funding to continue development activities of AEM-28-14, and operations.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities of AEM-28-14. The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.

The Company, funding permitting, intends to continue limiting its internal operations to a virtual operating model while monitoring and participating in the management of JV’s AEM-28-14 development activities.

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 and its analogs, including AEM-28-14, is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid), and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, including AEM-28-14, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28-14. For patients that lack LDL receptors (Homozygous Familial Hypercholesterolemia-HoFH), or have hypercholesterolemia or hypertriglyceridemia, AEM-28-14 may provide a therapeutic solution. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of Apo E mimetic peptides, including AEM-28 and its analogs.

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

On August 3, 2012, we entered into a joint venture (see Note 9 below), to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

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

Basis of presentation, Going Concern, and Management’s Plans. The accompanying financials statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28-14 or continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital. The audit opinion of our independent accounting firm on our December 31, 2014 financial statements, included in our Annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2016, included an explanatory paragraph as to the uncertainty with regards to our ability to raise funds to implement the future business strategy of the Company, raising substantial doubt about the Company’s ability to continue as a going concern. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. These funds allowed the joint venture to continue its development activities in 2016, but additional funds are required for both the joint venture and the Company to continue as a going concern.

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

Accrued Clinical. Accrued clinical represents the liability recorded for the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the subject. We had no active clinical trials at December 31, 2016 or December 31, 2015.

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

The Company recorded stock-based compensation of $35,000 in 2016 and $174,000 in 2015, which increased the net loss. Loss per weighted average basic and diluted shares outstanding increased by less than $0.01 per share in 2016 and $0.01 per share in 2015 due to stock-based compensation.

Loss per common share. In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares. Utilizing the treasury stock method for the year ended December 31, 2016, 1,000 shares were determined to be outstanding and excluded from the calculation of loss per share because they were anti-dilutive. At December 31, 2016, options to purchase 3,611,706 shares of our common stock, at exercise prices ranging from $0.05 to $1.53 per share, were outstanding.

Income Taxes. Under ASC Topic 740 “Income Taxes” (“ASC 740”), income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized. Pursuant to ASC 740, we have determined that the deferred tax assets at December 31, 2016 and 2015 require a full valuation allowance given that it is not “more-likely-than-not” that the assets will be recovered.

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

Subsequent to adoption of ASC 740, each period we evaluate the tax years that remain open for assessment for federal and state tax purposes. At December 31, 2016, tax years 2012 through 2016 remain open.

We may, from time-to-time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016 and 2015, the Company did not recognize a material amount in interest and penalties.

Patents. Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012. Their cost will be amortized on a straight-line basis over the key patent life of eighty months. At December 31, 2016, accumulated amortization totaled $692,000. If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.

Joint Venture Accounting. The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A and B-1 preferred ownership . Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31,2016, losses incurred by the JV exceed the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

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

Legal costs related to contingencies are expensed as incurred and were not material in either 2016 or 2015.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted. If additional funds are not obtained to continue the development of AEM-28 or its analogs, or operations, it will impair our ability to continue as a going concern. If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding our joint venture investment balance.

2.	INVESTMENTS

At December 31, 2016 and December 31, 2015, investments were classified as held-to-maturity securities. As of December 31, 2016 and 2015, all investments were in a Money Market Fund with maturities less than 90 days, and are included in cash and cash equivalents.

3.	FURNITURE AND EQUIPMENT

The components of furniture and equipment at December 31 are as follows (in thousands):

	December 31,
	2016	2015
Machinery and Equipment	$221	$221
Furniture and fixtures	$34	$34
Leasehold Improvements	$-	$-
	$255	$255
Less accumulated depreciation and amortization	$(255)	$(255)
Total	$-	$-

Depreciation and leasehold improvement amortization expenses for the years ended December 31, 2015 and 2014 were $0 and $0, respectively.

4.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2016	2015
Accruals and reserves	$1	$1
Valuation allowance	$(1)	$(1)
Total current	$-	$-
NOL, AMT and general business credit carryforwards	$56,602	$57,096
Other	$102	$262
Valuation allowance	$(56,704)	$(57,358)
Total non current	$-	$-
Total deferred income taxes	$-	$-

ASC 740 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period-to-period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $57 million at December 31, 2016 and $57 million at December 31, 2015. The valuation allowance as of December 31, 2016 and 2015 includes approximately $2.7 million for net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Provision (benefit) for income taxes
Current	$(56)	$(192)
Deferred		$-
Income tax provision (benefit)	$(56)	$(192)

The 2016 and 2015 income tax benefits result from the Australian refundable research and development tax credit as explained in Note 7.

We have accumulated approximately $148 million in federal and $14 million in state net operating loss carryforwards (“NOLs”) and approximately $6 million of research and development and alternative minimum tax credit carryforwards. The federal NOLs expire between 2024 and 2036. The Arizona state NOL’s expire between 2022 and 2036. The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Income tax provision (benefit) at statutory rate	$(547)	$(942)
State income taxes	$(24)	$(94)
Other	$(139)	$(205)
Change in valuation allowance	$654	$497
Net provision (benefit)	$(56)	$(744)

5.	STOCKHOLDERS’ EQUITY

In May 2006, our stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and reserved 2,000,000 shares of our common stock for issuance. Our stockholders approved the reservation of an additional 1,750,000 shares of common stock for issuance under the 2005 Plan, which increased the total shares available for grant under the 2005 Plan to 3,750,000 shares. The 2005 Plan expired in April 2015. In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At December 31, 2016, no shares remained available to grant under the 2015 Plan (the 2005 plan and the 2015 plan are collectively referred to as “The Plans”). Two types of options may be granted under the Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code. All eligible employees may receive more than one type of option. Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

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

We used the Black-Scholes model with the following assumptions to determine the total fair value of $35,000 and $174,000 for options to purchase 280,000 and 1,210,000 shares of our common stock issued during 2016 and 2015, respectively.

	2016	2015
Risk free interest rate	1.5%	1.6%
Volatility	100%	100%
Expected term from vesting	4.5 Years	4.4 Years
Dividend yield	0%	0%

Summary

Non-cash stock compensation cost for the year ended December 31, 2016 and 2015 totaled $35,000 and $174,000, respectively, and was recorded as a general and administrative expense in the Statement of Operations.

No options were exercised in the years ended December 31, 2016 and 2015.

At December 31, 2016, there was no remaining unamortized non-cash stock compensation costs.

A summary of option activity under our stock option plans for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)
Options outstanding at the beginning of the year:	4,162,706	$0.81	3,022,706	$1.06
Granted	280,000	$0.86	1,210,000	$0.22
Exercised	-		-
Expired/Forfeited	(831,000)	$2.47	(70,000)	$1.31
Outstanding at end of year	3,611,706	$0.37	4,162,706	$0.81	5.58
Options exercisable at year-end	3,611,706	$0.37	4,031,039	$0.83	5.58
Options vested and expected to vest at year end	3,611,706	$0.37	4,075,808	$0.82	5.52

The Company had no unvested common stock share awards as of December 31, 2016, or December 31, 2015, and no common stock awards were made in 2016 or 2015.

It is the Company’s policy to issue options from stockholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of stockholder approved plans. The options granted to employees under stockholder approved incentive plans have a ten-year term and normally vest over a two to four-year period of service. All stock options are granted with an exercise price equal to the current market value on the date of grant and, accordingly, stock options have no intrinsic value on the date of grant. Based on the closing market price of the Company’s common stock at December 31, 2016 of $0.07, stock options exercisable or expected to vest at December 31, 2016, have an intrinsic value of $2,000.

6.	COMMITMENTS

Rent expense for the years ended December 31, 2016 and 2015, was $69,000 and $70,000, respectively.

In 2007, the Company entered into a lease for 17,000 square feet of space in a Tempe, Arizona office and research facility. The term of this lease was sixty months from March 1, 2008. In January of 2013, this lease was amended to extend the lease to February 28, 2015, with the rentable square feet of space reduced to 2,845 square feet and monthly rental payments of approximately $4,400 plus a proportionate share of building operating expenses and property taxes. This lease has been extended to May 31, 2017.

7.	Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note 9 in the financial statements included in this Annual Report on Form 10-K) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax year ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000. For the tax years ended December 31, 2014 and 2015 Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$301,000 and AUD$189,000, respectively, and at December 31, 2016 a AUD$78,000 refundable research and development tax credit has been recorded by Lipimetix Australia Pty Ltd, as it is more likely than not that the recorded refundable research and development tax credit at December 31, 2016 will be approved and received.

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

LipimetiX, LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UABRF to commercialize UABRF’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs. Benu is composed of Dennis I. Goldberg, Ph.D. and Eric M. Morrel, Ph.D. The Exclusive License Agreement, as amended, calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement. The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, which are currently estimated to expire between 2019 and 2035. The Agreement, as amended, also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $500,000 and minimum royalty payments of $500,000 to $1,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs. UABRF will also be paid 5% of Non-Royalty Income received.

Concurrent with entering into the Contribution Agreement and the First Amendment and Consent to Assignment of Exclusive License Agreement between LipimetiX, LLC, UABRF and the Company, the Company and LipimetiX, LLC entered into a Limited Liability Company Agreement for JV which established a Joint Development Committee (“JDC”) to manage JV development activities. Upon conversion by the JV from a limited liability company to a corporation, the parties entered into a Stockholders Agreement for the JV, and the JDC was replaced by a Board of Directors (JV Board). The JV Board is composed of three members appointed by the non-Company common stock ownership group, two members appointed by the Company and one member appointed by the Series B-1 Preferred Stockholders. Non-development JV decisions, including the issuance of new equity, incurrence of debt, entry into strategic transactions, licenses or development agreements, sales of assets and liquidation, and approval of annual budgets, will be decided by a majority vote of the common and series B-1 Preferred Stock (voting on an “as converted” basis) stockholders.

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed and new Management and Accounting Services Agreements were entered into effective June 1, 2016.The new monthly management fee is $80,000 and the new monthly accounting services fee is $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000 and Accounting Fees totaling $60,000 were paid in 2016.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31, 2016, losses incurred by the JV exceed the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. The additional JV capital from the Series B-1 Preferred Stock offering resulted in a decrease of $946,000 in previously recognized losses of the JV by the Company, which had been recognized by the Company because of the existence of the outstanding revolving loan. At December 31, 2016, outstanding advances on the revolving loan agreement totaled $1,594,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $1,081,000 in 2016 and $8,462,000 for the period from August 3, 2012 (inception) to December 31, 2016, of which $137,000, after the previously described reduction in loses recognized of $946,000, and $6,850,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through September 30, 2016, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28-14, would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at December 31, 2016 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

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

On December 11, 2015, we entered into a Securities Purchase Agreement (the “Agreement”) with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV, LLC (the "Lenders"), to provide short-term funding for our operations. A portion of the funds have been advanced to JV to initiate preclinical development activities for our lead commercial drug candidate, AEM-28-14. The Lenders, at December 31, 2016 and December 31, 2015, owned in the aggregate, approximately 19% of our outstanding Common Stock.

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

11.	Contingency – Non-Compliance with Securities and Exchange Commission Reporting Requirements and OTCQB Market Requirements

Our current level of funds available for operation has led to additional cost cutting, which included the decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 and 2015 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2017, or to review our Current Reports on Form 10-Q, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Market. We cannot currently predict the response to these actions by the SEC or the OTCQB Market, nor the effects of their actions, including the possible effect on the trading of our common stock. The decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 and 2015 financial statements or review our Current Reports on Form 10-Q could have a material adverse effect on the Company and its Stockholders.

