Form 10-Q
period 2017-03-31
Capstone Therapeutics Corp.
filed 2017-05-04
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

1

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

40,885,411 shares of common stock outstanding as of May 1, 2017

2

CAPSTONE THERAPEUTICS CORP.

EXHIBIT 10.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32

EXHIBIT 101

Forward Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	failure of the Company, or its joint venture, LipimetiX Development, Inc., to obtain additional funds to continue operations;
•	effect of non-compliance with the Securities and Exchange Commission’s (“SEC”) Rules and Regulations requiring our Annual Report on Form 10-K for the years ended December 31, 2016 and 2015, filed with the SEC on March 15, 2017 and March 30, 2016, respectively, to include an opinion of an Independent Public Accountant, and this Current Report on Form 10-Q to be reviewed by an Independent Public Accountant;
•	failure of the Company’s common stock to continue to be listed at the OTCQB stock market;
•	the impact of the terms or conditions of agreements associated with funds obtained to fund operations;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies approval for product candidates or secure development agreements with pharmaceutical manufacturers;
•	the impact of using a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;
•	increased regulation by the FDA or comparable foreign agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof; and
•	failure to successfully implement our drug development strategy for AEM-28 and its analogs.

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$486	$698
Other current assets	82	131
Total current assets	568	829

Patent license rights, net	314	353
Furniture and equipment, net	-	-
Total assets	$882	$1,182

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$324	$249
Other accrued liabilities	67	55
Total current liabilities	391	304

Convertible Promissary Notes Payable	1,000	1,000

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 150,000,000 shares authorized; 40,885,411 shares outstanding in 2017 and 2016	20	20
Additional paid-in capital	189,477	189,477
Accumulated deficit	(190,006)	(189,619)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(509)	(122)
Noncontrolling interest	-	-
Total equity	(509)	(122)
Total liabilities and equity	$882	$1,182

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2017	2016
OPERATING EXPENSES
General and administrative	$113	$225
Research and development	267	157
Total operating expenses	380	382

Interest and other expenses (income), net	15	11
Loss from operations before taxes	395	393
Income tax benefit	(8)	(14)
Net Loss	387	379

Less: Net Loss attributable to the noncontrolling interest	-	-
Net Loss attributable to Capstone Therapeutics Corp. stockholders	$387	$379
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutics Corp. stockholders	$0.01	$0.01
Basic and diluted shares outstanding	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(387)	$(379)
Non cash items:
Depreciation and amortization	44	45
Non-cash stock-based compensation	-	20
Change in other operating items:
Other current assets	44	16
Accounts payable	75	(81)
Other accrued liabilities	12	86
Cash flows used in operating activities	(212)	(293)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-

FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(212)	(293)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	698	1,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$486	$718

See notes to unaudited consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28-14 or continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital. The audit opinion of our independent accounting firm on our December 31, 2014 financial statements, included in our Annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015, included an explanatory paragraph as to the uncertainty with regards to our ability to raise funds to implement the future business strategy of the Company, raising substantial doubt about the Company’s ability to continue as a going concern. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. These funds allowed the joint venture to continue its development activities in 2016, but additional funds are required for both the joint venture and the Company to continue as a going concern. As described in Note C to the Financial Statements included in this Quarterly Report on Form 10-Q, the Convertible Promissory Notes were due and payable at April 30, 2017. On April 28, 2017, the Lenders agreed to extend the maturity of the Notes to June 15, 2017. As of the date of this Report, the Lenders have not notified the Company of their intent to convert the Convertible Promissory Notes into Company common stock or preferred stock. The ultimate resolution of the Convertible Promissory Notes could have a material effect on the Company’s ability to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Joint Venture Accounting

The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A and B-1 preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31,2016, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Cash and Cash Equivalents

At March 31, 2017, cash and cash equivalents included money market accounts.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted. If additional funds are not obtained to continue the development of AEM-28 or its analogs, or operations, it will impair our ability to continue as a going concern. As described in Note C to the Financial Statements included in this Quarterly Report on Form 10-Q, the Convertible Promissory Notes are due and payable at April 30, 2017. On April 28, 2017, the Lenders agreed to extend the maturity of the Notes to June 15, 2017. As of the date of this Report, the Lenders have not notified the Company of their intent to convert the Convertible Promissory Notes into Company common stock or preferred stock. The ultimate resolution of the Convertible Promissory Notes could have a material effect on the Company’s ability to continue as a going concern. If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding our joint venture investment balance.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed and new Management and Accounting Services Agreements were entered into effective June 1, 2016. The new monthly management fee is $80,000 and the new monthly accounting services fee is $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000 and Accounting Fees totaling $60,000 were paid in 2016.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31, 2016, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. At March 31, 2017, outstanding advances on the revolving loan agreement totaled $1,600,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $276,000 in 2017 and $8,748,000 for the period from August 3, 2012 (inception) to March 31, 2017, of which $276,000, and $7,126,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through March 31, 2017, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28-14, would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at December 31, 2016 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

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

On December 11, 2015, we entered into a Securities Purchase Agreement (the “Agreement”) with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV, LLC (the "Lenders"), to provide short-term funding for our operations. A portion of the funds have been advanced to JV to initiate preclinical development activities for our lead commercial drug candidate, AEM-28-14. The Lenders, at March 31, 2017 and December 31, 2016, owned in the aggregate, approximately 19% of our outstanding Common Stock.

Pursuant to the Agreement, the Lenders funded an aggregate of $1,000,000 of loans to us, evidenced by Convertible Promissory Notes (the “Notes”) dated December 11, 2015 and due April 30, 2017. On April 28, 2017, the Lenders agreed to extend the maturity of the Notes to June 15, 2017. The Notes bear interest at 5% per annum and are secured by a security interest in all of our assets.

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

Note D. Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax year ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000. For the tax years ended December 31, 2014 and 2015 Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$301,000 and AUD$189,000, respectively, and at December 31, 2016 a AUD$78,000 refundable research and development tax credit has been recorded by Lipimetix Australia Pty Ltd. For the three months ended March 31, 2017, an additional AUD$11,000 refundable research and development tax credit has been recorded by LipimetiX Australia Pty Ltd.

Note E: Contingency – Non-Compliance with Securities and Exchange Commission Reporting Requirements and OTCQB Market Requirements

Our current level of funds available for operation has led to additional cost cutting, which included the decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 and 2015, respectively, financial statements included in our Annual Report on Form 10-K filed with the SEC on March 31, 2017, or to review this Current Report on Form 10-Q, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Market. We cannot currently predict the response to these actions by the SEC or the OTCQB Market, nor the effects of their actions, including the possible effect on the trading of our common stock. The decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 and 2015 financial statements or review this Current Report on Form 10-Q could have a material adverse effect on the Company and its Stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three month period ended March 31, 2017 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2017, for the year ended December 31, 2016 are those that depend most heavily on these judgments and estimates. As of March 31, 2017, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2016.

Results of Operations Comparing Three-Month Period Ended March 31, 2017 to the Corresponding Period in 2016.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $113,000 in the first quarter of 2017 compared to $225,000 in the first quarter of 2016. Administration expenses decreased primarily due to a 50% reduction in salaries and consulting fee rates taken by all staff and consultants in March 2016, reduced professional fees and insurance costs from our decision to not engage an Independent Public Accountant to audit our December 31, 2016 financial statements or review our 2017 quarterly financial statements, and reduction of our insurance coverage, as part of our cost cutting efforts.

Research and Development Expenses: Research and development expenses were $267,000 for the first quarter of 2017 compared to $157,000 for the first quarter of 2016. Our research and development expenses in the first quarter reflect increased spending due to funds from the JV Series B-1 Preferred Stock and Warrant offering in August 2016. Our development activities of AEM-28 and its analogs, including AEM-28-14 will be limited, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the first quarter of 2017 of $.4 million compared to a net loss of $.4 million in the first quarter of 2016. Net losses were comparable between periods. Our operations and the development activities of AEM-28 and its analogs, including AEM-28-14 will be limited, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through September 30, 2016 we have loaned an additional $1,600,000 to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. At December 31, 2016, we had cash and cash equivalents of $486,000, of which $269,000 is held by our JV.

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

As discussed in Note C to the Financial Statement included in this Quarterly Report on Form 10-Q, the Company received loans totaling $1,000,000 from entities that currently own approximately 19% of the Company’s common stock and the loans were due April 30, 2017. On April 28, 2017 the Lenders agreed to extend the maturity of the Notes to June 15, 2017. As of the date of this Report, the Lenders have not notified the Company of their intent to convert the Convertible Promissory Notes into Company common stock or preferred stock. The ultimate resolution of the Convertible Promissory Notes could have a material effect on the Company’s ability to continue as a going concern.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III
John M. Holliman, III	Chairman and Chief Executive Officer	May 4, 2017
(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	May 4, 2017
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2017

No.	Description	Incorporated by Reference To:	Filed Herewith
10.1	Letter Agreement by and between Capstone Therapeutics Corp., LipimetiX Development, Inc. and BVF Parties, dated April 28, 2017		X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.*
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2017, filed with the SEC on May 4, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished herewith

X