Form 10-Q
period 2017-06-30
Capstone Therapeutics Corp.
filed 2017-08-14
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

54,385,411 shares of common stock outstanding as of August 1, 2017

2

CAPSTONE THERAPEUTICS CORP.

EXHIBIT 10.1

EXHIBIT 10.2

EXHIBIT 10.3

EXHIBIT 10.4

EXHIBIT 10.5

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32

EXHIBIT 101

Forward Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	failure of the Company, or its joint venture, LipimetiX Development, Inc., to obtain additional funds to continue operations;
•	effect of non-compliance with the Securities and Exchange Commission’s (“SEC”) Rules and Regulations requiring our Annual Report on Form 10-K for the years ended December 31, 2016 and 2015, filed with the SEC on March 15, 2017 and March 30, 2016, respectively, to include an opinion of an Independent Public Accountant, and our Current Reports on Form 10-Q filed with the Securities Exchange Commission in 2016 and 2017 to be reviewed by an Independent Public Accountant;
•	failure of the Company’s common stock to continue to be listed at the OTCQB stock market;
•	the impact of the terms or conditions of agreements associated with funds obtained to fund operations;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies approval for product candidates or secure development agreements with pharmaceutical manufacturers;
•	the impact of using a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;
•	increased regulation by the FDA or comparable foreign agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof; and
•	failure to successfully implement our drug development strategy for AEM-28 and its analogs.

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$437	$698
Other current assets	47	131
Total current assets	484	829

Patent license rights, net	274	353
Furniture and equipment, net	-	-
Total assets	$758	$1,182

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$393	$249
Other accrued liabilities	80	55
Convertible Promissary Notes Payable	1,000	1,000
Total current liabilities	1,473	1,304

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	20	20
150,000,000 shares authorized; 40,885,411 shares
outstanding June 30, 2017 and December 31, 2016 - See Note F
Additional paid-in capital	189,477	189,477
Accumulated deficit	(190,212)	(189,619)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(715)	(122)
Noncontrolling interest	-	-
Total equity	(715)	(122)
Total liabilities and equity	$758	$1,182

See notes to unaudited consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative	$102	$157	$215	$382
Research and development	112	220	379	377
Total operating expenses	214	377	594	759

Interest and other expense, net	(6)	25	9	36
Loss from operations before taxes	208	402	603	795
Income tax benefit	(2)	(12)	(10)	(26)
NET LOSS	206	390	593	769
Less: Net Loss attributable to the noncontrolling
interest	-	-	-	-
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$206	$390	$593	$769
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutic Corp. stockholders	$0.01	$0.01	$0.01	$0.02
Basic and diluted shares outstanding	40,885	40,885	40,885	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(593)	$(769)
Non cash items:
Depreciation and amortization	86	89
Non-cash stock-based compensation	-	32
Change in other operating items:
Other current assets	77	159
Accounts payable	144	148
Other accrued liabilities	25	22
Cash flows used in operating activities	(261)	(319)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-

FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(261)	(319)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	698	1,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$437	$692

See notes to unaudited consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Note A.	OVERVIEW OF BUSINESS

Description of the Business

Capstone Therapeutics Corp. (the “Company”, “we”, “our” or “us”) is a biotechnology company committed to developing a pipeline of novel peptides aimed at helping patients with under-served medical conditions. Previously, we were focused on the development and commercialization of two product platforms: AZX100 and Chrysalin (TP508). In 2012, we terminated the license for Chrysalin (targeting orthopedic indications). In 2014, we terminated the license for AZX100 (targeting dermal scar reduction). Capstone no longer has any rights to or interest in Chrysalin or AZX100.

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV had a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012) and other hyperlipidemic indications. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. Apolipoprotein E (Apo E) is in a class of protein that occurs throughout the body. Apo E is essential for the normal metabolism of cholesterol and triglycerides. After a meal, the postprandial (or post-meal) lipid load is packaged in lipoproteins and secreted into the blood stream. Apo E targets cholesterol and triglyceride rich lipoproteins to specific receptors in the liver, decreasing the levels in the blood. Elevated plasma cholesterol and triglycerides are independent risk factors for atherosclerosis, the buildup of cholesterol rich lesions and plaques in the arteries. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 and its analogs, including AEM-28-14, is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid), and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, including AEM-28-14, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28-14. Atherosclerosis is the major cause of cardiovascular disease, peripheral artery disease and cerebral artery disease, and can cause heart attack, loss of limbs and stroke. Defective lipid metabolism also plays an important role in the development of adult onset diabetes mellitus (Type 2 diabetes), and diabetics are particularly vulnerable to atherosclerosis, heart and peripheral artery diseases. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of Apo E mimetic peptides, including AEM-28 and its analogs.

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

Our development activities represent a single operating segment as they share the same product development path and utilized the same Company resources. As a result, we determined that it is appropriate to reflect our operations as one reportable segment.

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28-14 or continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital. The audit opinion of our independent accounting firm on our December 31, 2014 financial statements, included in our Annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015, included an explanatory paragraph as to the uncertainty with regards to our ability to raise funds to implement the future business strategy of the Company, raising substantial doubt about the Company’s ability to continue as a going concern. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note F to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company, on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,078,000, after paying off the Convertible Promissory Notes described in Note C and transaction costs. As discussed in Note B to the Financial Statements included in this Quarterly Report on Form 10-Q, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock. These funds will allow the joint venture to continue its development activities, but additional funds will be required for the joint venture to reach its AEM-28-14 development goals and for the Company to continue its planned operations.

These financial statements have been prepared on a going concern basis and do not include any adjustments that might result the future success or lack thereof, of fundraising activities.

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The financial statements include the consolidated results of Capstone Therapeutics Corp. and our 64% (62.2% on a Series B-1 and B-2 Preferred Stock as-converted basis) owned subsidiary, LipimetiX Development, Inc. Intercompany transactions have been eliminated.

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

The Convertible Promissory Notes, as described in Note C to the Financial Statements included in this Quarterly Report on Form 10-Q, were previously classified as a long-term payable due to their right to be converted into either the Company’s common stock or preferred stock. As part of the July 14, 2017 sale of the Company’s common stock and receipt of a secured loan, as described in Note F to the Financial Statements included in this Quarterly Report on Form 10-Q, the Convertible Promissory Notes’ Lenders elected to have the Convertible Promissory Notes paid off and not to convert the debt into either the Company’s Common Stock or Preferred Stock. Accordingly, the Convertible Promissory Notes have been reclassified to current liabilities.

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

Joint Venture Accounting

The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note B to the Financial Statements included in this Quarterly Report on Form 10-Q, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A and B-1 preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of June 30,2017, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. As described in Note C to the Financial Statements included in this Quarterly Report on Form 10-Q, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Cash and Cash Equivalents

At June 30, 2017, cash and cash equivalents included money market accounts.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted. If additional funds are not obtained to continue the development of AEM-28-14, it will impair our ability to reach our joint venture AEM-28-14 development goals and possibly to continue as a going concern. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note F to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,078,000, after paying off the Convertible Promissory Notes described in Note C and transaction costs. As discussed in Note B to the Financial Statements included in this Quarterly Report on Form 10-Q, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. These funds will allow the joint venture to continue its development activities, but additional funds will be required for the joint venture to reach its AEM-28-14 development goals and for the Company to continue its planned operations. If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding our joint venture investment balance.

Note B.	JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now preferred stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%. On August 11, 2017, the currently $3,500,000 (3,500,000 shares) of preferred stock became convertible, at the Company’s option, into common stock, at the lower of the Series B-1 Preferred Stock Conversion Price, as may be adjusted for certain events, or the price of the next LipimetiX Development, Inc. financing, exceeding $1,000,000, independently set valuation and terms. On August 11, 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. As discussed below, the JV Series B-1 and B-2 Preferred Stock issuances, because of the participating and conversion features of the preferred stock, effectively changes the Company’s ownership in the JV to 62.2%.

LipimetiX, LLC contributed all intellectual property rights for Apo E mimetic molecules it owned and assigned its Exclusive License Agreement between The University of Alabama at Birmingham Research Foundation (“UABRF”) and LipimetiX, LLC, for the UABRF intellectual property related to Apo E mimetic molecules AEM-28 and its analogs to the JV, in return for 400,000 voting common ownership units (now common stock) representing 40% ownership in JV (now 36% or 30.6% on an “as converted” basis), and $378,000 in cash (for certain initial patent-related costs and legal expenses).

On August 25, 2016, LipimetiX Development, Inc. closed a Series B-1 Preferred Stock offering, raising funds of $1,012,000 ($946,000 net of issuance costs of approximately $66,000). Individual accredited investors and management participated in the financing. This initial closing of the Series B-1 preferred stock offering resulted in the issuance of 94,537 shares of preferred stock, convertible to an equal number of the JV’s common stock at the election of the holders, and warrants to purchase an additional 33,088 shares of JV preferred stock, at an exercise price of $10.70, with a ten-year term. The preferred stock represented 7.8% of the post-closing common stock of the JV, on an “as-converted” basis. Following this initial Series B-1 closing, on an “as converted” basis, the Company owned 59.3% of the JV.

As disclosed above, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Following this Series B-2 closing, on an “as converted” basis, the Company owned 62.2% of the JV. Series B (B-1 and B-2) preferred stock is a participating preferred stock. As a participating preferred, the preferred stock will earn a 5% dividend, payable only upon the election by the JV or in liquidation. Prior to the JV common stock holders receiving distributions, the participating preferred stockholders will receive their earned dividends and payback of their original investment. Subsequently, the participating preferred will participate in future distributions on an equal “as converted” share basis with common stock holders. The Series B preferred stock has “as converted” voting rights and other terms standard to a security of this nature.

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

Concurrent with entering into the Contribution Agreement and the First Amendment and Consent to Assignment of Exclusive License Agreement between LipimetiX, LLC, UABRF and the Company, the Company and LipimetiX, LLC entered into a Limited Liability Company Agreement for JV which established a Joint Development Committee (“JDC”) to manage JV development activities. Upon conversion by the JV from a limited liability company to a corporation, the parties entered into a Stockholders Agreement for the JV, and the JDC was replaced by a Board of Directors (JV Board). The JV Board is composed of three members appointed by the non-Company common stock ownership group, three members appointed by the Company and one member appointed by the Series B-1 Preferred Stockholders. Non-development JV decisions, including the issuance of new equity, incurrence of debt, entry into strategic transactions, licenses or development agreements, sales of assets and liquidation, and approval of annual budgets, will be decided by a majority vote of the common and Series B Preferred Stock (voting on an “as converted” basis) stockholders.

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed. New Management and Accounting Services Agreements were entered into effective June 1, 2016. The new monthly management fee is $80,000 and the new monthly accounting services fee is $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000 and Accounting Fees totaling $60,000 were paid in 2016. In August 2017 the Accounting Services Agreement monthly fee was increased to $20,000 and will thereafter be accrued but not payable, until certain levels of joint venture funding are obtained from non-affiliated parties. In August 2017, a Management Fee of $150,000 payable in 2017 and $150,000 payable in 2018 was approved by the joint venture’s Board of Directors.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of June 30, 2017, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. In August 2017, the due date of the revolving loan was extended toJuly 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Subsequent to June 30, 2017, interest due on the revolving loan will be accrued and payable only upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. At June 30, 2017, outstanding advances on the revolving loan agreement totaled $1,600,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $409,000 in 2017 and $8,881,000 for the period from August 3, 2012 (inception) to June 30, 2017, of which $409,000, and $7,269,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through June 30, 2017, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28-14, would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at June 30, 2017 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

Note C.	CONVERTIBLE PROMISSORY NOTES PAYABLE

On December 11, 2015, we entered into a Securities Purchase Agreement with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV,), which provided $1,000,000 in funding for our operations in the form of Convertible Promissory Notes. The Convertible Promissory Notes bear interest at 5% and were due April 30, 2017, with the due date subsequently extended to July 14, 2017. A portion of the funds were advanced to JV to initiate preclinical development activities for our lead commercial drug candidate, AEM-28-14. As described in Note F to this Quarterly Report on Form 10-Q, the Convertible Promissory Notes and accrued interest thereon of $1,079,000 were paid off on July 14, 2017.

Note D.	Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax year ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000. For the tax years ended December 31, 2014 and 2015 Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$301,000 and AUD$189,000, respectively. For the year ended December 31, 2016 a AUD$84,000 refundable research and development tax credit was received by Lipimetix Australia Pty Ltd. For the six months ended June 30, 2017, an additional AUD$11,000 refundable research and development tax credit has been recorded by LipimetiX Australia Pty Ltd.

Note E:	Contingency – Non-Compliance with Securities and Exchange Commission Reporting Requirements and OTCQB Market Requirements

Our current level of funds available for operation has led to additional cost cutting, which included the decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 and 2015, respectively, financial statements included in our Annual Report on Form 10-K filed with the SEC on March 31, 2017, or to review our Current Reports on Form 10-Q filed with the SEC in 2016 and 2017, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Market. We cannot currently predict the response to these actions by the SEC or the OTCQB Market, nor the effects of their actions, including the possible effect on the trading of our common stock. The decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 and 2015 financial statements or review our Current Reports on Form 10-Q could have a material adverse effect on the Company and its Stockholders.

Note F:	SUBSEQUENT EVENTS – SALE OF COMMON STOCK, SECURED LOAN AND PAY OFF OF CONVERTIBLE PROMISSORY NOTES

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017, on July 14, 2017, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with BP Peptides, LLC (“Brookstone"). The net funds will be used to fund our operations, infuse new capital into our joint venture, LipimetiX Development, Inc. ("JV") (As described in Note B to this Quarterly Report on Form 10-Q, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000.), to continue its AEM-28-14 development activities, and pay off the Convertible Promissory Notes (as described in Note C to this Quarterly Report on Form 10-Q) totaling $1,000,000, plus $79,000 in accrued interest.

Pursuant to the Agreement, Brookstone funded an aggregate of $3,440,000, with net proceeds of approximately $2,078,000, after paying off the Convertible Promissory Notes and transaction costs, of which $1,102,500 was for the purchase of 13,500,000 newly issued shares of our Common Stock, and $2,427,500 was in the form of a secured loan, due October 15, 2020. The secured loan bears interest at 6% per annum, with interest payable quarterly, and is secured by a security interest in all of our assets. As part of the Agreement, the Company and Brookstone entered into a Registration Rights Agreement granting Brookstone certain demand and piggyback registration rights.

As disclosed above, management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28-14. Accordingly, the Company will continue to limit its development activities. The Company’s corporate strategy is to raise funds either by the Company, or directly in its joint venture, by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and six month periods ended June 30, 2017 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview of the Business

Capstone Therapeutics Corp. (the “Company”, “we”, “our” or “us”) is a biotechnology company committed to developing a pipeline of novel peptides aimed at helping patients with under-served medical conditions. Previously, we were focused on the development and commercialization of two product platforms: AZX100 and Chrysalin (TP508). In 2012, we terminated the license for Chrysalin (targeting orthopedic indications). In 2014, we terminated the license for AZX100 (targeting dermal scar reduction). Capstone no longer has any rights to or interest in Chrysalin or AZX100.

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

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. Apolipoprotein E (Apo E) is in a class of protein that occurs throughout the body. Apo E is essential for the normal metabolism of cholesterol and triglycerides. After a meal, the postprandial (or post-meal) lipid load is packaged in lipoproteins and secreted into the blood stream. Apo E targets cholesterol and triglyceride rich lipoproteins to specific receptors in the liver, decreasing the levels in the blood. Elevated plasma cholesterol and triglycerides are independent risk factors for atherosclerosis, the buildup of cholesterol rich lesions and plaques in the arteries. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 and its analogs, including AEM-28-14, is a 28 amino acid mimetic of Apo E (with an aminohexanoic acid group and a phospholipid), and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, including AEM-28-14, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28-14. Atherosclerosis is the major cause of cardiovascular disease, peripheral artery disease and cerebral artery disease, and can cause heart attack, loss of limbs and stroke. Defective lipid metabolism also plays an important role in the development of adult onset diabetes mellitus (Type 2 diabetes), and diabetics are particularly vulnerable to atherosclerosis, heart and peripheral artery diseases. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of Apo E mimetic peptides, including AEM-28 and its analogs.

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2017, for the year ended December 31, 2016 are those that depend most heavily on these judgments and estimates. As of June 30, 2017, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2016.

Results of Operations Comparing Three-Month Period Ended June 30, 2017 to the Corresponding Period in 2016.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $102,000 in the second quarter of 2017 compared to $157,000 in the second quarter of 2016. Administration expenses decreased primarily due to reductions from our cost cutting efforts.

Research and Development Expenses: Research and development expenses were $112,000 in the second quarter of 2017 compared to $220,000 in the second quarter of 2016. Our development activities of AEM-28-14 will continue to be limited, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the second quarter of 2017 of $.2 million compared to a net loss of $.4 million in the second quarter of 2016. Our operations and the development activities of AEM-28-14 will continue to be limited, as we attempt to obtain additional funding.

Results of Operations Comparing Six-Month Period Ended June 30, 2017 to the Corresponding Period in 2016.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $215,000 in the first six months of 2017 compared to $382,000 in the first six months of 2016. Administration expenses decreased primarily due to a 50% reduction in salaries and consulting fee rates taken by all staff and consultants in March 2016 and reductions from our cost cutting efforts.

Research and Development Expenses: Research and development expenses were $379,000 for the first six months of 2017 compared to $377,000 for the first six months of 2016. Our development activities of AEM-28-14 will continue to be limited, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the first six months of 2017 of $.6 million compared to a net loss of $.8 million in the first six months of 2016. Our operations and the development activities of AEM-28-14 will continue to be limited, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through September 30, 2016 we have loaned an additional $1,600,000 to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. As described in Note F to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,078,000, after paying off the Convertible Promissory Notes described in Note C and transaction costs. At June 30, 2017, we had cash and cash equivalents of $437,000, of which $286,000 is held by our JV.

We intend to continue limiting our internal operations to a virtual operating model in 2017, however, without additional funding, we will limit the development activities of AEM-28-14. Lack of additional funding for development activities of AEM-28-14 could would impair our ability to continue our current operations as planned.

Funding permitting, our planned operations in 2017 consist of continuing monitoring and participating in the management of the JV’s AEM-28-14 development activities.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on future JV operations and obtaining additional funding.

We will require additional funds if we chose to extend the development of AEM-28-14. We cannot currently predict the amount of funds that will be required if we chose to extend the development activities of AEM-28-14 and its analogs and to continue operations. In any event, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for product candidates would require us to obtain additional capital. New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

As discussed in Note F to the Financial Statement included in this Quarterly Report on Form 10-Q, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC, an entity that currently own approximately 34.1% of the Company’s common stock.

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

CAPSTONE THERAPEUTICS CORP.

(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Chairman and Chief Executive Officer (Principal Executive Officer)	August 14, 2017
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2017

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2017

No.	Description	Incorporated by Reference To:	Filed Herewith
10.1	Series B-2 Preferred Stock Purchase Agreement, dated August 11, 2017, by and between Capstone Therapeutics Corp. and LipimetiX Development, Inc.		X
10.2	First Amendment to the Amended and Restated Stockholders Agreement of LipimetiX Development, Inc., dated August 11, 2017		X
10.3	Joinder of August 25, 2016 Registration Rights Agreement of LipimetiX Development, Inc., dated August 11, 2017		X
10.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of LipimetiX Development, Inc.		X
10.5	First Amendment to Bylaws of LipimentiX Development, Inc., dated August 11, 2017
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.*
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2017, filed with the SEC on August 14, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished herewith

X