Form 10-K/A
period 2016-12-31
Capstone Therapeutics Corp.
filed 2017-10-30
CIK 887151

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

☐ Yes  ☒ No

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCQB on June 30, 2016 was approximately$1,450,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:   None

The number of outstanding shares of the registrant’s common stock on October 15, 2017, was 54,385,411.

EXPLANATORY NOTE

On March 15, 2017, Capstone Therapeutics Corp. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original 10-K to reflect the sale of the Company’s Common Stock, issuance of debt, and appointment of two new directors, on July 14, 2017 by amending Part II, Items 5 and 7, Part III Items 10, 11, and 13, and Part IV. Item 15 of the Original Form 10-Kwas amended to include a report of our independent registered public accountant, previously omitted from the Original Form 10-K, and the Financial Statements have been updated through the date of the report of our independent registered public accountant, October 30, 2017. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 15, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

2

CAPSTONE THERAPEUTICS CORP.

FORM 10-K/A ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2016

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Through our joint venture, LipimetiX Development, Inc. (“JV”), we incurred expenses of $1.0 million ($.1 million when net of $946,000 allocated to Series B-1 Preferred Stock owners, as described in Notes 1 and 9 included in the financial statements in this Annual Report on Form 10-K/A) and $1.0 million relating to AEM-28-14 research efforts in 2016 and 2015, respectively. The JV had a development plan to pursue regulatory approval of AEM-28-14, as treatment for Homozygous Familial Hypercholesterolemia (AEM-28 was granted Orphan Drug Designation by FDA in 2012), other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting cholesterol and lipid reduction.

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

Patents, Licenses and Proprietary Rights

The JV has an Exclusive License Agreement (the “Agreement) with the University of Alabama at Birmingham Research Foundation (“UABRF”) covering a broad domain of Apo-E mimetic peptides including AEM-28 and certain analogs (included as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012, and as amended effective December 15, 2014, included as Exhibit 10.1 to the Company’s Current report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2015). The Agreement calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement. The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, currently estimated to be 2035. The Agreement, as amended, also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $500,000 and minimum royalty payment of $500,000 to $1,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs. UABRF will also receive 5% of Non-Royalty Income received.

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

Safe Harbor

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Annual Report on Form 10-K/A contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	failure of the Company, or its joint venture, LipimetiX Development, Inc., to obtain additional funds to continue operations;
•	effect of non-compliance, until the filing of this Annual Report on Form 10-K/A, with the Securities and Exchange Commission’s (“SEC”) Rules and Regulations requiring our Annual Reports on Form 10-K for the years ended December 31, 2016 and 2015, to include an opinion of an Independent Public Accountant;
•	the impact of the terms or conditions of agreements associated with funds obtained to fund operations;

•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies approval for product candidates or secure development agreements with pharmaceutical manufacturers;
•	the impact of using a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;
•	increased regulation by the FDA or comparable foreign agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to successfully implement our drug development strategy for AEM-28-14;
•	failure of the Company’s common stock to continue to be listed on the OTCQB stock market; and
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this Annual Report on Form 10-K/A reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, business strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Risks Related to Our Business and Industry

Our Annual Report on Form 10-K was filed with the SEC without an opinion of an independent public accountant, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Markets.

Our current level of funds available for operation led to additional cost cutting, which included the decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 or 2015 financial statements included in the Annual Report on Form 10-K filed with the SEC on March 15, 2017, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Market. Although this Annual Report on Form 10-K/A now includes the opinion of an independent public accountant on our December 31, 2016 and 2015 financial statements, we cannot currently predict the response to this action by the SEC or the OTCQB Market, nor the effects of their action on the continued financial viability of the Company or the trading of its common stock.

In addition, we noted the previously issued June 30, 2016 and September 30, 2016 Form 10-Qs, which were not reviewed by an independent public accountant as of time of filing, included an error related to the classification of the convertible promissory notes payable of $1,000,000 that were presented as long-term when they were in fact current. The Company does not intend to amend these previously issued Form 10-Qs for our June 30, 2016 and September 30, 2016 financial statements. At December 31, 2016 the convertible promissory notes payable were presented as long-term as they were in fact long-term at that date.

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

Our JV partners have significant rights as minority-interest stockholders of our JV. Although we effectively own a majority of the outstanding shares of our JV’s common stock, on an as-converted basis, the noncontrolling stockholders of the JV have a majority of the JV’s board of directors.

Pursuant to a Stockholders Agreement, as amended, among all the stockholders of our JV, we have agreed that the board of directors of the JV will be composed of three individuals designated by the noncontrolling common stockholders, one individual designated by the Series B-1 Preferred Stock owners, and three individuals designated by us. Consequently, our designees do not control the JV’s board of directors. If the JV fails to operate substantially in accordance with its annual budget, including the milestones specified therein, or fails to comply with its obligations under the Stockholders Agreement, we will thereafter have the right to appoint a majority of the members of the JV’s board of directors.

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

For a summary of the competitive conditions relating to indications which we are currently considering for AEM-28 and its analogs, see “Competition” in this Annual Report on Form 10-K/A.

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

Our joint venture is managed under contract by Benu BioPharma, Inc., which is comprised of two individuals (Dennis I. Goldberg, Ph.D., and Eric M. Morrel, Ph.D.). These individuals are minority stockholders in our JV.

Although there is a services contract with Benu BioPharma, Inc., there is no direct agreement with these individuals for continued services and they are under no legal obligation to remain with Benu BioPharma, Inc. We can give no assurance that all or any of these individuals will continue to provide services to our joint venture. Should any of these individuals not continue to provide services to our joint venture, it could have a material adverse effect on our joint venture’s ability or cost to develop AEM-28 and its analogs.

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

The trading price for our common stock, which is traded in the over-the-counter market, has varied significantly in the past (from a high of $9.32 to a low of $0.04 during the period of January 1, 2004 through December 31, 2016) and may vary in the future due to a number of factors, including:

•	announcement of the results of, or delays in, preclinical and clinical studies;
•	the response by the SEC or the OTCQB Market to our decision not to engage an Independent Public Accountant to audit and express an opinion on our December 31, 2016 or 2015 Financial Statements, until the filing of this Annual Report on Form 10-K/A;
•	fluctuations in our operating results;
•	developments in litigation to which we or a competitor is subject;
•	announcements and timing of potential partnering, development collaboration or licensing transactions, merger, acquisitions, divestitures, capital raising activities or issuance of preferred stock;
•	announcements of technological innovations or new products by us or our competitors;
•	FDA and other regulatory actions;
•	developments with respect to our or our competitors’ patents or proprietary rights;
•	public concern as to the safety of products developed by us or others; and
•	changes in stock market analyst recommendations regarding us, other drug development companies or the pharmaceutical industry generally.

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

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017, on July 14, 2017, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with BP Peptides, LLC (“Brookstone"). Pursuant to the Agreement, Brookstone funded an aggregate of $3,440,000, with net proceeds of approximately $2,078,000, after paying off the Convertible Promissory Notes and transaction costs, of which $1,102,500 was for the purchase of 13,500,000 newly issued shares of our Common Stock. Effective July 14, 2017, there were 54,385,411 shares of common stock issued and outstanding.

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

In April 2017, our Board adopted a Tax Benefit Preservation Plan (“Benefit Plan”) with Computershare, pursuant to which each outstanding share of our common stock has attached one preferred stock purchase right. Each share of our common stock subsequently issued prior to the expiration of the Benefit Plan will likewise have attached one right. Under specified circumstances involving an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “Code”), the right under the Benefit Plan that attaches to each share of our common stock will entitle the holder thereof to purchase 1/100 of a share of our Series A preferred stock for a purchase price of $5.00 (subject to adjustment), and to receive, upon exercise, shares of our common stock having a value equal to two times the exercise price of the right.

By adopting the Benefit Plan, our Board sought to protect our ability to use our net operating loss carryforwards and other tax attributes to reduce our future taxable income, if any (collectively, “Tax Benefits”). We view our Tax Benefits as highly valuable assets that are likely to inure to our benefit and the benefit of our stockholders if in the future we generate taxable income. However, if we experience an “ownership change,” our ability to use the Tax Benefits could be substantially limited, and the timing of the usage of the Tax Benefits could be substantially delayed, which could significantly impair the value of the Tax Benefits. The Benefit Plan is intended to act as a deterrent to persons acquiring our common stock in certain transactions that would constitute or contribute to such an “ownership change” without the approval of our Board. The Benefit Plan expires December 31, 2020.

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

On August 3, 2012, we entered into a joint venture with LipimetiX, LLC (now LipimetiX Development, Inc.) to develop the Apo E mimetic peptide AEM-28 and its analogs and we contributed $6 million to the joint venture and at December 31, 2016 we have loaned an additional $1.6 million to the joint venture. In August 2017, the Company invested an additional $1,000,000 through the purchase of 93,458 shares of series B-2 Preferred Stock of LipimetiX Development, Inc. Our cash investment in and loan to the joint venture represents a substantial proportion of our available cash.

The initial funded development plan was focused on the development of treatments using AEM-28 for Homozygous Familial Hypercholesterolemia and Refractory Hypercholesterolemia and extended through Phase 1a and 1b/2a clinical trials, which were completed in the fourth quarter of 2014. Our pre-clinical studies or clinical trials results may not be viewed by potential partners, licensees or acquirers, as successful, and we may not recover our investment. Even if our development efforts are viewed as successful, a liquidity event, if any, may be insufficient in size to recover our investment or loan.

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

We lease office space in a facility in Tempe, Arizona, which is an approximately 100,000 square foot facility designed and constructed for industrial purposes and is located in an industrial district. In July 2007, we entered into a five-year lease for 17,000 square feet of space in this Tempe facility, which became effective March 1, 2008. We amended this lease, effective March 1, 2013, to extend the lease for two additional years and reduce the square feet rented to 2,845. Additional amendments have extended this lease term to February 28, 2020. Effective March 1, 2018, the square feet rented will be reduced to 1,379 square feet. We believe the facility is well-maintained and adequate for use through the end of our lease term.

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

	2016		2015
	High	Low	High	Low
1st Quarter	$0.13	$0.07	$0.24	$0.17
2nd Quarter	$0.10	$0.06	$0.25	$0.13
3rd Quarter	$0.08	$0.04	$0.24	$0.15
4th Quarter	$0.09	$0.04	$0.17	$0.10

As of October 15, 2017, 54,385,411 shares of our common stock were outstanding and held by approximately 711 stockholders of record.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (now LipimetiX Development, Inc.), (see Note 9 in Notes to Financial Statements included in this Annual Report on Form 10-K/A for more information) to develop Apo E mimetic peptide molecule AEM-28 and analogs.

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

In this Annual Report on Form 10-K/A, references to “we”, “our”, the “Company”, “Capstone Therapeutics”, “Capstone”, and “OrthoLogic” refer to Capstone Therapeutics Corp. References to our Bone Device Business refer to our former business line of bone growth stimulation and fracture fixation devices, including the OL1000 product line, SpinaLogic®, OrthoFrame® and OrthoFrame/Mayo. References to our joint venture, or the “JV”, refer to LipimetiX Development, Inc. (previously LipimetiX, LLC).

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

In March 2014, LipimetiX Development, LLC, now LipimetiX Development, Inc., (see Note 9 in the Financial Statements included in this Annual Report on Form 10-K/A for more information) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax period ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000. For the tax periods ended December 31, 2014 and 2015 refundable research and development tax credits of AUD$301,000 and AUD$188,000, respectively, were received by LipimetiX Australia Pty Ltd. At December 31, 2016, a refundable research and development tax credit of AUD$78,000 has been accrued, as it is more likely than not, that the recorded refundable research and development tax credit at December 31, 2016 will be approved and received.

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

Joint Venture Accounting: The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note 9 to the Financial Statements included in this Annual Report on Form 10-K/A, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A and B-1 preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31,2016, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. As described in Note 9 to the Financial Statements included in this Annual Report on Form 10-K/A, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Recent Accounting Pronouncements

 In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted. If additional funds are not obtained to continue the development of AEM-28-14, it will impair our ability to reach our joint venture AEM-28-14 development goals and possibly to continue as a going concern. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note 11 to the Financial Statements included in this Annual Report on Form 10-K/A, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,078,000, after paying off the Convertible Promissory Notes described in Note 10 and transaction costs. As discussed in Note 9 to the Financial Statements included in this Annual Report on Form 10-K/A, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. The additional funds raised has alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its AEM-28-14 development goals and for the Company to continue its planned operations. If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding our joint venture investment and revolving loan balance.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. Should the Company begin to generate revenue, the Company does not anticipate any material impact on its operations and financial statements.

Results of Operations Comparing Year Ended December 31, 2016 and 2015.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $543,000 in 2016 compared to $1,757,000 in 2015. Administration expenses decreased primarily due to a 50% reduction in salaries and consulting fee rates taken by all staff and consultants in March 2016, reduced professional fees and insurance costs from our decision to not engage an Independent Public Accountant to audit or review our 2016 financial statements, and reduction of our insurance coverage, as part of our cost cutting efforts.

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

Results of Operations Comparing Year Ended December 31, 2015 and 2014.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $1,757,000 in 2015 compared to $1,453,000 in 2014. Administration expenses increased primarily due to costs related to the qui tam litigation, which was settled in May of 2015 for a one-time payment of $50,000, as disclosed in our Quarterly Report on Form 10-Q for the period ending June 30, 2015 filed with the Securities and Exchange Commission on August 13,2015, preparation and filing of a Registration Statement filed on Form S-1, and investor relations activities.

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

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through December 31, 2016 we have loaned an additional $1.6 million to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. At December 31, 2016, we had cash and cash equivalents of $698,000, of which $395,000 is held by our JV. As described in Note 11 to the Financial Statements included in this Annual Report on Form 10-K/A, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,078,000, after paying off the Convertible Promissory Notes described in Note 10 and transaction costs.

We intend to continue limiting our internal operations to a virtual operating model in 2017, however, without additional funding, we will also limit the development activities of AEM-28-14. Lack of additional funding for development activities of AEM-28-14 could would impair our ability to continue our current operations as planned.

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

As discussed in Note 11 to the Financial Statement included in this Annual Report on Form 10-K/A, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC, an entity that currently own approximately 34.1% of the Company’s common stock.

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

Consolidated balance sheets as of December 31, 2016 and December 31, 2015 consolidated statements of operations, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2016, together with the related notes are set forth on the “F” pages of this Form 10-K/A.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K/A. Based on that evaluation, our management, including our principal executive officer and principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K/A in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Capstone Therapeutics Corp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 1992 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2016. Subsequent to filing previously issued Form 10-Qs including our June 30, 2016 and September 30, 2016 financial statements, management discovered an error related to the classification of the convertible promissory notes payable that were presented as long-term when in fact they were current. This error was not detected timely by management and therefore is considered to be indicative of a material weakness in our internal control over financial reporting.

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

INFORMATION CONCERNING DIRECTORS

On April 28, 2014, the Board of Directors increased the number of directors to four and Eric W. Fangmann was elected to fill the fourth Board seat at the Company’s Annual Meeting held on June 12, 2014. On March 15, 2016, Mr. Fangmann resigned from the Board of Directors. On March 18, 2016, the Board of Directors decreased the number of Directors to three. As discussed in Note 11 to the Financial Statements included in this Annual Report on Form 10-K/A, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC (“Brookstone”), an entity that, effective July 14, 2017, owns approximately 34.1% of the Company’s common stock. On July 14, 2017, the Company’s Board of Directors (“Board”) voted to expand the size of the Board from three to five members.  On July 14, 2017, Mr. Matthew E. Lipman was appointed by the Board to fill the vacancy in Class II of the Board and Mr. Michael M. Toporek was appointed by the Board to fill the vacancy in Class III of the Board. The Board has determined that Mr. Matthew E. Lipman will serve on the Audit Committee of the Board and Mr. Michael M. Toporek will serve on the Compensation Committee of the Board. Mr. Matthew E. Lipman and Mr. Michael M. Toporek were introduced and recommended to the Board as nominees for director by Brookstone. A provision in the Agreement entered into with Brookstone requires the Company to nominate two candidates for a director position that have been recommended by Brookstone as long as Brookstone beneficially owns over 20% of the Company’s outstanding common stock and to nominate one candidate for a director position that has been recommended by Brookstone as long as Brookstone beneficially owns over 5% but less than 20% of the Company’s outstanding common stock.

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

Michael M. Toporek (2)

Michael M. Toporek, 53, has served as a director since July 14, 2017. Mr. Toporek has served as a director of Mechanical Technology, Incorporated (MKTY) since October 21, 2016. Since 2003, Mr. Toporek has served as the Managing General Partner of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of BV Peptides, LLC. Prior to founding Brookstone Partners in 2003, Mr. Toporek was both an active principal investor and an investment banker. Mr. Toporek began his career in Chemical Bank’s Investment Banking Group, later joined Dillon, Read and Co., which became UBS Warburg Securities Ltd. during his tenure, and SG Cowen and Company. Mr. Toporek currently serves on the Board of Trustees of Harlem Academy. Mr. Toporek has a B.A. in Economics and an M.B.A from the University of Chicago. Mr. Toporek brings strategic and financial expertise to the Board as a result of his experience with Brookstone Partners, which the Board believes qualifies him to serve as a director.

Matthew E. Lipman (1)

Matthew E. Lipman, 38, has served as a director since July 14, 2017. Mr. Lipman has served as a director of Mechanical Technology, Incorporated (MKTY) since October 21, 2016. Since 2004, Mr. Lipman has served as Managing Director of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of BV Peptides, LLC. Mr. Lipman’s responsibilities at Brookstone Partners include identifying and evaluating investment opportunities, performing transaction due diligence, managing the capital structure of portfolio companies and working with management teams to implement operational and growth strategies. In addition, Mr. Lipman is responsible for executing add-on acquisitions and other portfolio company-related strategic projects. From July 2001 through June 2004, Mr. Lipman was an analyst in the mergers and acquisitions group at UBS Financial Services Inc. responsible for formulating and executing on complex merger, acquisition and financing strategies for Fortune 500 companies in the industrial, consumer products and healthcare sectors. Mr. Lipman currently serves on the Board of Directors of Instone, LLC and Denison Pharmaceuticals, LLC. Mr. Lipman has a B.S. in Business Administration from Babson College. Mr. Lipman brings over 15 years of experience working with companies to establish growth strategies and execute acquisitions, is proficient in reading and understanding financial statements, generally accepted accounting principles and internal controls as a direct result of his investment experience evaluating companies for potential investments, the management of financial reporting and capital structure for three portfolio companies, as well as relevant experience in board service, which the Board believes qualifies him to serve as a director.

27

******

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

(3)	Member of the Corporate Governance/Nominating Committee

The Audit Committee, which is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisted of Mr. Howse (Chairman), and Mr. Fangmann. On March 18, 2016, Dr. Feldman replaced Mr. Fangmann. On July 14, 2017 Mr. Lipman joined the Audit Committee.

All Audit Committee members possess the required level of financial literacy. At least one member of the Audit Committee meets the current standard of requisite financial management expertise and the Board of Directors has determined that Elwood D. Howse, Jr., the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K of the Securities and Exchange Commission (the “SEC”). Additionally, Mr. Howse, Dr. Feldman and Mr. Fangmann are “independent directors”, as defined in Nasdaq Listing Rule 5605(a)(2).

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

A list of directors, executive officers and persons holding more than 10% of the Company’s Common Stock is included in Item 12 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K/A

Item 11.	Executive Compensation

Compensation of Directors

The following table sets forth compensation awarded to, earned by or paid to the Company’s directors during the last fiscal year. Mr. John Holliman, III is not included in this table and his compensation as a director is included in the Summary Compensation Table in the Executive Compensation section in this Annual Report on Form 10-K/A.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Fredric J. Feldman, Ph.D.	7,000		5,000	-	-	-	12,000
Elwood D. Howse, Jr.	7,000		5,000	-	-	-	12,000

(1)	Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 30, 2017.

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

The following discussion is provided to facilitate stockholder understanding of the named executive officer compensation information included in this Annual Report on Form 10-K/A.

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

In 2016, to further conserve the cash resources of the Company, Mr. Holliman received consulting cash compensation of $47,000 and Dr. Steer received consulting cash compensation of $4,000. In 2017, consulting cash compensation for Mr. Holliman and Dr. Steer will continue to be minimal, until additional funding is received by the Company. Additionally, all other employees and consultants cash compensation has been reduced in 2016, until additional funding is received by the Company.

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

Name	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

John M. Holliman, III	2016	$47,000	-	-	$4,000	-	-	4000	(1)	$51,000
Executive Chairman
(Principal Executive	2015	$54,000	-	-	$67,000	-	-	16000	(1)	$121,000
Officer)
	2014	$100,000	-	-	$7,000	-	-	31,000	(1)	$138,000

Randolph C. Steer, MD, Ph.D.,	2016	$4,000	-	-	$-	-	-	-		$4,000
Consultant
(former President)	2015	$63,000	-	-	$31,000	-	-	-		$94,000

	2014	$120,000	$15,000	-	$5,000	-	-	-		$140,000

Les M. Taeger	2016	$79,000	-	-	$-	-	-	-		$79,000
Chief Financial Officer
(Principal Financial Officer)	2015	$135,000	-	-	$31,000	-	-	-		$166,000

	2014	$135,000	-	-	$3,000	-	-	-		$138,000

1.	Mr. Holliman is a member of the Board of Directors and as a director, received compensation of $4,000, $16,000 and $31,000, in cash, in 2016, 2015 and 2014, respectively. Mr. Holliman received total director’s compensation (Board fees and option grants) of $8,000, $33,000 and $38,000 in 2016, 2015 and 2014, respectively, as more fully described in the Compensation of Directors section of this Annual Report on Form 10-K/A. Mr. Holliman , received an option grant to purchase 50,000 shares of the Company’s Common Stock on January 22, 2016 (fair value of $4,000). Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described, for 2016, in Note 5 to the Financial Statements included in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 30, 2017, for 2015, in Note 5 to our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 30, 2016, and for 2014, in Note 5 to the Annual Report on form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

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
Executive Chairman

(1) Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described in Note 5 to the Financial Statements included in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 30, 2017.

Outstanding Equity Awards at Fiscal Year END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
John M. Holliman	10000	-	1.43	1/1/2017
	10000	-	1.35	1/1/2018
	50000	-	1.02	2/21/2018
	25000	-	0.70	10/30/2018
	10000	-	0.42	1/1/2019
	125000	-	0.45	2/3/2019
	10000	-	0.72	1/1/2020
	100000		0.82	2/4/2020
	10000	-	0.58	1/1/2021
	10000	-	0.26	1/1/2022
	65000	-	0.17	5/18/2022
	65000	-	0.16	8/9/2022
	10000	-	0.17	1/1/2023
	51000	-	0.21	2/28/2023
	10000	-	0.26	1/1/2024
	22000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	50000	-	0.17	4/10/2025
	250000	-	0.25	6/19/2025
	100000	-	0.12	12/18/2025
	50000		0.10	1/22/2026
Randolph C. Steer, MD, Ph.D.	50000	-	1.53	5/21/2017
	50000	-	1.02	2/21/2018
	75000	-	0.45	2/3/2019
	50000	-	0.82	2/4/2020
	50000	-	0.67	1/17/2021
	65000	-	0.17	5/18/2022
	65000		0.16	8/9/2022
	51000	-	0.21	2/28/2023
	10000	-	0.35	10/25/2023
	22000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	40000	-	0.17	4/10/2025
	100000	-	0.25	6/19/2025
Les M. Taeger	14706	-	1.02	2/21/2018
	50000	-	0.45	2/3/2019
	35000	-	0.82	2/4/2020
	25000	-	0.67	1/17/2021
	45000	-	0.17	5/18/2022
	45000	-	0.16	8/9/2022
	29000	-	0.21	2/28/2023
	10000	-	0.35	10/25/2023
	15000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	40000	-	0.17	4/10/2025
	100000	-	0.25	6/19/2025

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock at October 15, 2017 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group. At October 15, 2017, there were 54,385,411 shares of the Company’s Common Stock outstanding.

	Common Stock
	Beneficially Owned (1)
Beneficial Owner	Number	Percent of Class

Fredric J. Feldman (2)	637,064	1.2
John M. Holliman, III (3)	1,585,170	2.9
Elwood D. Howse, Jr. (4)	634,203	1.2
Michael M. Toporek (7)	18,541,197	34.1
Matthew E. Lipman (7)	18,541,197	34.1
Randolph C. Steer (5)	673,298	1.2
Les M. Taeger (6)	553,280	1.0
BP Peptides, LLC (7)	18,541,197	34.1
Lloyd Miller, III (8)	7,926,389	14.6
All directors and executive officers as a group (9)	22,624,212	41.6

_______________________

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares, which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table, are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2)	Includes 411,500 shares Dr. Feldman has a right to acquire upon exercise of stock options. Voting and investment power shared with spouse.
(3)	Includes 1,073000 shares Mr. Holliman has a right to acquire upon exercise of stock options.
(4)	Includes 411,500 shares Mr. Howse has a right to acquire upon exercise of stock options.
(5)	Includes 678,000 shares Dr. Steer has a right to acquire upon exercise of stock options.
(6)	Includes 458,706 shares Mr. Taeger has a right to acquire upon exercise of stock options.
(7)	The address of the principal office of BP Peptides, LLC, the Reporting Person, is 122 East 42nd Street, Suite 4305, New York, New York 10168. As discussed in Note 11 to the Financial Statements included in this Annual Report on Form 10-K/A, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC (“Brookstone”), an entity that effective July 14, 2017 owns approximately 34.1% of the Company’s common stock. On July 14, 2017, the Company’s Board of Directors (“Board”) voted to expand the size of the Board from three to five members. On July 14, 2017, Mr. Matthew E. Lipman was appointed by the Board to fill the vacancy in Class II of the Board and Mr. Michael M. Toporek was appointed by the Board to fill the vacancy in Class III of the Board. Mr. Matthew E. Lipman and Mr. Michael M. Toporek are affiliated with Brookstone and were introduced and recommended to the Board as nominees for director by Brookstone. A provision in the Securities Purchase, Loan and Security Agreement entered into with Brookstone, requires the Company to nominate two candidates for a director position that have been recommended by Brookstone as long as Brookstone beneficially owns over 20% of the Company’s outstanding common stock and to nominate one candidate for a director position that has been recommended by Brookstone as long as Brookstone beneficially owns over 5% but less than 20% of the Company’s outstanding common stock. The shares shown as beneficially owned by Michael M. Toporek and Mathew E. Lipman include 18,541,197 shares owned by BP Peptides, LLP.

(8)	Lloyd Miller, III, is not a related party or otherwise affiliated with the Company, its directors or officers, except that Lloyd Miller, III, recommended Eric W. Fangmann to be a Company Board of Director member and Eric W. Fangmann is the Chief Financial Officer of various business entities associated with Mr. Miller, and the principal business office of the Reporting Person is located at 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401.
(9)	Includes 2,982,706 shares directors and executive officers have a right to acquire upon exercise of stock options.

The address of each of the listed stockholders, unless noted otherwise, is in care of Capstone Therapeutics Corp., 1275 West Washington Street, Suite 104, Tempe, AZ 85281.

EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2016, aggregated into two categories - plans that have been approved by stockholders and plans that have not. See Note 5 to the Financial Statements included in this Annual Report on Form 10-K/A for additional information on our equity compensation plans.

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

In 2006 Mr. Holliman became Executive Chairman and Principal Executive Officer of the Company and is no longer an independent director under Nasdaq Listing Rule 5605(a)(2). Currently, the Board of Directors is composed of two outside directors who are independent directors under Nasdaq Listing Rule 5605(a)(2) and three directors who are not independent directors under Nasdaq Listing Rule 5605(a)(2).

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

We did not engage an independent public accountant to audit our fiscal years ended December 31, 2016 or 2015 financial statements until July 14, 2017 .

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

CAPSTONE THERAPEUTICS CORP.

Date: October 30, 2017	By	/s/ John M. Holliman, III
John M. Holliman, III
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	October 30, 2017
John M. Holliman, III	(Principal Executive Officer)
and Director

/s/ Elwood D. Howse, Jr.	Director	October 30, 2017
Elwood D. Howse, Jr.

/s/ Fredric J. Feldman	Director	October 30, 2017
Fredric J. Feldman, Ph.D.

/s/ Michael M. Toporek	Director	October 30, 2017
Michael M. Toporek

/s/ Matthew E. Lipman	Director	October 30, 2017
Matthew E. Lipman

/s/ Les M. Taeger	Senior Vice President and Chief	October 30, 2017
Les M. Taeger	Financial Officer (Principal Financial and Accounting Officer)

S-1

Capstone Therapeutics Corp. (“the Company”)

Exhibit Index to Annual Report on Form 10-K/A

For the Year Ended December 31, 2016

Exhibit No.	Description	Incorporated by Reference To:	Filed Or Furnished Herewith
3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock, executed June 24, 2014	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 24, 2014
3.2 P	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
3.3	Restated Certificate of Incorporation, as amended through June 24, 2014	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 14, 2014
3.4	Second Amended and Restated Certificate of Incorporation as amended through June 22, 2015, including the Amended and Restated Certificate of Designation of Series A Preferred Stock	Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
3.5	LipimetiX Development, Inc., Certificate of Incorporation and By Laws	Exhibit 3.3 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.1 P	Form of Indemnification Agreement(*)	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005
10.3	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)
10.4	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K
10.5	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
10.6	Contribution Agreement by and among LipimetiX, LLC, Capstone Therapeutics Corp., LipimetiX Development, LLC, The UAB Research Foundation, Dennis I. Goldberg, Ph.D. (“Goldberg”), Philip M. Friden, Ph.D., Eric Morrell, Ph.D., G. M. Anantharamaiah, Ph.D. and Palgunachari Mayakonda, Ph.D., Frederick Meyer, Ph.D., Michael Webb, and Jeffrey Elton, Ph.D., effective as of August 3, 2012.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.7	Limited Liability Company Agreement of LipimetiX Development, LLC, by and among LipimetiX Development, LLC, Capstone Therapeutics Corp., and the other members and managers party thereto, effective as of August 3, 2012.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.8	First Amendment and Consent to Assignment of Exclusive License Agreement by and among The UAB Research Foundation, LipimetiX, LLC and LipimetiX Development, LLC, dated as of August 3, 2012.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012

E-1

10.9	Management Agreement by and among LipimetiX Development, LLC, Benu BioPharma, Inc., Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D., effective as of August 3, 2012.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.10	Accounting Services Agreement by and among LipimetiX Development, LLC and Capstone Therapeutics Corp., effective as of August 3, 2012	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.11	Escrow Agreement by and among Capstone Therapeutics Corp., LipimetiX Development, LLC dated as of August 3, 2012	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.12	Exclusive License Agreement between the UAB Research Foundation and LipimetiX LLC dated August 26, 2011	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.13	Second Amendment to Exclusive License Agreement between the UAB Research Foundation and LipimetiX, LLC, last signed on January 26, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015
10.14	Capstone Therapeutics Corp. Joint Venture Bonus Plan (1)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 8, 2012
10.15	Accounting Services Agreement Amendment #1, dated August 23, 2013	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 12, 2013
10.16	Form of Incentive Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.17	Form of Director Non-Qualified Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.18	Form of Non-Qualified Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.19	2015 Equity Incentive Plan	Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on May 8, 2015
10.20	LipimetiX Development Certificate of Conversion from a Delaware Limited Liability Company to a Delaware Corporation Effective as of June 25, 2015	Exhibit 2.1 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.21	LipimetiX Development Plan of Conversion Effective as of June 25, 2015	Exhibit 2.2 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.22	Stockholders Agreement dated June 23, 2015 by and among LipimetiX Development, Inc. and Stockholders	Exhibit 10.31 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.23	Securities Purchase Agreement between Company and Lenders dated December 11, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.24	Convertible Promissory Note between the Company and Biotechnology Value Fund, L.P., dated December 11, 2015	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.25	Convertible Promissory Note between the Company and Biotechnology Value Fund II, L.P., dated December 11, 2015	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015

E-2

10.26	Convertible Promissory Note between the Company and Biotechnology Value Trading Fund OS, L.P., dated December 11, 2015	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.27	Convertible Promissory Note between the Company and Investment 10, LLC., dated December 11, 2015	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.28	Convertible Promissory Note between the Company and MSI BVF SPV, LLC., dated December 11, 2015	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.29	LipimetiX Development, Inc, Series B Preferred Stock and Warrant Purchase Agreement effective August 25, 2016	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.30	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit B – Form of Warrants	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.31	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit C – Form of Amended and Restated Certificate of Incorporation of LipimetiX Development, Inc.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.32	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit F – Form of Registration Rights Agreement	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.33	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit G – Form of Amended and Restated Stockholders Agreement among LipimetiX Development, Inc. and The Stockholders Named Herein	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
23.1	Consent of independent registered public accounting firm.		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended		X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350***		X
101	The following financial information from our Annual Report on Form 10-K/A for the fiscal year 2016, filed with the SEC on October 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the two years ended 2016 and 2015 (iii) the Consolidated Statements of Cash Flows for the two years ended December 31, 2016 and 2015 and (iv) Notes to Consolidated Financial Statements. ***		X

(1)	Management contract or compensatory plan or arrangement.

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

We have audited the accompanying consolidated balance sheets of Capstone Therapeutics Corp. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Therapeutics Corp. as of December 31, 2016 and 2015, and the results of their consolidated operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Denver, Colorado

October 30, 2017

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$698	$1,011
Other current assets	131	247
Total current assets	829	1,258

Patent license rights, net	353	509
Furniture and equipment, net	-	-
Total assets	$1,182	$1,767

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$249	$254
Other accrued liabilities	55	7
Total current liabilities	304	261

Convertible Promissary Notes Payable	1,000	1,000

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	20	20
150,000,000 shares authorized; 40,885,411 shares outstanding in 2016 and 2015
Additional paid-in capital	189,477	189,442
Accumulated deficit	(189,619)	(188,956)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(122)	506
Noncontrolling interest	-	-
Total equity	(122)	506
Total liabilities and equity	$1,182	$1,767

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

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(1,609)	$(2,771)
Non cash items:
Depreciation and amortization	179	157
Non-cash stock-based compensation	35	174

Change in other operating items:
Other current assets	93	308
Accounts payable	(5)	130
Other accrued liabilities	48	(151)
Cash flows used in operating activities	(1,259)	(2,153)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-

FINANCING ACTIVITIES
Convertible Promissory Notes Payable	-	1,000
LipimetiX Development, Inc., Series B-1 Preferred Stock sale,
net of issuance costs	946	-
Cash flows provided by financing activities	946	1,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(313)	(1,153)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,011	2,164
CASH AND CASH EQUIVALENTS, END OF PERIOD	$698	$1,011

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28-14 or continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note 11 to the Financial Statements included in this Annual Report on Form 10-K/A, the Company, on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,078,000, after paying off the Convertible Promissory Notes described in Note 10 and transaction costs. As discussed in Note 9 to the Financial Statements included in this Annual Report on Form 10-K/A, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock. The additional funds raised has alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its AEM-28-14 development goals and for the Company to continue its planned operations.

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

Our significant estimates include income taxes, contingencies, accounting for stock-based compensation, and accounting for the Australian refundable research and development tax credit.

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

Joint Venture Accounting. The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note 9 to the Financial Statements included in this Annual Report on Form 10-K/A, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A and B-1 preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31,2016, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. As described in Note 9 to the Financial Statements included in this Annual Report on Form 10-K/A, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Legal and Other Contingencies

The Company is subject to legal proceedings and claims, as well as potential inquires and action by the Securities and Exchange Commission, that arise in the course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty.

Legal costs related to contingencies are expensed as incurred and were not material in either 2016 or 2015.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted. If additional funds are not obtained to continue the development of AEM-28-14, it will impair our ability to reach our joint venture AEM-28-14 development goals and possibly to continue as a going concern. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note 11 to the Financial Statements included in this Annual Report on Form 10-K/A, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,078,000, after paying off the Convertible Promissory Notes described in Note 10 and transaction costs. As discussed in Note 9 to the Financial Statements included in this Annual Report on Form 10-K/A, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. The additional funds raised has alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its AEM-28-14 development goals and for the Company to continue its planned operations. If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding our joint venture investment and revolving loan balance.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. Should the Company begin to generate revenue, the Company does not anticipate any material impact on its operations and financial statements.

2.	INVESTMENTS

At December 31, 2016 and December 31, 2015, investments were classified as held-to-maturity securities. As of December 31, 2016 and 2015, all investments were in a Money Market Fund with maturities less than 90 days, and are included in cash and cash equivalents.

3.	FURNITURE AND EQUIPMENT

The components of furniture and equipment at December 31 are as follows (in thousands):

	December 31,
	2016	2015
Machinery and Equipment	$221	$221
Furniture and fixtures	$34	$34
Leasehold Improvements	$-	$-
	$255	$255
Less accumulated depreciation and amortization	$(255)	$(255)
Total	$-	$-

Depreciation and leasehold improvement amortization expenses for the years ended December 31, 2016 and 2015 were $0 and $0, respectively.

4.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2016	2015
Accruals and reserves	$1	$1
Valuation allowance	$(1)	$(1)
Total current	$-	$-
NOL, AMT and general business credit carryforwards	$56,600	$57,096
Other	$123	$262
Valuation allowance	$(56,723)	$(57,358)
Total non current	$-	$-
Total deferred income taxes	$-	$-

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

The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Provision (benefit) for income taxes
Current	$(56)	$(192)
Deferred	-	$-
Income tax provision (benefit)	$(56)	$(192)

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

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Income tax provision (benefit) at statutory rate	$(547)	$(942)
State income taxes	$(24)	$(85)
Other	$(120)	$531
Change in valuation allowance	$635	$304
Net provision (benefit)	$(56)	$(192)

5.	STOCKHOLDERS’ EQUITY

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

	2016	2015
Risk free interest rate	1.5%	1.6%
Volatility	100%	100%
Expected term	4.5 Years	4.4 Years
Dividend yield	0%	0%

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

In 2007, the Company entered into a lease for 17,000 square feet of space in a Tempe, Arizona office and research facility. The term of this lease was sixty months from March 1, 2008. In January of 2013, this lease was amended to extend the lease to February 28, 2015, with the rentable square feet of space reduced to 2,845 square feet and monthly rental payments of approximately $4,400 plus a proportionate share of building operating expenses and property taxes. This lease has been extended to February 28, 2020. Effective March 1, 2018 the rentable square feet of space is reduced to 1,379 square feet, with monthly rental payments of approximately $2,500 plus a proportionate share of building operating expenses and property taxes.

7.	Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note 9 in the financial statements included in this Annual Report on Form 10-K) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. For the tax year ended December 31,2015 Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$189,000, and at December 31, 2016 a AUD$78,000 refundable research and development tax credit has been recorded by Lipimetix Australia Pty Ltd. The refundable research and development tax credit for 2016 was received by the company in May 2017.

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

The Board of Directors of the Company approved a Tax Benefit Preservation Plan (“Benefit Plan”) dated April 18, 2017, between the Company and Computershare. The Benefit Plan and the exercise of rights to purchase Series A Preferred Stock, pursuant to the terms thereof, may delay, defer or prevent a change in control without the approval of the Board. In addition to the anti-takeover effects of the rights granted under the Benefit Plan, the issuance of preferred stock, generally, could have a dilutive effect on our stockholders.

Under the Benefit Plan, each outstanding share of our common stock has attached one preferred stock purchase right. Each share of our common stock subsequently issued prior to the expiration of the Benefit Plan will likewise have attached one right. Under specified circumstances involving an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “Code”), the right under the Benefit Plan that attaches to each share of our common stock will entitle the holder thereof to purchase 1/100 of a share of our Series A preferred stock for a purchase price of $5.00 (subject to adjustment), and to receive, upon exercise, shares of our common stock having a value equal to two times the exercise price of the right. The Benefit Plan expires December 31, 2020.

9.	JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now preferred stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%. On August 11, 2017, the currently $3,500,000 (3,500,000 shares) of preferred stock became convertible, at the Company’s option, into common stock, at the lower of the Series B-1 Preferred Stock Conversion Price, as may be adjusted for certain events, or the price of the next LipimetiX Development, Inc. financing, exceeding $1,000,000, independently set valuation and terms. On August 11, 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. As discussed below, the JV Series B-1 and B-2 Preferred Stock issuances, because of the participating and conversion features of the preferred stock, effectively changes the Company’s ownership in the JV to 62.2%. With the Series B-1 and B-2 Preferred Stock on an as converted basis, and the Company converting its Series A Preferred Stock to common stock, the Company’s ownership would change to 69.75%.

LipimetiX, LLC contributed all intellectual property rights for Apo E mimetic molecules it owned and assigned its Exclusive License Agreement between The University of Alabama at Birmingham Research Foundation (“UABRF”) and LipimetiX, LLC, for the UABRF intellectual property related to Apo E mimetic molecules AEM-28 and its analogs to the JV, in return for 400,000 voting common ownership units (now common stock) representing 40% ownership in JV at the date of contribution, and $378,000 in cash (for certain initial patent-related costs and legal expenses).

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed. New Management and Accounting Services Agreements were entered into effective June 1, 2016. The new monthly management fee is $80,000 and the new monthly accounting services fee is $10,000. During 2016 a management fee of $250,000 was earned and paid. At December 31, 2016 an additional management fee of $50,000 had been paid and is included in other current assets as a prepaid expense at December 31, 2016. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31, 2016, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. In August 2017, the due date of the revolving loan was extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances. At December 31, 2016, outstanding advances on the revolving loan agreement totaled $1,594,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $1,081,000 in 2016 and $8,472,000 for the period from August 3, 2012 (inception) to December 31, 2016, of which $137,000, after the previously described reduction in loses recognized of $946,000, and $6,860,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the consolidated statements of operations.

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

10.	CONVERTIBLE PROMISSORY NOTES

On December 11, 2015, we entered into a Securities Purchase Agreement with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV,), which provided $1,000,000 in funding for our operations in the form of Convertible Promissory Notes (“Notes”). The Notes bear interest at 5% and were due April 30, 2017, with the due date subsequently extended to July 14, 2017. Interest on the Notes is payable upon maturity and accrued interest of $53,000 at December 31, 2016 is included in other accrued liabilities. The Notes were secured by all intangible and tangible assets of the Company and convertible, either at the election of the Lenders or mandatory on certain future funding events, into either the Company’s Common or Preferred Stock. At December31, 2016 the Biotechnology Value Fund affiliated entities owned approximately 19% of our outstanding common stock. A portion of the funds were advanced to JV to initiate preclinical development activities for our lead commercial drug candidate, AEM-28-14. As described in Note 11 to these Financial Statements, the Convertible Promissory Notes and accrued interest thereon of $1,079,000 were paid off on July 14, 2017.

11.	SUBSEQUENT EVENTS – SALE OF COMMON STOCK and SECURED LOAN

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017, on July 14, 2017, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with BP Peptides, LLC (“Brookstone"). The net funds will be used to fund our operations, infuse new capital into our joint venture, LipimetiX Development, Inc. ("JV") (As described in Note 9 above, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000.), to continue its AEM-28-14 development activities, and pay off the Convertible Promissory Notes (as described in Note10 above) totaling $1,000,000, plus $79,000 in accrued interest.

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

