Form 10-Q
period 2017-09-30
Capstone Therapeutics Corp.
filed 2017-11-13
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

54,385,411 shares of common stock outstanding as of November 1, 2017

CAPSTONE THERAPEUTICS CORP.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32

EXHIBIT 101

Forward Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q should be read in conjunction with our Amended Annual Report on Form 10-K/A for the year ended December 31, 2016, and contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	failure of the Company, or its joint venture, LipimetiX Development, Inc., to obtain additional funds to continue operations;
•	Impact of the Company’s common stock not being listed on the OTCQB stock market;
•	the impact of the terms or conditions of agreements associated with funds obtained to fund operations;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies approval for product candidates or secure development agreements with pharmaceutical manufacturers;
•	the impact of using a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;
•	increased regulation by the FDA or comparable foreign agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof; and
•	failure to successfully implement our drug development strategy for AEM-28 and its analogs.

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,718	$698
Other current assets	84	131
Total current assets	1,802	829

Patent license rights, net	235	353
Total assets	$2,037	$1,182

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$157	$249
Other accrued liabilities	36	55
Total current liabilities	193	304
Long-term debt
Convertible Promissory Notes Payable	-	1,000
Secured Debt, net of unamortized issuance costs	2,159	-
Total long-term debt	2,159	1,000
Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock$.0005 par value; 150,000,000 shares authorized; 54,385,411 and 40,885,411 shares outstanding September 30, 2017 and December 31, 2016, respectively	27	20
Additional paid-in capital	190,468	189,477
Accumulated deficit	(190,810)	(189,619)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(315)	(122)
Noncontrolling interest	-	-
Total equity	(315)	(122)
Total liabilities and equity	$2,037	$1,182

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative	$159	$55	$374	$437
Research and development	386	446	765	823
Total operating expenses	545	501	1,139	1,260

Interest and other expense, net	61	20	70	56
Loss from operations before taxes	606	521	1,209	1,316
Income tax benefit	(8)	(34)	(18)	(60)
NET LOSS	598	487	1,191	1,256
Less: Net Loss attributable to the noncontrolling interest	-	(946)	-	(946)
Net Loss attributable to Capstone
Therapeutics Corp. stockholders	$598	$(459)	$1,191	$310
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutic Corp. stockholders	$0.01	$(0.01)	$0.03	$0.01
Basic and diluted shares outstanding	52,331	40,885	44,743	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED Statements of CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(1,191)	$(1,256)
Non cash items:
Amortization	144	134
Non-cash stock-based compensation	-	32
Change in other operating items:
Other current assets	25	152
Accounts payable	(92)	71
Other accrued liabilities	(19)	37
Cash flows used in operating activities	(1,133)	(830)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-
FINANCING ACTIVITIES
Sale of Commmon Stock	1,013	-
LipimetiX Development, Inc. Series B-1 Preferred Stock, net of issuance costs of $66	-	946
Pay-off of Convertible Promissory Notes	(1,000)	-
Issuance of Secured Debt, net of issuance costs of $287	2,140	-
Cash flows provided by financing activities	2,153	946

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,020	116
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	698	1,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,718	$1,127

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28-14 or continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction, or conducting a private or public offering of debt or equity securities for capital. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note E to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company, on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note C and transaction costs. As discussed in Note B to the Financial Statements included in this Quarterly Report on Form 10-Q, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock. The additional funds raised has alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its AEM-28-14 development goals and for the Company to continue its planned operations.

These financial statements have been prepared on a going concern basis and do not include any adjustments that might result the future success or lack thereof, of fundraising activities.

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The financial statements include the consolidated results of Capstone Therapeutics Corp. and our 64% (With the Series B-1 and B-2 Preferred Stock on an as converted basis, and the Company converting its Series A Preferred Stock to common stock, the Company’s ownership would change to 69.75%.) owned subsidiary, LipimetiX Development, Inc. Intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2016.

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

Legal and Other Contingencies

The Company is subject to legal proceedings and claims, as well as potential inquires and action by the Securities and Exchange Commission, that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies.

Joint Venture Accounting

The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note B to the Financial Statements included in this Quarterly Report on Form 10-Q, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A, B-1, and B-2 preferred ownership interests. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of September 30,2017, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture and has advanced the joint venture funds for operations in the amount of $1,620,000, which includes accrued interest of $20,000, at September 30, 2017and as described in Note B to the Financial Statements included in this Quarterly Report on Form 10-Q, the due date of the revolving loan and related accrued interest has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of the unpaid loan and accrued interest balance.

Cash and Cash Equivalents

At September 30, 2017, cash and cash equivalents included money market accounts.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update will be effective for an annual period ending after December 15, 2016, with early application permitted. If additional funds are not obtained to continue the development of AEM-28-14, it will impair our ability to reach our joint venture AEM-28-14 development goals and possibly to continue as a going concern. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note E to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note C and transaction costs. As discussed in Note B to the Financial Statements included in this Quarterly Report on Form 10-Q, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. The additional funds raised has alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its AEM-28-14 development goals and for the Company to continue its planned operations. If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding our joint venture investment and revolving loan balance.

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

Note B. JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now Series A Preferred Stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%. On August 11, 2017, the currently $3,500,000 (3,500,000 shares) of Series A preferred stock became convertible, at the Company’s option, into common stock, at the lower of the Series B-1 Preferred Stock Conversion Price, as may be adjusted for certain events, or the price of the next LipimetiX Development, Inc. financing, exceeding $1,000,000, independently set valuation and terms. On August 11, 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. As discussed below, the JV Series B-1 and B-2 Preferred Stock issuances, because of the participating and conversion features of the preferred stock, effectively changes the Company’s ownership in the JV to 62.2%. With the Series B-1 and B-2 Preferred Stock on an as converted basis, and the Company converting its Series A Preferred Stock to common stock, the Company’s ownership would change to 69.75%.

LipimetiX, LLC contributed all intellectual property rights for Apo E mimetic molecules it owned and assigned its Exclusive License Agreement between The University of Alabama at Birmingham Research Foundation (“UABRF”) and LipimetiX, LLC, for the UABRF intellectual property related to Apo E mimetic molecules AEM-28 and its analogs to the JV, in return for 400,000 voting common ownership units (now common stock), representing a 40% ownership interest in the JV at formation, and $378,000 in cash (for certain initial patent-related costs and legal expenses).

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed. New Management and Accounting Services Agreements were entered into effective June 1, 2016. The new monthly management fee is $80,000 and the new monthly accounting services fee is $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000, of which $250,000 was charged to expense in 2016 and $50,000 was included in other current assets at December 31, 2016 and charged to expense in the first quarter of 2017, and Accounting Fees totaling $60,000, charged to expense in 2016, were paid in 2016. In August 2017 the Accounting Services Agreement monthly fee was increased to $20,000 and will thereafter be accrued but not payable, until certain levels of joint venture funding are obtained from non-affiliated parties. At September 30, 2017, accounting fees of $40,000 were earned but unpaid. In August 2017, a Management Fee of $300,000 was approved by the joint venture’s Board of Directors with $150,000 paid and charged to expense in the third quarter of 2017 and $150,000 payable in 2018.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of September 30, 2017, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture, with the loan due December 31, 2016. In August 2017, the due date of the revolving loan was extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Subsequent to June 30, 2017, interest due on the revolving loan will be accrued and payable only upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of the unpaid loan and accrued interest balance. At September 30, 2017, the revolving loan agreement balance, including accrued interest subsequent to June 30, 2017 of $20,000, was $1,620,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $843,000 in 2017 and $9,315,000 for the period from August 3, 2012 (inception) to September 30, 2017, of which $843,000, and $7,702,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture, and depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through September 30, 2017, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28-14, would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at September 30, 2017 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

Note C. CONVERTIBLE PROMISSORY NOTES PAYABLE

On December 11, 2015, we entered into a Securities Purchase Agreement with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV,), which provided $1,000,000 in funding for our operations in the form of Convertible Promissory Notes (“Notes”). The Notes bear interest at 5% and were due April 30, 2017, with the due date subsequently extended to July 14, 2017. The Notes were secured by all intangible and tangible assets of the Company and convertible, either at the election of the Lenders or mandatory on certain future funding events, into either the Company’s Common or Preferred Stock. A portion of the funds were advanced to JV to initiate preclinical development activities for our lead commercial drug candidate, AEM-28-14. As described in Note E to this Quarterly Report on Form 10-Q, the Convertible Promissory Notes and accrued interest thereon of $79,000 were paid off on July 14, 2017. Prior to the July 14, 2017 transaction, the Biotechnology Value Fund affiliated entities owned approximately 19% of our outstanding common stock.

Note D. Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note B) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the year ended December 31, 2016 a AUD$84,000 refundable research and development tax credit was received by Lipimetix Australia Pty Ltd. For the nine months ended September 30, 2017, an additional AUD$18,000 refundable research and development tax credit has been recorded by LipimetiX Australia Pty Ltd.

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

Pursuant to the Agreement, Brookstone funded an aggregate of $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes and transaction costs, of which $1,102,500 was for the purchase of 13,500,000 newly issued shares of our Common Stock, and $2,427,500 was in the form of a secured loan, due October 15, 2020. On July 14, 2017 Brookstone also purchased 5,041,197 shares of the Company’s Common Stock directly from Biotechnology Value Fund affiliated entities, resulting in ownership of 18,541,197 shares of the Company’s Common Stock, representing approximately 34.1% of outstanding shares of the Company’s Common Stock at September 30, 2017.Transaction costs of $287,000 have been deferred and will be written off over the life of the secured loan, thirty-nine months from July 14, 2017 to October 20, 2017, on the straight line basis. At September 30, 2017 transaction costs of $19,000 have been amortized and included in the Condensed Consolidated Statements of Operations in Interest and Other Expenses and at September 30, 2017, unamortized transaction costs of $268,000 have been netted against the outstanding Secured Debt balance on the Condensed Consolidated Balance Sheets.

The secured loan bears interest at 6% per annum, with interest payable quarterly, and is secured by a security interest in all of our assets. As part of the Agreement, the Company and Brookstone entered into a Registration Rights Agreement granting Brookstone certain demand and piggyback registration rights. A provision in the Agreement entered into with Brookstone also requires the Company to nominate two candidates for a director position that have been recommended by Brookstone as long as Brookstone beneficially owns over 20% of the Company’s outstanding common stock and to nominate one candidate for a director position that has been recommended by Brookstone as long as Brookstone beneficially owns over 5% but less than 20% of the Company’s outstanding common stock.

On April 18, 2017, the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”) entered into Tax Benefit Preservation Plan Agreement (the “Plan”), dated as of April 18, 2017, between the Company and the Rights Agent, as described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2017.  The Plan is intended to act as a deterrent to any person (together with all affiliates and associates of such person) acquiring “beneficial ownership” (as defined in the Plan) of 4.90% or more of the outstanding shares of Common Stock without the approval of the Board (an “Acquiring Person”), in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards.  The Board, in accordance with the Plan, granted an Exemption to Brookstone with respect to the share acquisition described above, and Brookstone’s acquisition of 5,041,197 shares of the Company’s Common Stock from Biotechnology Value Fund affiliated entities, making Brookstone an Exempt Person in respect of such transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and nine month periods ended September 30, 2017 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2016.

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

Critical Accounting Policies

Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Amended Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on October 30, 2017, for the year ended December 31, 2016 are those that depend most heavily on these judgments and estimates. As of September 30, 2017, there have been no material changes to any of the critical accounting policies contained in our Amended Annual Report for the year ended December 31, 2016.

Results of Operations Comparing Three-Month Period Ended September 30, 2017 to the Corresponding Period in 2016.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $159,000 in the third quarter of 2017 compared to $55,000 in the third quarter of 2016. Administration expenses increased primarily due to our purchase of Directors’ and Officers’ insurance, costs and fees related to our independent public accountant audit services, and temporary salary increases.

Research and Development Expenses: Research and development expenses were $386,000 in the third quarter of 2017 compared to $446,000 in the third quarter of 2016. Our development activities of AEM-28-14 will continue to be limited, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the third quarter of 2017 of $.6 million compared to a net income of $.5 million in the third quarter of 2016. Net losses were comparable between periods prior to the $946,000 reduction in losses recorded (allocated to noncontrolling interests) due to the JV Series B-1 Preferred Stock and Warrant offering in August 2016. The increase in Net Loss is primarily due to our purchase of Directors’ and Officers’ insurance, costs and fees related to our independent public accountant audit services, and temporary salary increases. Our operations and the development activities of AEM-28-14 will continue to be limited, as we attempt to obtain additional funding.

Results of Operations Comparing Nine-Month Period Ended September 30, 2017 to the Corresponding Period in 2016.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $374,000 in the first nine months of 2017 compared to $437,000 in the first nine months of 2016. Administration expenses decreased primarily due to a 50% reduction in salaries and consulting fee rates taken by all staff and consultants in March 2016 and reductions from our cost cutting efforts, now partially offset by our purchase of Directors’ and Officers’ insurance, costs and fees related to our independent public accountant audit services, and temporary salary increases.

Research and Development Expenses: Research and development expenses were $765,000 for the first nine months of 2017 compared to $823,000 for the first nine months of 2016. Our development activities of AEM-28-14 will continue to be limited, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the first nine months of 2017 of $1.2 million compared to a net loss of $.3 million in the first nine months of 2016. Net losses were comparable between periods prior to the $946,000 reduction in losses recorded (allocated to noncontrolling interests) due to the JV Series B-1 Preferred Stock and Warrant offering in August 2016. Our operations and the development activities of AEM-28-14 will continue to be limited, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We have invested $7.0 million and through September 30, 2016 we have loaned an additional $1,620,000 to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. As described in Note E to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note C and transaction costs. At September 30, 2017, we had cash and cash equivalents of $1,718,000, of which $796,000 is held by our JV.

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

As discussed in Note E to the Financial Statement included in this Quarterly Report on Form 10-Q, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC, an entity that currently own approximately 34.1% of the Company’s common stock.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial and accounting officer, has concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this Form 10-Q (the March 31, 2017 and June 30, 2017 Form 10-Qs, which were not reviewed by an independent accountant at the time of filing, included an error related to the classification of the $1,000,000 Convertible Promissory Notes payable. The Convertible Promissory Notes payable were presented in the March 31, 2017 financial statements as long-term when in fact they were current and were presented in the June 30, 2017 financial statements as current when in fact they were long-term ) in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CAPSTONE THERAPEUTICS CORP.

(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Chairman and Chief Executive Officer (Principal Executive Officer)	November 13, 2017
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2017

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2017

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2017, filed with the SEC on November 13, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished herewith

X