Form 10-K
period 2017-12-31
Capstone Therapeutics Corp.
filed 2018-02-28
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCQB on June 30, 2017 was approximately $1, 214,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:   None

The number of outstanding shares of the registrant’s common stock on January 31, 2018, was 54,385,411.

2

CAPSTONE THERAPEUTICS CORP.

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2017

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial AEM-28 development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Concurrent with the clinical development activities of AEM-28, the JV has performed pre-clinical studies that have identified analogs of AEM-28 and a new formulation, that have the potential of increased efficacy, higher human dose toleration and an extended composition of matter patent life (application filed with the U.S. Patent and Trademark Office in 2014). The JV’s current intent is to prioritize the development of an analog of AEM-28.

The JV and the Company are exploring fundraising, partnering or licensing, to obtain additional funding to continue development activities , and operations.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities. The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.

The Company, funding permitting, intends to continue limiting its internal operations to a virtual operating model while monitoring and participating in the management of JV’s development activities.

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. Apolipoprotein E (Apo E) is in a class of protein that occurs throughout the body. Apo E is essential for the normal metabolism of cholesterol and triglycerides. After a meal, the postprandial (or post-meal) lipid load is packaged in lipoproteins and secreted into the blood stream. Apo E targets cholesterol and triglyceride rich lipoproteins to specific receptors in the liver, decreasing the levels in the blood. Elevated plasma cholesterol and triglycerides are independent risk factors for atherosclerosis, the buildup of cholesterol rich lesions and plaques in the arteries. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 analogs are also 28 amino acid mimetics of Apo E (with an aminohexanoic acid group and a phospholipid), and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28 and its analogs. Atherosclerosis is the major cause of cardiovascular disease, peripheral artery disease and cerebral artery disease, and can cause heart attack, loss of limbs and stroke. Defective lipid metabolism also plays an important role in the development of adult onset diabetes mellitus (Type 2 diabetes), and diabetics are particularly vulnerable to atherosclerosis, heart and peripheral artery diseases. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of Apo E mimetic peptides, including AEM-28 and its analogs.

Company History

Prior to November 26, 2003, we developed, manufactured and marketed proprietary, technologically- advanced orthopedic products designed to promote the healing of musculoskeletal bone and tissue, with particular emphasis on fracture healing and spine repair. Our product lines, which included bone growth stimulation and fracture fixation devices, are referred to as our “Bone Device Business.” In November 2003, we sold our Bone Device Business.

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

On August 3, 2012, we entered into a joint venture to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

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

Competition

The biopharmaceutical industry is characterized by intense competition and confidentiality. Cholesterol reduction therapy is one of the largest drug markets served by numerous approved medications and with numerous potential therapies in various stages of clinical development. Well known cardiovascular drug classes include the statins and PCSK9s. Our drug candidates, if approved, would not compete directly for the same patient population as statins and PCSK9s. In the orphan indication of HoFH, two drugs received FDA approval in 2013: Juxtapid from Aegerion and Kynamro from Sanofi/Genzyme. Juxtapid is currently being marketed and sold; Kynamro has been withdrawn from market. We may not be aware of the other biotechnology, pharmaceutical companies or public institutions that are developing pharmaceuticals or devices that may compete with our potential products. We also may not be aware of all the other competing products our known competitors are pursuing. In addition, these biotechnology companies and public institutions compete with us in recruiting for research personnel and subjects, which may affect our ability to complete our research studies. For additional discussion regarding the risks associated with our competition, see the risk factor “If our JV’s product candidates do not gain market acceptance or our competitors develop and market products that are more effective than our JV’s product candidates, our commercial opportunities will be reduced or eliminated” in the “Risk Factors” section in this Annual Report on Form 10K.

Marketing and Sales

AEM-28 or its analogs are not currently available for sale and we do not expect it to be available for sale for some time into the future, if ever. Thus, neither we nor our JV currently have any marketing or sales staff. External consultants and members of our staff provide some technical marketing support relating to the development of, and market need for, new potential products and additional therapeutic applications of products already under research.

Research and Development

At December 31, 2017, we utilize consultants to perform all administrative, regulatory or research tasks. We have entered into consulting agreements with former employees in an effort to retain their availability to render services if and when needed.

Our research and development for 2017 and 2016 consisted primarily of work with or through our joint venture.

Through our joint venture, LipimetiX Development, Inc. (“JV”), we incurred expenses of $1.2 million and $1.0 million ($.1 million when net of $946,000 allocated to Series B-1 Preferred Stock owners, as described in Notes 1 and 8 included in the Financial Statements in this Annual Report on Form 10-K) relating to AEM-28 or its analogs research efforts in 2017 and 2016, respectively. The JV has a development plan to pursue regulatory approval of AEM-28 or its analogs, as treatment for Homozygous Familial Hypercholesterolemia, other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial AEM-28 development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting cholesterol and lipid reduction.

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

Concurrent with the development activities with AEM-28, the JV performed limited pre-clinical studies that have identified analogs of AEM-28, and a new formulation, that have the potential of greater efficacy, higher human dose toleration and an extended composition of matter patent life (application filed in 2014).

Manufacturing

Currently, third parties certified under Good Manufacturing Practices manufacture AEM-28 and its analogs for the JV in limited amounts for our clinical and pre-clinical studies. We use a primary manufacturer for the peptides used in our human clinical trials, but secondary manufacturers are available as needed. AEM-28 and its analogs chemistry, manufacturing and control plan is currently based on an infusion formulation.

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

Employees

As of December 31, 2017, we utilized consultants to perform all administrative, regulatory or research tasks. We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed. As a research and development business, we believe that the success of our business will depend in part on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants. We face competition from private companies and public institutions for qualified research personnel. None of our employees were represented by a union and we considered our relationship with our employees to be good.

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

Safe Harbor

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Annual Report on Form 10-K contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	failure of the Company, or its joint venture, LipimetiX Development, Inc., to obtain additional funds to continue operations;
•	the impact of the terms or conditions of agreements associated with funds obtained to fund operations;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies approval for product candidates or secure development agreements with pharmaceutical manufacturers;
•	the impact of using a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;

•	increased regulation by the FDA or comparable foreign agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	failure to successfully implement our drug development strategy for AEM-28 and its analogs;
•	failure of the Company’s common stock to continue to be listed on the OTCQB stock market; and
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof.

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

Risks Related to Our Business and Industry

Our Annual Reports for the years ending December 31, 2016 and 2015 on Form 10-K were originally filed with the SEC without an opinion of an independent public accountant, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Markets.

Our current level of funds available for operation led to additional cost cutting, which included the decision to not engage an independent public accountant to audit and express an opinion on our December 31, 2016 or 2015 financial statements included in the Annual Report on Form 10-K filed with the SEC on March 15, 2017, as required by current SEC rules and regulations, and as required to be listed on the OTCQB Market. Although we filed an Amended Annual Report on Form 10-K/A with the SEC on October 30, 2017, which included the opinion of an independent registered public account on the December 31, 2016 and 2015 financial statements, we cannot currently predict the response to this action by the SEC or the OTCQB Market, nor the effects of their action on the continued financial viability of the Company or the trading of its common stock.

In addition, we noted the previously issued June 30, 2017 and March 31, 2017 Form 10-Qs, which were not reviewed by an independent public accountant as of time of filing, included an error related to the classification of the convertible promissory notes payable of $1,000,000 that were presented at March 31, 2017as long-term when they were in fact current and at June 30, 2017 as current when in fact they were long-term. The Company does not intend to amend these previously issued Form 10-Qs for our June 30, 2017 and March 31, 2017 financial statements. At December 31, 2016 the convertible promissory notes payable were presented as long-term as they were in fact long-term at that date.

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

If we experience delays in our JV’s clinical trials, we will incur additional costs and our opportunities to monetize product candidates will be deferred. Delays could occur for many reasons, including the following:

•	the FDA or other health regulatory authorities, or institutional review boards, do not approve a clinical study protocol or place a clinical study on hold;

•	suitable patients do not enroll in a clinical study in sufficient numbers or at the expected rate, or data is adversely affected by trial conduct or patient drop out;

•	patients experience serious adverse events, including adverse side effects of our JV’s product candidates;

•	patients in the placebo or untreated control group exhibit greater than expected improvements or fewer than expected adverse events;

•	third-party clinical investigators do not perform the clinical studies on the anticipated schedule or consistent with the clinical study protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	service providers, collaborators or co-sponsors do not adequately perform their obligations in relation to the clinical study or cause the study to be delayed or terminated;

•	we experience difficulties in obtaining sufficient quantities of the particular product candidate or any other components needed for pre-clinical testing or clinical trials;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical studies;

•	the interim results of the clinical study are inconclusive or negative;

•	the clinical study, although approved and completed, generates data that is not considered by the FDA or others to be sufficient to demonstrate safety and efficacy;

•	changes in governmental regulations or administrative actions affect the conduct of the clinical trial or the interpretation of its result;

•	there is a change in the focus of our JV’s development efforts or a re-evaluation of its clinical development strategy; and

•	we lack sufficient funds to pay for development costs.

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

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. Several biotechnology and pharmaceutical companies, as well as academic laboratories, universities and other research institutions, are involved in research and/or product development for indications targeted for use by AEM-28 or its analogs. Most of our competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have.

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

If we cannot protect our joint venture’s AEM-28 and its analogs and other patents, or our JV’s intellectual property generally, our JV’s ability to develop and commercialize its future products will be severely limited.

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

As a small company our success depends on the continuing contributions of our management team and scientific consultants, and maintaining relationships with the network of medical and academic centers in the United States and centers that conduct our clinical trials. We utilize consultants to perform a variety of administrative, regulatory or research tasks. We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

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

The trading price for our common stock, which is traded in the over-the-counter market, has varied significantly in the past (from a high of $9.32 to a low of $0.04 during the period of January 1, 2004 through December 31, 2017) and may vary in the future due to a number of factors, including:

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

Our common stock is thinly-traded, in part because over-the-counter trading volumes are generally significantly lower than those on stock exchanges. The trading volume for our common stock can vary widely from day to day. Because of the low trading volume, a relatively small amount of trading may greatly affect the trading price, the trading price may be subject to amplified decreases upon the occurrence of events affecting our business, and investors should not consider an investment in our common stock to be liquid. In addition, the broader stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and these broad market fluctuations may be even more pronounced for our thinly-traded stock.

Future share issuances may have dilutive and other material effects on our stockholders.

We are authorized to issue 150,000,000 shares of common stock. As of December 31, 2017, there were 54,385,411 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights. As of December 31, 2017, we had options outstanding to purchase approximately 3,516,706 shares of our common stock, the exercise price of which ranges between $0.05 per share to $1.35 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent additional options are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution. At December 31, 2017, no shares remain available to grant under the 2015 Equity Incentive Plan.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10 to the Financial Statements included in this Annual report on Form 10-K), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $.075. On the date of the Amendment, January 30, 2018, 984,301 shares became fully vested and exercisable.

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

On August 3, 2012, we entered into a joint venture with LipimetiX, LLC (now LipimetiX Development, Inc.) to develop the Apo E mimetic peptide AEM-28 and its analogs and we contributed $6 million to the joint venture and at December 31, 2017 we have loaned an additional $1,640,000 includes accrued interest of $40,000) to the joint venture. In August 2017, the Company invested an additional $1,000,000 through the purchase of 93,458 shares of series B-2 Preferred Stock of LipimetiX Development, Inc. Our cash investment in and loan to the joint venture represents a substantial proportion of our available cash.

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

Our joint venture is unable to continue additional development of AEM or its analogs without additional funding support and the Company does not have sufficient funds to continue either its operations or development funding, which may impair the ability of the joint venture or the Company to continue on a going concern basis.

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

	2017		2016
	High	Low	High	Low
1st Quarter	$0.11	$0.05	$0.13	$0.07
2nd Quarter	$0.07	$0.05	$0.10	$0.06
3rd Quarter	$0.09	$0.05	$0.08	$0.04
4th Quarter	$0.07	$0.04	$0.09	$0.04

As of February 15, 2018, 54,385,411 shares of our common stock were outstanding and held by approximately 711 stockholders of record.

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

Pursuant to the Agreement, Brookstone funded an aggregate of $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes and transaction costs, of which $1,102,500 was for the purchase of 13,500,000 newly issued shares of our Common Stock, and $2,427,500 was in the form of a secured loan, due October 15, 2020. As part of the Agreement, the Company and Brookstone entered into a Registration Rights Agreement granting Brookstone certain demand and piggyback registration rights for Common Stock owned by Brookstone.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10 to the Financial Statements included in this Annual Report on Form 10-K), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $.075. On the date of the Amendment, January 29, 2018, 984,301 shares became fully vested and exercisable.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC (now LipimetiX Development, Inc.), (see Note 8 in Notes to Financial Statements included in this Annual Report on Form 10-K for more information) to develop Apo E mimetic peptide molecule AEM-28 and analogs.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia, other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial AEM-28 development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Concurrent with the clinical development activities of AEM-28, the JV has performed pre-clinical studies that have identified analogs of AEM-28, and a new formulation, that have the potential of increased efficacy, higher human dose toleration and an extended composition of matter patent life (application filed with the U.S. Patent and Trademark Office in 2014).

The JV and the Company are exploring fundraising, partnering or licensing, to obtain additional funding to continue development activities and operations.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities. The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.

The Company, funding permitting, intends to continue limiting its internal operations to a virtual operating model while monitoring and participating in the management of JV’s development activities.

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. Apolipoprotein E (Apo E) is in a class of protein that occurs throughout the body. Apo E is essential for the normal metabolism of cholesterol and triglycerides. After a meal, the postprandial (or post-meal) lipid load is packaged in lipoproteins and secreted into the blood stream. Apo E targets cholesterol and triglyceride rich lipoproteins to specific receptors in the liver, decreasing the levels in the blood. Elevated plasma cholesterol and triglycerides are independent risk factors for atherosclerosis, the buildup of cholesterol rich lesions and plaques in the arteries. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 analogs are also 28 amino acid mimetics of Apo E (with an aminohexanoic acid group and a phospholipid), and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28 and its analogs. Atherosclerosis is the major cause of cardiovascular disease, peripheral artery disease and cerebral artery disease, and can cause heart attack, loss of limbs and stroke. Defective lipid metabolism also plays an important role in the development of adult onset diabetes mellitus (Type 2 diabetes), and diabetics are particularly vulnerable to atherosclerosis, heart and peripheral artery diseases. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of Apo E mimetic peptides, including AEM-28 and its analogs.

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

Income Taxes: Accounting Standards Codification Topic 740 “Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset. We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance for all of our deferred tax assets of approximately $38 million at December 31, 2017.

In March 2014, LipimetiX Development, LLC, now LipimetiX Development, Inc., (see Note 8 in the Financial Statements included in this Annual Report on Form 10-K for more information) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax period ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000. For the tax periods ended December 31, 2014, 2015 and 2016 refundable research and development tax credits of AUD$301,000, AUD$188,000 and AUD$84,000, respectively, were received by LipimetiX Australia Pty Ltd. At December 31, 2017, a refundable research and development tax credit of AUD$42,000 has been accrued, as it is more likely than not, that the recorded refundable research and development tax credit at December 31, 2017 will be approved and received.

Patents: Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012. Their cost is amortized on a straight-line basis over the key patent life of eighty months. At December 31, 2017, accumulated amortization totaled $849,000. If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded. Future utility of the patent license rights is dependent upon the Company’s ability to raise additional funding to continue development of AEM-28-14 or to complete a sale, licensing or other transactions.

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

Losses previously allocated to the noncontrolling common stock interests represent an additional potential loss for the Company, as the noncontrolling common stock interests are not obligated to contribute assets to the joint venture and depending on the ultimate outcome of the joint venture, the Company could potentially absorb additional losses associated with the joint venture. At December 31, 2017, losses totaling $667,000 have been allocated to the noncontrolling common stock interests. The Company records a contingent loss when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to this loss contingency.

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

Joint Venture Accounting: The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A and B-1 preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31,2017, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. As described in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update was effective for an annual period ending after December 15, 2016, with early application permitted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. Should the Company begin to generate revenue, the Company does not anticipate any material impact on its operations and financial statements.

Results of Operations Comparing Year Ended December 31, 2017 and 2016.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $641,000 in 2017 compared to $543,000 in 2016. Administration expenses increased primarily due to audit fees paid in 2017 to our independent registered public accountant for the audits of our 2016 and 2015 financial statements.

Research and Development Expenses: Research and development expenses were $1,039,000 for 2017 compared to $1,041,000 for 2016. Our research and development expenses in 2017 and 2016 included the operating expenses of LipimetiX Development, Inc., which totaled (net of intercompany transactions) $1,039,000 for 2017, and $1,021,000 for 2016. Our research and development expenses reflect spending of funds from the JV Series B-1 Preferred Stock and Warrant offering in August 2016 and the Company’s purchase of JV Series B-2 Preferred Stock, as described in Notes 8 and 10 to the Financial Statements included in this Annual Report on Form 10-K. Our future development activities will be limited, as we attempt to obtain additional funding.

Interest and Other Expenses (Income), Net: Interest and Other Expenses (Income), Net, increased from $81,000 net expense in 2016 to $111,000 net expense in 2017 due to interest accrued on the Convertible Promissory Notes Payable and Secured Debt, as described in Notes 9 and 10 to the Financial Statements included in this Annual Report on Form 10-K.

Income Tax Benefit: Income tax benefit in 2017 and 2016 consisted of a refundable Australian research and development tax credit, as described in Notes 3 and 6 to the Financial Statements included in this Annual Report on Form 10-K, related to our joint ventures’ Australian activities.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in 2017 of $1.8 million, compared to a net loss of $.7 million (net of $.9 million allocated to the Series B-1 Preferred Stock ownership interest) in 2016. Net loss includes operations of LipimetiX Development, Inc. Our expenses reflect spending by the JV of funds from the JV Series B-1 Preferred Stock and Warrant offering in August 2016 and the Company’s purchase of JV Series B-2 Preferred Stock, as described in Notes 8 and 10 to the Financial Statements included in this Annual Report on Form 10-K. Our future development activities of AEM-28 and its analogs, including AEM-28-14, will be limited as we attempt to obtain additional funding.

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

Interest and Other Expenses (Income), Net: Interest and Other Expenses (Income), Net, increased from $24,000 in 2015 to $81,000 in 2016 due to interest accrued on the Convertible Promissory Notes Payable, as described in Note 9 to the financial statements included in this Annual Report on Form 10-K.

Income Tax Benefit: Income tax benefit in 2016 and 2015 consisted of a refundable Australian research and development tax credit, as described in Notes 3 and 6 to the financial statements included in this Annual Report on Form 10-K, related to our joint ventures’ Australian activities.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in 2016 of $.7 million (net of $.9 million allocated to the Series B-1 Preferred Stock ownership interest), compared to a net loss of $2.8 million in 2015. Net loss includes operations of LipimetiX Development, Inc. Our future development activities of AEM-28 and its analogs will be limited, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through December 31, 2017 we have loaned an additional $1.6 million to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. As described in Note 10 to the Financial Statements included in this Annual Report on Form 10-K, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note 9 and transaction costs of $287,000. At December 31, 2017, we had cash and cash equivalents of $1,275,000, of which $623,000 is held by our JV.

We intend to continue limiting our internal operations to a virtual operating model in 2018; however, without additional funding, we will also limit the development activities of AEM-28 and its analogs. Lack of additional funding for development activities of AEM-28 and its analogs could would impair our ability to continue our current operations as planned.

Funding permitting, our planned operations in 2018 consist of continuing monitoring and participating in the management of the JV’s development activities.

Our future research and development and other expenses will vary significantly from prior periods and depend on the Company’s decisions on future JV operations and obtaining additional funding.

We will require additional funds if we choose to extend the development of AEM-28 and its analogs. We cannot currently predict the amount of funds that will be required if we choose to extend the development activities of AEM-28 and its analogs and to continue operations. In any event, to complete the clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies’ approval for product candidates would require us to obtain additional capital. New sources of funds, including raising capital through the sales of our debt or equity securities, joint venture or other forms of joint development arrangements, sales of development rights, or licensing agreements, may not be available or may only be available on terms that would have a material adverse impact on our existing stockholders’ interests.

As discussed in Note 10 to the Financial Statement included in this Annual Report on Form 10-K, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC, an entity that at December 31, 2017 owns approximately 34.1% of the Company’s common stock. Interest on the secured loan, at a rate of 6% per annum, is payable on the maturity date of the secured loan.

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

Consolidated balance sheets as of December 31, 2017 and December 31, 2016 consolidated statements of operations, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2017, together with the related notes are set forth on the “F” pages of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Capstone Therapeutics Corp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 1992 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Subsequent to filing previously issued Form 10-Qs including our June 30, 2017 and March 31, 2017 financial statements, management discovered an error related to the classification of the convertible promissory notes payable that were presented as long-term at March 31, 2017 when in fact they were current and presented as current at June 30, 2017, when in fact they were long-term. This error was not detected timely by management and therefore was considered to be indicative of a material weakness in our internal control over financial reporting at September 30, 2017.  In the 4th quarter of 2017, the Company implemented additional internal controls related to financial statement review to remediate the material weakness in internal controls noted at September 30, 2017.

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

Management’s Report on Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

INFORMATION CONCERNING DIRECTORS

On April 28, 2014, the Board of Directors increased the number of directors to four and Eric W. Fangmann was elected to fill the fourth Board seat at the Company’s Annual Meeting held on June 12, 2014. On March 15, 2016, Mr. Fangmann resigned from the Board of Directors. On March 18, 2016, the Board of Directors decreased the number of Directors to three. As discussed in Note 10 to the Financial Statements included in this Annual Report on Form 10-K, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC (“Brookstone”), an entity that, effective July 14, 2017, owned approximately 34.1% of the Company’s outstanding common stock. On July 14, 2017, the Company’s Board of Directors (“Board”) voted to expand the size of the Board from three to five members.  On July 14, 2017, Mr. Matthew E. Lipman was appointed by the Board to fill the vacancy in Class II of the Board and Mr. Michael M. Toporek was appointed by the Board to fill the vacancy in Class III of the Board. The Board has determined that Mr. Matthew E. Lipman will serve on the Audit Committee of the Board and Mr. Michael M. Toporek will serve on the Compensation Committee of the Board. Mr. Matthew E. Lipman and Mr. Michael M. Toporek were introduced and recommended to the Board as nominees for director by Brookstone. A provision in the Agreement entered into with Brookstone requires the Company to nominate two candidates for a director position that have been recommended by Brookstone as long as Brookstone beneficially owns over 20% of the Company’s outstanding common stock and to nominate one candidate for a director position that has been recommended by Brookstone as long as Brookstone beneficially owns over 5% but less than 20% of the Company’s outstanding common stock.

John M. Holliman, III (3)

John M. Holliman III, 64, has served as Executive Chairman and Principal Executive Officer of the Company since April 2006 and has served as a director of the Company since September 1987 and as Chairman of the Board of Directors since August 1997. Since February 1993 he has been a general partner of entities which are the general partners of Valley Ventures, LP (formerly known as Arizona Growth Partners, LP), Valley Ventures II, LP, Valley Ventures III, LP, Valley Ventures III Annex, LP, all of which are venture capital funds that invest principally in life science companies.

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

Fredric J. Feldman, Ph.D. (1) (2) (3)

Fredric J. Feldman, Ph.D., 77, has been the President of FJF Associates, a consultant to health care venture capital and emerging companies, since February 1992 and has served as a director of the Company since 1991. From September 1995 to June 1996, he was the Chief Executive Officer of Biex, Inc., a women’s healthcare company. He served as Chief Executive Officer of Oncogenetics, Inc., a cancer genetics reference laboratory, from 1992 to 1995. Between 1988 and 1992, Dr. Feldman was the President and Chief Executive Officer of Microgenics Corporation, a medical diagnostics company.

Dr. Feldman received his Ph.D. in analytical chemistry from the University of Maryland. He has been a director of a number of public and private companies involved in the healthcare industry. The Board believes that Dr. Feldman’s over 40 years of operating, scientific and business experience in the medical/biotech industry qualifies him for service on our board.

Elwood D. Howse, Jr. (1) (2) (3)

Elwood D. Howse, Jr., 78, has served as a director of the Company since September 1987.  In 1982, Mr. Howse founded Cable, Howse and Ragen, investment banking and stock brokerage firm, subsequently known as Ragen MacKenzie.  In 1977, Mr. Howse co-founded Cable & Howse Ventures, an early stage venture capital firm focused on technology.  In 1976, he served as Vice President, Corporate Finance, for Foster & Marshall, a northwest stock brokerage firm.  In 1974 he was the Chief Financial Officer of Seattle Stevedore Company and the Miller Produce Company.  Mr. Howse has served as a corporate director and advisor to various public, private and non-profit enterprises.  He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association.  He currently serves on the boards of directors of Formotus, Inc., BeneSol Corporation, Stella Therapeutics, Inc. and not-for-profit, Junior Achievement of Washington.  Mr. Howse holds a BS in Engineering from Stanford University and an MBA from Stanford Graduate School of Business.

The Board believes Mr. Howse’s education and experience, particularly Mr. Howse’s financial experience, which qualifies him to be designated as our financial expert on our Audit Committee, brings important financial and business experience to the board and qualifies him to serve on our board.

Michael M. Toporek (2)

Michael M. Toporek, 54, has served as a director since July 14, 2017. Mr. Toporek has served as a director of Mechanical Technology, Incorporated (MKTY) since October 21, 2016. Since 2003, Mr. Toporek has served as the Managing General Partner of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of BV Peptides, LLC. Prior to founding Brookstone Partners in 2003, Mr. Toporek was both an active principal investor and an investment banker. Mr. Toporek began his career in Chemical Bank’s Investment Banking Group, later joined Dillon, Read and Co., which became UBS Warburg Securities Ltd. during his tenure, and SG Cowen and Company. Mr. Toporek currently serves on the Board of Trustees of Harlem Academy. Mr. Toporek has a B.A. in Economics and an M.B.A from the University of Chicago. Mr. Toporek brings strategic and financial expertise to the Board as a result of his experience with Brookstone Partners, which the Board believes qualifies him to serve as a director.

Matthew E. Lipman (1)

Matthew E. Lipman, 39, has served as a director since July 14, 2017. Mr. Lipman has served as a director of Mechanical Technology, Incorporated (MKTY) since October 21, 2016. Since 2004, Mr. Lipman has served as Managing Director of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of BV Peptides, LLC. Mr. Lipman’s responsibilities at Brookstone Partners include identifying and evaluating investment opportunities, performing transaction due diligence, managing the capital structure of portfolio companies and working with management teams to implement operational and growth strategies. In addition, Mr. Lipman is responsible for executing add-on acquisitions and other portfolio company-related strategic projects. From July 2001 through June 2004, Mr. Lipman was an analyst in the mergers and acquisitions group at UBS Financial Services Inc. responsible for formulating and executing on complex merger, acquisition and financing strategies for Fortune 500 companies in the industrial, consumer products and healthcare sectors. Mr. Lipman currently serves on the Board of Directors of Instone, LLC and Denison Pharmaceuticals, LLC. Mr. Lipman has a B.S. in Business Administration from Babson College. Mr. Lipman brings over 15 years of experience working with companies to establish growth strategies and execute acquisitions, is proficient in reading and understanding financial statements, generally accepted accounting principles and internal controls as a direct result of his investment experience evaluating companies for potential investments, the management of financial reporting and capital structure for three portfolio companies, as well as relevant experience in board service, which the Board believes qualifies him to serve as a director.

27

******

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Corporate Governance/Nominating Committee

The Audit Committee, which is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisted of Mr. Howse (Chairman), and Dr. Feldman. On July 14, 2017 Mr. Lipman joined the Audit Committee.

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

The following table sets forth information regarding our executive officers and significant consultant:

Name	Age	Title
John M. Holliman, III	64	Executive Chairman and Principal Executive Officer
Randolph C. Steer, MD, Ph.D.	68	Consultant
Les M. Taeger	67	Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended December 31, 2017.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Fredric J. Feldman, Ph.D.	-		-	-	-	-	-
Elwood D. Howse, Jr.	-		-	-	-	-	-

During the year ended December 31, 2017, the Company did not pay non-executive directors Board fees. All directors are eligible for a grant of non-qualified stock options pursuant to the Company’s 2015 Equity Incentive Plan. The Company did not grant any options to directors in 2017.

Director Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
John M. Holliman, III
	50,000			1.02	2/21/2018
	125,000			0.45	2/3/2019
	100,000			0.82	2/4/2020
	25,000			0.70	10/30/2018
	65,000			0.17	5/18/2022
	65,000			0.16	8/9/2022
	51,000			0.21	2/28/2023
	22,000			0.30	2/6/2024
	50,000			0.17	4/10/2025
	200,000			0.25	6/19/2025
	100,000			0.12	12/18/2025
Various directors:

(1)(2)(3)	10,000			1.35	1/1/2018
(1)(3)	25,000			0.70	10/30/2018
(1)(2)(3)	10,000			0.42	1/1/2019
(1)(2)(3)	10,000			0.72	1/1/2020
(1)(2)(3)	10,000			0.58	1/1/2021
(1)(2)(3)	10,000			0.26	1/1/2022
(1)(2)	35,000			0.17	5/18/2022
(1)(2)	42,500			0.16	8/9/2022
(1)(2)(3)	10,000			0.17	1/1/2023
(1)(3)	27,000			0.21	2/28/2023
(1)(2)(3)	10,000			0.26	1/1/2024
(1)(3)	12,000			0.30	2/6/2024
(1)(2)(3)	50,000			0.22	1/2/2025
(1)(3)	10,000			0.17	4/10/2025
(1)(2)(3)	50,000			0.25	6/19/2025
(1)(2)(3)	50,000			0.10	1/22/2026
(1)(3)	40,000			0.05	11/10/2026
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

Officer and Key Consultant Compensation

On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during ongoing partnering efforts. Included in the actions taken was the termination of the employment of John M. Holliman, III, Executive Chairman and Randolph C. Steer, MD, Ph.D., President. These individuals have continued as consultants, rather than as employees, at consulting rates which would equate to approximately $100,000 per year for Mr. Holliman and $120,000 per year for Dr. Steer. As employees, their base compensation had been $200,000 for Mr. Holliman and $325,000 for Dr. Steer. Les M. Taeger, Chief Financial Officer and Senior Vice President continued as an employee, but his base compensation was reduced from $242,000 per year to $120,000. His salary was increased to $135,000 per year in 2014, but decreased to $67,500 on 3/1/2016. His salary was increased to $100,000 per year effective 3/1/2017 (Commencing March 1, 2018, $60,000 per year will be paid and $40,000 will be deferred until July 15, 2020 or until certain transaction occur.). Effective January 1, 2018, Mr. Taeger ceased being an employee and has continued his services as a consultant. All of these officers had also been eligible for an annual bonus based on individual and Company performance goals of up to 40% of their base compensation.

In 2017, Mr. Holliman received consulting cash compensation of $106,000 and Dr. Steer received consulting cash compensation of $56,000. In 2017, consulting cash compensation for Mr. Holliman was $50,000 per year until July 14, 2017, and $100,000 per year thereafter ($50,000 per year to be paid and $50,000 per year deferred until July 15, 2020 or until certain transactions occur). Compensation paid to Mr. Holliman in 2017 included $56,000 as payment for previously earned and deferred compensation. Compensation paid to Dr. Steer in 2017 was payment for previously earned and deferred compensation. Dr. Steer’s compensation will continue to be minimal, until additional funding is received by the Company. Additionally, all other employees and consultants cash compensation has been reduced until additional funding is received by the Company.

Equity-Based Compensation

We provide a certain level of cash compensation to each executive as both a short-term reward and to focus executive performance on short-term goals that are part of our long-term strategies. Additionally, we use a combination of stock option grants and common stock awards to generate a commitment to, and a long-term investment in, our Company. Grants and awards will be determined based on the position and competitive factors, as well as substantial compensation reductions effective October 31, 2011.

Stock Option Grants

In 2017, the Company granted no options to employees and there are currently no options available to grant in the 2015 Equity Incentive Plan.

Common Stock Awards

The Company did not grant any common stock awards in 2017.

Fringe Benefits, Perquisites and Retirement Benefits.

In 2017, our executive employee participated in group health, dental, life, and disability programs on the same basis as other employees. No perquisites are provided to executives that in aggregate exceed $10,000 per year.

Joint Venture Bonus Plan

On August 9, 2012, our Board approved a performance-based incentive compensation plan (the “Plan”) for our consultants who were primarily responsible for identifying the investment opportunity for the development of Apo E mimetic peptide AEM-28 and its analogs, a class of cardiovascular drugs targeting indications related to lowering blood cholesterol levels, completing the formation of the joint venture, LipimetiX Development, LLC ( now LipimetiX Development, Inc.) (the “JV”), and who will participate in the management of the JV.

The Plan provides for a bonus pool, shared 40% by Mr. Holliman, 40% by Dr. Steer and 20% by Mr. Taeger, of 2.5% of the cash or in-kind distributions from the JV to the Company after the Company has received the return of its initial $6,000,000 investment. The individuals’ interest in the bonus pool vested 50% upon Board approval of the Plan (August 9, 2012) and vested 50% upon the presentation by the JV to its Members of quantitative/qualitative safety and efficacy results from all protocol-designated endpoints of the AEM-28 Phase 1b/2a clinical trial. The bonuses are fully vested; however, no amounts have been earned as of December 31, 2017.

Holliman Option

On October 27, 2017 the Board granted Mr. Holliman an option to purchase14,126 shares of the LipimetiX Development, Inc. (“JV”) Series B-2 Preferred Stock it currently owns, at an exercise price of $10.70 per share, subject to adjustment and other terms consistent with the Series B-2 Preferred Stock, as described in Note 8 to the Financial Statements included in the Annual Report on Form 10-K. The option is exercisable for a five-year period from the date of grant.

Summary Compensation Table

The following table sets forth, with respect to the years ended December 31, 2017, 2016 and 2015, compensation awarded to, earned by or paid to the Company’s principal executive officer, principal financial officer and key consultant who were serving at the end of the last completed fiscal year (the “named executive officers”).

Name	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John M. Holliman, III	2017	$106,000	-	-	-	-	-	-	$106,000
Executive Chairman
(Principal Executive	2016	$47,000	-	-	$4,000	-	-	4000 (1)	$55,000
Officer)
	2015	$54,000	-	-	$67,000	-	-	16,000 (1)	$137,000

Randolph C. Steer, MD, Ph.D.,	2017	$56,000	-	-	$-	-	-	-	$56,000
Consultant
(former President)	2016	$4,000	-	-	$-	-	-	-	$4,000

	2015	$63,000	$15,000	-	$31,000	-	-	-	$94,000

Les M. Taeger	2017	$111,000	-	-	$-	-	-	-	$111,000
Chief Financial Officer
(Principal Financial Officer)	2065	$79,000	-	-	$-	-	-	-	$79,000

	2015	$135,000	-	-	$31,000	-	-	-	$166,000

1.	Mr. Holliman is a member of the Board of Directors and as a director, received compensation of $0, $4,000 and $16,000, in cash, in 2017, 2016 and 2015, respectively. Mr. Holliman received total director’s compensation (Board fees and option grants) of $0, $8,000 and $33,000 in 2017, 2016 and 2015, respectively, as more fully described in the Compensation of Directors section of this Annual Report on Form 10-K. Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described, for 2016, in Note 5 to the Financial Statements included in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 30, 2017, and for 2015, in Note 5 to our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

Option GRANTS / STOCK AWARDS

The following table sets forth information about stock option grants and stock awards during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

Grants of Plan-based Awards

Name	Grant	All Other Stock Awards: Number of Shares of Stock or Units #	All Other Option Awards: Number of Securities Underlying Options #	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)

(a)	(b)	(i)	(j)	(k)	(l)

	-	-	-	$-	-

No options or stock awards were granted in 2017 and at December 31, 2017 no shares remained available to grant or award in the 2015 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
John M. Holliman
	10000	-	1.35	1/1/2018
	50000	-	1.02	2/21/2018
	25000	-	0.70	10/30/2018
	10000	-	0.42	1/1/2019
	125000	-	0.45	2/3/2019
	10000	-	0.72	1/1/2020
	100000	-	0.82	2/4/2020
	10000	-	0.58	1/1/2021
	10000	-	0.26	1/1/2022
	65000	-	0.17	5/18/2022
	65000	-	0.16	8/9/2022
	10000	-	0.17	1/1/2023
	51000	-	0.21	2/28/2023
	10000	-	0.26	1/1/2024
	22000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	50000	-	0.17	4/10/2025
	250000	-	0.25	6/19/2025
	100000	-	0.12	12/18/2025
	50000	-	0.10	1/22/2026
Randolph C. Steer, MD, Ph.D.
	50000	-	1.02	2/21/2018
	75000	-	0.45	2/3/2019
	50000	-	0.82	2/4/2020
	50000	-	0.67	1/17/2021
	65000	-	0.17	5/18/2022
	65000	-	0.16	8/9/2022
	51000	-	0.21	2/28/2023
	10000	-	0.35	10/25/2023
	22000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	40000	-	0.17	4/10/2025
	100000	-	0.25	6/19/2025
Les M. Taeger	14706	-	1.02	2/21/2018
	50000	-	0.45	2/3/2019
	35000	-	0.82	2/4/2020
	25000	-	0.67	1/17/2021
	45000	-	0.17	5/18/2022
	45000	-	0.16	8/9/2022
	29000	-	0.21	2/28/2023
	10000	-	0.35	10/25/2023
	15000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	40000	-	0.17	4/10/2025
	100000	-	0.25	6/19/2025

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

On January 10, 2006, the Company entered into an employment agreement with Les M. Taeger, dated as of January 10, 2006, effective as of January 16, 2006 (the “Taeger Employment Agreement”), pursuant to which Mr. Taeger serves as the Company’s Senior Vice President / Chief Financial Officer. Under the Taeger Employment Agreement, Mr. Taeger may be terminated at any time, with or without cause, at the option of either the Company or Mr. Taeger. Mr. Taeger receives medical, dental and other fringe benefits generally granted to the Company’s senior management. Effective January 1, 2018 Mr. Taeger ceased being an employee and continued his services as a consultant, without fringe benefits.

Effective October 31, 2011, Mr. Taeger’s annual base salary was reduced to from $242,000 to $120,000. Mr. Taeger’s salary for 2015 was $135,000 and on March 1, 2016, his salary was reduced to $67,500. His salary increased to $100,000 per year effective 3/1/2017, but commencing March 1, 2018, $60,000 per year will be paid and $40,000 will be deferred until July 15, 2020 or until certain transactions occur.

Mr. Holliman had received compensation of $50,00 per year, but commencing July 14, 2017, his compensation will be $100,000 per year, with $50,000 per year to be paid and $50,000 to be deferred until July 15, 2020 or until certain transactions occur. Mr. Holliman also received consulting cash compensation of $56,000 in 2017, representing the payment of previously deferred compensation.

Dr. Steer received consulting cash compensation of $56,000 in 2017, representing the payment of previously deferred compensation. In 2018, consulting cash compensation for Dr. Steer will continue to be at reduced levels, until additional funding is received by the Company. Additionally, all other employees and consultants cash compensation was reduced until additional funding is received by the Company.

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

At December 31, 2017, all options held by named executive officers were vested and had no intrinsic value and accelerated vesting clauses, if triggered at December 31, 2017, would have provided no additional compensation to the named executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock at February 15, 2018 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group. At February 15, 2018, there were 54,385,411 shares of the Company’s Common Stock outstanding.

	Common Stock
	Beneficially Owned (1)
Beneficial Owner	Number	Percent of Class

Fredric J. Feldman (2)	627,064	1.1
John M. Holliman, III (3)	1,525,170	2.8
Elwood D. Howse, Jr. (4)	624,203	1.1
Michael M. Toporek (7)	20,004,348	35.8
Matthew E. Lipman (7)	20,004,348	35.8
Randolph C. Steer (5)	623,289	1.1
Les M. Taeger (6)	538,574	1.0
BP Peptides, LLC (7)	20,004,348	35.8
Lloyd Miller, III (now Neil S. Subin)(8)	7,657,422	14.1
All directors and executive officers as a group (9)	23,942,648	41.1

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares, which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table, are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Includes 401,500 shares Dr. Feldman has a right to acquire upon exercise of stock options. Voting and investment power shared with spouse.

(3)	Includes 1,013,000 shares Mr. Holliman has a right to acquire upon exercise of stock options.

(4)	Includes 401,500 shares Mr. Howse has a right to acquire upon exercise of stock options.

(5)	Includes 578,000 shares Dr. Steer has a right to acquire upon exercise of stock options.

(6)	Includes 444,000 shares Mr. Taeger has a right to acquire upon exercise of stock options.
(7)	The address of the principal office of BP Peptides, LLC, the Reporting Person, is 122 East 42nd Street, Suite 4305, New York, New York 10168. As discussed in Note 11 to the Financial Statements included in this Annual Report on Form 10-K, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC (“Brookstone”), an entity that effective July 14, 2017 owns18,541,197 shares of the Company’s common stock. On July 14, 2017, the Company’s Board of Directors (“Board”) voted to expand the size of the Board from three to five members. On July 14, 2017, Mr. Matthew E. Lipman was appointed by the Board to fill the vacancy in Class II of the Board and Mr. Michael M. Toporek was appointed by the Board to fill the vacancy in Class III of the Board. Mr. Matthew E. Lipman and Mr. Michael M. Toporek are affiliated with Brookstone and were introduced and recommended to the Board as nominees for director by Brookstone. A provision in the Securities Purchase, Loan and Security Agreement entered into with Brookstone, requires the Company to nominate two candidates for a director position that have been recommended by Brookstone as long as Brookstone beneficially owns over 20% of the Company’s outstanding common stock and to nominate one candidate for a director position that has been recommended by Brookstone as long as Brookstone beneficially owns over 5% but less than 20% of the Company’s outstanding common stock. The shares shown as beneficially owned by Michael M. Toporek and Mathew E. Lipman include 20,004,348 shares beneficially owned by BP Peptides, LLP.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Under the original Agreement (see Note 10 in the Financial Statements included in this Annual Report on Form 10-K), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $. 075. On February 15, 2018 Brookstone beneficially owns 1,463,151 of these Warrant shares.
(8)	Lloyd Miller, III, is not a related party or otherwise affiliated with the Company, its directors or officers, except that Lloyd Miller, III, recommended Eric W. Fangmann to be a Company Board of Director member and Eric W. Fangmann is the Chief Financial Officer of various business entities associated with Mr. Miller, and the principal business office of the Reporting Person is located at 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401. Mr Fangmann was a member of the Company’s Board of Directors from June 12, 2014 to March 15, 2016. Effective January 12, 2018 Mr. Neil S. Subin replaced the deceased Mr. Miller as president and manager of the Miller entities.

(9)	Includes 4,301,151 shares directors and executive officers have a right to acquire upon exercise of stock options.

The address of each of the listed stockholders, unless noted otherwise, is in care of Capstone Therapeutics Corp., 1275 West Washington Street, Suite 104, Tempe, AZ 85281.

EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2017, aggregated into two categories - plans that have been approved by stockholders and plans that have not. See Note 6 to the Financial Statements included in this Annual Report on Form 10-K for additional information on our equity compensation plans.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by Security Holders	3,516,706	$0.34	0
Equity Compensation Plans not approved by Security Holders	N/A	N/A	N/A

Total	3,516,706	$0.34	0

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10 to the Financial Statements included in this Annual report on Form 10-K), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $.075. On the date of the Amendment, January 30, 2018, 984,301 shares became fully vested and exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In 2006, Mr. Holliman became Executive Chairman and Principal Executive Officer of the Company and is no longer an independent director under Nasdaq Listing Rule 5605(a)(2). Currently, the Board of Directors is composed of two outside directors who are independent directors under Nasdaq Listing Rule 5605(a)(2) and three directors who are not independent directors under Nasdaq Listing Rule 5605(a)(2).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors reviews transactions with related parties, but has no formal policies in place with respect to such reviews or the approval of such transactions. During 2017 there were no reported related party transactions with directors, executive officers or other related parties, which might have required disclosure under SEC rules or which were otherwise material to the Company.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10 to the Financial Statements included in this Annual Report on Form 10-K), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $. 075.On the date of the Amendment, January 30, 2018, 984,301 shares became fully vested and exercisable.

The Company has entered into indemnity agreements with all of its directors and officers for the indemnification of and advancing of expenses to such persons to the fullest extent permitted by law.

Item 14.	Principal Accountant Fees and Services

We did not engage an independent public accountant to audit our fiscal years ended December 31, 2016 or 2015 financial statements until July 14, 2017.

Type of Fee	Amount
2017
Audit Fee (1)	$128,000
Audit-Related Fees (2)	$-
Total Audit and Audit-Related Fees	$128,000
Tax Fees (3)	$-
All Other Fees (4)	$-
Total Fees	$128,000

(1)	Audit fees include fees for services rendered in connection with the audits of the Company’s financial statements, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the applicable fiscal year.

(2)	Audit-related fees would include fees for services rendered for matters such as a business combination, sales of shares of the Company’s common stock, and responses to accounting and reporting-related matters.

(3)	Tax fees would include fees for services rendered for tax compliance, preparation of original and amended tax returns, claims for refunds and other tax services.

(4)	Our principal accounting firms did not perform nor bill the Company for any other services during the fiscal years ended December 31, 2017 and 2016 that are appropriately classified as “All Other Fees.”

The Audit Committee has concluded that the services provided by the principal accounting firm were at all times compatible with maintaining that firm’s independence.

Consistent with the rules of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of, the independent auditor. In recognition of this responsibility, the Audit Committee has included in its charter the responsibility to pre-approve “all auditing services and permitted non-auditing services proposed to be performed by the independent auditor, subject to the de minimis exceptions for non-audit services that were not recognized as non-audit services at the time of engagement and which are subsequently approved by the committee prior to completion of the audit.” No fees were paid to the independent auditor pursuant to the “de minimis” exception to the foregoing pre-approval policy in 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of Capstone Therapeutics Corp. and Report of our Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets - December 31, 2017 and 2016.
Consolidated Statements of Operations - Each of the years in the two-year period ended December 31, 2017.
Consolidated Statements of Changes in Equity - Each of the years in the two-year period ended December 31, 2017.
Consolidated Statements of Cash Flows - Each of the years in the two-year period ended December 31, 2017.
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

CAPSTONE THERAPEUTICS CORP.

Date: February 28, 2018	By	/s/ John M. Holliman, III
John M. Holliman, III
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	February 28, 2018
John M. Holliman, III	(Principal Executive Officer)
and Director

/s/ Elwood D. Howse, Jr.	Director	February 28, 2018
Elwood D. Howse, Jr.

/s/ Fredric J. Feldman	Director	February 28, 2018
Fredric J. Feldman, Ph.D.

/s/ Michael M. Toporek	Director	February 28, 2018
Michael M. Toporek

/s/ Matthew E. Lipman	Director	February 28, 2018
Matthew E. Lipman

/s/ Les M. Taeger	Senior Vice President and Chief	February 28, 2018
Les M. Taeger	Financial Officer (Principal Financial and Accounting Officer)

S-1

Capstone Therapeutics Corp. (“the Company”)

Exhibit Index to Annual Report on Form 10-K

For the Year Ended December 31, 2017

Exhibit No.	Description	Incorporated by Reference To:	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock, executed June 24, 2014	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 24, 2014
3.2 P	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
3.3	Restated Certificate of Incorporation, as amended through June 24, 2014	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 14, 2014
3.4	Second Amended and Restated Certificate of Incorporation as amended through June 22, 2015, including the Amended and Restated Certificate of Designation of Series A Preferred Stock	Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
3.5	LipimetiX Development, Inc., Certificate of Incorporation and By Laws	Exhibit 3.3 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.1 P	Form of Indemnification Agreement (*)	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005
10.3	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)
10.4	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K
10.5	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
10.6	Contribution Agreement by and among LipimetiX, LLC, Capstone Therapeutics Corp., LipimetiX Development, LLC, The UAB Research Foundation, Dennis I. Goldberg, Ph.D. (“Goldberg”), Philip M. Friden, Ph.D., Eric Morrell, Ph.D., G. M. Anantharamaiah, Ph.D. and Palgunachari Mayakonda, Ph.D., Frederick Meyer, Ph.D., Michael Webb, and Jeffrey Elton, Ph.D., effective as of August 3, 2012.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012

10.7	Limited Liability Company Agreement of LipimetiX Development, LLC, by and among LipimetiX Development, LLC, Capstone Therapeutics Corp., and the other members and managers party thereto, effective as of August 3, 2012.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.8	First Amendment and Consent to Assignment of Exclusive License Agreement by and among The UAB Research Foundation, LipimetiX, LLC and LipimetiX Development, LLC, dated as of August 3, 2012.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012

10.9	Management Agreement by and among LipimetiX Development, LLC, Benu BioPharma, Inc., Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D., effective as of August 3, 2012.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.10	Accounting Services Agreement by and among LipimetiX Development, LLC and Capstone Therapeutics Corp., effective as of August 3, 2012	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.11	Escrow Agreement by and among Capstone Therapeutics Corp., LipimetiX Development, LLC dated as of August 3, 2012	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.12	Exclusive License Agreement between the UAB Research Foundation and LipimetiX LLC dated August 26, 2011	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.13	Second Amendment to Exclusive License Agreement between the UAB Research Foundation and LipimetiX, LLC, last signed on January 26, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015
10.14	Capstone Therapeutics Corp. Joint Venture Bonus Plan (1)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 8, 2012
10.15	Accounting Services Agreement Amendment #1, dated August 23, 2013	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 12, 2013
10.16	Form of Incentive Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.17	Form of Director Non-Qualified Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.18	Form of Non-Qualified Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.19	2015 Equity Incentive Plan	Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on May 8, 2015

10.20	LipimetiX Development Certificate of Conversion from a Delaware Limited Liability Company to a Delaware Corporation Effective as of June 25, 2015	Exhibit 2.1 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.21	LipimetiX Development Plan of Conversion Effective as of June 25, 2015	Exhibit 2.2 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.22	Stockholders Agreement dated June 23, 2015 by and among LipimetiX Development, Inc. and Stockholders	Exhibit 10.31 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.23	Securities Purchase Agreement between Company and Lenders dated December 11, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.24	Convertible Promissory Note between the Company and Biotechnology Value Fund, L.P., dated December 11, 2015	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.25	Convertible Promissory Note between the Company and Biotechnology Value Fund II, L.P., dated December 11, 2015	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015

10.26	Convertible Promissory Note between the Company and Biotechnology Value Trading Fund OS, L.P., dated December 11, 2015	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.27	Convertible Promissory Note between the Company and Investment 10, LLC., dated December 11, 2015	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.28	Convertible Promissory Note between the Company and MSI BVF SPV, LLC., dated December 11, 2015	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.29	LipimetiX Development, Inc, Series B Preferred Stock and Warrant Purchase Agreement effective August 25, 2016	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.30	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit B – Form of Warrants	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.31	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit C – Form of Amended and Restated Certificate of Incorporation of LipimetiX Development, Inc.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.32	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit F – Form of Registration Rights Agreement	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.33	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit G – Form of Amended and Restated Stockholders Agreement among LipimetiX Development, Inc. and The Stockholders Named Herein	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.34	Securities Purchase, Loan and Security Agreement dated July 14, 2017, by and between Capstone Therapeutics Corp. and BP Peptides, LLC	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017

10.35	Promisary Note dated July 14, 2017, payable to BP Peptide, LLC	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017
10.36	Registration Rights Agreement dated July 14, 2017, by and between Capstone Therapeutics Corp. and BP Peptides, LLC	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017
10.37	Series B-2 Preferred Stock Purchase Agreement, dated August 11, 2017, by and between Capstone Therapeutics Corp. and LipimetiX Development, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
10.38	First Amendment to the Amended and Restated Stockholders Agreement of LipimetiX Development, Inc., dated August 11, 2017	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
10.39	Joinder of August 25, 2016 Registration Rights Agreement of LipimetiX Development, Inc., dated August 11, 2017	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
10.40	Certificate of Amendment of Amended and Restated Certificate of Incorporation of LipimetiX Development, Inc.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
10.41	First Amendment to Bylaws of LipimentiX Development, Inc., dated August 11, 2017	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
23.1	Consent of independent registered public accounting firm.		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended		X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350***		X
101	The following financial information from our Annual Report on Form 10-K for the fiscal year 2017, filed with the SEC on February 28, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the two years ended 2017 and 2016 (iii) the Consolidated Statements of Cash Flows for the two years ended December 31, 2017 and 2016 and (iv) Notes to Consolidated Financial Statements. ***		X

(1)	Management contract or compensatory plan or arrangement.

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

Tempe, Arizona

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Capstone Therapeutics Corp. (Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Capstone Therapeutics Corp. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as Capstone Therapeutics Corp. auditor since 2017.

Denver, Colorado

February 28, 2018

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$1,275	$698
Other current assets	98	131
Total current assets	1,373	829

Patent license rights, net	196	353
Furniture and equipment, net	-	-
Total assets	$1,569	$1,182

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$197	$249
Other accrued liabilities	2	55
Total current liabilities	199	304
Long-term debt
Convertible Promissory Notes Payable	-	1,000
Secured Debt and accrued interest, net of unamortized issuance costs	2,249	-
Total long-term debt	2,249	1,000
Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock$.0005 par value;	27	20
150,000,000 shares authorized; 54,385,411 and 40,885,411 shares outstanding December 31, 2017 and 2016, respectively
Additional paid-in capital	190,468	189,477
Accumulated deficit	(191,374)	(189,619)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(879)	(122)
Noncontrolling interest	-	-
Total equity	(879)	(122)
Total liabilities and equity	$1,569	$1,182

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2017	2016
OPERATING EXPENSES
General and administrative	$641	$543
Research and development	1,039	1,041
Total operating expenses	1,680	1,584

Interest and other expenses (income), net	111	81
Loss from operations before taxes	1,791	1,665
Income tax benefit	(36)	(56)
Net Loss	1,755	1,609

Less: Net Loss attributable to the noncontrolling
interest	-	(946)
Net Loss attributable to Capstone Therapeutics
Corp. stockholders	$1,755	$663
Per Share Information:
Net loss, basic and diluted, attributable to
Capstone Therapeutics Corp. stockholders	$0.04	$0.02
Basic and diluted shares outstanding	47,173	40,885

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Capstone Therapeutics Corp. Stockholders' Equity
					Non
	Common Stock		Additional	Accumulated	controlling
	Shares	Amount	Paid in Capital	Deficit	Interest	Total
Balance December 31, 2015	40,885	$20	$189,442	$(188,956)	$-	$506
Series B-1 Preferred Stock					946	946
Stock-based compensation cost	-	-	35	-	-	35
Net loss	-	-	-	(663)	(946)	(1,609)
Balance December 31, 2016	40,885	20	189,477	(189,619)	-	(122)

Sale of Common Stock	13,500	7	1,006			1,013
Series B-2 Preferred Stock			(15)			(15)
Stock-based compensation cost	-	-		-	-	-
Net loss	-	-	-	(1,755)		(1,755)
Balance December 31, 2017	54,385	$27	$190,468	$(191,374)	$-	$(879)

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(1,755)	$(1,609)
Non cash items:
Amortization	205	179
Non-cash interest expense	68	-
Non-cash stock-based compensation	-	35
Change in other operating items:
Other current assets	26	93
Accounts payable	(52)	(5)
Other accrued liabilities	(53)	48
Cash flows used in operating activities	(1,561)	(1,259)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-
FINANCING ACTIVITIES
Sale of Commmon Stock	1,013	-
LipimetiX Development, Inc. Series B-1 Preferred Stock,
net of issuance costs of $66	-	946
LipimetiX Development, Inc. Series B-2 Preferred Stock transaction costs	(15)	-
Pay-off of Convertible Promissory Notes	(1,000)
Issuance of Secured Debt, net of issuance costs of $287	2,140	-
Cash flows provided by financing activities	2,138	946

NET DECREASE IN CASH AND CASH EQUIVALENTS	577	(313)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	698	1,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,275	$698

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, and/or an analog, as treatment for Homozygous Familial Hypercholesterolemia (granted Orphan Drug Designation by FDA in 2012), other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial AEM-28 development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Concurrent with the clinical development activities of AEM-28, the JV has performed pre-clinical studies that have identified analogs of AEM-28, and a new formulation, that have the potential of increased efficacy, higher human dose toleration and an extended composition of matter patent life (application filed with the U.S. Patent and Trademark Office in 2014).

The JV and the Company are exploring fundraising, partnering or licensing, to obtain additional funding to continue development activities and operations.

The JV and the Company do not have sufficient funding at this time to continue additional material development activities. The JV may conduct future clinical trials in Australia, the USA, and other regulatory jurisdictions if regulatory approvals, additional funding, and other conditions permit.

The Company, funding permitting, intends to continue limiting its internal operations to a virtual operating model while monitoring and participating in the management of JV’s development activities.

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. Apolipoprotein E (Apo E) is in a class of protein that occurs throughout the body. Apo E is essential for the normal metabolism of cholesterol and triglycerides. After a meal, the postprandial (or post-meal) lipid load is packaged in lipoproteins and secreted into the blood stream. Apo E targets cholesterol and triglyceride rich lipoproteins to specific receptors in the liver, decreasing the levels in the blood. Elevated plasma cholesterol and triglycerides are independent risk factors for atherosclerosis, the buildup of cholesterol rich lesions and plaques in the arteries. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 analogs, are also 28 amino acid mimetics of Apo E (with an aminohexanoic acid group and a phospholipid), and both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28 and its analogs. Atherosclerosis is the major cause of cardiovascular disease, peripheral artery disease and cerebral artery disease, and can cause heart attack, loss of limbs and stroke. Defective lipid metabolism also plays an important role in the development of adult onset diabetes mellitus (Type 2 diabetes), and diabetics are particularly vulnerable to atherosclerosis, heart and peripheral artery diseases. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of Apo E mimetic peptides, including AEM-28 and its analogs.

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

On August 3, 2012, we entered into a joint venture (see Note 8 below) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs or continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction or conducting a private or public offering of debt or equity securities for capital. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note 10 to the Financial Statements included in this Annual Report on Form 10-K, the Company, on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note 9 and transaction costs of $287,000. As discussed in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock. The additional funds raised has alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its development goals and for the Company to continue its planned operations.

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

Cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.

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

Accrued Clinical. Accrued clinical represents the liability recorded for the costs incurred for our human clinical trials. Total patient costs are based on the specified clinical trial protocol, recognized over the period of time service is provided to the subject. We had no active clinical trials at December 31, 2017 or December 31, 2016.

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

The Company recorded stock-based compensation of $0 in 2017 and $35,000 in 2016, which increased the net loss in 2016. Loss per weighted average basic and diluted shares outstanding increased by less than $0.01 per share in 2016 due to stock-based compensation.

Loss per common share. In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares. Utilizing the treasury stock method for the year ended December 31, 2017, 19,000 shares were determined to be outstanding and excluded from the calculation of loss per share because they were anti-dilutive. At December 31, 2017, options to purchase 3,516,706 shares of our common stock, at exercise prices ranging from $0.05 to $1.35 per share, were outstanding.

Income Taxes. Under ASC Topic 740 “Income Taxes” (“ASC 740”), income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized. Pursuant to ASC 740, we have determined that the deferred tax assets at December 31, 2017 and 2016 require a full valuation allowance given that it is not “more-likely-than-not” that the assets will be recovered.

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

Subsequent to adoption of ASC 740, each period we evaluate the tax years that remain open for assessment for federal and state tax purposes. At December 31, 2017, tax years 2013 through 2017 remain open.

We may, from time-to-time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2017 and 2016, the Company did not recognize a material amount in interest and penalties.

Patents. Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012. Their cost will be amortized on a straight-line basis over the key patent life of eighty months. At December 31, 2017, accumulated amortization totaled $849,000. If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.

Joint Venture Accounting. The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A and B-1 preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31, 2017, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture to advance the joint venture funds for operations in an amount not to exceed a net (net of expected tax credits or other funds obtained) of $1,600,000, with the net amount due December 31, 2016. As described in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

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

Legal costs related to contingencies are expensed as incurred and were not material in either 2017 or 2016.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(“Update”): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing a requirement under U.S. GAAP for an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued; and if those conditions exist, to disclose that fact, the conditions and the potential effects on the entity’s ability to meet its obligations. The Update was effective for an annual period ending after December 15, 2016, with early application permitted. If additional funds are not obtained to continue the development of AEM-28 and its analogs, it will impair our ability to reach our joint venture development goals and possibly to continue as a going concern. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note 10 to the Financial Statements included in this Annual Report on Form 10-K, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note 9 and transaction costs. As discussed in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. The additional funds raised has alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its AEM-28-14 development goals and for the Company to continue its planned operations. If we do not continue as a going concern, the Company may incur additional losses, up to, and possibly exceeding our joint venture investment and revolving loan balance.

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

2.	FURNITURE AND EQUIPMENT

The components of furniture and equipment at December 31 are as follows (in thousands):

	December 31,
	2017	2016
Machinery and Equipment	$221	$221
Furniture and fixtures	$34	$34
Leasehold Improvements	$-	$-
	$255	$255
Less accumulated depreciation and amortization	$(255)	$(255)
Total	$-	$-

All furniture and equipment are fully depreciated and there was no depreciation or leasehold improvement amortization expenses for the years ended December 31, 2017 and 2016.

3.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2017	2016
Accruals and reserves	$-	$1
Valuation allowance	$-	$(1)
Total current	$-	$-
NOL, AMT and general business credit carryforwards	$37,557	$56,600
Other	$157	$123
Valuation allowance	$(37,714)	$(56,723)
Total non current	$-	$-
Total deferred income taxes	$-	$-

ASC 740 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period-to-period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $38 million at December 31, 2017 and $57 million at December 31, 2016. Effective January 1, 2018, the Federal corporate income tax rate has been decreased from 34% to 21%. The effect of this change on deferred taxes and the valuation allowance at December 31, 2017 was approximately $19 million. The valuation allowance as of December 31, 2017 and 2016 includes approximately $1.8 million and $2.7 million, respectively, for net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2017	2016
Provision (benefit) for income taxes
Current	$(36)	$(56)
Deferred	-	$-
Income tax provision (benefit)	$(36)	$(56)

The 2017 and 2016 income tax benefits result from the Australian refundable research and development tax credit as explained in Note 6.

We have accumulated approximately $148 million in federal and $14 million in state net operating loss carryforwards (“NOLs”) and approximately $6 million of research and development and alternative minimum tax credit carryforwards. The federal NOLs expire between 2024 and 2038. The Arizona state NOL’s expire between 2033 and 2037. The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Income tax provision (benefit) at statutory rate	$(597)	$(547)
State income taxes	$(26)	$(24)
Efect of change in federal tax rate	$19,159
Other	$437	$(120)
Change in valuation allowance	$(19,009)	$635
Net provision (benefit)	$(36)	$(56)

4.	STOCKHOLDERS’ EQUITY

In May 2006, our stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and reserved 2,000,000 shares of our common stock for issuance. Our stockholders approved the reservation of an additional 1,750,000 shares of common stock for issuance under the 2005 Plan, which increased the total shares available for grant under the 2005 Plan to 3,750,000 shares. The 2005 Plan expired in April 2015. In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At December 31, 2017, no shares remained available to grant under the 2015 Plan (the 2005 plan and the 2015 plan are collectively referred to as “The Plans”). Two types of options may be granted under the Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code. All eligible employees may receive more than one type of option. Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

The Plans provide that in the event of a takeover or merger of the Company in which 100% of the equity of the Company is purchased or a sale of all or substantially all of the Company’s assets, 75% of all unvested employee options will vest immediately and the remaining 25% will vest over the following twelve-month period. If an employee or holder of stock options is terminated as a result of or subsequent to the acquisition, 100% of that individual’s stock option will vest immediately upon employment termination.

We used the Black-Scholes model with the following assumptions to determine the total fair value of $35,000 for options to purchase 280,000 shares of our common stock issued during 2016. No options were granted in 2017 and at December 31, 2017 no options remained available to grant under the Plans.

2016
Risk free interest rate	1.5%
Volatility	100%
Expected term	4.5 Years
Dividend yield	0%

Summary

Non-cash stock compensation cost for the year ended December 31, 2017 and 2016 totaled $0 and $35,000, respectively, and was recorded as a general and administrative expense in the Statement of Operations.

No options were exercised in the years ended December 31, 2017 and 2016.

At December 31, 2017, there was no remaining unamortized non-cash stock compensation costs.

A summary of option activity under our stock option plans for the years ended December 31, 2017 and 2016 is as follows:

	2017		2016
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)
Options outstanding at the beginning of the year:	3,611,706	$0.37	4,162,706	$0.81
Granted	-		280,000	$0.86
Exercised	-		-
Expired/Forfeited	(95,000)	$1.49	(831,000)	$2.47
Outstanding at end of year	3,516,706	$0.34	3,611,706	$0.37	4.72
Options exercisable at year-end	3,516,706	$0.34	3,611,706	$0.37	4.72
Options vested and expected to vest at year end	3,516,706	$0.34	3,611,706	$0.37	4.65

The Company had no unvested common stock share awards as of December 31, 2017, or December 31, 2016, and no common stock awards were made in 2017 or 2016.

It is the Company’s policy to issue options from stockholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of stockholder approved plans. The options granted to employees under stockholder approved incentive plans have a ten-year term and normally vest over a two to four-year period of service. All stock options are granted with an exercise price equal to the current market value on the date of grant and, accordingly, stock options have no intrinsic value on the date of grant. Based on the closing market price of the Company’s common stock at December 31, 2017 of $0.05, stock options exercisable or expected to vest at December 31, 2017, have no intrinsic value.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $.075. On the date of the Amendment, January 30, 2018, 984,301 shares became fully vested and exercisable.

5.	COMMITMENTS

Rent expense for the years ended December 31, 2017 and 2016, was $74,000 and $69,000, respectively.

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

6.	Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note 8 in the financial statements included in this Annual Report on Form 10-K) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. For the tax year ended December 31,2016 Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$84,000, and at December 31, 2017 a AUD$42,000 refundable research and development tax credit has been recorded by Lipimetix Australia Pty Ltd.

7.	AUTHORIZED PREFERRED STOCK

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

8.	JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now Series A Preferred Stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%. On August 11, 2017, the currently $3,500,000 (3,500,000 shares) of Series A preferred stock became convertible, at the Company’s option, into common stock, at the lower of the Series B-1 Preferred Stock Conversion Price, as may be adjusted for certain events, or the price of the next LipimetiX Development, Inc. financing, exceeding $1,000,000 independently set valuation and terms. On August 11, 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. LipimetiX Development, Inc. incurred $15,000 in transaction costs as part of the Series B-2 Preferred Stock issuance, which has been shown as a reduction of Additional Paid in Capital on the Consolidated Statements of Changes in Equity and a cash flow provided by financing activities in the Consolidated Statements of Cash Flows at December 31, 2017. As discussed below, the JV Series B-1 and B-2 Preferred Stock issuances, because of the participating and conversion features of the preferred stock, effectively changes the Company’s ownership in the JV to 62.2%. With the Series B-1 and B-2 Preferred Stock on an as-converted basis, and the Company converting its Series A Preferred Stock to common stock, the Company’s ownership would change to 69.75%. The JV 2016 Equity Incentive Plan has 83,480 shares of the JV’s common stock available to grant, of which, at December 31, 2017, options to purchase JV common stock shares totaling 81,479 have been granted. All options were granted with an exercise price of $1.07, vest 50% on the date of grant and monthly thereafter in equal amounts over a twenty-four-month period and are exercisable for ten years from the date of grant. If all stock available to grant in the JV 2016 Equity Incentive Plan were granted and exercised, and the Series B-I Preferred Stock Warrants were exercised, the Company’s fully diluted ownership (on an as-converted basis) would be approximately 65.11%. On October 27, 2017 the Board granted Mr. Holliman an option to purchase14,126 shares of the LipimetiX Development, Inc. Series B-2 Preferred Stock it currently owns, at an exercise price of $10.70 per share, subject to adjustment and other terms consistent with the Series B-2 Preferred Stock. The option is exercisable for a five-year period from the date of grant. If exercised, this option would reduce the Company’s fully diluted ownership (on an as-converted basis including assumed exercise of other options and warrants) to approximately 64.31%.

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

As disclosed above, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Following this Series B-2 closing, on an “as converted” basis, the Company owned 62.2% of the JV. Series B (B-1 and B-2) preferred stock is a participating preferred stock. As a participating preferred, the preferred stock will earn a 5% dividend, payable only upon the election by the JV or in liquidation. Prior to the JV common stock holders receiving distributions, the participating preferred stockholders will receive their earned dividends and payback of their original investment. Subsequently, the participating preferred will participate in future distributions on an equal “as-converted” share basis with common stock holders. The Series B preferred stock has “as-converted” voting rights and other terms standard to a security of this nature.

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

Concurrent with entering into the Contribution Agreement and the First Amendment and Consent to Assignment of Exclusive License Agreement between LipimetiX, LLC, UABRF and the Company, the Company and LipimetiX, LLC entered into a Limited Liability Company Agreement for JV which established a Joint Development Committee (“JDC”) to manage JV development activities. Upon conversion by the JV from a limited liability company to a corporation, the parties entered into a Stockholders Agreement for the JV, and the JDC was replaced by a Board of Directors (JV Board). The JV Board is composed of three members appointed by the non-Company common stock ownership group, three members appointed by the Company and one member appointed by the Series B-1 Preferred Stockholders. Non-development JV decisions, including the issuance of new equity, incurrence of debt, entry into strategic transactions, licenses or development agreements, sales of assets and liquidation, and approval of annual budgets, will be decided by a majority vote of the common and Series B Preferred Stock (voting on an “as -converted” basis) stockholders.

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven-month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed. New Management and Accounting Services Agreements were entered into effective June 1, 2016. The new monthly management fee is $80,000 and the new monthly accounting services fee is $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000, of which $250,000 was charged to expense in 2016 and $50,000 was included in other current assets at December 31, 2016 and charged to expense in the first quarter of 2017, and Accounting Fees totaling $60,000, charged to expense in 2016, were paid in 2016. In August 2017 the Accounting Services Agreement monthly fee was increased to $20,000 and will thereafter be accrued but not payable, until certain levels of joint venture funding are obtained from non-affiliated parties. At December 31, 2017, accounting fees of $100,000 were earned but unpaid. In August 2017, a Management Fee of $300,000 was approved by the joint venture’s Board of Directors with $150,000 paid and charged to expense in the third quarter of 2017 and $150,000 payable in the first quarter of 2018.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31, 2017, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture, with the loan due December 31, 2016. In August 2017, the due date of the revolving loan was extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Subsequent to June 30, 2017, interest due on the revolving loan will be accrued and payable only upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of the unpaid loan and accrued interest balance. At December 31, 2017, the revolving loan agreement balance, including accrued interest subsequent to June 30, 2017 of $40,000, was $1,640,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $1,179,000 in 2017 and $9,651,000 for the period from August 3, 2012 (inception) to December 31, 2017, of which $1,179,000, and $8,039,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture and, depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through December 31, 2017, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs, would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at December 31, 2017 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

9.	CONVERTIBLE PROMISSORY NOTES

On December 11, 2015, we entered into a Securities Purchase Agreement with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV,), which provided $1,000,000 in funding for our operations in the form of Convertible Promissory Notes (“Notes”). The Notes bear interest at 5% and were due April 30, 2017, with the due date subsequently extended to July 14, 2017. The Notes were secured by all intangible and tangible assets of the Company and convertible, either at the election of the Lenders or mandatory on certain future funding events, into either the Company’s Common or Preferred Stock. A portion of the funds were advanced to JV to initiate preclinical development activities for our lead commercial drug candidate, AEM-28-14. As described in Note 10 to this Annual Report on Form 10-K, the Convertible Promissory Notes and accrued interest thereon of $79,000 were paid off on July 14, 2017. Prior to the July 14, 2017 transaction, the Biotechnology Value Fund affiliated entities owned approximately 19% of our outstanding common stock.

10.	SALE OF COMMON STOCK AND ISSUANCE OFSECURED debt

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017, on July 14, 2017, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with BP Peptides, LLC (“Brookstone"). The net funds will be used to fund our operations, infuse new capital into our joint venture, LipimetiX Development, Inc. ("JV") (As described in Note 8 to this Annual Report on Form 10-K, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000.), to continue its development activities, and pay off the Convertible Promissory Notes (as described in Note 9 to this Annual Report on Form 10-K) totaling $1,000,000, plus $79,000 in accrued interest.

Pursuant to the Agreement, Brookstone funded an aggregate of $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes and transaction costs, of which $1,012,500 was for the purchase of 13,500,000 newly issued shares of our Common Stock, and $2,427,500 was in the form of a secured loan, due October 15, 2020. On July 14, 2017 Brookstone also purchased 5,041,197 shares of the Company’s Common Stock directly from Biotechnology Value Fund affiliated entities, resulting in ownership of 18,541,197 shares of the Company’s Common Stock, representing approximately 34.1% of outstanding shares of the Company’s Common Stock at December 31, 2017.Transaction costs of $287,000 have been deferred and will be written off over the life of the secured loan, thirty-nine months from July 14, 2017 to October 20, 2020, on the straight-line basis. At December 31, 2017 transaction costs of $41,000 have been amortized and included in the Consolidated Statements of Operations in Interest and Other Expenses and at December 31, 2017, unamortized transaction costs of $246,000 have been netted against the outstanding Secured Debt balance on the Consolidated Balance Sheets. As discussed in Note 11, interest payable on the Secured Debt is now due at loan maturity, October 15, 2020, and, at December 31, 2017, accrued interest of $68,000 has been included in the Consolidated Statements of Operations in Interest and Other Expenses and has been included in the Secured Debt balance on the Consolidated Balance Sheets.

A summary of the Secured Debt activity at December 31, 2017 is as follows (000’s):

Secured Debt	$2,427
Transaction costs	(287)
$2,140
Amortization	41
$2,181
Accrued interest	68
$2,249

The secured loan bears interest at 6% per annum, with interest payable quarterly (now due at loan maturity – see Note 11) and is secured by a security interest in all of our assets. As part of the Agreement, the Company and Brookstone entered into a Registration Rights Agreement granting Brookstone certain demand and piggyback registration rights. A provision in the Agreement entered into with Brookstone also requires the Company to nominate two candidates for a director position that have been recommended by Brookstone as long as Brookstone beneficially owns over 20% of the Company’s outstanding common stock and to nominate one candidate for a director position that has been recommended by Brookstone as long as Brookstone beneficially owns over 5% but less than 20% of the Company’s outstanding common stock.

On April 18, 2017, the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”) entered into Tax Benefit Preservation Plan Agreement (the “Plan”), dated as of April 18, 2017, between the Company and the Rights Agent, as described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2017.  The Plan is intended to act as a deterrent to any person (together with all affiliates and associates of such person) acquiring “beneficial ownership” (as defined in the Plan) of 4.99% or more of the outstanding shares of Common Stock without the approval of the Board (an “Acquiring Person”), in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards.  The Board, in accordance with the Plan, granted an Exemption to Brookstone with respect to the share acquisition described above, and Brookstone’s acquisition of 5,041,197 shares of the Company’s Common Stock from Biotechnology Value Fund affiliated entities, making Brookstone an Exempt Person in respect of such transactions.

11.	SUBSEQUENT EVENT – RELATED PARTY TRANSACTION - DEFERRAL OF SECURED DEBT INTEREST PAYMENTS AND ISSUANCE OF WARRANTS TO PURCHASE SHARES OF THE COMPANY’S COMMON STOCK

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10 above), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $. 075.On the date of the Amendment, January 30, 2018, 984,301 shares became fully vested and exercisable.

