Form 10-Q
period 2018-03-31
Capstone Therapeutics Corp.
filed 2018-05-11
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 104, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

54,385,411 shares of common stock outstanding as of May 1, 2018

2

CAPSTONE THERAPEUTICS CORP.

EXHIBIT 10.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32

EXHIBIT 101

Forward Looking Statements

       We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, and contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

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
  the impact of using a virtual operating model;
  unfavorable results of product candidate development efforts;
  unfavorable results of pre-clinical or clinical testing;
  delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;
  increased regulation by the FDA or comparable foreign agencies;
  the introduction of competitive products;
  impairment of license, patent or other proprietary rights;
  the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;
  failure of the Company’s common stock to continue to be listed at the OTCQB stock market; and
  failure to successfully implement our drug development strategy for AEM-28 and its analogs.

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$805	$1,275
Other current assets	76	98
Total current assets	881	1,373

Patent license rights, net	157	196
Total assets	$1,038	$1,569

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$203	$197
Other accrued liabilities	3	2
Total current liabilities	206	199

Secured debt and accrued interest, net of unamortized issuance costs	2,296	2,249

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 150,000,000 shares authorized; 54,385,411 shares outstanding in 2018 and 2017	27	27
Additional paid-in capital	190,470	190,468
Accumulated deficit	(191,961)	(191,374)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(1,464)	(879)
Noncontrolling interest	-	-
Total equity	(1,464)	(879)
Total liabilities and equity	$1,038	$1,569

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
OPERATING EXPENSES
General and administrative	$229	$113
Research and development	301	267
Total operating expenses	530	380

Interest and other expenses, net	60	15
Loss from operations before taxes	590	395
Income tax benefit	(3)	(8)
Net Loss	587	387

Less: Net Loss attributable to the noncontrolling interest	-	-
Net Loss attributable to Capstone Therapeutics Corp. stockholders	$587	$387
Per Share Information:
Net loss, basic and diluted, attributable to Capstone Therapeutics Corp. stockholders	$0.01	$0.01
Basic and diluted shares outstanding	54,385	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(587)	$(387)
Non cash items:
Amortization	39	44
Non-cash interest expense	59	-
Non-cash stock based interest expense	2	-
Change in other operating items:
Other current assets	10	44
Accounts payable	6	75
Other accrued liabilities	1	12
Cash flows used in operating activities	(470)	(212)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-
FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(470)	(212)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,275	698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$805	$486

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28, or an analog, as treatment for Homozygous Familial Hypercholesterolemia, other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial AEM-28 development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Concurrent with the clinical development activities of AEM-28, the JV has performed pre-clinical studies that have identified analogs of AEM-28, and new formulations, that have the potential of increased efficacy, higher human dose toleration and an extended composition of matter patent life (application filed with the U.S. Patent and Trademark Office in 2014).

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

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. Apolipoprotein E (Apo E) is in a class of protein that occurs throughout the body. Apo E is essential for the normal metabolism of cholesterol and triglycerides. After a meal, the postprandial (or post-meal) lipid load is packaged in lipoproteins and secreted into the blood stream. Apo E targets cholesterol and triglyceride rich lipoproteins to specific receptors in the liver, decreasing the levels in the blood. Elevated plasma cholesterol and triglycerides are independent risk factors for atherosclerosis, the buildup of cholesterol rich lesions and plaques in the arteries. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 analogs are also 28 amino acid mimetics of Apo E (with an aminohexanoic acid group and a phospholipid). Both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28 and its analogs. Atherosclerosis is the major cause of cardiovascular disease, peripheral artery disease and cerebral artery disease, and can cause heart attack, loss of limbs and stroke. Defective lipid metabolism also plays an important role in the development of adult onset diabetes mellitus (Type 2 diabetes), and diabetics are particularly vulnerable to atherosclerosis, heart and peripheral artery diseases. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of Apo E mimetic peptides, including AEM-28 and its analogs.

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

On August 3, 2012, we entered into a joint venture (As described in Note B below) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs or to continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction or conducting a private or public offering of debt or equity securities for capital. In August 2016, the Company’s joint venture raised net funds of $946,000 in a Series B-1 Preferred Stock and Warrant offering. As described in Note E below, the Company, on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note D below, and transaction costs of $287,000. As discussed in Note B below, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock. The additional funds has alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its development goals and for the Company to continue its planned operations.

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The financial statements include the consolidated results of Capstone Therapeutics Corp. and our approximately 60% owned subsidiary, LipimetiX Development, Inc. Intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Information presented as of December 31, 2017 is derived from audited financial statements.

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

Legal costs related to contingencies are expensed as incurred and were not material in either 2018 or 2017.

Joint Venture Accounting. The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note B below, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of March 31, 2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture and advanced the joint venture funds for operations in an amount of $1,600,000, with the net amount due December 31, 2016. As described in Note B below, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Cash and cash equivalents.

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 606”) No. 2014-09 “Revenue from Contracts from Customers”. Pursuant to ASC 606, revenue is recognized by the Company when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Upfront License Fees: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, upfront license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license.  For licenses that are not distinct from other obligations identified in the arrangement, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Note B.	JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now Series A Preferred Stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%. On August 11, 2017, the remaining $3,500,000 (3,500,000 shares) of Series A preferred stock became convertible, at the Company’s option, into common stock, at the lower of the Series B Preferred Stock Conversion Price, as may be adjusted for certain events, or the price of the next LipimetiX Development, Inc. financing, exceeding $1,000,000 on independently set valuation and terms. On August 11, 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000 (LipimetiX Development, Inc. incurred $15,000 in transaction costs as part of the Series B-2 Preferred Stock issuance, which was been shown in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018, as a reduction of Additional Paid in Capital on the Consolidated Statements of Changes in Equity and a cash flow provided by financing activities in the Consolidated Statements of Cash Flows at December 31, 2017). As discussed below, the JV Series B-1 and B-2 Preferred Stock issuances, because of the participating and conversion features of the preferred stock, effectively changes the Company’s ownership in the JV to 62.2%. With the Series B-1 and B-2 Preferred Stock on an as-converted basis, and the Company converting its Series A Preferred Stock to common stock, the Company’s ownership would change to 69.75%. The JV 2016 Equity Incentive Plan has 83,480 shares of the JV’s common stock available to grant, of which, at March 31, 2018, options to purchase JV common stock shares totaling 81,479 have been granted. All options were granted with an exercise price of $1.07, vest 50% on the date of grant and monthly thereafter in equal amounts over a twenty-four-month period and are exercisable for ten years from the date of grant. If all stock available to grant in the JV 2016 Equity Incentive Plan were granted and exercised, and the Series B-1 Preferred Stock Warrants were exercised, the Company’s fully diluted ownership (on an as-converted basis) would be approximately 65.11%. On October 27, 2017 the Board granted Mr. Holliman an option to purchase14,126 shares of the LipimetiX Development, Inc. Series B-2 Preferred Stock it currently owns, at an exercise price of $10.70 per share, subject to adjustment and other terms consistent with the Series B-2 Preferred Stock. The option is exercisable for a five-year period from the date of grant. If exercised, this option would reduce the Company’s fully diluted ownership (on an as-converted basis including assumed exercise of other options and warrants) to approximately 64.31%.

LipimetiX, LLC was formed by the principals of Benu BioPharma, Inc. (“Benu”) and UABRF to commercialize UABRF’s intellectual property related to Apo E mimetic molecules, including AEM-28 and analogs. Benu is currently composed of Dennis I. Goldberg, Ph.D. and Eric M. Morrel, Ph.D. LipimetiX, LLC contributed all intellectual property rights for Apo E mimetic molecules it owned and assigned its Exclusive License Agreement between The University of Alabama at Birmingham Research Foundation (“UABRF”) and LipimetiX, LLC, for the UABRF intellectual property related to Apo E mimetic molecules AEM-28 and its analogs to the JV, in return for 400,000 voting common ownership units (now common stock), representing a 40% ownership interest in the JV at formation, and $378,000 in cash (for certain initial patent-related costs and legal expenses).

On August 25, 2016, LipimetiX Development, Inc. closed a Series B-1 Preferred Stock offering, raising funds of $1,012,000 ($946,000 net of issuance costs of approximately $66,000). Individual accredited investors and management participated in the financing. This initial closing of the Series B-1 Preferred Stock offering resulted in the issuance of 94,537 shares of preferred stock, convertible to an equal number of the JV’s common stock at the election of the holders and warrants to purchase an additional 33,088 shares of JV preferred stock, at an exercise price of $10.70, with a ten-year term.

As disclosed above, on August 11, 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000.

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

The Exclusive License Agreement assigned by LipimetiX, LLC to the JV on formation of the JV, as amended, calls for payment of patent filing, maintenance and other related patent fees, as well as a royalty of 3% on Net Sales of Licensed Products during the Term of the Agreement. The Agreement terminates upon the expiration of all Valid Patent Claims within the Licensed Patents, which are currently estimated to expire between 2019 and 2035. The Agreement, as amended, also calls for annual maintenance payments of $25,000, various milestone payments of $50,000 to $500,000 and minimum royalty payments of $500,000 to $1,000,000 per year commencing on January 1 of the first calendar year following the year in which the First Commercial Sale occurs. UABRF will also be paid 5% of Non-Royalty Income received.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven-month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed. New Management and Accounting Services Agreements were entered into effective June 1, 2016. The new monthly management fee is $80,000 and the new monthly accounting services fee was $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000, of which $250,000 was charged to expense in 2016 and $50,000 was charged to expense in the first quarter of 2017, and Accounting Fees totaling $60,000, charged to expense in 2016, were paid in 2016. In August 2017 the Accounting Services Agreement monthly fee was increased to $20,000 and will thereafter be accrued but not payable, until certain levels of joint venture funding are obtained from non-affiliated parties. At March 31, 2018, accounting fees of $160,000 were earned but unpaid. In August 2017, a Management Fee of $300,000 was approved by the joint venture’s Board of Directors with $150,000 paid and charged to expense in the third quarter of 2017 and $150,000 paid and expensed in the first quarter of 2018.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of March 31, 2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture, with the loan due December 31, 2016. In August 2017, the due date of the revolving loan was extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Subsequent to June 30, 2017, interest due on the revolving loan will be accrued and payable only upon certain additional funding of the joint venture by non-affiliated parties. Until repayment, the outstanding revolving loan and interest balance is convertible, at the Company’s option, into Series B Preferred Stock at the Series B-1 conversion price. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of the unpaid loan and accrued interest balance. At March 31, 2018, the revolving loan agreement balance, including accrued interest subsequent to June 30, 2017 of $60,000, was $1,660,000.

The joint venture incurred net operating expenses, prior to the elimination of intercompany transactions, of $427,000 in 2018 and $10,078,000 for the period from August 3, 2012 (inception) to March 31, 2018, of which $427,000, and $8,466,000, respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture and, depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through March 31, 2018, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at March 31, 2018 the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

Note C.	Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note B above) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd submits claims for a refundable research and development tax credit. At March 31, 2018 and December 31, 2017, expected refundable research and development tax credits of AUD$46,000 and AUD$42,000, respectively, are included in Other current assets in the Condensed Consolidated Balance Sheets.  The expected refundable research and development tax credits for the three-month periods ended March 31, 2018 and 2017 were AUD$4,000 and AUD$11,000, respectively.

Note D.	CONVERTIBLE PROMISSORY NOTES

On December 11, 2015, we entered into a Securities Purchase Agreement with Biotechnology Value Fund affiliated entities Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., Investment 10, LLC, and MSI BVF SPV,), which provided $1,000,000 in funding for our operations in the form of Convertible Promissory Notes (“Notes”). The Notes bear interest at 5% and were due April 30, 2017, with the due date subsequently extended to July 14, 2017. The Notes were secured by all intangible and tangible assets of the Company and convertible, either at the election of the Lenders or mandatory on certain future funding events, into either the Company’s Common or Preferred Stock. A portion of the funds were advanced to JV to initiate preclinical development activities. As described in Note E below, the Convertible Promissory Notes and accrued interest thereon of $79,000 were paid off on July 14, 2017. Prior to the July 14, 2017 transaction, the Biotechnology Value Fund affiliated entities owned approximately 19% of our outstanding common stock.

Note E.	SALE OF COMMON STOCK AND ISSUANCE OFSECURED debT

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017, on July 14, 2017, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with BP Peptides, LLC (“Brookstone"). The net proceeds will be used to fund our operations, infuse new capital into our joint venture, LipimetiX Development, Inc. ("JV") (As described in Note B above, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock.), to continue its development activities, and pay off the Convertible Promissory Notes (as described in Note D above) totaling $1,000,000, plus $79,000 in accrued interest.

Pursuant to the Agreement, Brookstone funded an aggregate of $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes and transaction costs, of which $1,012,500 was for the purchase of 13,500,000 newly issued shares of our Common Stock, and $2,427,500 was in the form of a secured loan, due October 15, 2020. On July 14, 2017 Brookstone also purchased 5,041,197 shares of the Company’s Common Stock directly from Biotechnology Value Fund affiliated entities, resulting in ownership of 18,541,197 shares of the Company’s Common Stock, representing approximately 34.1% of outstanding shares of the Company’s Common Stock at March 31, 2018. Transaction costs of $287,000 have been deferred and will be written off over the life of the secured loan, thirty-nine months from July 14, 2017 to October 20, 2020, on the straight-line basis. As described in Note F below, additional transaction costs of $12,000 were incurred with the Amendment and will be written off over the period of the date of the Amendment, January 30, 2018, to October 15, 2020. At March 31, 2018 transaction costs of $64,000 ($23,000 in 2018 and $41,000 in the second half of 2017), have been amortized and included in the Condensed Consolidated Statements of Operations in Interest and Other Expenses. At March 31, 2018 and December 31, 2017, unamortized transaction costs of $235,000 and $246,000, respectively, have been netted against the outstanding Secured Debt balance on the Condensed Consolidated Balance Sheets. As discussed in Note F below, interest payable on the Secured Debt is now due at loan maturity, October 15, 2020, and, at March 31, 2018 and December 31, 2017, accrued interest of $104,000 and $68,000, respectively, has been included in the Secured Debt balance on the Condensed Consolidated Balance Sheets. The interest on the secured debt ($36,000 in 2018 and $68,000 in the second half of 2017) has been included in the Condensed Consolidated Statements of Operations in Interest and Other Expenses.

A summary of the Secured Debt activity is as follows (000’s):

	March 31, 2018	December 31, 2017

Secured Debt	$2,427	$2,427
Transaction costs	(299)	(287)
	$2,128	$2,140
Amortization	64	41
	$2,192	$2,181
Accrued interest	104	68
	$2,296	$2,249

The secured loan bears interest at 6% per annum, with interest payable quarterly (now due at loan maturity see Note F below) and is secured by a security interest in all of our assets. As part of the Agreement, the Company and Brookstone entered into a Registration Rights Agreement granting Brookstone certain demand and piggyback registration rights. A provision in the Agreement entered into with Brookstone also requires the Company to nominate two candidates for a director position that have been recommended by Brookstone as long as Brookstone beneficially owns over 20% of the Company’s outstanding common stock and to nominate one candidate for a director position that has been recommended by Brookstone as long as Brookstone beneficially owns over 5% but less than 20% of the Company’s outstanding common stock.

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

Note F.	RELATED PARTY TRANSACTION - DEFERRAL OF SECURED DEBT INTEREST PAYMENTS AND ISSUANCE OF WARRANTS TO PURCHASE SHARES OF THE ANY’S COMMON STOCK

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note E above), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $0.75. At March 31, 2018, 984,301 shares are fully vested and exercisable.

The fair value of the Warrants was determined to be $43,000. The fair value of the Warrants will be amortized over the deferral period, January 30, 2018 to October 15, 2020, on the straight-line basis, as additional interest expense. Amortization expenses totaled $2,000 at March 31, 2018 and is included in Interest and other expenses, net, in the Condensed Consolidated Statement of Operations.

Note G.	SUBSEQUENT EVENT - LIPIMETIX DEVELOPMENT, INC. LICENSE AGREEMENT

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2018, on May 2, 2018, our JV, LipimetiX Development, Inc., entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. As described in Note B above, at March 31, 2018, JV net losses exceeded the JV capital accounts and all losses were being allocated to the Company. Revenue from the initial license payment, when recorded, is expected to reduce the amount of JV net losses previously allocated to the Company.

A copy of the UAB Research Foundation Exclusive License Agreement was attached as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2012 filed with Securities and Exchange Commission (‘SEC”) on August 10, 2012. A copy of the First Amendment and Consent to Assignment of the Exclusive License Agreement was attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2012 filed with the SEC on August 10, 2012. The Second Amendment to the Exclusive License Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three-month period ended March 31, 2018 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of AEM-28 or an analog, as treatment for Homozygous Familial Hypercholesterolemia, other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial AEM-28 development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Concurrent with the clinical development activities of AEM-28, the JV has performed pre-clinical studies that have identified analogs of AEM-28, and new formulations, that have the potential of increased efficacy, higher human dose toleration and an extended composition of matter patent life (application filed with the U.S. Patent and Trademark Office in 2014).

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

Description of Current Peptide Drug Candidates.

Apo E Mimetic Peptide Molecule – AEM-28 and its analogs

Apolipoprotein E is a 299 amino acid protein that plays an important role in lipoprotein metabolism. Apolipoprotein E (Apo E) is in a class of protein that occurs throughout the body. Apo E is essential for the normal metabolism of cholesterol and triglycerides. After a meal, the postprandial (or post-meal) lipid load is packaged in lipoproteins and secreted into the blood stream. Apo E targets cholesterol and triglyceride rich lipoproteins to specific receptors in the liver, decreasing the levels in the blood. Elevated plasma cholesterol and triglycerides are independent risk factors for atherosclerosis, the buildup of cholesterol rich lesions and plaques in the arteries. AEM-28 is a 28 amino acid mimetic of Apo E and AEM-28 analogs are also 28 amino acid mimetics of Apo E (with an aminohexanoic acid group and a phospholipid). Both contain a domain that anchors into a lipoprotein surface while also providing the Apo E receptor binding domain, which allows clearance through the heparan sulfate proteoglycan (HSPG) receptors (Syndecan-1) in the liver. AEM-28 and its analogs, as Apo E mimetics, have the potential to restore the ability of these atherogenic lipoproteins to be cleared from the plasma, completing the reverse cholesterol transport pathway, and thereby reducing cardiovascular risk. This is an important mechanism of action for AEM-28 and its analogs. Atherosclerosis is the major cause of cardiovascular disease, peripheral artery disease and cerebral artery disease, and can cause heart attack, loss of limbs and stroke. Defective lipid metabolism also plays an important role in the development of adult onset diabetes mellitus (Type 2 diabetes), and diabetics are particularly vulnerable to atherosclerosis, heart and peripheral artery diseases. Our joint venture has an Exclusive License Agreement with the University of Alabama at Birmingham Research Foundation for a broad domain of Apo E mimetic peptides, including AEM-28 and its analogs.

Critical Accounting Policies

Our critical accounting policies are those that affect or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018, for the year ended December 31, 2017 are those that depend most heavily on these judgments and estimates. As of March 31, 2018, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2017.

Results of Operations Comparing Three-Month Period Ended March 31, 2018 to the Corresponding Period in 2017.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $229,000 in the first quarter of 2018 compared to $113,000 in the first quarter of 2017. Administration expenses increased primarily due to professional fees (legal and accounting) due to business transaction activity and the lack of audit fees in the first quarter of 2017, as the audit of the 2016 financial statements did not commence until the third quarter of 2017.

Research and Development Expenses: Research and development expenses were $301,000 for the first quarter of 2018 compared to $267,000 for the first quarter of 2017. Our research and development expenses continue to reflect reduced spending as our development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in the first quarter of 2018 of $.6 million compared to a net loss of $.4 million in the first quarter of 2017. Net losses were comparable between periods after considering the above comments. Our operations and the development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through March 31, 2018 we have loaned an additional $1.6 million to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. As described in Note E to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note D to the Financial Statements included in this Quarterly Report on Form 10-Q, and transaction costs of $287,000. At March 31, 2018, we had cash and cash equivalents of $805,000, of which $300,000 is held by our JV. As disclosed in Note G to the Financial Statements included in this Quarterly Report on Form 10-Q, on May 2, 2018, our JV entered into a License Agreement which will result in the receipt of a $2,000,000 nonrefundable payment.

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

As discussed in Note E to the Financial Statement included in this Quarterly Report on Form 10-Q, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC, an entity that at March 31, 2018 owns approximately 34.1% of the Company’s common stock. Interest on the secured loan, at a rate of 6% per annum, is payable on the maturity date of the secured loan.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Chairman and Chief Executive Officer	May 11, 2018
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	May 11, 2018
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2018

No.	Description	Incorporated by Reference To:	Filed Herewith
10.1	License Agreement dated May 2, 2018 by and between LipimetiX Development, Inc. and Anji Pharmaceuticals Inc	Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2018
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.*
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2018, filed with the SEC on May 11, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.		X

* Furnished herewith

