Form 10-Q
period 2018-06-30
Capstone Therapeutics Corp.
filed 2018-08-13
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-21214

CAPSTONE THERAPEUTICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1275 W. Washington Street, Suite 104, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

54,385,411 shares of common stock outstanding as of August 1, 2018

2

CAPSTONE THERAPEUTICS CORP.

INDEX

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,291	$1,275
Other current assets	11	98
Total current assets	2,302	1,373

Patent license rights, net	118	196
Total assets	$2,420	$1,569

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$244	$197
Other accrued liabilities	3	2
Total current liabilities	247	199

Secured debt and accrued interest, net of unamortized issuance costs	2,355	2,249

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value; 150,000,000 shares authorized; 54,385,411 shares outstanding in 2018 and 2017	27	27
Additional paid-in capital	190,474	190,468
Accumulated deficit	(190,683)	(191,374)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(182)	(879)
Noncontrolling interest	-	-
Total equity	(182)	(879)
Total liabilities and equity	$2,420	$1,569

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

SUBLICENSE REVENUE	$2,000	$-	$2,000	$-
OPERATING EXPENSES:
Sublicense transaction costs	254	-	254	-
General and administrative	84	102	313	215
Research and development	322	112	623	379
Total operating expenses	660	214	1,190	594
Income (loss) after operating expenses	1,340	(214)	810	(594)
Interest and other income (expense), net	(62)	6	(122)	(9)
Income(loss) from operations before taxes	1,278	(208)	688	(603)
Income tax benefit	-	2	3	10
NET INCOME (LOSS)	1,278	(206)	691	(593)
Less: Net Income (Loss) attributable to the noncontrolling interest	-	-	-	-
Net Income (Loss) attributable to Capstone Therapeutics Corp. stockholders	$1,278	$(206)	$691	$(593)
Per Share Information:
Net Income (Loss), basic and diluted, attributable to Capstone Therapeutic Corp. stockholders	$0.02	$(0.01)	$0.01	$(0.01)
Basic and diluted shares outstanding	54,385	40,885	54,385	40,885

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017

OPERATING ACTIVITIES
Net income (loss)	$691	$(593)
Non cash items:
Amortization	78	86
Non-cash interest expense	118	-
Non-cash stock based interest expense	6	-
Change in other operating items:
Other current assets	87	77
Accounts payable	47	144
Other accrued liabilities	(11)	25
Cash flows provided by (used in) operating activities	1,016	(261)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-
FINANCING ACTIVITIES
Cash flows provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,016	(261)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,275	698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,291	$437

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs or to continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction or conducting a private or public offering of debt or equity securities for capital. As described in Note E below, the Company, on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note D below, and transaction costs of $287,000. As discussed in Note B below, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock. The additional funds have alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its development goals and for the Company to continue its planned operations.

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

The valuation of our patent license rights is considered to be a significant estimate.

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

Joint Venture Accounting. The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note B below, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of June 30, 2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture and advanced the joint venture funds for operations in an amount of $1,600,000, with the net amount due December 31, 2016. As described in Note B below, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

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

Note B. JOINT VENTURE FOR DEVELOPMENT OF APO E MIMETIC PEPTIDE MOLECULE AEM-28 AND ANALOGS

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now Series A Preferred Stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%. On August 11, 2017, the remaining $3,500,000 (3,500,000 shares) of Series A preferred stock became convertible, at the Company’s option, into common stock, at the lower of the Series B Preferred Stock Conversion Price, as may be adjusted for certain events, or the price of the next LipimetiX Development, Inc. financing, exceeding $1,000,000 on independently set valuation and terms. On August 11, 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000 (LipimetiX Development, Inc. incurred $15,000 in transaction costs as part of the Series B-2 Preferred Stock issuance, which was been shown in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018, as a reduction of Additional Paid in Capital on the Consolidated Statements of Changes in Equity and a cash flow provided by financing activities in the Consolidated Statements of Cash Flows at December 31, 2017). As discussed below, the JV Series B-1 and B-2 Preferred Stock issuances, because of the participating and conversion features of the preferred stock, effectively changes the Company’s ownership in the JV to 62.2%. With the Series B-1 and B-2 Preferred Stock on an as-converted basis, and the Company converting its Series A Preferred Stock to common stock, the Company’s ownership would change to 69.75%. The JV 2016 Equity Incentive Plan has 83,480 shares of the JV’s common stock available to grant, of which, at June 30, 2018, options to purchase JV common stock shares totaling 81,479 have been granted. All options were granted with an exercise price of $1.07, vest 50% on the date of grant and monthly thereafter in equal amounts over a twenty-four-month period and are exercisable for ten years from the date of grant. If all stock available to grant in the JV 2016 Equity Incentive Plan were granted and exercised, and the Series B-1 Preferred Stock Warrants were exercised, the Company’s fully diluted ownership (on an as-converted basis) would be approximately 65.11%. On October 27, 2017 the Board granted Mr. Holliman an option to purchase14,126 shares of the LipimetiX Development, Inc. Series B-2 Preferred Stock it currently owns, at an exercise price of $10.70 per share, subject to adjustment and other terms consistent with the Series B-2 Preferred Stock. The option is exercisable for a five-year period from the date of grant. If exercised, this option would reduce the Company’s fully diluted ownership (on an as-converted basis including assumed exercise of other options and warrants) to approximately 64.31%.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven-month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed. New Management and Accounting Services Agreements were entered into effective June 1, 2016. The monthly management fee in the new Management Agreement was set at $80,000 and the monthly accounting services fee in the new Accounting Services Agreement was set at $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000, of which $250,000 was charged to expense in 2016 and $50,000 was charged to expense in the first quarter of 2017, and Accounting Fees totaling $60,000, charged to expense in 2016, were paid in 2016. In August 2017 the Accounting Services Agreement monthly fee was increased to $20,000 and will thereafter be accrued but not payable, until certain levels of joint venture funding are obtained from non-affiliated parties. At June 30, 2018, accounting fees of $220,000 were earned but unpaid. In August 2017, a Management Fee of $300,000 was approved by the joint venture’s Board of Directors with $150,000 paid and charged to expense in the third quarter of 2017 and $150,000 paid and expensed in the first quarter of 2018. Commencing April 2018, a monthly Management Fee of $50,000 is being paid.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of June 30, 2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture, with the loan due December 31, 2016. In August 2017, the due date of the revolving loan was extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Subsequent to June 30, 2017, interest due on the revolving loan will be accrued and payable only upon certain additional funding of the joint venture by non-affiliated parties. Until repayment, the outstanding revolving loan and interest balance is convertible, at the Company’s option, into Series B Preferred Stock at the Series B-1 conversion price. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of the unpaid loan and accrued interest balance. At June 30, 2018, the revolving loan agreement balance, including accrued interest subsequent to June 30, 2017 of $80,000, was $1,680,000.

The joint venture incurred net operating income (expenses), prior to the elimination of intercompany transactions, of $965,000 in 2018 and ($8,686,000) for the period from August 3, 2012 (inception) to June 30, 2018, of which $965,000, and ($7,074,000), respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture and, depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through June 30, 2018, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at June 30, 2018, the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

Note C. Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note B above) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, LipimetiX Australia Pty Ltd submits claims for a refundable research and development tax credit. At June 30, 2018 and December 31, 2017, expected refundable research and development tax credits of AUD$4,000 and AUD$42,000, respectively, are included in Other current assets in the Condensed Consolidated Balance Sheets. The expected refundable research and development tax credits for the six-month periods ended June 30, 2018 and 2017 were AUD$4,000 and AUD$11,000, respectively and are included in the Condensed Consolidated Statements of Operations in Income tax benefit.

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

Note E. SALE OF COMMON STOCK AND ISSUANCE OF SECURED debT

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

Pursuant to the Agreement, Brookstone funded an aggregate of $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes and transaction costs, of which $1,012,500 was for the purchase of 13,500,000 newly issued shares of our Common Stock, and $2,427,500 was in the form of a secured loan, due October 15, 2020. On July 14, 2017 Brookstone also purchased 5,041,197 shares of the Company’s Common Stock directly from Biotechnology Value Fund affiliated entities, resulting in ownership of 18,541,197 shares of the Company’s Common Stock, representing approximately 34.1% of outstanding shares of the Company’s Common Stock at June 30, 2018. Transaction costs of $287,000 have been deferred and will be written off over the life of the secured loan, thirty-nine months from July 14, 2017 to October 20, 2020, on the straight-line basis. Additional transaction costs of $12,000 were incurred with the Amendment (see Note F) and will be written off over the period of the date of the Amendment, January 30, 2018, to October 15, 2020. At June 30, 2018 transaction costs of $87,000 ($46,000 in 2018 and $41,000 in the second half of 2017), have been amortized and included in the Condensed Consolidated Statements of Operations in Interest and Other Expenses. At June 30, 2018 and December 31, 2017, unamortized transaction costs of $212,000 and $246,000, respectively, have been netted against the outstanding Secured Debt balance on the Condensed Consolidated Balance Sheets. As discussed in Note F below, interest payable on the Secured Debt is now due at loan maturity, October 15, 2020, and, at June 30, 2018 and December 31, 2017, accrued interest of $140,000 and $68,000, respectively, has been included in the Secured Debt balance on the Condensed Consolidated Balance Sheets. The interest on the secured debt ($72,000 in 2018 and $68,000 in the second half of 2017) has been included in the Condensed Consolidated Statements of Operations in Interest and other income (expense), net.

A summary of the Secured Debt activity is as follows (000’s):

	June 30, 2018	December 31, 2017

Secured Debt	$2,427	$2,427
Transaction costs	(299)	(287)
	$2,128	$2,140
Amortization	87	41
	$2,215	$2,181
Accrued interest	140	68
	$2,355	$2,249

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

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note E above), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $0.75. At June 30, 2018, 1,463,151 shares are fully vested and exercisable.

The fair value of the Warrants was determined to be $43,000. The fair value of the Warrants will be amortized over the deferral period, January 30, 2018 to October 15, 2020, on the straight-line basis, as additional interest expense. Amortization expense totaled $6,000 for the six-month period ended June 30, 2018 and is included in Interest and other expenses, net, in the Condensed Consolidated Statements of Operations.

Note G. LIPIMETIX DEVELOPMENT, INC. LICENSE AGREEMENT

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2018, on May 2, 2018, our JV, LipimetiX Development, Inc., entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. The JV recorded the receipt of the $2,000,000 payment as revenue in the second quarter of 2018. Transaction costs related to the revenue totaled $254,000 and consisted of a $100,000 payment to the UAB Research Foundation, as required by the UAB Research Foundation Exclusive License Agreement, a $100,000 advisory fee and $54,000 in legal fees. As described in Note B above, at June 30, 2018, JV net losses exceeded the JV capital accounts and all losses were being allocated to the Company. Revenue recorded for the $2,000,000 payment reduced the amount of JV net losses previously allocated to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and six month periods ended June 30, 2018 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Critical Accounting Policies

Our critical accounting policies are those that affect or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018, for the year ended December 31, 2017 are those that depend most heavily on these judgments and estimates. As of June 30, 2018, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2017, except for the adoption of FASB ASU 606 No: 2014-09 “Revenue from Contracts for Customers”, as described in Note A to the Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations Comparing Three-Month Period Ended June 30, 2018 to the Corresponding Period in 2017.

Sublicense Revenue: As described in Note G to the Financial Statements included in this Quarterly Report on Form 10-Q, the JV entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. The JV recorded the receipt of the $2,000,000 payment as revenue in the second quarter of 2018. Transaction costs related to the sublicense totaled $254,000 and are separately stated on the Condensed Consolidated Statement of Operations included in the Financial Statements included in this Quarterly Report on Form 10-Q.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $84,000 in the second quarter of 2018 compared to $102,000 in the second quarter of 2017. Administration expenses decreased primarily due to cost cutting efforts, including a decrease by approximately 50% of office spaced leased by the Company, effective March 1, 2018.

Research and Development Expenses: Research and development expenses were $322,000 for the second quarter of 2018 compared to $112,000 for the second quarter of 2017. Our research and development expenses increased in 2018 because of additional funds being available due to the additional $1,000,000 investment in the JV made by the Company in August 2017. Our research and development expenses continue to reflect reduced spending as our development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Interest and other income (expense), net: Interest and other income (expense), net was ($62,000) for the second quarter of 2018 compared to $6,000 for the second quarter of 2017. The increase in expense in 2018 is due interest recorded on the Secured Debt as described in Note E included in the Financial Statements included in this Quarterly Report on Form 10-Q and on the issuance of Warrants described in Note F included in the Financial Statements included in this Quarterly Report on Form 10-Q.

Net Loss attributable to Capstone Therapeutics stockholders: We recorded a net income in the second quarter of 2018 of $1.3 million compared to a net loss of $.2 million in the second quarter of 2017. The change is primarily due to the receipt of sublicense revenue partially offset by increased research and development spending in 2018 because of additional funds being available due to the additional $1,000,000 investment in the JV made by the Company in August 2017. Our operations and the development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Results of Operations Comparing Six-Month Period Ended June 30, 2018 to the Corresponding Period in 2017.

Sublicense Revenue: As described in Note G to the Financial Statements included in this Quarterly Report on Form 10-Q, the JV entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. The JV recorded the receipt of the $2,000,000 payment as revenue in the second quarter of 2018. Transaction costs related to the sublicense totaled $254,000 and are separately stated on the Condensed Consolidated Statement of Operations included in the Financial Statements included in this Quarterly Report on Form 10-Q.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $313,000 in 2018 compared to $215,000 in the 2017. G&A expenses increased primarily due to professional fees (legal and accounting) due to business transaction activity and the absence of audit fees in the first half of 2017, as the audit of the 2016 financial statements did not commence until the third quarter of 2017.

Research and Development Expenses: Research and development expenses were $623,000 for 2018 compared to $379,000 for 2017. Our research and development expenses increased in 2018 because of additional funds being available due to the additional $1,000,000 investment in the JV made by the Company in August 2017. Our research and development expenses continue to reflect reduced spending as our development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Interest and other income (expense), net: Interest and other income (expense), net was ($122,000) for 2018 compared to ($9,000) for 2017. The increase in expense in 2018 is due to interest recorded on the Secured Debt, as described in Note E included in the Financial Statements included in this Quarterly Report on Form 10-Q, and on the issuance of Warrants, described in Note F included in the Financial Statements included in this Quarterly Report on Form 10-Q.

Net Loss attributable to Capstone Therapeutics stockholders: We recorded a net income in 2018 of $.7 million compared to a net loss of $.6 million in 2017. The change is primarily due to the receipt of sublicense revenue partially offset by increased research and development spending in 2018 because of additional funds being available due to the additional $1,000,000 investment in the JV made by the Company in August 2017. Our operations and the development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through March 31, 2018 we have loaned an additional $1.6 million to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. As described in Note E to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note D to the Financial Statements included in this Quarterly Report on Form 10-Q, and transaction costs of $287,000. As disclosed in Note G to the Financial Statements included in this Quarterly Report on Form 10-Q, on May 2, 2018, our JV entered into a License Agreement which resulted in the receipt of a $2,000,000 nonrefundable payment ($1,746,000 net of transaction costs). At June 30, 2018, we had cash and cash equivalents of $2,291,000, of which $1,850,000 is held by our JV.

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

As discussed in Note E to the Financial Statement included in this Quarterly Report on Form 10-Q, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC, an entity that at June 30, 2018 owns approximately 34.1% of the Company’s common stock. Interest on the secured loan, at a rate of 6% per annum, is payable on the maturity date of the secured loan.

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

CAPSTONE THERAPEUTICS CORP.
(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III	Chairman and Chief Executive Officer	August 13, 2018
John M. Holliman, III	(Principal Executive Officer)

/s/ Les M. Taeger	Senior Vice President and Chief	August 13, 2018
Les M. Taeger	Financial Officer
(Principal Financial and Accounting Officer)

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2018

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
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2018, filed with the SEC on August 13, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished herewith

X

