Form 10-Q
period 2018-09-30
Capstone Therapeutics Corp.
filed 2018-11-06
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

54,385,411 shares of common stock outstanding as of November 1, 2018

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,816	$1,275
Other current assets	68	98
Total current assets	1,884	1,373

Patent license rights, net	78	196
Total assets	$1,962	$1,569

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$415	$197
Other accrued liabilities	2	2
Total current liabilities	417	199

Secured debt and accrued interest, net of unamortized issuance costs	2,415	2,249

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	27	27
150,000,000 shares authorized; 54,385,411 shares outstanding in 2018 and 2017
Additional paid-in capital	190,479	190,468
Accumulated deficit	(191,376)	(191,374)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(870)	(879)
Noncontrolling interest	-	-
Total equity	(870)	(879)
Total liabilities and equity	$1,962	$1,569

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

SUBLICENSE REVENUE	$-	$-	$2,000	$-
OPERATING EXPENSES:
Sublicense transaction costs	-	-	254	-
General and administrative	126	159	439	374
Research and development	507	386	1,130	765
Total operating expenses	633	545	1,823	1,139
Income (loss) after operating expenses	(633)	(545)	177	(1,139)
Interest and other income (expense), net	(60)	(61)	(182)	(70)
Income(loss) from operations before taxes	(693)	(606)	(5)	(1,209)
Income tax benefit	-	8	3	18
NET INCOME (LOSS)	(693)	(598)	(2)	(1,191)
Less: Net Income (Loss) attributable to the noncontrolling interest	-	-	-	-
Net Income (Loss) attributable to Capstone
Therapeutics Corp. stockholders	$(693)	$(598)	$(2)	$(1,191)
Per Share Information:
Net Income (Loss), basic and diluted, attributable to
Capstone Therapeutic Corp. stockholders	$(0.01)	$(0.01)	$-	$(0.03)
Basic and diluted shares outstanding	54,385	52,331	54,385	44,743

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017

OPERATING ACTIVITIES
Net income (loss)	$(2)	$(1,191)
Non cash items:
Amortization	118	144
Non-cash interest expense	178	-
Non-cash stock based interest expense	11	-
Change in other operating items:
Other current assets	30	25
Accounts payable	218	(92)
Other accrued liabilities	(12)	(19)
Cash flows provided by (used in) operating activities	541	(1,133)
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-
FINANCING ACTIVITIES
Sale of Common Stock		1,013
Pay-off of Convertible Promissory Notes		(1,000)
Issuance of Secured Debt, net of issuance costs of $287		2,140
Cash flows provided by financing activities	-	2,153

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	541	1,020
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,275	698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,816	$1,718

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of one or more analogs of AEM-28 as treatment for Homozygous Familial Hypercholesterolemia, other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial AEM-28 development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs or to continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction or conducting a private or public offering of debt or equity securities for capital. As described in Note E below, the Company, on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note D below, and transaction costs of $287,000. As discussed in Note B below, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock. The additional funds, as well as a commitment of additional funding from the same investor on an as needed basis of approximately $275,000 through an increase in its outstanding long-term debt, alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its development goals and for the Company to continue its planned operations

In the opinion of management, the unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The financial statements include the consolidated results of Capstone Therapeutics Corp. and our approximately 60% owned subsidiary, LipimetiX Development, Inc. Intercompany transactions have been eliminated.

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

Joint Venture Accounting. The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note B below, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of September 30, 2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture and advanced the joint venture funds for operations, with the net amount due December 31, 2016. As described in Note B below, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Cash and cash equivalents.

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASC 606”) No. 2014-09 “Revenue from Contracts from Customers”. Pursuant to ASC 606, revenue is recognized by the Company when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now Series A Preferred Stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%. On August 11, 2017, the remaining $3,500,000 (3,500,000 shares) of Series A preferred stock became convertible, at the Company’s option, into common stock, at the lower of the Series B Preferred Stock Conversion Price, as may be adjusted for certain events, or the price of the next LipimetiX Development, Inc. financing, exceeding $1,000,000 on independently set valuation and terms. On August 11, 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000 (LipimetiX Development, Inc. incurred $15,000 in transaction costs as part of the Series B-2 Preferred Stock issuance, which was been shown in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018, as a reduction of Additional Paid in Capital on the Consolidated Statements of Changes in Equity and a cash flow provided by financing activities in the Consolidated Statements of Cash Flows at December 31, 2017). As discussed below, the JV Series B-1 and B-2 Preferred Stock issuances, because of the participating and conversion features of the preferred stock, effectively changes the Company’s ownership in the JV to 62.2%. With the Series B-1 and B-2 Preferred Stock on an as-converted basis, and the Company converting its Series A Preferred Stock to common stock, the Company’s ownership would change to 69.75%. The JV 2016 Equity Incentive Plan has 83,480 shares of the JV’s common stock available to grant, of which, at September 30, 2018, options to purchase JV common stock shares totaling 81,479 have been granted. All options were granted with an exercise price of $1.07, vest 50% on the date of grant and monthly thereafter in equal amounts over a twenty-four-month period and are exercisable for ten years from the date of grant. If all stock available to grant in the JV 2016 Equity Incentive Plan were granted and exercised, and the Series B-1 Preferred Stock Warrants were exercised, the Company’s fully diluted ownership (on an as-converted basis) would be approximately 65.11%. On October 27, 2017 the Board granted Mr. Holliman an option to purchase14,126 shares of the LipimetiX Development, Inc. Series B-2 Preferred Stock it currently owns, at an exercise price of $10.70 per share, subject to adjustment and other terms consistent with the Series B-2 Preferred Stock. The option is exercisable for a five-year period from the date of grant. If exercised, this option would reduce the Company’s fully diluted ownership (on an as-converted basis including assumed exercise of other options and warrants) to approximately 64.31%.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven-month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed. New Management and Accounting Services Agreements were entered into effective June 1, 2016. The monthly management fee in the new Management Agreement was set at $80,000 and the monthly accounting services fee in the new Accounting Services Agreement was set at $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000, of which $250,000 was charged to expense in 2016 and $50,000 was charged to expense in the first quarter of 2017, and Accounting Fees totaling $60,000, charged to expense in 2016, were paid in 2016. In August 2017 the Accounting Services Agreement monthly fee was increased to $20,000 and will thereafter be accrued but not payable, until certain levels of joint venture funding are obtained from non-affiliated parties. At September 30, 2018, accounting fees of $280,000 were earned but unpaid. In August 2017, a Management Fee of $300,000 was approved by the joint venture’s Board of Directors with $150,000 paid and charged to expense in the third quarter of 2017 and $150,000 paid and expensed in the first quarter of 2018. Commencing April 2018, a monthly Management Fee of $50,000 is being paid.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of September 30, 2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture, with the loan due December 31, 2016. In August 2017, the due date of the revolving loan was extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Subsequent to June 30, 2017, interest due on the revolving loan will be accrued and payable only upon certain additional funding of the joint venture by non-affiliated parties. Until repayment, the outstanding revolving loan and interest balance is convertible, at the Company’s option, into Series B Preferred Stock at the Series B-1 conversion price. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of the unpaid loan and accrued interest balance. At September 30, 2018, the revolving loan agreement balance, including accrued interest subsequent to June 30, 2017 of $100,000, was $1,700,000.

The joint venture incurred net operating income (expenses), prior to the elimination of intercompany transactions, of $381,000 in 2018 and ($9,269,000) for the period from August 3, 2012 (inception) to September 30, 2018, of which $381,000, and ($7,658,000), respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture and, depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through September 30, 2018, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at September 30, 2018, the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

Note C.	Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note B above) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, LipimetiX Australia Pty Ltd submits claims for a refundable research and development tax credit. At September 30, 2018 and December 31, 2017, expected refundable research and development tax credits of AUD$4,000 and AUD$42,000, respectively, are included in Other current assets in the Condensed Consolidated Balance Sheets. The expected refundable research and development tax credits for the nine-month periods ended September 30, 2018 and 2017 were AUD$4,000 and AUD$18,000, respectively and are included in the Condensed Consolidated Statements of Operations in Income tax benefit.

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

Pursuant to the Agreement, Brookstone funded an aggregate of $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes and transaction costs, of which $1,012,500 was for the purchase of 13,500,000 newly issued shares of our Common Stock, and $2,427,500 was in the form of a secured loan, due October 15, 2020. On July 14, 2017 Brookstone also purchased 5,041,197 shares of the Company’s Common Stock directly from Biotechnology Value Fund affiliated entities, resulting in ownership of 18,541,197 shares of the Company’s Common Stock, representing approximately 34.1% of outstanding shares of the Company’s Common Stock at September 30, 2018. Transaction costs of $287,000 have been deferred and will be written off over the life of the secured loan, thirty-nine months from July 14, 2017 to October 20, 2020, on the straight-line basis. Additional transaction costs of $12,000 were incurred with the Amendment (see Note F) and will be written off over the period of the date of the Amendment, January 30, 2018, to October 15, 2020. At September 30, 2018 transaction costs of $110,000 ($69,000 in 2018 and $41,000 in the second half of 2017), have been amortized and included in the Condensed Consolidated Statements of Operations in Interest and Other Expenses. At September 30, 2018 and December 31, 2017, unamortized transaction costs of $189,000 and $246,000, respectively, have been netted against the outstanding Secured Debt balance on the Condensed Consolidated Balance Sheets. As discussed in Note F below, interest payable on the Secured Debt is now due at loan maturity, October 15, 2020, and, at September 30, 2018 and December 31, 2017, accrued interest of $177,000 and $68,000, respectively, has been included in the Secured Debt balance on the Condensed Consolidated Balance Sheets. The interest on the secured debt ($109,000 in 2018 and $68,000 in the second half of 2017) has been included in the Condensed Consolidated Statements of Operations in Interest and other income (expense), net.

A summary of the Secured Debt activity is as follows (000’s):

	September 30, 2018	December 31, 2017

Secured Debt	$2,427	$2,427
Transaction costs	(299)	(287)
	$2,128	$2,140
Amortization	110	41
	$2,238	$2,181
Accrued interest	177	68
	$2,415	$2,249

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

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note E above), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $0.75. At September 30, 2018, 1,947,321 shares are fully vested and exercisable.

The fair value of the Warrants was determined to be $43,000. The fair value of the Warrants will be amortized over the deferral period, January 30, 2018 to October 15, 2020, on the straight-line basis, as additional interest expense. Amortization expense totaled $11,000 for the nine-month period ended September 30, 2018 and is included in Interest and other expenses, net, in the Condensed Consolidated Statements of Operations.

Note G.	LIPIMETIX DEVELOPMENT, INC. LICENSE AGREEMENT

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2018, on May 2, 2018, our JV, LipimetiX Development, Inc., entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. The JV recorded the receipt of the $2,000,000 payment as revenue in the second quarter of 2018. Transaction costs related to the revenue totaled $254,000 and consisted of a $100,000 payment to the UAB Research Foundation, as required by the UAB Research Foundation Exclusive License Agreement, a $100,000 advisory fee and $54,000 in legal fees. As described in Note B above, at September 30, 2018, JV net losses exceeded the JV capital accounts and all losses were being allocated to the Company. Revenue recorded for the $2,000,000 payment reduced the amount of JV net losses previously allocated to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and nine-month periods ended September 30, 2018 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On August 3, 2012, we entered into a joint venture, LipimetiX Development, LLC, (now LipimetiX Development, Inc.), (the “JV”), to develop Apo E mimetic peptide molecule AEM-28 and its analogs. The JV has a development plan to pursue regulatory approval of one or more analogs of AEM-28 as treatment for Homozygous Familial Hypercholesterolemia, other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial AEM-28 development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting reduction of cholesterol and triglycerides.

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

Critical Accounting Policies

Our critical accounting policies are those that affect or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018, for the year ended December 31, 2017 are those that depend most heavily on these judgments and estimates. As of September 30, 2018, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2017, except for the adoption of FASB ASC 606 No: 2014-09 “Revenue from Contracts for Customers”, as described in Note A to the Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations Comparing Three-Month Period Ended September 30, 2018 to the Corresponding Period in 2017.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $126,000 in the third quarter of 2018 compared to $159,000 in the third quarter of 2017. Administration expenses decreased primarily due to cost cutting efforts, including a decrease by approximately 50% of office spaced leased by the Company, effective March 1, 2018.

Research and Development Expenses: Research and development expenses were $507,000 for the third quarter of 2018 compared to $386,000 for the third quarter of 2017. Our research and development expenses increased in 2018 because of additional funds being available due to the additional $1,000,000 investment in the JV made by the Company in August 2017 and the $2,000,000 License Agreement payment received in 2018 (as described in Note G included in the Financial Statements included in this Quarterly Report on Form 10-Q). Our research and development expenses continue to reflect reduced spending as our development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Interest and other income (expense), net: Interest and other income (expense), net was ($60,000) for the third quarter of 2018 compared to ($61,000) for the third quarter of 2017. The expense in 2018 is interest recorded on the Secured Debt as described in Note E included in the Financial Statements included in this Quarterly Report on Form 10-Q and on the issuance of Warrants described in Note F included in the Financial Statements included in this Quarterly Report on Form 10-Q.

Net Loss attributable to Capstone Therapeutics stockholders: We recorded a net loss in the third quarter of 2018 of $.7 million compared to a net loss of $.6 million in the third quarter of 2017. Our operations and the development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Results of Operations Comparing Nine-Month Period Ended September 30, 2018 to the Corresponding Period in 2017.

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

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $439,000 in 2018 compared to $374,000 in the 2017. G&A expenses increased primarily due to the purchase of D&O insurance.

Research and Development Expenses: Research and development expenses were $1,130,000 for 2018 compared to $765,000 for 2017. Our research and development expenses increased in 2018 because of additional funds being available. Our research and development expenses continue to reflect reduced spending as our development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Interest and other income (expense), net: Interest and other income (expense), net was ($182,000) for 2018 compared to ($70,000) for 2017. The increase in expense in 2018 is interest recorded on the Secured Debt, as described in Note E included in the Financial Statements included in this Quarterly Report on Form 10-Q, and on the issuance of Warrants, described in Note F included in the Financial Statements included in this Quarterly Report on Form 10-Q.

Net Loss attributable to Capstone Therapeutics stockholders: We recorded a net loss for the nine months ended September 30, 2018 of $2,000 compared to a net loss of $1.2 million for the same period in 2017. The change is primarily due to the receipt of sublicense revenue partially offset by increased research and development spending in 2018 because of additional funds being available. Our operations and the development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through September 30, 2018 we have loaned an additional $1.6 million to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. As described in Note E to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note D to the Financial Statements included in this Quarterly Report on Form 10-Q, and transaction costs of $287,000. As disclosed in Note G to the Financial Statements included in this Quarterly Report on Form 10-Q, on May 2, 2018, our JV entered into a License Agreement which resulted in the receipt of a $2,000,000 nonrefundable payment ($1,746,000 net of transaction costs). At September 30, 2018, we had cash and cash equivalents of $1,816,000, of which $1,506,000 is held by our JV.

We intend to continue limiting our internal operations to a virtual operating model in 2018; however, without additional funding, we will also limit the development activities of AEM-28 and its analogs. Lack of additional funding for development activities of AEM-28 and its analogs could would impair our ability to continue our current operations as planned.

Funding permitting, our planned operations in 2018 consist of continued monitoring and participating in the management of the JV’s development activities.

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

As discussed in Note E to the Financial Statement included in this Quarterly Report on Form 10-Q, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC, an entity that at September 30, 2018 owns approximately 34.1% of the Company’s common stock. Interest on the secured loan, at a rate of 6% per annum, is payable on the maturity date of the secured loan.

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

CAPSTONE THERAPEUTICS CORP.

(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Chairman and Chief Executive Officer (Principal Executive Officer)	November 6, 2018

/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2018

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2018

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2018, filed with the SEC on November 6, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished herewith

X

