Form 10-K
period 2018-12-31
Capstone Therapeutics Corp.
filed 2019-03-22
CIK 887151

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCQB on June 30, 2018 was approximately $1,354,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference:   None

The number of outstanding shares of the registrant’s common stock on February 15, 2019, was 54,385,411.

CAPSTONE THERAPEUTICS CORP.

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2018

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

Concurrent with the clinical development activities of AEM-28, the JV has performed pre-clinical studies that have identified analogs of AEM-28 and a new formulation, that have the potential of increased efficacy, higher human dose toleration and an extended composition of matter patent life (application filed with the U.S. Patent and Trademark Office in 2014). The JV’s current intent is to prioritize the development of an analog of AEM-28, specifically AEM-28-08.

The JV and the Company are exploring fundraising, partnering or licensing, to obtain additional funding to continue development activities, and operations.

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

On August 3, 2012, we entered into a joint venture with LipimetiX Development, LLC, (now LipimetiX Development, Inc.) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

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

Research and Development

At December 31, 2018, we utilize consultants to perform all administrative, regulatory or research tasks. We have entered into consulting agreements with former employees in an effort to retain their availability to render services if and when needed.

Our research and development for 2018 and 2017 consisted primarily of work with or through our joint venture.

Through our joint venture, LipimetiX Development, Inc. (“JV”), we incurred expenses of $1.4 million and $1.2 million relating to AEM-28 or its analogs research efforts in 2018 and 2017, respectively. The JV has a development plan to pursue regulatory approval of AEM-28 or its analogs, as treatment for Homozygous Familial Hypercholesterolemia, other hyperlipidemic indications, and acute coronary syndrome/atherosclerosis regression. The initial AEM-28 development plan extended through Phase 1a and 1b/2a clinical trials and was completed in the fourth quarter of 2014. The clinical trials had a safety primary endpoint and an efficacy endpoint targeting cholesterol and lipid reduction.

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

Concurrent with the development activities with AEM-28, the JV performed limited pre-clinical studies that have identified analogs of AEM-28 and a new formulation, that have the potential of greater efficacy, higher human dose toleration and an extended composition of matter patent life (application filed in 2014).

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

Employees

As of December 31, 2018, we utilized consultants to perform all administrative, regulatory or research tasks. We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed. As a research and development business, we believe that the success of our business will depend in part on our ability to identify, attract and retain qualified research personnel, both as employees and as consultants. We face competition from private companies and public institutions for qualified research personnel. In prior years, none of our employees were represented by a union and we considered our relationship with our employees to be good.

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

To obtain regulatory approvals for new products, our JV must, among other things, initiate and successfully complete multiple clinical trials demonstrating, to the satisfaction of the FDA or other regulatory authorities, that our JV’s product candidates are sufficiently safe and effective for a particular indication. We currently rely on third party clinical research organizations and other consultants to assist our JV in designing, administering and assessing the results of those trials and to perform research and development with respect to product candidates. In relying on those third parties, we are dependent upon them to timely and accurately perform their services. If third party organizations do not accurately collect and assess the trial data, our JV may discontinue development of viable product candidates or continue allocating resources to the development and marketing of product candidates that are not efficacious. Either outcome could result in significant financial harm to us.

The loss of key management and scientific personnel may hinder our JV’s ability to execute our business plan.

As a small company our success depends on the continuing contributions of our management team and scientific consultants, and maintaining relationships with the network of medical and academic centers in the United States and abroad, and centers that conduct our clinical trials. We utilize consultants to perform a variety of administrative, regulatory or research tasks. We have entered into consulting agreements with various former key employees, but there is no assurance that these persons will be available in the future to the extent their services may be needed.

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

The trading price for our common stock, which is traded in the over-the-counter market, has varied significantly in the past (from a high of $9.32 to a low of $0.02 during the period of January 1, 2004 through December 31, 2018) and may vary in the future due to a number of factors, including:

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

We are authorized to issue 150,000,000 shares of common stock. As of December 31, 2018, there were 54,385,411 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options, warrants or additional investment rights. As of December 31, 2018, we had options outstanding to purchase approximately 3,007,000 shares of our common stock, the exercise price of which ranges between $0.05 per share to $.82 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent additional options or warrants are granted and exercised or additional stock is issued, the holders of our common stock will experience further dilution. At December 31, 2018, no shares remain available to grant under the 2015 Equity Incentive Plan.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10 to the Financial Statements included in this Annual report on Form 10-K), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $.075. At December 31, 2018 2,436,811 shares are fully vested and exercisable.

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

These provisions are not intended to prevent a takeover but are intended to protect and maximize the value of our stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our Board, they could enable our Board to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of our securities is pre-approved by our Board under Section 203.

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

On August 3, 2012, we entered into a joint venture with LipimetiX, LLC (now LipimetiX Development, Inc.) to develop the Apo E mimetic peptide AEM-28 and its analogs and we contributed $6 million to the joint venture and at December 31, 2018 we have loaned an additional $1,720,000 (includes accrued interest of $120,000) to the joint venture. In August 2017, the Company invested an additional $1,000,000 through the purchase of 93,458 shares of series B-2 Preferred Stock of LipimetiX Development, Inc. Our cash investment in and loan to the joint venture represents a substantial proportion of our available cash.

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

We lease office space in a facility in Tempe, Arizona, which is an approximately 100,000 square foot facility designed and constructed for industrial purposes and is located in an industrial district. In July 2007, we entered into a five-year lease for 17,000 square feet of space in this Tempe facility, which became effective March 1, 2008. We amended this lease, effective March 1, 2013, to extend the lease for two additional years and reduce the square feet rented to 2,845. Additional amendments have extended this lease term to February 28, 2020. Effective March 1, 2018, the square feet rented was reduced to 1,379 square feet. We believe the facility is well-maintained and adequate for use through the end of our lease term.

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

	2018		2017
	High	Low	High	Low
1st Quarter	$0.06	$0.04	$0.11	$0.05
2nd Quarter	$0.06	$0.04	$0.07	$0.05
3rd Quarter	$0.06	$0.05	$0.09	$0.05
4th Quarter	$0.06	$0.02	$0.07	$0.04

As of February 15, 2019, 54,385,411 shares of our common stock were outstanding and held by approximately 347 stockholders of record.

Dividends

We have never paid a cash dividend on our common stock. We do not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None

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

In August 2004, we purchased substantially all of the assets and intellectual property of Chrysalis Biotechnology, Inc. (“CBI”), including its exclusive worldwide license for Chrysalin for all medical indications. Subsequently, our efforts were focused on research and development of Chrysalin with the goal of commercializing a product in fresh fracture healing. (In March 2012, we returned all rights to the Chrysalin intellectual property and no longer have any interest in, or rights to Chrysalin.)

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

Income Taxes: Accounting Standards Codification Topic 740 “Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred asset. We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and have established a valuation allowance for all of our deferred tax assets of approximately $38 million at December 31, 2018.

In March 2014, LipimetiX Development, LLC, now LipimetiX Development, Inc., (see Note 8 in the Financial Statements included in this Annual Report on Form 10-K for more information) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. The transitional Australian tax periods/years granted for Lipimetix Australia Pty Ltd end on June 30, 2014, December 31, 2014 and thereafter December 31 of each succeeding year. For the tax period ended June 30, 2014, Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$227,000. For the tax periods ended December 31, 2014, 2015, 2016 and 2017 refundable research and development tax credits of AUD$301,000, AUD$188,000, AUD$84,000 and AUD$42,000, respectively, were received by LipimetiX Australia Pty Ltd. At December 31, 2018, a refundable research and development tax credit of AUD$4,000 has been accrued, as it is more likely than not, that the recorded refundable research and development tax credit at December 31, 2018 will be approved and received.

Patents: Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012. Their cost is amortized on a straight-line basis over the key patent life of eighty months. At December 31, 2018, accumulated amortization totaled $1,006,000. If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded. Future utility of the patent license rights is dependent upon the Company’s ability to raise additional funding to continue development of AEM-28 and its analogs or to complete a sale, licensing or other transactions.

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

Losses previously allocated to the noncontrolling common stock interests represent an additional potential loss for the Company, as the noncontrolling common stock interests are not obligated to contribute assets to the joint venture and depending on the ultimate outcome of the joint venture, the Company could potentially absorb additional losses associated with the joint venture. At December 31, 2018, losses totaling $667,000 have been allocated to the noncontrolling common stock interests. The Company records a contingent loss when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to this loss contingency.

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

Stock based compensation: Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, now Accounting Standards Codification Topic 718 “Stock Compensation” (“ASC 718”). ASC 718 requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility adjusted for future expectations. The expected life of the stock options is based on historical data and future expectations. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period as if the award was, in-substance, a multiple award. However, the amount of compensation cost recognized at any date must at least equal the portion of grant-date fair value of the award that is vested at that date. For non-employees, this expense is recognized as the service is provided in accordance with ASC Topic 505-550 “Equity-Based Payments to Non-Employees.” The amount of stock-based compensation expense in 2006 and thereafter is reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

Joint Venture Accounting: The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A and B-1 preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31,2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture and has advanced the joint venture funds for operations, with the net amount due December 31, 2016. As described in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Revenue Accounting:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASC 606”) No. 2014-09 “Revenue from Contracts from Customers”. The Company adopted ASC 606 effective January 1, 2018 and as no revenue had been recognized under the old standard, no transition was required. Pursuant to ASC 606, revenue is recognized by the Company when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Recent Accounting Pronouncements

Leases: In February 2016 the FASB issued ASU 2016-02 Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2018 and July 2018. The objective of this update is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company believes the guidance will not have a material impact on its financial statements.

Cooperation Agreement: In May 2018 the Company’s joint venture (“JV”) entered into an agreement to cooperate with Anji Pharmaceuticals Inc. (“ANJI”) (see Note 12 to the Financial Statements included in this Annual Report on Form 10-K) in the development of AEM-28 and its analogs. The JV entered into a License Agreement (the “Sub-License”) with ANJI to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). As both parties intend to develop AEM-28 and its analogs, conducting independent development activities would result in both parties performing the same or similar pre-clinical work and clinical trial drug development. As such, the parties agreed to cooperate by the JV agreeing to perform certain preclinical work at its expense and for ANJI to cover the cost of clinical trial drug development. For efficiency and cost effectiveness the JV has agreed to manage the initial clinical trial drug development. Accordingly, the vendors performing the clinical trial drug development will bill the JV and ANJI will reimburse the JV. As provided for in ASC 606 and ASC 808 Collaborative Arrangements, the JV will net the reimbursements against the clinical trial drug development costs in Operating Expenses – Research & Development in the Consolidated Statements of Operations and the cash flow effect will be shown net in Operating Activities – Net Loss in the Consolidated Statements of Cash Flows in the Financial Statements included in this Annual Report on Form 10-K. Activity under the Cooperation Agreement as of December 31, 2018 totaled $52,000 and were all costs of ANJI. For the year ended December 31, 2018, Cooperation Agreement costs and reimbursement activity of $52,000 has been shown net and, accordingly, the Cooperation Agreement had no impact on the Consolidated Statements of Operations at December 31, 2018.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18 Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606. This ASU is effective for effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. As provided for in the ASU, the Company has elected to early adopt the ASU. The adoption of the ASU did not have a material effect on the Company’s financial statements at December 31, 2018.

Results of Operations Comparing Year Ended December 31, 2018 and 2017.

Sublicense Revenue: As described in Note 12 to the Financial Statements included in this Annual Report on Form 10-K, the JV entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. The JV recorded the receipt of the $2,000,000 payment as revenue in the second quarter of 2018. Transaction costs related to the sublicense totaled $254,000 and are separately stated on the Consolidated Statement of Operations included in the Financial Statements included in this annual Report on Form 10-K.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $554,000 in 2018 compared to $641,000 in the 2017. G&A expenses decreased primarily due to higher accounting fees in 2017.

Research and Development Expenses: Research and development expenses were $1,373,000 for 2018 compared to $1,039,000 for 2017. Our research and development expenses increased in 2018 because of additional funds being available. Our research and development expenses continue to reflect reduced spending as our development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Interest and other income (expense), net: Interest and other income (expense), net was ($251,000) for 2018 compared to ($111,000) for 2017. The increase in expense in 2018 is interest recorded on the Secured Debt, as described in Note 10 included in the Financial Statements included in this Annual Report on Form 10-K, and on the issuance of Warrants, described in Note 11 included in the Financial Statements included in this Annual Report on Form 10-K.

Income Tax Benefit: Income tax benefit in 2018 and 2017 consisted of a refundable Australian research and development tax credit, as described in Notes 3 and 6 to the Financial Statements included in this Annual Report on Form 10-K, related to our joint ventures’ Australian activities. Additionally, in 2018 the Company recorded a $49,000 AMT refundable tax credit, as provided for in the Tax Cuts and Jobs Act.

Net Loss attributable to Capstone Therapeutics stockholders: We recorded a net loss for 2018 of $.4 million compared to a net loss of $1.8 million for 2017. The change is primarily due to the receipt of sublicense revenue partially offset by increased research and development spending in 2018 because of additional funds being available. Our operations and the development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

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

Net Loss attributable to Capstone Therapeutics stockholders: We incurred a net loss in 2017 of $1.8 million, compared to a net loss of $.7 million (net of $.9 million allocated to the Series B-1 Preferred Stock ownership interest) in 2016. Net loss includes operations of LipimetiX Development, Inc. Our expenses reflect spending by the JV of funds from the JV Series B-1 Preferred Stock and Warrant offering in August 2016 and the Company’s purchase of JV Series B-2 Preferred Stock, as described in Notes 8 and 10 to the Financial Statements included in this Annual Report on Form 10-K. Our future development activities of AEM-28 and its analogs, including AEM-28-08, will be limited as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through December 31, 2018 we have loaned an additional $1,720,000 (including deferred interest of $120,000) to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. As described in Note 10 to the Financial Statements included in this Annual Report on Form 10-K, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note 9 to the Financial Statements included in this Annual Report on Form 10-K, and transaction costs of $287,000. As disclosed in Note 12 to the Financial Statements included in this Annual Report on Form 10-K, on May 2, 2018, our JV entered into a License Agreement which resulted in the receipt of a $2,000,000 nonrefundable payment ($1,746,000 net of transaction costs). At December 31, 2018, we had cash and cash equivalents of $1,341,000, of which $1,093,000 is held by our JV.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2019, on March 15, 2019, the Company entered into the Second Amendment to Securities Purchase, Loan and Security Agreement (the “2nd Amendment”) with Brookstone. The 2nd Amendment provides for additional advances to the Company up to a Maximum amount of $500,000 to be used for Company operations. Advances made will be added to the secured debt and be subject to the terms and conditions of the Securities Purchase, Loan and Security Agreement. At Brookstone’s sole discretion, the Maximum amount of the advances may be increased to an amount not exceeding $700,000.

We intend to continue limiting our internal operations to a virtual operating model in 2019; however, without additional funding, we will also limit the development activities of AEM-28 and its analogs. Lack of additional funding for development activities of AEM-28 and its analogs could would impair our ability to continue our current operations as planned.

Funding permitting, our planned operations in 2019 consist of continuing monitoring and participating in the management of the JV’s development activities.

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

As discussed in Note 10 to the Financial Statements included in this Annual Report on Form 10-K, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC, an entity that at December 31, 2018 owns approximately 34.1% of the Company’s common stock. Interest on the secured loan, at a rate of 6% per annum, is payable on the maturity date of the secured loan. The 2nd Amendment provides for additional advances to the Company. The advances made and interest thereon, will be will increase the amount due on the maturity date of the secured loan.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not believe that we have a material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Consolidated balance sheets as of December 31, 2018 and December 31, 2017 consolidated statements of operations, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2018, together with the related notes are set forth on the “F” pages of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Capstone Therapeutics Corp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 1992 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Management’s Report on Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 John M. Holliman, III (3)

John M. Holliman III, 65, has served as Executive Chairman and Principal Executive Officer of the Company since April 2006 and has served as a director of the Company since September 1987 and as Chairman of the Board of Directors since August 1997. Since February 1993 he has been a general partner of entities which are the general partners of Valley Ventures, LP (formerly known as Arizona Growth Partners, LP), Valley Ventures II, LP, Valley Ventures III, LP, Valley Ventures III Annex, LP, all of which are venture capital funds that invest principally in life science companies.

John M. Holliman, III has over thirty-five years of business experience, including service on the boards of over forty companies, commercial lending experience with major financial institutions, and has been active in venture capital financing for over thirty years, concentrating in the medical/biotech industries. Mr. Holliman earned a BBA in Finance and a MBA from Southern Methodist University and a Master of International Management from the Thunderbird School of Global Management. During his career Mr. Holliman has gained substantial executive and board level experience in business, finance and operations. The Board believes the experience and knowledge of Mr. Holliman qualifies him to serve on our board.

Fredric J. Feldman, Ph.D. (1) (2) (3)

Fredric J. Feldman, Ph.D., 78, has been the President of FJF Associates, a consultant to health care venture capital and emerging companies, since February 1992 and has served as a director of the Company since 1991. From September 1995 to June 1996, he was the Chief Executive Officer of Biex, Inc., a women’s healthcare company. He served as Chief Executive Officer of Oncogenetics, Inc., a cancer genetics reference laboratory, from 1992 to 1995. Between 1988 and 1992, Dr. Feldman was the President and Chief Executive Officer of Microgenics Corporation, a medical diagnostics company.

Dr. Feldman received his Ph.D. in analytical chemistry from the University of Maryland. He has been a director of a number of public and private companies involved in the healthcare industry. The Board believes that Dr. Feldman’s over 40 years of operating, scientific and business experience in the medical/biotech industry qualifies him for service on our board.

Elwood D. Howse, Jr. (1) (2) (3)

Elwood D. Howse, Jr., 79, has served as a director of the Company since September 1987.  In 1982, Mr. Howse founded Cable, Howse and Ragen, investment banking and stock brokerage firm, subsequently known as Ragen MacKenzie.  In 1977, Mr. Howse co-founded Cable & Howse Ventures, an early stage venture capital firm focused on technology.  In 1976, he served as Vice President, Corporate Finance, for Foster & Marshall, a northwest stock brokerage firm.  In 1974 he was the Chief Financial Officer of Seattle Stevedore Company and the Miller Produce Company.  Mr. Howse has served as a corporate director and advisor to various public, private and non-profit enterprises.  He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association.  He currently serves on the boards of directors of Formotus, Inc., BeneSol Corporation, and not-for-profits, Junior Achievement of Washington and the NOVIM Group.  Mr. Howse holds a BS in Engineering from Stanford University and an MBA from Stanford Graduate School of Business.

The Board believes Mr. Howse’s education and experience, particularly Mr. Howse’s financial experience, which qualifies him to be designated as our financial expert on our Audit Committee, brings important financial and business experience to the board and qualifies him to serve on our board.

Michael M. Toporek (2)

Michael M. Toporek, 55, has served as a director since July 14, 2017. Mr. Toporek has served as a director of Mechanical Technology, Incorporated (MKTY) since October 21, 2016. Since 2003, Mr. Toporek has served as the Managing General Partner of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of BV Peptides, LLC. Prior to founding Brookstone Partners in 2003, Mr. Toporek was both an active principal investor and an investment banker. Mr. Toporek began his career in Chemical Bank’s Investment Banking Group, later joined Dillon, Read and Co., which became UBS Warburg Securities Ltd. during his tenure, and SG Cowen and Company. Mr. Toporek currently serves on the Board of Trustees of Harlem Academy. Mr. Toporek has a B.A. in Economics and an M.B.A from the University of Chicago. Mr. Toporek brings strategic and financial expertise to the Board as a result of his experience with Brookstone Partners, which the Board believes qualifies him to serve as a director.

Matthew E. Lipman (1)

Matthew E. Lipman, 40, has served as a director since July 14, 2017. Since 2004, Mr. Lipman has served as Managing Director of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of BV Peptides, LLC. Mr. Lipman’s responsibilities at Brookstone Partners include identifying and evaluating investment opportunities, performing transaction due diligence, managing the capital structure of portfolio companies and working with management teams to implement operational and growth strategies. In addition, Mr. Lipman is responsible for executing add-on acquisitions and other portfolio company-related strategic projects. From July 2001 through June 2004, Mr. Lipman was an analyst in the mergers and acquisitions group at UBS Financial Services Inc. responsible for formulating and executing on complex merger, acquisition and financing strategies for Fortune 500 companies in the industrial, consumer products and healthcare sectors. Mr. Lipman currently serves on the Board of Directors of Instone, LLC and Denison Pharmaceuticals, LLC. Mr. Lipman has a B.S. in Business Administration from Babson College. Mr. Lipman brings over 15 years of experience working with companies to establish growth strategies and execute acquisitions, is proficient in reading and understanding financial statements, generally accepted accounting principles and internal controls as a direct result of his investment experience evaluating companies for potential investments, the management of financial reporting and capital structure for three portfolio companies, as well as relevant experience in board service, which the Board believes qualifies him to serve as a director.

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

The following table sets forth information regarding our executive officers and significant consultant:

Name	Age	Title
John M. Holliman, III	65	Executive Chairman and Principal Executive Officer
Randolph C. Steer, MD, Ph.D.	69	Consultant
Les M. Taeger	68	Senior Vice President, Chief Financial Officer and Principal Financial and Accounting Officer

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

Randolph C. Steer, MD, Ph.D. served as President of the Company from April 5, 2006 until October 31, 2011. Since then, Dr. Steer has provided scientific, regulatory and clinical consulting services to the Company.  Dr. Steer has been an independent pharmaceutical, biotechnology and medical devices consultant since 1989, and has provided services to the Company since 2002.  He has a broad scientific, medical and business background, including extensive experience in pre-clinical, clinical and regulatory affairs, having held key management positions in leading corporations and having served as an advisor to many companies in the United States and abroad.  Dr. Steer has also advised numerous venture capital firms, investment banks and independent investors on the commercial development of drugs, biologics, diagnostics and medical devices.  He has served as Associate Director of Medical Affairs at Marion Laboratories; Medical Director at Ciba Consumer Pharmaceuticals (Ciba-Geigy Corporation); Vice President, Senior Vice President and Member of the Executive Committee at Physicians World Communications Group; Chairman, President and Chief Executive Officer of Advanced Therapeutics Communications International, a global drug regulatory group, and Chairman and Chief Executive Officer of Vicus.com, Inc.  He is a member of the Board of Trustees of the Mayo Clinic and the Board of Directors of Bio-Techne Corporation and was a member of the Board of Directors of BioCryst Pharmaceuticals from 1994 to 2009.  Dr. Steer received his MD degree from the Mayo Medical School and his Ph.D. from the University of Minnesota, where he also completed a residency and subspecialty training in clinical and chemical pathology.  He is a Fellow of the American College of Clinical Pharmacology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended December 31, 2018.

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

Compensation of Directors

The following table sets forth compensation awarded to, earned by or paid to the Company’s directors during the last fiscal year. Mr. John M. Holliman, III is not included in this table and his compensation as a director is included in the Summary Compensation Table in the Executive Compensation section in this Annual Report on Form 10-K.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Fredric J. Feldman, Ph.D.	10,000	-	-	-	-	10,000	20,000
Elwood D. Howse, Jr.	10,000	-	-	-	-	10,000	20,000

During the year ended December 31, 2018, the Company did not pay Directors’ Board fees to Mr. Holliman, Mr. Toporek or Mr. Lipman. In 2018, Mr. Howse and Dr. Feldman were each paid Board Fees of $10,000 in cash and each earned an additional Board Fee of $10,000, payable July 15, 2020, or earlier if certain transactions occur. All directors are eligible for a grant of non-qualified stock options pursuant to the Company’s 2015 Equity Incentive Plan. The Company did not grant any options to directors in 2018.

Director Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
John M. Holliman, III
	125,000			0.45	5/8/2019
	100,000			0.82	2/4/2020
	65,000			0.17	5/18/2022
	65,000			0.16	8/9/2022
	51,000			0.21	2/28/2023
	22,000			0.30	2/6/2024
	50,000			0.17	4/10/2025
	200,000			0.25	6/19/2025
	100,000			0.12	12/18/2025
Various directors:

(1)(2)(3)	10,000			0.42	1/1/2019
(1)(2)(3)	10,000			0.72	1/1/2020
(1)(2)(3)	10,000			0.58	1/1/2021
(1)(2)(3)	10,000			0.26	1/1/2022
(1)(3)	35,000			0.17	5/18/2022
(1)(3)	42,500			0.16	8/9/2022
(1)(2)(3)	10,000			0.17	1/1/2023
(1)(3)	27,000			0.21	2/28/2023
(1)(2)(3)	10,000			0.26	1/1/2024
(1)(3)	12,000			0.30	2/6/2024
(1)(2)(3)	50,000			0.22	1/2/2025
(1)(3)	10,000			0.17	4/10/2025
(1)(2)(3)	50,000			0.25	6/19/2025
(1)(2)(3)	50,000			0.10	1/22/2026
(1)(3)	40,000			0.05	11/10/2026
Feldman, Fred (1)
Holliman, John (2)
Howse, Elwood (3)

EXECUTIVE COMPENSATION

The Compensation Committee’s Conclusion

The Compensation Committee, at its meeting held at the beginning of each fiscal year, formulates its recommendations regarding which compensation components will be adjusted for the upcoming year and what the performance bonus, if any, for the prior year will be.

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

Officer and Key Consultant Compensation

On October 13, 2011, the Company’s Board of Directors (the “Board”) adopted a plan to preserve cash during ongoing partnering efforts. Included in the actions taken was the termination of the employment of John M. Holliman, III, Executive Chairman and Randolph C. Steer, MD, Ph.D., President. These individuals have continued as consultants, rather than as employees. As employees, their base compensation had been $200,000 for Mr. Holliman and $325,000 for Dr. Steer. Les M. Taeger, Chief Financial Officer and Senior Vice President continued as an employee, but his base compensation was reduced from $242,000 per year to $120,000. His salary was $100,000 per year effective 3/1/2017 (Commencing March 1, 2018, $60,000 per year will be paid and $40,000 will be deferred until July 15, 2020 or until certain transactions occur.). Effective January 1, 2018, Mr. Taeger ceased being an employee and has continued his services as a consultant. All of these officers had also been eligible for an annual bonus based on individual and Company performance goals of up to 40% of their base compensation.

In 2018 Dr. Steer received no consulting compensation. In 2018, consulting compensation for Mr. Holliman was $129,000, from the Company $100,000 ($21,000 paid and $79,000 deferred until July 15, 2020 or until certain transactions occur) and $29,000 from our joint venture. Dr. Steer’s compensation will continue to be minimal, until additional funding is received by the Company. Additionally, all other employees and consultants cash compensation has been reduced until additional funding is received by the Company.

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

Stock Option Grants

In 2018, the Company granted no options to employees and there are currently no options available to grant in the 2015 Equity Incentive Plan.

Common Stock Awards

The Company did not grant any common stock awards in 2018.

Fringe Benefits, Perquisites and Retirement Benefits.

In 2018, we had no group health, dental, life, and disability programs. No perquisites are provided to executives that in aggregate exceed $10,000 per year.

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

The Plan provides for a bonus pool, shared 40% by Mr. Holliman, 40% by Dr. Steer and 20% by Mr. Taeger, of 2.5% of the cash or in-kind distributions from the JV to the Company after the Company has received the return of its initial $6,000,000 investment. The individuals’ interest in the bonus pool vested 50% upon Board approval of the Plan (August 9, 2012) and vested 50% upon the presentation by the JV to its Members of quantitative/qualitative safety and efficacy results from all protocol-designated endpoints of the AEM-28 Phase 1b/2a clinical trial. The bonuses are fully vested; however, no amounts have been earned as of December 31, 2018.

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

Summary Compensation Table

The following table sets forth, with respect to the years ended December 31, 2018, 2017 and 2016, compensation awarded to, earned by or paid to the Company’s principal executive officer, principal financial officer and key consultant who were serving at the end of the last completed fiscal year (the “named executive officers”).

Name	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(2)	(j)

John M. Holliman, III	2018	$50,000	-	-	-	-	-	79,000	$129,000
Executive Chairman
(Principal Executive	2017	$106,000	-	-	-	-	-	-	$106,000
Officer)
	2016	$47,000	-	-	$4,000	-	-	4,000 (1)	$55,000

Randolph C. Steer, MD, Ph.D.,	2018	-	-	-	-	-	-	-	-
Consultant
(former President)	2017	$56,000	-	-	-	-	-	-	$56,000

	2016	$4,000	-	-	-	-	-	-	$4,000

Les M. Taeger	2018	$50,000	-	-	$-	-	-	33,000	$83,000
Chief Financial Officer
(Principal Financial Officer)	2017	$111,000	-	-	-	-	-	-	$111,000

	2016	$79,000	-	-	-	-	-	-	$79,000

1.	Mr. Holliman is a member of the Board of Directors and as a director, received compensation of $0, $0 and $4,000, in cash, in 2018, 2017 and 2016, respectively. Mr. Holliman received total director’s compensation (Board fees and option grants) of $0, $0 and $8,000 in 2018, 2017 and 2016, respectively, as more fully described in the Compensation of Directors section of this Annual Report on Form 10-K. Fair value of the grants at the date of the grants was determined using the Black-Scholes model as described, for 2016, in Note 5 to the Financial Statements included in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 30, 2017.
2.	In 2018 Mr. Holliman earned $79,000 and Mr. Taeger earned $33,000 in compensation, payment of which is deferred until July 15, 2020 or upon the occurrence of certain transactions.

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

No options or stock awards were granted in 2018 and at December 31, 2018 no shares remained available to grant or award in the 2015 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year END

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
John M. Holliman
	10000	-	0.42	1/1/2019
	125000	-	0.45	5/8/2019
	10000	-	0.72	1/1/2020
	100000	-	0.82	2/4/2020
	10000	-	0.58	1/1/2021
	10000	-	0.26	1/1/2022
	65000	-	0.17	5/18/2022
	65000	-	0.16	8/9/2022
	10000	-	0.17	1/1/2023
	51000	-	0.21	2/28/2023
	10000	-	0.26	1/1/2024
	22000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	50000	-	0.17	4/10/2025
	250000	-	0.25	6/19/2025
	100000	-	0.12	12/18/2025
	50000	-	0.10	1/22/2026
Randolph C. Steer, MD, Ph.D.
	75000	-	0.45	2/3/2019
	50000	-	0.82	2/4/2020
	50000	-	0.67	1/17/2021
	65000	-	0.17	5/18/2022
	65000	-	0.16	8/9/2022
	51000	-	0.21	2/28/2023
	10000	-	0.35	10/25/2023
	22000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	40000	-	0.17	4/10/2025
	100000	-	0.25	6/19/2025
Les M. Taeger
	50000	-	0.45	2/3/2019
	35000	-	0.82	2/4/2020
	25000	-	0.67	1/17/2021
	45000	-	0.17	5/18/2022
	45000	-	0.16	8/9/2022
	29000	-	0.21	2/28/2023
	10000	-	0.35	10/25/2023
	15000	-	0.30	2/6/2024
	50000	-	0.22	1/2/2025
	40000	-	0.17	4/10/2025
	100000	-	0.25	6/19/2025

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

On January 10, 2006, the Company entered into an employment agreement with Les M. Taeger, dated as of January 10, 2006, effective as of January 16, 2006 (the “Taeger Employment Agreement”), pursuant to which Mr. Taeger serves as the Company’s Senior Vice President / Chief Financial Officer. Under the Taeger Employment Agreement, Mr. Taeger may be terminated at any time, with or without cause, at the option of either the Company or Mr. Taeger. While an employee, Mr. Taeger received medical, dental and other fringe benefits generally granted to the Company’s senior management. Effective January 1, 2018 Mr. Taeger ceased being an employee and continued his services as a consultant, without fringe benefits.

Effective October 31, 2011, Mr. Taeger’s annual base salary was reduced to from $242,000 to $120,000. Mr. Taeger’s salary effective March 1, 2017 is $100,000 per year, but commencing March 1, 2018, $60,000 per year will be paid and $40,000 will be deferred until July 15, 2020 or until certain transactions occur.

Mr. Holliman compensation is $100,000 per year, with $50,000 per year to be paid and $50,000 to be deferred until July 15, 2020 or until certain transactions occur. Mr. Holliman received consulting cash compensation of $29,000, of his $50,000 cash compensation, in 2018, from our joint venture.

Dr. Steer received no consulting compensation in 2018. In 2019, consulting compensation for Dr. Steer will continue to be at reduced levels, until additional funding is received by the Company. Additionally, all other employees and consultants cash compensation was reduced until additional funding is received by the Company.

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

At December 31, 2018, all options held by named executive officers were vested and had no intrinsic value and accelerated vesting clauses, if triggered at December 31, 2018, would have provided no additional compensation to the named executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock at February 15, 2019 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group. At February 15, 2019, there were 54,385,411 shares of the Company’s Common Stock outstanding.

	Beneficially Owned (1)
Beneficial Owner	Number	Percent of Class

Fredric J. Feldman (2)	592,064	1.1
John M. Holliman, III (3)	1,365,170	2.5
Elwood D. Howse, Jr. (4)	589,203	1.1
Michael M. Toporek (7)	21,946,348	38.0
Matthew E. Lipman (7)	21,946,348	38.0
Randolph C. Steer (5)	548,298	1
Les M. Taeger (6)	488,574	0.9
BP Peptides, LLC (7)	21,946,348	38.0
Lloyd Miller, III (now Neil S. Subin)(8)	7,554,422	13.9
All directors and executive officers as a group (9)	25,529,657	42.4

______________________________________

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares, which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table, are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Includes 366,500 shares Dr. Feldman has a right to acquire upon exercise of stock options. Voting and investment power shared with spouse.

(3)	Includes 853,000 shares Mr. Holliman has a right to acquire upon exercise of stock options.

(4)	Includes 366,500 shares Mr. Howse has a right to acquire upon exercise of stock options.

(5)	Includes 503,000 shares Dr. Steer has a right to acquire upon exercise of stock options.

(6)	Includes 394,000 shares Mr. Taeger has a right to acquire upon exercise of stock options.

(7)

The address of the principal office of BP Peptides, LLC, the Reporting Person, is 122 East 42nd Street, Suite 4305, New York, New York 10168. As discussed in Note 11 to the Financial Statements included in this Annual Report on Form 10-K, on July 14, 2017, the Company received a secured loan of $2,427,500, due October 15, 2020, from BP Peptides, LLC (“Brookstone”), an entity that effective July 14, 2017 owns 18,541,197 shares of the Company’s common stock. On July 14, 2017, the Company’s Board of Directors (“Board”) voted to expand the size of the Board from three to five members. On July 14, 2017, Mr. Matthew E. Lipman was appointed by the Board to fill the vacancy in Class II of the Board and Mr. Michael M. Toporek was appointed by the Board to fill the vacancy in Class III of the Board. Mr. Matthew E. Lipman and Mr. Michael M. Toporek are affiliated with Brookstone and were introduced and recommended to the Board as nominees for director by Brookstone. A provision in the Securities Purchase, Loan and Security Agreement entered into with Brookstone, requires the Company to nominate two candidates for a director position that have been recommended by Brookstone as long as Brookstone beneficially owns over 20% of the Company’s outstanding common stock and to nominate one candidate for a director position that has been recommended by Brookstone as long as Brookstone beneficially owns over 5% but less than 20% of the Company’s outstanding common stock. The shares shown as beneficially owned by Michael M. Toporek and Mathew E. Lipman include 21,946,348 shares beneficially owned by BP Peptides, LLP.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Under the original Agreement (see Note 10 in the Financial Statements included in this Annual Report on Form 10-K), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $. 075. On February 15, 2019 Brookstone beneficially owns 3,405,151 of these Warrant shares.

(8)	Lloyd Miller, III, is not a related party or otherwise affiliated with the Company, its directors or officers. The various business entities associated with Mr. Miller, and the principal business office of the Reporting Person is located at 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401. Effective January 12, 2018 Mr. Neil S. Subin replaced the deceased Mr. Miller as president and manager of the Miller entities.

(9)	Includes 5,888,151 shares directors and executive officers have a right to acquire upon exercise of stock options.

The address of each of the listed stockholders, unless noted otherwise, is in care of Capstone Therapeutics Corp., 1275 West Washington Street, Suite 104, Tempe, AZ 85281.

EQUITY COMPENSATION PLANS

The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under equity compensation plans as of December 31, 2018, aggregated into two categories - plans that have been approved by stockholders and plans that have not. See Note 6 to the Financial Statements included in this Annual Report on Form 10-K for additional information on our equity compensation plans.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by Security Holders	3,007,000	$0.29	0
Equity Compensation Plans not approved by Security Holders	N/A	N/A	N/A

Total	3,007,000	$0.29	0

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10 to the Financial Statements included in this Annual report on Form 10-K), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $.075. At December 31, 2018 2,436,811 shares are fully vested and exercisable.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors reviews transactions with related parties but has no formal policies in place with respect to such reviews or the approval of such transactions. During 2018 there were no reported related party transactions with directors, executive officers or other related parties, which might have required disclosure under SEC rules, or which were otherwise material to the Company, except as disclosed below.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10 to the Financial Statements included in this Annual Report on Form 10-K), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $. 075. At December 31, 2018 2,436,811 shares are fully vested and exercisable.

The Company has entered into indemnity agreements with all of its directors and officers for the indemnification of and advancing of expenses to such persons to the fullest extent permitted by law.

Item 14.	Principal Accountant Fees and Services

We did not engage an independent public accountant to audit our fiscal years ended December 31, 2016 or 2015 financial statements until July 14, 2017.

Type of Fee	Amount 2018	Amount 2017
Audit Fee (1)	$64,000	$128,000
Audit-Related Fees (2)	-	0
Total Audit and Audit-Related Fees	$64,000	$128,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	$64,000	$128,000

(1)	Audit fees include fees for services rendered in connection with the audits of the Company’s financial statements, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the applicable fiscal year.

(2)	Audit-related fees would include fees for services rendered for matters such as a business combination, sales of shares of the Company’s common stock, and responses to accounting and reporting-related matters.

(3)	Tax fees would include fees for services rendered for tax compliance, preparation of original and amended tax returns, claims for refunds and other tax services.

(4)	Our principal accounting firms did not perform nor bill the Company for any other services during the fiscal years ended December 31, 2018 and 2017 that are appropriately classified as “All Other Fees.”

The Audit Committee has concluded that the services provided by the principal accounting firm were at all times compatible with maintaining that firm’s independence.

Consistent with the rules of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of, the independent auditor. In recognition of this responsibility, the Audit Committee has included in its charter the responsibility to pre-approve “all auditing services and permitted non-auditing services proposed to be performed by the independent auditor, subject to the de minimis exceptions for non-audit services that were not recognized as non-audit services at the time of engagement and which are subsequently approved by the committee prior to completion of the audit.” No fees were paid to the independent auditor pursuant to the “de minimis” exception to the foregoing pre-approval policy in 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of Capstone Therapeutics Corp. and Report of our Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - December 31, 2018 and 2017.
Consolidated Statements of Operations - Each of the years in the two-year period ended December 31, 2018.
Consolidated Statements of Changes in Equity - Each of the years in the two-year period ended December 31, 2018.
Consolidated Statements of Cash Flows - Each of the years in the two-year period ended December 31, 2018.

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

CAPSTONE THERAPEUTICS CORP.

Date: March 22, 2019	By	/s/ John M. Holliman, III
John M. Holliman, III
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Holliman, III	Executive Chairman	March 22, 2019
John M. Holliman, III	(Principal Executive Officer)
and Director

/s/ Elwood D. Howse, Jr.	Director	March 22, 2019
Elwood D. Howse, Jr.

/s/ Fredric J. Feldman	Director	March 22, 2019
Fredric J. Feldman, Ph.D.

/s/ Michael M. Toporek	Director	March 22, 2019
Michael M. Toporek

/s/ Matthew E. Lipman	Director	March 22, 2019
Matthew E. Lipman

/s/ Les M. Taeger	Senior Vice President and Chief	March 22, 2019
Les M. Taeger	Financial Officer (Principal Financial and Accounting Officer)

S-1

Capstone Therapeutics Corp. (“the Company”)

Exhibit Index to Annual Report on Form 10-K

For the Year Ended December 31, 2018

Exhibit No.	Description	Incorporated by Reference To:	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock, executed June 24, 2014	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 24, 2014
3.2 P	Bylaws of the Company	Exhibit 3.4 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-47569) filed with the SEC on January 25, 1993 (“January 1993 S-1”)
3.3	Restated Certificate of Incorporation, as amended through June 24, 2014	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on August 14, 2014
3.4	Second Amended and Restated Certificate of Incorporation as amended through June 22, 2015, including the Amended and Restated Certificate of Designation of Series A Preferred Stock	Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
3.5	LipimetiX Development, Inc., Certificate of Incorporation and By Laws	Exhibit 3.3 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.1 P	Form of Indemnification Agreement (*)	Exhibit 10.16 to the Company’s January 1993 S-1
10.2	Director Compensation Plan, effective June 10, 2005 (1)	Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 9, 2005
10.3	Employment Agreement dated January 10, 2006 between the Company and Les M. Taeger (1)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2006 (the “January 11th 8-K”)
10.4	Intellectual Property, Confidentiality and Non-Competition Agreement between the Company and Les M. Taeger dated January 10, 2006 (1)	Exhibit 10.2 to the January 11th 8-K
10.5	Amendment to Employment Agreement dated January 10, 2006 between OrthoLogic Corp. and Les Taeger (1)	Exhibit 10.3 to the Company’s June 2006 10-Q
10.6	Contribution Agreement by and among LipimetiX, LLC, Capstone Therapeutics Corp., LipimetiX Development, LLC, The UAB Research Foundation, Dennis I. Goldberg, Ph.D. (“Goldberg”), Philip M. Friden, Ph.D., Eric Morrell, Ph.D., G. M. Anantharamaiah, Ph.D. and Palgunachari Mayakonda, Ph.D., Frederick Meyer, Ph.D., Michael Webb, and Jeffrey Elton, Ph.D., effective as of August 3, 2012.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012

10.7	Limited Liability Company Agreement of LipimetiX Development, LLC, by and among LipimetiX Development, LLC, Capstone Therapeutics Corp., and the other members and managers party thereto, effective as of August 3, 2012.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.8	First Amendment and Consent to Assignment of Exclusive License Agreement by and among The UAB Research Foundation, LipimetiX, LLC and LipimetiX Development, LLC, dated as of August 3, 2012.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.9	Management Agreement by and among LipimetiX Development, LLC, Benu BioPharma, Inc., Dennis I. Goldberg, Ph.D., Phillip M. Friden, Ph.D., and Eric M. Morrel, Ph.D., effective as of August 3, 2012.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.10	Accounting Services Agreement by and among LipimetiX Development, LLC and Capstone Therapeutics Corp., effective as of August 3, 2012	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.11	Escrow Agreement by and among Capstone Therapeutics Corp., LipimetiX Development, LLC dated as of August 3, 2012	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.12	Exclusive License Agreement between the UAB Research Foundation and LipimetiX LLC dated August 26, 2011	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012
10.13	Second Amendment to Exclusive License Agreement between the UAB Research Foundation and LipimetiX, LLC, last signed on January 26, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015
10.14	Capstone Therapeutics Corp. Joint Venture Bonus Plan (1)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 8, 2012
10.15	Accounting Services Agreement Amendment #1, dated August 23, 2013	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 12, 2013
10.16	Form of Incentive Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.17	Form of Director Non-Qualified Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.18	Form of Non-Qualified Stock Option Grant Letters under the 2015 Equity Incentive Plan **	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015
10.19	2015 Equity Incentive Plan	Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A with the SEC on May 8, 2015

10.20	LipimetiX Development Certificate of Conversion from a Delaware Limited Liability Company to a Delaware Corporation Effective as of June 25, 2015	Exhibit 2.1 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.21	LipimetiX Development Plan of Conversion Effective as of June 25, 2015	Exhibit 2.2 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.22	Stockholders Agreement dated June 23, 2015 by and among LipimetiX Development, Inc. and Stockholders	Exhibit 10.31 to the Company’s Registration Statement filed on Form S-1 with the SEC on June 26, 2015
10.23	Securities Purchase Agreement between Company and Lenders dated December 11, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.24	Convertible Promissory Note between the Company and Biotechnology Value Fund, L.P., dated December 11, 2015	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.25	Convertible Promissory Note between the Company and Biotechnology Value Fund II, L.P., dated December 11, 2015	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.26	Convertible Promissory Note between the Company and Biotechnology Value Trading Fund OS, L.P., dated December 11, 2015	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.27	Convertible Promissory Note between the Company and Investment 10, LLC., dated December 11, 2015	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.28	Convertible Promissory Note between the Company and MSI BVF SPV, LLC., dated December 11, 2015	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2015
10.29	LipimetiX Development, Inc, Series B Preferred Stock and Warrant Purchase Agreement effective August 25, 2016	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.30	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit B – Form of Warrants	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.31	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit C – Form of Amended and Restated Certificate of Incorporation of LipimetiX Development, Inc.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.32	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit F – Form of Registration Rights Agreement	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.33	Series B Preferred Stock and Warrant Purchase Agreement – Exhibit G – Form of Amended and Restated Stockholders Agreement among LipimetiX Development, Inc. and The Stockholders Named Herein	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2016
10.34	Securities Purchase, Loan and Security Agreement dated July 14, 2017, by and between Capstone Therapeutics Corp. and BP Peptides, LLC	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017

10.35	Promisary Note dated July 14, 2017, payable to BP Peptide, LLC	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017
10.36	Registration Rights Agreement dated July 14, 2017, by and between Capstone Therapeutics Corp. and BP Peptides, LLC	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017
10.37	Series B-2 Preferred Stock Purchase Agreement, dated August 11, 2017, by and between Capstone Therapeutics Corp. and LipimetiX Development, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
10.38	First Amendment to the Amended and Restated Stockholders Agreement of LipimetiX Development, Inc., dated August 11, 2017	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
10.39	Joinder of August 25, 2016 Registration Rights Agreement of LipimetiX Development, Inc., dated August 11, 2017	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
10.40	Certificate of Amendment of Amended and Restated Certificate of Incorporation of LipimetiX Development, Inc.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
10.41	First Amendment to Bylaws of LipimentiX Development, Inc., dated August 11, 2017	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017
10.42	First Amendment to Securities Purchase Loan and Security Agreement dated January 30, 2018, by and between Capstone Therapeutics, Corp. and BP Peptides, LLC	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2018
10.43	Warrant to Purchase Common Stock dated January 30, 2018	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2018
10.44	License Agreement dated May 2, 2018 by and between LipimetiX Development, Inc. and Anji Pharmaceuticals Inc.	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 7, 2018

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended		X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350***		X

101	The following financial information from our Annual Report on Form 10-K for the fiscal year 2018, filed with the SEC on March 22, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2018 and 2017, (ii) the Consolidated Statements of Operations for the two years ended 2018 and 2017 (iii) the Consolidated Statements of Cash Flows for the two years ended December 31, 2018 and 2017 and (iv) Notes to Consolidated Financial Statements. ***	X

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

Tempe, Arizona

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Capstone Therapeutics Corp. (Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Capstone Therapeutics Corp. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 22, 2019

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,341	$1,275
Other current assets	97	98
Total current assets	1,438	1,373

Patent license rights, net	39	196
Furniture and equipment, net	-	-
Total assets	$1,477	$1,569

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$245	$197
Other accrued liabilities	1	2
Total current liabilities	246	199
Long-term debt
Secured Debt and accrued interest, net of unamortized issuance costs	2,475	2,249
Total long-term debt	2,475	2,249
Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock$.0005 par value; 150,000,000 shares authorized; 54,385,411 shares outstanding December 31, 2018 and 2017	27	27
Additional paid-in capital	190,483	190,468
Accumulated deficit	(191,754)	(191,374)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(1,244)	(879)
Noncontrolling interest	-	-
Total equity	(1,244)	(879)
Total liabilities and equity	$1,477	$1,569

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31,
	2018	2017

SUBLICENSE REVENUE	$2,000	$—
OPERATING EXPENSES:
Sublicense transaction costs	254	—
General and administrative	554	641
Research and development	1,373	1,039
Total operating expenses	2,181	1,680
Income (loss) after operating expenses	(181)	(1,680)
Interest and other income (expense), net	(251)	(111)
Income(loss) from operations before taxes	(432)	(1,791)
Income tax benefit	52	36
NET INCOME (LOSS)	(380)	(1,755)
Less: Net Income (Loss) attributable to the noncontrolling interest	—	—

Net Income (Loss) attributable to Capstone Therapeutics Corp. stockholders	$(380)	$(1,755)
Per Share Information:
Net Income (Loss), basic and diluted, attributable to Capstone Therapeutic Corp. stockholders	$(0.01)	$(0.04)
Basic and diluted shares outstanding	54,385	47,173

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Capstone Therapeutics Corp. Stockholders' Equity
					Non
	Common Stock		Additional	Accumulated	controlling
	Shares	Amount	Paid in Capital	Deficit	Interest	Total
Balance December 31, 2016	40,885	$20	$189,477	$(189,619)	$—	$(122)
Sale of Common Stock	13,500	7	1,006	—	—	1,013
Series B-2 Preferred Stock	—	—	(15)	—	—	(15)
Net loss	—	—	—	(1,755)	—	(1,755)
Balance December 31, 2017	54,385	27	190,468	(191,374)	—	(879)

Stock-based compensation cost	—	—	15	—	—	15
Net loss	—	—	—	(380)	—	(380)
Balance December 31, 2018	54,385	$27	$190,483	$(191,754)	$—	$(1,244)

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(380)	$(1,755)
Non cash items:
Amortization	157	205
Non-cash interest expense	238	68
Non-cash stock-based interest expense	15	—
Change in other operating items:
Other current assets	1	26
Accounts payable	48	(52)
Other accrued liabilities	(13)	(53)
Cash flows provided by (used in) operating activities	66	(1,561)
INVESTING ACTIVITIES
Cash flows provided by investing activities	—	—
FINANCING ACTIVITIES
Sale of Commmon Stock	—	1,013
LipimetiX Development, Inc. Series B-2 Preferred Stock transaction costs	—	(15)
Pay-off of Convertible Promissory Notes	—	(1,000)
Issuance of Secured Debt, net of issuance costs of $287	—	2,140
Cash flows provided by financing activities	—	2,138

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66	577
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,275	698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,341	$1,275

See notes to consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On August 3, 2012, we entered into a joint venture with LipimetiX Development, LLC, (now LipimetiX Development, Inc.) (see Note 8 below) to develop Apo E mimetic peptide molecule AEM-28 and its analogs.

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs or to continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction or conducting a private or public offering of debt or equity securities for capital. As described in Note 10 to the Financial Statements included in this Annual Report on Form 10-K, the Company, on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes described in Note 9 to the Financial Statements included in this Annual Report on Form 10-K, and transaction costs of $287,000. (As discussed in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock.) The additional funds, as well as a commitment of additional funding from the same investor on an as needed basis of up to $500,000 through an increase in its outstanding long-term debt, alleviated the substantial doubt about the entity’s ability to continue as a going concern; however, additional funds will be required for the joint venture to reach its development goals and for the Company to continue its planned operations

Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

Our significant estimates include valuation of our joint venture patent rightsand accounting for stock-based compensation.

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

Accounts Payable. Accounts payable includes officer compensation of $135,000 and $23,000 at December 31, 2018 and 20017, respectively, that is payable the earlier of July 15, 2020, occurrence of certain transaction or approval by the Company’s Board of Directors.

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

Effective January 1, 2006, stock-based compensation expense recognized in our financial statements has been based on awards that were ultimately expected to vest. We recognized compensation cost for an award with only service conditions that had a graded vesting schedule on a straight-line basis over the requisite service period as if the award was, in-substance, a multiple award. However, the amount of compensation cost recognized at any date was at least equal to the portion of grant-date fair value of the award that was vested at that date. The amount of stock-based compensation expense is reduced for estimated forfeitures. Forfeitures were required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

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

The Company recorded stock-based compensation of $0 in 2018 and 2017. Accordingly, loss per weighted average basic and diluted shares outstanding were not affected by stock-based compensation.

Loss per common share. In determining loss per common share for a period, we use weighted average shares outstanding during the period for primary shares and we utilize the treasury stock method to calculate the weighted average shares outstanding during the period for diluted shares. Utilizing the treasury stock method for the year ended December 31, 2018, no shares were determined to be outstanding and excluded from the calculation of loss per share because they were anti-dilutive. At December 31, 2018, options and warrants to purchase 3,007,000 and 6,321,930 shares, respectively, of our common stock, at exercise prices ranging from $0.05 to $.82 per share, were outstanding.

Income Taxes. Under ASC Topic 740 “Income Taxes” (“ASC 740”), income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are estimated to be in effect in the periods in which deferred tax liabilities or assets are expected to be settled or realized. Pursuant to ASC 740, we have determined that the deferred tax assets at December 31, 2018 and 2017 require a full valuation allowance given that it is not “more-likely-than-not” that the assets will be recovered.

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

Subsequent to adoption of ASC 740, each period we evaluate the tax years that remain open for assessment for federal and state tax purposes. At December 31, 2018, tax years 2014 through 2018 remain open.

We may, from time-to-time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2018 and 2017, the Company did not recognize a material amount in interest and penalties.

Patents. Patent license rights were recorded at $1,045,000, their estimated fair value on the date they were acquired, August 3, 2012. Their cost will be amortized on a straight-line basis over the key patent life of eighty months. At December 31, 2018, accumulated amortization totaled $1,006,000. If a change in conditions occurs, that indicates a material change in the future utility of the patent license rights, an evaluation will be performed to determine if impairment of the asset has occurred, and if so, the impairment will be recorded.

Joint Venture Accounting. The Company entered into a joint venture in which it has contributed $6,000,000, and the noncontrolling interests have contributed certain patent license rights. As discussed in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, in August 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000. Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. Joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were allocated to the Series A and B-1 preferred ownership. Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016, the JV raised $1,012,000 ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 in losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31, 2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture and advanced the joint venture funds for operations, with the net amount due December 31, 2016. As described in Note 8 to the Financial Statements included in this Annual Report on Form 10-K, the due date of the revolving loan has been extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

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

Revenue Accounting

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASC 606”) No. 2014-09 “Revenue from Contracts from Customers”. The Company adopted ASC 606 effective January 1, 2018 and as no revenue was recognized under the old standard, no transition was required. Pursuant to ASC 606, revenue is recognized by the Company when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Recent Accounting Pronouncements

Leases. In February 2016 the FASB issued ASU 2016-02 Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2018 and July 2018. The objective of this update is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company believes the guidance will not have a material impact on its financial statements.

Cooperation Agreement. In May 2018 the Company’s joint venture (“JV”) entered into an agreement to cooperate with Anji Pharmaceuticals Inc. (“ANJI”) (see Note 12 to the Financial Statements included in this Annual Report on Form 10-K) in the development of AEM-28 and its analogs. The JV entered into a License Agreement (the “Sub-License”) with ANJI to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). As both parties intend to develop AEM-28 and its analogs, conducting independent development activities would result in both parties performing the same or similar pre-clinical work and clinical trial drug development. As such, the parties agreed to cooperate by the JV agreeing to perform certain preclinical work at its expense and for ANJI to cover the cost of clinical trial drug development. For efficiency and cost effectiveness the JV has agreed to manage the initial clinical trial drug development. Accordingly, the vendors performing the clinical trial drug development will bill the JV and ANJI will reimburse the JV. As provided for in ASC 606 and ASC 808 Cooperation Arrangements, the JV will net the reimbursements against the clinical trial drug development costs in Operating Expenses – Research & Development in the Consolidated Statements of Operations and the cash flow effect will be shown net in Operating Activities – Net Loss in the Consolidated Statements of Cash Flows in the Financial Statements included in this Annual Report on Form 10-K. Activity under the Cooperation Agreement as of December 31, 2018 totaled $52,000 and were all costs of ANJI. For the year ended December 31, 2018, Cooperation Agreement costs and reimbursement activity of $52,000 has been shown net and, accordingly, the Cooperation Agreement had no impact on the Consolidated Statements of Operations at December 31, 2018.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18 Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606. This ASU is effective for effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. As provided for in the ASU, the Company has elected to early adopt the ASU. The adoption of the ASU did not have a material effect on the Company’s financial statements at December 31, 2018.

2.	FURNITURE AND EQUIPMENT

The components of furniture and equipment at December 31 are as follows (in thousands):

	December 31,
	2018	2017
Machinery and equipment	$47	$221
Furniture and fixtures	4	34
	51	255

Less accumulated depreciation and amortization	(51)	(255)
Total	$—	$—

All furniture and equipment are fully depreciated and there was no depreciation or leasehold improvement amortization expenses for the years ended December 31, 2018 and 2017.

3.	INCOME TAXES

The components of deferred income taxes at December 31 are as follows (in thousands):

	December 31,
	2018	2017
Accruals and reserves	$—	$—
Valuation allowance	—	—
Total current	$—	$—
NOL, AMT and general business credit carryforwards	37,607	37,557
Other	114	157
Valuation allowance	(37,721)	(37,714)
Total non current	$—	$—
Total deferred income taxes	$—	$—

ASC 740 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period-to-period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of approximately $38 million at December 31, 2018 and $38 million at December 31, 2017. Effective January 1, 2018, the Federal corporate income tax rate has been decreased from 34% to 21%. The effect of this change on deferred taxes and the valuation allowance at December 31, 2017 was approximately $19 million. The valuation allowance as of December 31, 2018 and 2017 includes approximately $1.8 million for net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Provision (benefit) for income taxes
Current	$(52)	$(36)
Deferred	—	$—
Income tax provision (benefit)	$(52)	$(36)

The 2018 and 2017 income tax benefits result from the Australian refundable research and development tax credit as explained in Note 6. Additionally, in 2018 the Company recorded a $49,000 AMT refundable tax credit, as provided for in the Tax Cuts and Jobs Act.

We have accumulated approximately $149 million in federal and $15 million in state net operating loss carryforwards (“NOLs”) and approximately $5.4 million of research and development and alternative minimum tax credit carryforwards. The federal NOLs expire between 2023 and 2038. The Arizona state NOL’s expire between 2032 and 2038. The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Income tax provision (benefit) at statutory rate	$(90)	$(597)
State income taxes	(20)	(26)
Efect of change in federal tax rate	—	19,159
Other	51	437
Change in valuation allowance	7	(19,009)
Net provision (benefit)	$(52)	$(36)

4.	STOCKHOLDERS’ EQUITY

In May 2006, our stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and reserved 2,000,000 shares of our common stock for issuance. Our stockholders approved the reservation of an additional 1,750,000 shares of common stock for issuance under the 2005 Plan, which increased the total shares available for grant under the 2005 Plan to 3,750,000 shares. The 2005 Plan expired in April 2015. In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At December 31, 2018, no shares remained available to grant under the 2015 Plan (the 2005 plan and the 2015 plan are collectively referred to as “The Plans”). Two types of options may be granted under the Plans: options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the “Code”) and other options not specifically authorized or qualified for favorable income tax treatment by the Code. All eligible employees may receive more than one type of option. Any director or consultant who is not an employee of the Company shall be eligible to receive only nonqualified stock options under the Plans.

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

We use the Black-Scholes model to determine the total fair value of options to purchase shares of our common stock. No options were granted in 2018 and at December 31, 2018 no options remained available to grant under the Plans.

Summary

There was no non-cash stock compensation cost for the year ended December 31, 2018 or 2017. Non-cash stock compensation cost, if any, would be recorded as a general and administrative expense in the Statement of Operations.

No options were exercised in the years ended December 31, 2018 and 2017.

At December 31, 2018, there was no remaining unamortized non-cash stock compensation costs.

In March 2019, the Company filed Post-Effective Amendments to the Form S-8s for our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan to terminate the effectiveness of the Registration Statements and to remove from registration all securities that remain unsold under the Plans. This action does not affect the terms of the outstanding options but may subject subsequently exercised options to additional resale restrictions or requirements.

A summary of option activity under our stock option plans for the years ended December 31, 2018 and 2017 is as follows:

	2018		2017
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price	Weighted average remaining contractual term (years)
Options outstanding at the beginning of the year:	3,516,706	$0.34	3,611,706	$0.37
Granted	-		-	$ 0.37
Exercised	-		-
Expired/Forfeited	(509,706)	$0.64	(95,000)	$1.49
Outstanding at end of year	3,007,000	$0.29	3,516,706	$0.34	4.46
Options exercisable at year-end	3,007,000	$0.29	3,516,706	$0.34	4.46
Options vested and expected to vest at year end	3,007,000	$0.29	3,516,706	$0.34	4.38

The Company had no unvested common stock share awards as of December 31, 2018, or December 31, 2017, and no common stock awards were made in 2018 or 2017.

It is the Company’s policy to issue options from stockholder approved incentive plans. However, if the options are issued as an inducement for an individual to join the Company, the Company may issue stock options outside of stockholder approved plans. The options granted to employees under stockholder approved incentive plans have a ten-year term and normally vest over a two to four-year period of service. All stock options are granted with an exercise price equal to the current market value on the date of grant and, accordingly, stock options have no intrinsic value on the date of grant. Based on the closing market price of the Company’s common stock at December 31, 2018 of $0.02, stock options exercisable or expected to vest at December 31, 2018, have no intrinsic value.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $.075. At December 31, 2018 2,436,811 shares are fully vested and exercisable.

5.	COMMITMENTS

Rent expense for the years ended December 31, 2018 and 2017, was $45,000 and $74,000, respectively.

In 2007, the Company entered into a lease for 17,000 square feet of space in a Tempe, Arizona office and research facility. The term of this lease was sixty months from March 1, 2008. In January of 2013, this lease was amended to extend the lease to February 28, 2015, with the rentable square feet of space reduced to 2,845 square feet and monthly rental payments of approximately $4,400 plus a proportionate share of building operating expenses and property taxes. This lease has been extended to February 28, 2020. Effective March 1, 2018 the rentable square feet of space was reduced to 1,379 square feet, with monthly rental payments of approximately $2,500 plus a proportionate share of building operating expenses and property taxes.

6.	Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note 8 in the financial statements included in this Annual Report on Form 10-K) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to either 43.5% or 45% (depending on the tax period) of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd intends to submit claims for a refundable research and development tax credit. For the tax year ended December 31,2017 Lipimetix Australia Pty Ltd received a refundable research and development tax credit of AUD$42,000, and at December 31, 2018 a AUD$4,000 refundable research and development tax credit has been recorded by Lipimetix Australia Pty Ltd.

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

On August 3, 2012, we entered into a Contribution Agreement with LipimetiX, LLC to form a joint venture, LipimetiX Development, LLC (“JV”), to develop Apo E mimetic molecules, including AEM-28 and its analogs. In June 2015, the JV converted from a limited liability company to a corporation, LipimetiX Development, Inc. The Company contributed $6 million, which included $1 million for 600,000 voting common ownership units (now common stock), representing 60% ownership in the JV, and $5 million for 5,000,000 non-voting preferred ownership units (now Series A Preferred Stock), which have preferential distribution rights. On March 31, 2016, the Company converted 1,500,000 shares of its preferred stock into 120,000 shares of common stock, increasing its common stock ownership from 60% to 64%. On August 11, 2017, the remaining $3,500,000 (3,500,000 shares) of Series A preferred stock became convertible, at the Company’s option, into common stock, at the lower of the Series B Preferred Stock Conversion Price, as may be adjusted for certain events, or the price of the next LipimetiX Development, Inc. financing, exceeding $1,000,000 on independently set valuation and terms. On August 11, 2017, the Company purchased 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000 (LipimetiX Development, Inc. incurred $15,000 in transaction costs as part of the Series B-2 Preferred Stock issuance, which was been shown as a reduction of Additional Paid in Capital on the Consolidated Statements of Changes in Equity and a cash flow provided by financing activities in the Consolidated Statements of Cash Flows at December 31, 2017). As discussed below, the JV Series B-1 and B-2 Preferred Stock issuances, because of the participating and conversion features of the preferred stock, effectively changes the Company’s ownership in the JV to 62.2%. With the Series B-1 and B-2 Preferred Stock on an as-converted basis, and the Company converting its Series A Preferred Stock to common stock, the Company’s ownership would change to 69.75%. The JV 2016 Equity Incentive Plan has 83,480 shares of the JV’s common stock available to grant, of which, at December 31, 2018, options to purchase JV common stock shares totaling 81,479 have been granted and are fully vested. All options were granted with an exercise price of $1.07, vested 50% on the date of grant and monthly thereafter in equal amounts over a twenty-four-month period and are exercisable for ten years from the date of grant. If all stock available to grant in the JV 2016 Equity Incentive Plan were granted and exercised, and the Series B-1 Preferred Stock Warrants were exercised, the Company’s fully diluted ownership (on an as-converted basis) would be approximately 65.11%. On October 27, 2017 the Board granted Mr. Holliman an option to purchase 14,126 shares of the LipimetiX Development, Inc. Series B-2 Preferred Stock it currently owns, at an exercise price of $10.70 per share, subject to adjustment and other terms consistent with the Series B-2 Preferred Stock. The option is exercisable for a five-year period from the date of grant. If exercised, this option would reduce the Company’s fully diluted ownership (on an as-converted basis including assumed exercise of other options and warrants) to approximately 64.31%.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities for a monthly fee of approximately $63,000 during the twenty-seven-month development period, and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed. New Management and Accounting Services Agreements were entered into effective June 1, 2016. The monthly management fee in the new Management Agreement was set at $80,000 and the monthly accounting services fee in the new Accounting Services Agreement was set at $10,000. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In connection with the Series B-1 Preferred Stock issuance, Management Fees totaling $300,000, of which $250,000 was charged to expense in 2016 and $50,000 was charged to expense in the first quarter of 2017, and Accounting Fees totaling $60,000, charged to expense in 2016, were paid in 2016. In August 2017 the Accounting Services Agreement monthly fee was increased to $20,000 and will thereafter be accrued but not payable, until certain levels of joint venture funding are obtained from non-affiliated parties. At December 31, 2018, accounting fees of $340,000 were earned but unpaid. In August 2017, a Management Fee of $300,000 was approved by the joint venture’s Board of Directors with $150,000 paid and charged to expense in the third quarter of 2017 and $150,000 paid and expensed in the first quarter of 2018. Commencing April 2018, a monthly Management Fee of $50,000 was paid. Commencing January 1, 2019, the monthly Management Fee of $50,000 will be accrued with payment due on the occurrence of a significant financing event and availability of cash.

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and are being amortized on a straight-line basis over the key patent life of eighty months.

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31, 2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture, with the loan due December 31, 2016. In August 2017, the due date of the revolving loan was extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Subsequent to June 30, 2017, interest due on the revolving loan will be accrued and payable only upon certain additional funding of the joint venture by non-affiliated parties. Until repayment, the outstanding revolving loan and interest balance is convertible, at the Company’s option, into Series B Preferred Stock at the Series B-1 conversion price. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of the unpaid loan and accrued interest balance. At December 31, 2018, the revolving loan agreement balance, including accrued interest subsequent to June 30, 2017 of $120,000, was $1,720,000.

The joint venture incurred net operating income (expenses), prior to the elimination of intercompany transactions, of $53,000 in 2018 and ($9,598,000) for the period from August 3, 2012 (inception) to December 31, 2018, of which $53,000, and ($7,985,000), respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture and, depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through December 31, 2018, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at December 30, 2018, the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

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

10.	SALE OF COMMON STOCK AND ISSUANCE OF SECURED debt

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017, on July 14, 2017, the Company entered into a Securities Purchase, Loan and Security Agreement (the “Agreement”) with BP Peptides, LLC (“Brookstone"). The net funds will be used to fund our operations, infuse new capital into our joint venture, LipimetiX Development, Inc. ("JV") (As described in Note 8 to this Annual Report on Form 10-K, in August 2017, the Company used part of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock for $1,000,000.), to continue its development activities, and pay off the Convertible Promissory Notes (as described in Note 9 to this Annual Report on Form 10-K) totaling $1,000,000, plus $79,000 in accrued interest.

Pursuant to the Agreement, Brookstone funded an aggregate of $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes and transaction costs, of which $1,012,500 was for the purchase of 13,500,000 newly issued shares of our Common Stock, and $2,427,500 was in the form of a secured loan, due October 15, 2020. On July 14, 2017 Brookstone also purchased 5,041,197 shares of the Company’s Common Stock directly from Biotechnology Value Fund affiliated entities, resulting in ownership of 18,541,197 shares of the Company’s Common Stock, representing approximately 34.1% of outstanding shares of the Company’s Common Stock at December 31, 2018. Transaction costs of $287,000 have been deferred and will be written off over the life of the secured loan, thirty-nine months from July 14, 2017 to October 20, 2020, on the straight-line basis. Additional transaction costs of $12,000 were incurred with the Amendment (see Note 11) and will be written off over the period of the date of the Amendment, January 30, 2018, to October 15, 2020. At December 31, 2018 transaction costs of $134,000 ($93,000 in 2018 and $41,000 in the second half of 2017), have been amortized and included in the Consolidated Statements of Operations in Interest and Other Expenses. At December 31, 2018 and December 31, 2017, unamortized transaction costs of $165,000 and $246,000, respectively, have been netted against the outstanding Secured Debt balance on the Consolidated Balance Sheets. As discussed in Note 11 below, interest payable on the Secured Debt is now due at loan maturity, October 15, 2020, and, at December 31, 2018 and December 31, 2017, accrued interest of $213,000 and $68,000, respectively, has been included in the Secured Debt balance on the Consolidated Balance Sheets. The interest on the secured debt ($145,000 in 2018 and $68,000 in the second half of 2017) has been included in the Consolidated Statements of Operations in Interest and other income (expense), net.

A summary of the Secured Debt activity is as follows (000’s):

	December 31, 2018	December 31, 2017

Secured Debt	$2,427	$2,427
Transaction costs	(299)	(287)
	$2,128	$2,140
Amortization	134	41
	$2,262	$2,181
Accrued interest	213	68
	$2,475	$2,249

The secured loan bears interest at 6% per annum, with interest payable quarterly (now due at loan maturity see Note 11 below) and is secured by a security interest in all of our assets. As part of the Agreement, the Company and Brookstone entered into a Registration Rights Agreement granting Brookstone certain demand and piggyback registration rights. A provision in the Agreement entered into with Brookstone also requires the Company to nominate two candidates for a director position that have been recommended by Brookstone as long as Brookstone beneficially owns over 20% of the Company’s outstanding common stock and to nominate one candidate for a director position that has been recommended by Brookstone as long as Brookstone beneficially owns over 5% but less than 20% of the Company’s outstanding common stock.

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

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2019, on March 15, 2019, the Company entered into the Second Amendment to Securities Purchase, Loan and Security Agreement (the “2nd Amendment”) with Brookstone. The 2nd Amendment provides for additional advances to the Company up to a Maximum amount of $500,000 to be used for Company operations. Advances made will be added to the secured debt and be subject to the terms and conditions of the Securities Purchase, Loan and Security Agreement. At Brookstone’s sole discretion, the Maximum amount of the advances may be increased to an amount not exceeding $700,000.

11.	RELATED PARTY TRANSACTION - DEFERRAL OF SECURED DEBT INTEREST PAYMENTS AND ISSUANCE OF WARRANTS TO PURCHASE SHARES OF THE COMPANY’S COMMON STOCK

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with BP Peptides, LLC (“Brookstone"). Brookstone currently owns approximately 34.1% of our outstanding common stock. Under the original Agreement (see Note 10 above), interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $. 075. At December 31, 2018 2,436,811 shares are fully vested and exercisable.

The fair value of the Warrants was determined to be $43,000. The fair value of the Warrants will be amortized over the deferral period, January 30, 2018 to October 15, 2020, on the straight-line basis, as additional interest expense. Amortization expense totaled $15,000 for 2018 and is included in Interest and other expenses, net, in the Consolidated Statements of Operations.

Note 12. LIPIMETIX DEVELOPMENT, INC. LICENSE AGREEMENT

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2018, on May 2, 2018, our JV, LipimetiX Development, Inc., entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. The JV recorded the receipt of the $2,000,000 payment as revenue in the second quarter of 2018. Transaction costs related to the revenue totaled $254,000 and consisted of a $100,000 payment to the UAB Research Foundation, as required by the UAB Research Foundation Exclusive License Agreement, a $100,000 advisory fee and $54,000 in legal fees. As described in Note 8 above, at December 31, 2018, JV net losses exceeded the JV capital accounts and all losses were being allocated to the Company. Revenue recorded for the $2,000,000 payment reduced the amount of JV net losses previously allocated to the Company.

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