Form 10-Q
period 2019-06-30
Capstone Therapeutics Corp.
filed 2019-08-13
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒Yes ☐No

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

54,385,411 shares of common stock outstanding as of August 1, 2019

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CAPS	OTCQB

2

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32

EXHIBIT 101

Forward Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. The safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 protects companies from liability for their forward looking statements if they comply with the requirements of that Act. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, and contains forward-looking statements made pursuant to that safe harbor. These forward-looking statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail in this section titled “Risks,” include, but are not limited to:

•	failure of the Company, or its joint venture, LipimetiX Development, Inc., to obtain additional funds to continue operations;
•	the impact of the terms or conditions of agreements associated with funds obtained to fund operations, including the Company’s Securities Purchase, Loan and Security Agreement;
•	failure to obtain additional funds required to complete clinical trials and supporting research and production efforts necessary to obtain FDA or comparable foreign agencies approval for product candidates or secure development agreements with pharmaceutical manufacturers;
•	the impact of using a virtual operating model;
•	unfavorable results of product candidate development efforts;
•	unfavorable results of pre-clinical or clinical testing;
•	delays in obtaining, or failure to obtain FDA or comparable foreign agencies approvals;
•	increased regulation by the FDA or comparable foreign agencies;
•	the introduction of competitive products;
•	impairment of license, patent or other proprietary rights;
•	the impact of present and future joint venture, collaborative or partnering agreements or the lack thereof;
•	failure of the Company’s common stock to continue to be listed at the OTCQB stock market; and
•	failure to successfully implement our drug development strategy for AEM-28 and its analogs.

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

PART I – Financial Information

Item 1. Financial Statements

CAPSTONE THERAPEUTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$305	$1,341
Other current assets	398	97
Total current assets	703	1,438

Patent license rights, net	-	39
Total assets	$703	$1,477

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$797	$245
Other accrued liabilities	22	1
Total current liabilities	819	246

Secured debt and accrued interest, net of unamortized issuance costs	2,644	2,475

Equity
Capstone Therapeutics Corp. Stockholders' Equity
Common Stock $.0005 par value;	27	27
150,000,000 shares authorized; 54,385,411 shares outstanding in 2019 and 2018
Additional paid-in capital	190,490	190,483
Accumulated deficit	(193,277)	(191,754)
Total Capstone Therapeutics Corp. stockholders' equity (deficit)	(2,760)	(1,244)
Noncontrolling interest	-	-
Total equity	(2,760)	(1,244)
Total liabilities and equity	$703	$1,477

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

SUBLICENSE REVENUE	$-	$2,000	$-	$2,000
OPERATING EXPENSES:
Sublicense transaction costs	-	254	-	254
General and administrative	178	84	366	313
Research and development	427	322	1,028	623
Total operating expenses	605	660	1,394	1,190
Income (loss) after operating expenses	(605)	1,340	(1,394)	810
Interest and other income (expense), net	(63)	(62)	(126)	(122)
Income (loss) from operations before taxes	(668)	1,278	(1,520)	688
Income tax benefit (expense)	-	-	(3)	3
NET INCOME (LOSS)	(668)	1,278	(1,523)	691
Less: Net Income (Loss) attributable to the noncontrolling interest	-	-	-	-
Net Income (Loss) attributable to Capstone Therapeutics Corp. stockholders	$(668)	$1,278	$(1,523)	$691
Per Share Information:
Net Income (Loss), basic and diluted, attributable to Capstone Therapeutic Corp. stockholders	$(0.01)	$0.02	$(0.03)	$0.01
Basic and diluted shares outstanding	54,385	54,385	54,385	54,385

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(1,523)	$691
Non cash items:
Amortization	39	78
Non-cash interest expense	119	118
Non-cash stock based interest expense	7	6
Change in other operating items:
Other current assets	(274)	87
Accounts payable	552	47
Other accrued liabilities	(6)	(11)
Cash flows used in operating activities	(1,086)	1,016
INVESTING ACTIVITIES
Cash flows provided by investing activities	-	-
FINANCING ACTIVITIES
Secured Debt funding	50	-
Cash flows provided by financing activities	50	-
NET DECREASE IN CASH	(1,036)	1,016
CASH, BEGINNING OF PERIOD	1,341	1,275
CASH, END OF PERIOD	$305	$2,291

See notes to unaudited condensed consolidated financial statements

CAPSTONE THERAPEUTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Management has determined that the Company will require additional capital above its current cash and working capital balances to further develop AEM-28 and its analogs or to continue operations. Accordingly, the Company has significantly reduced its development activities. The Company’s corporate strategy is to raise funds by possibly engaging in a strategic/merger transaction or conducting a private or public offering of debt or equity securities for capital. As described in Note D below, the Company, on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes, and transaction costs of $287,000. As discussed in Note B below, in August 2017, the Company used $1,000,000 of the net proceeds to purchase 93,458 shares of LipimetiX Development, Inc.’s Series B-2 Preferred Stock. The additional funds, as well as a commitment of additional funding from the same investor group on an as needed basis of up to $700,000, (Through an increase in its outstanding long-term debt. As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2019, on March 15, 2019 the Company entered into the Second Amendment to Securities Purchase, Loan and Security Agreement with Brookstone which provides additional funding for our operations up to a Maximum Amount of $700,000.) alleviated the substantial doubt about the entity’s ability to continue as a going concern. However, additional funds will be required for the joint venture to reach its development goals and for the Company to continue its planned operations.

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

Other Current Assets. Other Current Assets at June 30, 2019 includes $320,000 reimbursable under the Cooperation Agreement discussed below, and this amount will be used to satisfy certain obligations that are included in accounts payable or have been paid for by the Company as of June 30, 2019.

Accounts Payable. Accounts payable includes accrued and deferred officer compensation of $185,000 and $135,000 at June 30, 2019 and December 31, 2018, respectively, that is payable at various times and amounts through December 2020 and payable earlier on occurrence of certain transactions or approval by the Company’s Board of Directors. Accounts payable at June 30, 2019 also includes a $480,000 payable associated with the Cooperation Agreement discussed below.

Stockholders’ Equity.    During the first six months of 2019 and 2018 Additional paid-in capital increased by $7,000 and $6,000, respectively, due to the amortization of the cost of Warrants issued as part of the First Amendment to Securities Purchase, Loan and Security Agreement as described in Note D in these Condensed Consolidated Financial Statements. During the first six months of 2019 and 2018 Accumulated deficit increased (decreased) by $1,523,000 and ($691,000), respectively, due to the net loss (income) incurred in those first six months.

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

Cooperation Agreement

In May 2018 the Company’s joint venture (“JV”) entered into an agreement to cooperate with Anji Pharmaceuticals Inc. (“ANJI”) (see Note E below) in the development of AEM-28 and its analogs. The JV entered into a License Agreement (the “Sub-License”) with ANJI to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). As both parties intend to develop AEM-28 and its analogs, conducting independent development activities would result in both parties performing the same or similar pre-clinical work and clinical trial drug development. As such, the parties agreed to cooperate by the JV agreeing to perform certain preclinical work at its expense and for ANJI to cover the cost of clinical trial drug development. For efficiency and cost effectiveness the JV has agreed to manage the initial clinical trial drug development. Accordingly, the vendors performing the clinical trial drug development will bill the JV and ANJI will reimburse the JV. As provided for in ASC 606 and ASC 808 Cooperation Arrangements, the JV will net the reimbursements against the clinical trial drug development costs in Operating Expenses – Research & Development in the Consolidated Statements of Operations and the cash flow effect will be shown net in Operating Activities – Net Loss in the Consolidated Statements of Cash Flows in the Financial Statements included in this Current Report on Form 10-Q. ANJI cost and reimbursement activity under the Cooperation Agreement as of June 30, 2019 and December 31, 2018 totaled $134,000 and $52,000, respectively, and has been shown net. In the first six months of 2019 the Company charged costs totaling $740,000 to research and development expense related to its activities under the Cooperation Agreement.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18 Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606. This ASU is effective for effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. As provided for in the ASU, the Company has elected to early adopt the ASU. The adoption of the ASU did not have a material effect on the Company’s financial statements at June 30, 2019 or December 31, 2018.

Recent Accounting Pronouncements

Leases. In February 2016 the FASB issued ASU 2016-02 Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2018 and July 2018. The objective of this update is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The new standard was adopted by the Company in the 1st quarter of 2019 and the adoption did not have a material effect on its financial position or operating results. The Company, at June 30, 2019, has recorded a right to use asset of $20,000 in Other Current Assets and a lease liability of $20,000 in Other Accrued Liabilities in the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The adoption of the new standard is a non-monetary transaction and will have no effect on the Consolidated Statement of Cash Flows.

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

The JV, on August 3, 2012, entered into a Management Agreement with Benu to manage JV development activities and an Accounting Services Agreement with the Company to manage JV accounting and administrative functions. The services related to these agreements have been completed. New Management and Accounting Services Agreements were entered into effective June 1, 2016. However, no Management or Accounting Services fees are due or payable except to the extent funding is available, as unanimously approved by members of the JV Board of Directors and as reflected in the approved operating budget in effect at that time. In August 2017 the Accounting Services Agreement monthly fee was increased to $20,000 and will thereafter be accrued but not payable, until certain levels of joint venture funding are obtained from non-affiliated parties. At June 30, 2019, accounting fees of $460,000 were earned but unpaid. In August 2017, a Management Fee of $300,000 was approved by the joint venture’s Board of Directors with $150,000 paid and charged to expense in the third quarter of 2017 and $150,000 paid and expensed in the first quarter of 2018. In the 1st quarter of 2019 a Management Fee of $50,000 was charged to expense and paid in the second quarter of 2019..

The joint venture formation was as follows ($000’s):

Patent license rights	$1,045
Noncontrolling interests	(667)
Cash paid at formation	$378

Patent license rights were recorded at their estimated fair value and were amortized on a straight-line basis over the key patent life of eighty months (fully amortized at June 30, 2019).

The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company. Intercompany transactions have been eliminated. In the Company’s consolidated financial statements, joint venture losses were recorded on the basis of common ownership equity interests until common ownership equity was reduced to $0. Subsequent joint venture losses were being allocated to the Series A preferred ownership equity (100% Company). Subsequent to March 31, 2013, all joint venture losses had been allocated to the Company. On August 25, 2016 the JV raised $1,012,000, ($946,000 net of issuance costs) in a Series B-1 Preferred Stock and Warrant offering and in 2016, $946,000 of losses were allocated to the Series B-1 Preferred Stock ownership interests. As of December 31, 2018, losses incurred by the JV exceeded the capital accounts of the JV. The Company has a revolving loan agreement with the joint venture, with the loan due December 31, 2016. The due date of the revolving loan was extended to July 15, 2020, with early payment required upon certain additional funding of the joint venture by non-affiliated parties. Subsequent to June 30, 2017, interest due on the revolving loan will be accrued and payable only upon certain additional funding of the joint venture by non-affiliated parties. Until repayment, the outstanding revolving loan and interest balance is convertible, at the Company’s option, into Series B Preferred Stock at the Series B-1 conversion price. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of the unpaid loan and accrued interest balance. At June 30, 2019, the revolving loan agreement balance, including accrued interest subsequent to June 30, 2017 of $160,000, was $1,760,000.

The joint venture incurred net operating income (expenses), prior to the elimination of intercompany transactions, of ($1,191,000) in 2019 and ($10,789,000) for the period from August 3, 2012 (inception) to June 30, 2019, of which ($1,191,000), and ($9,177,000), respectively, have been recorded by the Company. The joint venture operating expenses are included in research and development expenses in the condensed consolidated statements of operations.

Neither the Company nor the noncontrolling interests have an obligation to contribute additional funds to the joint venture or to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Losses allocated to the common stock noncontrolling interests represent an additional potential loss for the Company as the common stock noncontrolling interests are not obligated to contribute assets to the joint venture and, depending on the ultimate outcome of the joint venture, the Company could potentially absorb all losses associated with the joint venture. From formation of the joint venture, August 3, 2012, through June 30, 2019, losses totaling $667,000 have been allocated to the common stock noncontrolling interests. If the joint venture or Company is unable to obtain additional funding, the ability of the joint venture to continue development of AEM-28 and its analogs would be impaired as would the joint venture’s ability to continue operations. If the joint venture does not continue as a going concern, at June 30, 2019, the Company would incur an additional loss of $667,000 for the joint venture losses allocated to the common stock noncontrolling interests.

Note C Australian Refundable Research & Development Credit

In March 2014, LipimetiX Development LLC, (Now LipimetiX Development, Inc. - see Note B above) formed a wholly-owned Australian subsidiary, Lipimetix Australia Pty Ltd, to conduct Phase 1a and Phase1b/2a clinical trials in Australia. Currently Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures. Subsequent to the end of its Australian tax years, Lipimetix Australia Pty Ltd submits claims for a refundable research and development tax credit. The expected refundable research and development tax credits for the six-month periods ended June 30, 2019 and 2018 were AUD$0 and AUD$4,000, respectively.

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

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2018, on January 30, 2018, the Company entered into the First Amendment to Securities Purchase, Loan and Security Agreement (the “Amendment”) with Brookstone. Interest on the Secured Debt was payable quarterly. The Amendment defers the payment of interest until the Secured Debt’s maturity, October 15, 2020. In consideration for the deferral, the Company issued a Warrant to Brookstone to purchase up to 6,321,930 shares of the Company’s Common Stock with an exercise price of $.075 per share. The warrant expires October 15, 2025 and provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $0.75. At June 30, 2019, 3,405,151 shares are fully vested and exercisable.

The fair value of the Warrants was determined to be $43,000. The fair value of the Warrants will be amortized over the deferral period, January 30, 2018 to October 15, 2020, on the straight-line basis, as additional interest expense. Amortization expenses totaled $7,000 and $6,000 in the first six months of 2019 and 2018, respectively, and is included in Interest and other expenses, net, in the Condensed Consolidated Statement of Operations.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2019, on March 15, 2019 the Company entered into the Second Amendment to Securities Purchase, Loan and Security Agreement with Brookstone which provides additional funding for our operations up to a Maximum Amount of $500,000. Any additional amounts advanced will be added to the current Loan and subject to the same terms and conditions. At Brookstone’s sole discretion, the Maximum Amount may be increased to an amount not to exceed $700,000. The Company borrowed $50,000 in March 2019 against the Maximum Amount of $500,000. In August 2019 the lender agreed to increase the Maximum Amount to $700,000.

Transaction costs of $287,000 have been deferred and will be written off over the life of the secured loan, thirty-nine months from July 14, 2017 to October 20, 2020, on the straight-line basis. Additional transaction costs of $12,000 were incurred with the Amendment and will be written off over the period of the date of the Amendment, January 30, 2018, to October 15, 2020. At June 30, 2019 transaction costs of $179,000 has been amortized, and $45,000 in the first six months of 2019 and 2018 has been included in the Condensed Consolidated Statements of Operations in Interest and Other Expenses. At June 30, 2019 and December 31, 2018, unamortized transaction costs of $120,000 and $165,000, respectively, have been netted against the outstanding Secured Debt balance on the Condensed Consolidated Balance Sheets. Interest payable on the Secured Debt is now due at loan maturity, October 15, 2020, and, at June 30, 2019 and December 31, 2018, accrued interest of $287,000 and $213,000, respectively, has been included in the Secured Debt balance on the Condensed Consolidated Balance Sheets. The interest on the secured debt of $73,000, and $72,000 in the first six months of 2019 and 2018, respectively, has been included in the Condensed Consolidated Statements of Operations in Interest and Other Expenses.

A summary of the Secured Debt activity is as follows (000’s):

	June 30, 2019	December 31, 2018

Secured Debt	$2,477	$2,427
Transaction costs	(299)	(299)
	$2,178	$2,128
Amortization	179	134
	$2,357	$2,262
Accrued interest	287	213
	$2,644	$2,475

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

Note E LIPIMETIX DEVELOPMENT, INC. LICENSE AGREEMENT

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2018, on May 2, 2018, our JV, LipimetiX Development, Inc., entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. The JV recorded the receipt of the $2,000,000 payment as revenue in the second quarter of 2018. Transaction costs related to the revenue totaled $254,000 and consisted of a $100,000 payment to the UAB Research Foundation, as required by the UAB Research Foundation Exclusive License Agreement, a $100,000 advisory fee and $54,000 in legal fees. As described in Note B above JV net losses exceed the JV capital accounts and all losses are being allocated to the Company. Revenue recorded for the $2,000,000 payment reduced the amount of JV net losses previously allocated to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of significant events in the three and six month periods ended June 30, 2019 and factors that affected our interim financial condition and results of operations. This should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Critical Accounting Policies

Our critical accounting policies are those that affect or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2019, for the year ended December 31, 2018 are those that depend most heavily on these judgments and estimates. As of June 30, 2019, there have been no material changes to any of the critical accounting policies contained in our Annual Report for the year ended December 31, 2018.

Results of Operations Comparing Three-Month Period Ended June 30, 2019 to the Corresponding Period in 2018.

Sublicense Revenue: As described in Note 12 to the Financial Statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2019, the JV entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. The JV recorded the receipt of the $2,000,000 payment as revenue in the second quarter of 2018. Transaction costs related to the sublicense totaled $254,000 and were separately stated on the Consolidated Statement of Operations included in the Financial Statements included in the Annual Report on Form 10-K. There was no sublicense activity in the second quarter of 2019.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $178,000 in the second quarter of 2019 compared to $84,000 in the second quarter of 2018. Administration expenses were higher in the second quarter of 2019 than 2018 primarily due higher legal fees and other costs incurred in 2019 related to the Company’s Annual Meeting scheduled for August 22, 2019.

Research and Development Expenses: Research and development expenses were $427,000 for the second quarter of 2019 compared to $322,000 for the second quarter of 2018. Our research and development expenses increased due to the availability of funds from the ANJI sublicense income received in 2018, discussed above, but continues to reflect reduced spending as our development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Interest and other income (expense), net: Interest and other income (expense), net was ($63,000) for 2019 compared to ($62,000) for 2018. The expense is interest recorded on the Secured Debt and on the issuance of Warrants.

Net Income (Loss) attributable to Capstone Therapeutics stockholders: We incurred a net (loss) in the second quarter of 2019 of ($.7) million compared to a net income of $1.3 million in the second quarter of 2018. Net losses were comparable between periods after considering the above comments. Our operations and the development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Results of Operations Comparing Six-Month Period Ended June 30, 2019 to the Corresponding Period in 2018.

Sublicense Revenue: As described in Note 12 to the Financial Statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2019, the JV entered into a License Agreement (the “Sub-License”) with Anji Pharmaceuticals Inc. (“ANJI") to sublicense, under its Exclusive License Agreement with the UAB Research Foundation, the use of the JV’s AEM-28 and analogs intellectual property in the Territory of the People’s Republic of China, Taiwan and Hong Kong (the “Territory”). The Sub-License calls for an initial payment of $2,000,000, payment of a royalty on future Net Sales in the Territory and cash milestone payments based on future clinical/regulatory events. ANJI will perform all development activities allowed under the Sub-License in the Territory at its sole cost and expense. The JV recorded the receipt of the $2,000,000 payment as revenue in the second quarter of 2018. Transaction costs related to the sublicense totaled $254,000 and were separately stated on the Consolidated Statement of Operations included in the Financial Statements included in the Annual Report on Form 10-K. There was no sublicense activity in the first six months of 2019.

General and Administrative (“G&A”) Expenses: G&A expenses related to our ongoing operations were $366,000 in 2019 compared to $313,000 in 2018. Administration expenses were higher in 2019 than 2018 primarily due higher legal fees in 2019.

Research and Development Expenses: Research and development expenses were $1,028,000 for 2019 compared to $623,000 for 2018. Our research and development expenses increased due to the availability of funds from the ANJI sublicense income received in 2018, discussed above, but continues to reflect reduced spending as our development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Interest and other income (expense), net: Interest and other income (expense), net was ($126,000) for 2019 compared to ($122,000) for 2018. The expense is interest recorded on the Secured Debt and on the issuance of Warrants.

Net Income ( Loss) attributable to Capstone Therapeutics stockholders: We incurred a net (loss) in 2019 of ($1.5) million compared to a net income of $.7 million in 2018. Net losses were comparable between periods after considering the above comments. Our operations and the development activities of AEM-28 and its analogs were limited, as we attempt to obtain additional funding.

Liquidity and Capital Resources

With the sale of our Bone Device Business in November 2003, we sold all of our revenue producing operations. Since that time, we have primarily relied on our cash and investments to finance all our operations, the focus of which has been research and development of our product candidates.

On August 3, 2012, we entered into a joint venture, to develop Apo E mimetic peptide AEM-28 and its analogs. We contributed $6.0 million and through December 31, 2018 we have loaned an additional $1,760,000 (including deferred interest of $160,000) to the JV. The JV raised $1,012,000 ($946,000 net of issuance costs) in the JV’s Series B-1 Preferred Stock and Warrant offering in August 2016. As described in Note D to the Financial Statements included in this Quarterly Report on Form 10-Q, the Company on July 14, 2017, raised $3,440,000, with net proceeds of approximately $2,074,000, after paying off the Convertible Promissory Notes, and transaction costs of $287,000. As disclosed in Note E to the Financial Statements included in this Quarterly Report on Form 10-Q, on May 2, 2018, our JV entered into a License Agreement which resulted in the receipt of a $2,000,000 nonrefundable payment ($1,746,000 net of transaction costs). At June 30, 2019, we had cash of $305,000, of which $230,000 is held by our JV.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2019, on March 15, 2019, the Company entered into the Second Amendment to Securities Purchase, Loan and Security Agreement with Brookstone. The 2nd Amendment provides for additional advances to the Company up to a Maximum Amount of $500,000 to be used for Company operations. Advances made will be added to the secured debt and be subject to the terms and conditions of the Securities Purchase, Loan and Security Agreement. At Brookstone’s sole discretion, the Maximum Amount of the advances may be increased to an amount not exceeding $700,000. The Company borrowed $50,000 in March 2019 against the Maximum Amount of $500,000. In August 2019 the Lender agreed to increase the Maximum Amount to $700,000.

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

The Company has a secured loan of $2,477,500, due October 15, 2020, from BP Peptides, LLC, an entity that at June 30, 2019 owns approximately 34.1% of the Company’s common stock. Interest on the secured loan, at a rate of 6% per annum, is payable on the maturity date of the secured loan.

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

CAPSTONE THERAPEUTICS CORP.

(Registrant)

Signature	Title	Date

/s/ John M. Holliman, III John M. Holliman, III	Chairman and Chief Executive Officer (Principal Executive Officer)	August 13, 2019
/s/ Les M. Taeger Les M. Taeger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2019

Capstone Therapeutics Corp.

(the “Company”)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2019

No.	Description	Incorporated by Reference To:	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as amended.		X
32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.*		X
101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2019, filed with the SEC on August 13, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements. * Furnished herewith		X

