Form 10-K
period 2024-12-31
Capstone Holding Corp.
filed 2025-03-31
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 001-33560

Capstone Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

5141 W. 122nd Street Alsip, IL 60803	(708) 371-0660
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CAPS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of June 28, 2024, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Capital Market on March 6, 2025.

The registrant had 5,190,251 shares of its common stock, par value $0.0005, issued and outstanding as of March 31, 2025.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

This Annual Report also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

ii

PART I

ITEM 1. BUSINESS

Our Company

Capstone Holding Corp. is a building products distribution network. The existing network is comprised of Instone, a leading distributor of thin veneer stone and related masonry products in the United States, serving both residential and commercial construction markets. Founded over 30 years ago, we have grown to become the largest wholesale distributor in the thin veneer masonry products industry. Our comprehensive product offering includes a wide range of manufactured and natural stone products, supported by a strategically located distribution network designed to provide reliable and efficient service to our diverse customer base.

We are committed to being the preferred partner for our customers by providing high-quality products, expert support, and exceptional service. Our success is driven by our deep industry expertise, long-standing customer relationships, and a relentless focus on operational excellence.

Our Business Strategy and Operating Model

Capstone Long-Term Growth Strategy.    Our long-term growth strategy is built on the foundational strengths of our current operating subsidiary and the strategic opportunities available in the building products distribution and manufacturing industry. Our strategy has the following characteristics:

Deep Team.    Capstone is controlled by Brookstone Partners, a private equity group with 25 years of deep expertise in building products investment. Brookstone Partners is controlled by Matthew Lipman, our chief executive officer and a member of our board of directors, and Michael Toporek, the chairman of our board. The Capstone leadership team includes seasoned operating executives and building products acquisition and investment professionals. Capstone’s leadership team includes its Lead Independent Director, Charles “Chuck” Dana. Mr. Dana spent 19 years at Owens Corning, a leading building materials company. At Owens Corning, Mr. Dana held various positions including Controller, President Global Composites and then Group President Building Materials. In addition, from the Company’s acquisition of Instone in April 2020 through December 31, 2024, Instone’s revenues have increased from approximately $32.2 million to approximately $45.8 million. In February 2008, a Brookstone Partners affiliate invested $8.8 million in Woodcrafter’s Home Products Holdings LLC. Brookstone’s team worked with Woodcrafter’s management to grow earnings and Brookstone completed the sale of all of its interests in Woodcrafter’s for $32 million in December 2013. The ability to identify, acquire and integrate acquisition candidates is a critical skill set to augment the operating expertise that drives organic growth. The current operating company has successfully executed multiple acquisitions and integrations, laying a solid foundation for continued expansion.

Strategic Timing.    We believe we are strategically positioned to capitalize on market conditions within the building products sector. Historically, acquiring companies at interest rate peaks has yielded strong returns, and we are poised to leverage these strategic investment opportunities as the market evolves.

Industry Dynamics.    According to the Bain & Company Global M&A Report published in 2024 (the “Bain Report”), this is “just the type of environment that has proved to offer opportunities to companies that are willing to make bold moves.” The Bain Report goes on to say, “building products companies that make frequent and material acquisitions substantially outpace inactive companies in total shareholder returns, 9.6% vs 2.7%” and “the most successful companies will pursue scope M&A to build product, geography, and capability adjacencies.”

The M&A environment for the building products sector is expected to improve because, according to the Bain Report, “there are ample one-off opportunities to acquire struggling assets”, and “financial investors have taken a step back, especially in North America, removing a potentially formidable layer of competition.”

Scale.    For scale M&A, opportunities in core businesses allow for more operational synergies. The Bain Report states that “allowing management to focus on a more related group of products with some level of shared channels, end markets, or manufacturing processes helps focus efforts and tells a clearer equity story.”

Scope.    Given macroeconomic uncertainty, companies who leverage their parenting advantage, the ability to effectively manage and integrate acquisitions, will be the most successful with regards to scope M&A. The Bain Report states that “the path to leadership generally means overlooking smaller assets in favor of bigger players for a first move in a new space.”

The “Annual total shareholder returns for building products companies” chart and quotes from the Bain Report are used with permission from Bain & Company. The Bain Report was not commissioned by the Company. The Company does not currently and has not in the past had a direct or indirect business relationship with Bain & Company. The Bain Report is publicly available via the Insight — Featured Topics portion of Bain & Company’s website.

Strategic Positioning.    We believe we are strategically well-positioned to take advantage of the current market opportunities because of:

Team strength.    The industry experience of the Board and Instone management provides the Company with the expertise to evaluate, acquire, and integrate acquisitions.

Experience integrating acquisitions.    Since 2006, the Company has successfully integrated four acquisitions. The team believes the Company has the resources and expertise to continue to integrate acquisitions successfully.

Geographic distribution footprint of Instone.    The current service area of the Company, which includes 31 states (with such states having over 60% of American households), provides a good basis on which to make both “scale” and “scope” acquisitions.

Growth Premium.    As Capstone continues to scale, growing its EBITDA, we anticipate benefiting from valuation premiums associated with increased size. This growth, coupled with consistent earnings performance, is expected to drive substantial shareholder value and enhance our market positioning

Our current operating company, Instone, intends to drive sustainable growth, expands its geographic presence in the building products industry, and delivers superior value to its customers, shareholders, and other stakeholders. We expect to work with Instone to achieve this through the following strategic pillars:

Expand Market Presence.    We are committed to expanding our geographic footprint, increasing penetration in existing markets, and entering new, underserved regions. Our sales and marketing team continues to seek new opportunities to onboard customers in markets we are not currently servicing. In 2024, we onboarded customers in 6 new states, which are included in our distribution network of 31 states. We will achieve this through both organic growth and strategic acquisitions that complement our existing business and provide opportunities to broaden our product offerings and customer base.

Enhance Product Portfolio.    We continuously strive to expand and diversify our product offerings to meet the evolving needs of our customers. This includes introducing new textures, colors, and materials within our stone product lines, as well as expanding into adjacent building products and stone substitutes. By broadening our portfolio, we aim to increase our share of wallet with existing customers and attract new customers.

Operational Excellence.    We are focused on optimizing our operations to improve efficiency, reduce costs, and enhance customer satisfaction. This involves investing in advanced technologies, streamlining our supply chain, and implementing best practices across all aspects of our business. Operational excellence is key to maintaining our competitive edge and ensuring long-term profitability.

Customer-Centric Approach.    Our customers are at the heart of everything we do. We are committed to building strong, long-lasting relationships by providing high-quality products, exceptional service, and expert support. Our goal is to be the preferred partner for our customers, helping them succeed in their projects and achieve their business objectives.

Innovation.    We recognize the importance of innovation in the building products sector and prioritize it, continually seeking new ways to improve our products, processes, and services to stay ahead of industry trends and meet the demands of a changing market. The most recent example is our introduction of the Toro® family of manufactured stone products. We used our 30 years of market knowledge to formulate a product offering that is well thought out to meet the needs of end use customers and distributors. We painstakingly designed each color family. We honed in on key manufacturing steps to drive quality and consistency then thoughtfully designed packaging to meet the needs of distributors. The end result was a set of products that competes with high-end alternatives in the sector on aesthetics, but for a better value. We expect Toro® to help drive significant organic revenue growth in the next three years.

Operating Model

Our operating model is designed to support our business strategy and drive consistent, profitable growth. Key elements of our operating model include:

Integrated Supply Chain.    We operate an integrated supply chain that connects our network of suppliers, manufacturing partners, and distribution centers. This allows us to efficiently manage inventory, optimize logistics, and ensure timely delivery of products to our customers. Our supply chain capabilities are a critical component of our ability to provide reliable service and meet the needs of our diverse customer base.

Strategic Distribution Network.    Our strategically located distribution centers enable us to serve 31 states (with such states having over 60% of American households) with speed and efficiency. These facilities are designed to optimize inventory management, reduce lead times, and ensure that our customers have access to the products they need, when they need them. Our distribution network is a key competitive advantage that supports our position in the industry. This extensive reach provides a robust base for integrating additional distributors or manufacturers, driving consistent revenue growth.

Scalable Infrastructure.    We have invested in scalable infrastructure that can support our growth objectives and adapt to changing market conditions. This includes state-of-the-art facilities, advanced technology, and robust business processes that enable us to efficiently manage our operations and deliver consistent performance.

Experienced and Committed Workforce.    Our employees are the foundation of our success. We have a highly experienced and committed workforce that shares our dedication to excellence, innovation, and customer satisfaction. We invest in the training and development of our employees to ensure they have the skills and knowledge needed to drive our business forward and meet the challenges of a dynamic industry.

Financial Discipline.    We are committed to maintaining financial discipline and leveraging our resources to drive sustainable growth. This includes prudent capital allocation, cost management, and a focus on generating strong cash flow. We intend to invest in strategic initiatives, pursue growth opportunities, and return value to our shareholders.

Through the execution of our business strategy and the strength of our operating model, we are well-positioned to capitalize on the opportunities in the thin veneer stone and masonry products industry and deliver long-term value to our stakeholders.

Industry Overview

The building products industry in the United States is an essential segment of the broader construction market, contributing to both the structural integrity and aesthetic enhancement of buildings. The stone veneer subsector comprises several key segments, including natural stone, manufactured stone, and masonry products, each serving distinct roles within the construction process. As of 2023, the U.S. stone industry is valued at approximately $15 billion, with growth projections indicating continued expansion through 2024 and beyond.

Market Dynamics

Residential Construction Growth.    The new residential construction market, a significant driver of demand in the stone industry, has softened as interest rates have increased. This is also in part driven by the timing of weakening new single and multi-family construction and renovation spending. New construction spending growth is expected to be down ~-6.1% year over year for 2025; however, the backlog of units already authorized but not yet started has increased sequentially, which could mean higher than expected new construction in 2025 as interest rates are expected to decrease.

Renovation and Remodeling.    The renovation and remodeling market has seen substantial growth, particularly following the COVID-19 pandemic, which spurred increased investment in home improvement. In 2022, U.S. homeowners spent over $500 billion on renovation projects, with a significant portion directed towards exterior upgrades and outdoor living spaces. Thin veneer stone, known for its durability and aesthetic versatility, is increasingly favored for these applications. In 2024 however, remodel spending growth is expected to be down ~-3.6% YoY coinciding with increased interest rates and depletion of excess pandemic-era excess savings, but is expected to grow ~+7.0% in 2025 and ~+12.2% in 2026. Overall building products spending is expected to grow +2.6% in 2025 vs only +1.0% in 2024.

Commercial Construction.    The commercial construction sector, particularly in hospitality, retail, and office buildings, continues to present growth opportunities for the stone industry. Stone products are highly valued in commercial construction for their durability, fire resistance, and ability to convey a sense of luxury. As of 2024, the commercial construction market in the U.S. is expected to grow by 5-6%, further boosting demand for stone products.

Competitive Landscape

The U.S. stone distribution market is highly fragmented, with a mix of large national distributors, regional players, and numerous smaller local suppliers. Despite this fragmentation, Capstone has achieved a leadership position by leveraging its extensive product offerings, strategic distribution network, and strong customer relationships.

Consolidation Trends.    The industry is experiencing consolidation, with larger players acquiring smaller distributors to expand their geographic reach and product portfolios. This trend is expected to continue as companies seek to achieve economies of scale and enhance their market positioning.

Technological Advancements.    Technology is playing an increasingly important role in the stone industry. From advanced manufacturing techniques that produce more realistic manufactured stone products to digital tools that improve inventory management and customer service, technology is helping distributors like Capstone improve efficiency and meet evolving customer needs.

Labor and Supply Chain Challenges.    The stone and masonry industry faces challenges related to labor shortages and supply chain disruptions, which have been exacerbated by the pandemic. Navigating these challenges through strategies like vertical integration, strategic partnerships, and our unique delivery network is critical for maintaining competitiveness.

Outlook for 2025 and Beyond

The U.S. stone and masonry industry are expected to continue its growth trajectory, supported by strong demand in both residential and commercial construction, as well as ongoing trends towards sustainability and green building practices. Industry forecasts project a compound annual growth rate (CAGR) of 4-5% through 2025. Companies that adapt to changing market dynamics, invest in technology, and offer a broad range of high-quality products will be well-positioned for long-term success.

Our Competitive Strengths

Capstone’s success is underpinned by several competitive strengths that differentiate us in the market:

Extensive Product Offering.    With over 1,980 SKUs, we offer one of the most comprehensive selections of stone products in the industry, including a variety of manufactured and natural stone options. Our diverse product line allows us to meet the needs of a broad customer base and cater to a wide range of construction applications.

Optimized Distribution Network.    Our four strategically located distribution centers in Massachusetts, New Jersey, Ohio, and Illinois enable us to serve 31 states (with such states having over 60% of American households) (with such states’ population consisting of about 40% of American households) efficiently. These facilities are designed to optimize inventory management and delivery times, ensuring that our customers receive the products they need when they need them.

Strong Customer Relationships.    We have cultivated deep and lasting relationships with our customers, including some of the largest and most respected names in the construction industry. Our ability to provide a one-stop shop for stone and masonry products, combined with our commitment to service excellence, has made us a trusted partner for over 400 active customers.

Operational Excellence.    We maintain the highest standards of operational efficiency, supported by state-of-the-art distribution facilities and a team of experienced professionals.

Experienced Management Team.    Our leadership team has extensive experience in the stone and masonry industry with a proven track record of driving growth and delivering results. Our senior management team is supported by a talented group of managers and employees who share a commitment to continuous improvement and a passion for customer service.

One of Brookstone Partners’ successful past investments outside of the building products industry includes Anomatic, a company that makes caps and closures for the health and beauty and cosmetics industry and makes over 1 billion parts a year, in which a Brookstone Partners’ affiliate invested $5.86 million in November 2005 and its return on investment as of the final sale of its interests in February 2016 was approximately $91.61 million. The Company’s annual revenue during that period grew from approximately $48 million to approximately $120 million.

Additionally, during 2020, our leadership team invested in and helped create Advanced Disaster Recovery Inc. (“Advanced DRI”), an environmental, construction and restoration firm out of two different firms. Advanced DRI serves customers in Connecticut, New York, New Jersey and Pennsylvania and, since it was formed, Advanced DRI has increased its aggregate revenue versus the revenue of the two formerly individual companies.

Our Growth Strategy

Capstone’s growth strategy is focused on expanding our market presence, enhancing our product offerings, and optimizing our operations:

●	Strategic Acquisitions: We intend to pursue strategic acquisitions that complement our existing business and provide opportunities for growth. Potential targets include other distributors of stone products, manufacturers of complementary building products, and companies offering innovative products or technologies.

●	Product Line Expansion: We are continuously expanding our product offerings to meet the evolving needs of our customers, including new textures, colors, and materials of stone, as well as adjacent building products and stone substitutes.

●	Increased Marketing Efforts: We have invested in marketing initiatives to increase brand awareness and drive demand for our products. These efforts are focused on our dealers but also reach a broader audience of end-users and contractors, as well as promoting the benefits of our products to architects, designers, and builders.

●	Geographic Expansion: We see significant opportunities to expand our geographic footprint and increase our market penetration in underserved regions. This will be achieved through a combination of organic growth and strategic acquisitions.

●	Operational Efficiency: We are focused on improving our operational efficiency to reduce costs, enhance productivity, and improve customer satisfaction. This includes investing in technology and process improvements, optimizing our supply chain, and leveraging our scale to achieve cost advantages.

Product Categories

Capstone offers a diverse range of product categories, each supported by leading brands that are recognized for their quality and reliability. Our product categories include:

●	Thin Veneer Stone:

●	Manufactured Stone:

●	Cultured Stone®: A leading brand of manufactured stone veneer that offers the look and feel of natural stone in a wide range of styles, colors, and textures.

●	Dutch Quality Stone®: Mid-Tier stone veneer products that combine craftsmanship with affordability, offering a broad selection of colors and profiles.

●	Toro Stone™: A high quality product offering of both Stone and Brick profiles, designed by Instone to be a cost competitive product with ‘smart packaging’ design that provides up to 30% more efficiency in warehousing operations.

●	Natural Stone:

●	Pangaea Stone®: A premium brand offering a wide selection of natural stone products, including ledgestone, ashlar, and fieldstone, sourced from quarries around the world.

●	Interloc™: An innovative panelized stone product that can be installed 8x faster than traditional materials.

●	Mechanically Attached:

●	Beon Stone: A mechanically attached manufactured stone panelized product. With patented D-Rain™ moisture management system, Beon Stone offers the look and feel of stone installed with the simplicity of siding.

●	Landscape Products:

●	Aura™ Natural Landscapes: A curated offering of natural stone pavers, steps, treads, pool coping and slab material from all over the world.

●	Modular Masonry Fireplaces

●	Isokern® Fireplaces: A brand specializing in high-performance, modular fireplace systems made from volcanic pumice, known for their energy efficiency and design flexibility.

These product categories, supported by leading brands, enable Capstone to offer a comprehensive solution for a wide range of construction and renovation projects, and be a “one-stop-shop” to meet the needs of both residential and commercial customers.

Customers and Markets

Capstone serves a diverse customer base, including masonry dealers, brick distributors, landscape yards, heart and home dealers, and building material dealers. We have built strong, long-lasting relationships with our customers, who rely on us for our extensive product selection, reliable delivery, and expert support.

Our primary markets include residential and commercial construction, with a focus on both new construction and renovation projects. We serve customers across the United States, with a particular focus on the Northeast and Midwest.

Sales and Marketing

Our sales and marketing efforts are centered on building strong relationships with our customers and promoting the benefits of our products and services provided on our business to business website, allowing customers to review inventory, pricing, our route truck delivery, and place orders without worrying about the logistics. We believe giving customers the ability to see all of these options in one website differentiates Instone from other suppliers. We employ a direct sales force that works closely with customers to understand their needs and provide personalized service. Our sales team is supported by a marketing team that develops targeted campaigns, product promotions, and educational materials. We give customers the ability to buy the quantities they need across many product lines instead of needing to buy a single product line from different manufacturers or quarries. Giving customers this ability we believe helps them manage their cash and allows them to, in turn, often offer a higher service level of service to their own customers.

We also invest in digital marketing, including our website, social media, and online advertising, to reach a broader audience and generate leads. Our website, www.instoneco.com, serves as a key resource for customers, providing detailed information about our products, services, and company news. The Company also utilizes www.budsboneyard.com to sell discounted products, www.torostone.com to market our owned manufactured stone veneer, and www.indigital-media.com to promote our digital media capabilities.

Competition

The stone distribution industry is competitive, with numerous regional and local distributors vying for market share, in addition to competition from quarry operators, manufacturers, and brokers who sell directly into the market. Key competitive factors include product selection, pricing, logistics, lead times, customer service, and industry expertise. While the industry is fragmented, Capstone has established a leadership position through its comprehensive product offering, logistics capability, strategic distribution network, and commitment to customer service.

We compete with both large national distributors and smaller regional players, as well as manufacturers, quarry operators and brokers. Our ability to offer a one-stop shop for stone and masonry products, combined with our focus on operational efficiency and customer satisfaction, gives us a competitive advantage.

Supply Chain and Operations

Capstone’s supply chain is designed to support our extensive product offering and ensure timely delivery to our customers. We source our products from a network of trusted suppliers, including both domestic and international manufacturers. Our distribution centers are strategically located to optimize inventory management and minimize lead times.

We continuously invest in our operations to enhance efficiency and reduce costs. This includes upgrading our facilities, implementing new technologies, and improving our logistics capabilities. Our commitment to operational excellence allows us to deliver high-quality products while maintaining competitive pricing.

Regulatory and Environmental Matters

Our operations are subject to various federal, state, and local laws and regulations, including those related to environmental protection, health and safety, and labor practices. We are committed to complying with all applicable regulations and maintaining high standards of environmental stewardship and workplace safety.

We also recognize the importance of sustainability in our industry and are committed to reducing our environmental impact through initiatives to minimize waste, reduce energy consumption, and promote the use of environmentally friendly products.

Employees

As of December 31, 2024, Capstone employs approximately 38 full-time employees and 2 independent contractors across our distribution centers and corporate offices. Our employees are the backbone of our company, and we are committed to fostering a positive and productive work environment that encourages growth, collaboration, and innovation. We believe that our team’s expertise, dedication, and passion are key drivers of our success, and we continuously invest in their development through training and professional growth opportunities.

Seasonality

The Company historically experiences higher sales during our second and third quarters due to the favorable weather in the Midwestern and Northeastern United States for new constructions and remodels.

TotalStone, LLC

On April 1, 2020, the Company obtained controlling interest in TotalStone, a company that distributes masonry stone products for residential and commercial construction in the Midwest and Northeast United States under the trade name Instone. TotalStone, LLC (dba “Instone”), a Delaware limited liability company, was formed on October 4, 2006. TotalStone is the Company’s primary business activity and it is consolidated in the Company’s financial statements. TotalStone currently has 4 Managers, who control decision-making and are appointed by the board of Capstone. Through its membership interests, Capstone currently designates all of the Managers. All of the Managers are officers or board members of Capstone.

Contingent on the Company raising at least $3,000,000 in gross proceeds from an offering with the pricing of such offering on or prior to March 10, 2025 (the “Restructuring Condition”), a series of transactions would take place. In connection with the Company raising $5,000,000 in gross proceeds from the Public Offering (as defined below), which closed on March 7, 2025, the Restructuring Condition (the “Restructuring Date”) was met. As a result, the Company now owns 100% of the equity interests of TotalStone.

TotalStone Management Agreement

On April 1, 2020, the Company and TotalStone entered into a Management Agreement (the “TotalStone Management Agreement”), whereby Capstone agreed to provide advisory services to TotalStone, until the mutual termination of the agreement by the parties. Specifically, Capstone shall offer advisement on financial transactions, acquisitions, and other senior management matters to TotalStone, for (i) a monthly fee of $20,000/month; and (ii) an upside fee, calculated annually and equal to 7% of income before federal taxes of TotalStone and its affiliates, less the aggregate Monthly Fee.

TotalStone Membership information

Class A Membership

Holders of TotalStone’s Class A Common Interests (the “Class A Members”) hold the only voting rights of TotalStone. The Class A Members may designate three TotalStone managers. In the event of a distribution of residual proceeds, Class A Members are inferior to the Special Preferred Members, Class B Members and Class C Members. Additionally, Class A Members shall receive distributions with respect to income tax in an amount equal to such member’s tax distribution. The Company owns all of the outstanding Class A Common Interests. Further, TotalStone issued warrants to certain members of its management team to purchase Class A Common Interests of TotalStone (the “Class A TS Warrants”).

Class B Membership

Holders of TotalStone’s Class B Preferred Interests (the “Class B Members”) have no voting rights and are entitled to designate two TotalStone managers. The TotalStone managers may not take certain actions without the express consent of the Class B Members, who also have preemptive rights such as a right of first refusal over new securities of TotalStone and the right of overallotment. Upon a Redemption Default, Class B Members have the right to sell to the company its interests, and also receive warrants to purchase common stock of Capstone in an aggregate amount equal to 2% of Capstone’s outstanding common stock at an exercise price of $0.01. In the event of a distribution of residual proceeds or operating cash flow, the Class B Members have second priority to the Special Preferred Members and have the right to receive in-kind distributions in the same proportions as cash would be distributed. With the Restructuring Condition having been met, there are no Class B Membership interests outstanding.

On July 23, 2023, a Redemption Default pursuant to the TotalStone operating agreement occurred, allowing Class B Members to receive warrants to purchase common stock of Capstone in an aggregate amount of 2%. The Class B Members have waived and not exercised their rights in accordance with the terms of the TotalStone operating agreement.

Class C Membership

Prior to the Restructuring on March 7, 2025, there were 75 TotalStone’s Class C Preferred Interests outstanding. TotalStone’s Class C Preferred Interests are treated as profit interests and the one holder of TotalStone’s Class C Preferred Interests (the “Class C Member”) has no voting rights in TotalStone and receives no tax distributions. In the event of a distribution of proceeds, the Class C Member receives Class C Incentive Distributions concurrently with distributions made to Class B Members, but only after $5,000,000 in distributions have been made to the Special Preferred Members and the Class B Members since the date of grant of such Class C Preferred Interests. The outstanding balance of the Class C Preferred Interests as of December 31, 2024, is approximately $42,000 and included in TotalStone’s Class B Preferred Interests on the Company’s consolidated balance sheet.

Special Preferred Membership

Holders of TotalStone’s Special Preferred Membership Interests (the “Special Preferred Membership Interests”, and the holder thereof, the “Special Preferred Members”) have no voting rights. The Company may not amend its charter in a way that adversely affects the Special Preferred Members without a written consent of a majority of the Special Preferred Members. In the event of a distribution on residual proceeds or operating cash flow, the Special Preferred Members shall receive first priority and have a right to receive distributions on income tax equal to such Member’s tax distribution. The Special Preferred Members have a right to receive in-kind distributions in the same proportions as cash would be distributed.

TotalStone Equity Interests Transactions in March 2025

Class A TS Warrants to purchase 1,125 TotalStone’s Class A Common Interests were cancelled on the Restructuring Date.

On the Restructuring Date, pursuant to a master exchange agreement (the “Master Exchange Agreement”) entered into by the Company, TotalStone and TotalStone’s Class B and Class C Members, all of TotalStone’s Class B and Class C Preferred Interests were exchanged for 3,782,641 shares of Common Stock that constitute approximately 96% of the shares of Common Stock outstanding on the Restructuring Date, which were allocated to the Class B and Class C Members as set forth in the Master Exchange Agreement. As consideration for the issuance of 3,782,641 shares of Common Stock, the Class B and Class C Members surrendered their existing TotalStone’s membership interests and withdrew from the membership of TotalStone. Following the restructuring, BP Peptides, LLC, the owner of approximately 77.3% of the Company’s shares prior to the restructuring, owns approximately 3% of the Company’s shares. Following the restructuring, the largest holder of the Company’s shares (approximately 48%) is BPA XIV, LLC. BP Peptides, LLC is jointly controlled by Matthew Lipman, our chief executive officer and a member of our board of directors, and Michael Toporek, the chairman of our board of directors, and BPA XIV, LLC is controlled by Mr. Lipman. On the Restructuring Date, the Class C Member cancelled his Class A TS Warrants, and his right to receive incentive compensation from TotalStone.

In total, on the Restructuring Date, in exchange for TotalStone’s outstanding Class B and Class C preferred interests, 3,782,641 shares of Common Stock were issued pursuant to the restructuring transactions.

The Special Preferred Membership Interests were issued by TotalStone in connection with the restructuring of its mezzanine indebtedness. This indebtedness is documented pursuant to that certain Second Amended and Restated Credit Agreement, dated as of March 8, 2023, with Stream Finance, LLC, as agent, and the lenders from time to time party thereto (as amended, the “Stream Finance Credit Agreement”). The maturity date of the Stream Finance Credit Agreement is September 30, 2026 (the “Stream Finance Maturity Date”). The Special Preferred Membership Interests were to be exchanged on the Restructuring Date for loans in an aggregate principal amount of $1,006,377 plus certain amounts for each day after September 30, 2024 until the Restructuring Date. As of December 31, 2024, the interest accrued for 2024 was $137.3 thousand. On March 7, 2025 the Special Preferred Membership Interests were exchanged for loans in an aggregate principal of $1,006,377 plus interest.

Other provisions of the Stream Finance Credit Agreement include that no financial covenants will be tested until the fiscal quarter ending March 31, 2026 (and will continue to be tested each quarter ending thereafter). An amendment fee of $695,000 shall be payable on the earliest to occur of (i) the date of repayment or prepayment of the entire outstanding principal balance of the loan, (ii) the acceleration of the entire outstanding principal balance of the loan and (iii) the Stream Finance Maturity Date. The earliest of the date of repayment, the acceleration date, and the Stream Finance Maturity Date is referred to as the “Deferral Date.” In addition, interest accrued during the period commencing on August 1, 2023 through the Restructuring Date will be due and payable on the Deferral Date; the standard interest rate will be an annual rate of 14 percent; the portion of such accrued interest at a rate of 2 percent during each appliable period shall be paid in kind with the balance paid in cash; interest accrued during the period commencing on the Restructuring Date through March 31, 2025 shall be due and payable on July 1, 2025; and interest accrued during the quarter ending June 30, 2025 (and each quarter thereafter) shall be paid on the first day of the immediately following quarter.

On March 7, 2025, TotalStone entered into a fifth amended and restated limited liability company agreement to govern its operations and affairs and its relationship with its members, which is now only the Company.

Berkshire Bank Credit Agreement

On December 20, 2017, TotalStone executed a Revolving Credit, Term Loan and Security Agreement with Berkshire Bank (the “Revolving Credit Agreement”). Under the terms of the Eleventh Amendment to the Revolving Credit Agreement, executed on October 18, 2024, TotalStone, LLC’s maximum revolving advance amount is $14.0 million for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of the TotalStone “Eligible Accounts Receivable” plus approximately fifty-five (55%) percent of the face amount of the TotalStone “Finished Goods Inventory” up to a maximum amount of $8.0 million. Interest charged on the unpaid principal amount of the Credit Agreement bears a rate per annum of SOFR plus 2.5%. The balance outstanding on the line of credit was $6.2 million and $8.6 million as of December 31, 2024 and December 31, 2023, respectively, with a maturity date of April 30, 2025.

Our Public Offering and Uplisting on Nasdaq Capital Market

On March 7, 2025, the Company closed its follow-on public offering (the "Public Offering") of 1,250,000 shares of common stock. In connection with the Public Offering, the Company entered into an Underwriting Agreement (“Underwriting Agreement”), dated March 5, 2025, with Joseph Gunnar & Co., LLC as representative of the underwriters named therein for the offer and sale of 1,250,000 shares of the Company’s common stock at a public offering price of $4.00 per share for gross proceeds, before deducting underwriting discounts and other related expenses, of $5 million. The Underwriting Agreement is filed herewith as Exhibit 1.1 and is incorporated herein by reference.

On March 6, 2025, the Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “CAPS”.

Pursuant to the Underwriting Agreement, as partial compensation for its services, the Company issued to the underwriters on the closing date of the Public Offering, warrants to purchase an aggregate of 62,500 shares of our common stock (the “Representative’s Warrant”), representing 5% of the shares issued on the Closing Date. The Representative’s Warrant will be exercisable, in whole or in part, commencing on September 5, 2025 and expiring on September 7, 2026, at an initial exercise price per share of common stock of $4.00, which is equal to 100% of the Offering price.

Corporate History

The Company was formed in 1987 as OrthoLogic Corp. In 2005, the Company filed its restated certificate of incorporation (the “Restated Certificate of Incorporation”). In 2010, the Company changed its name to Capstone Therapeutics Corp. On August 22, 2019, the Company filed a certificate of amendment to its Restated Certificate of Incorporation effecting a 1 for 1,000 reverse stock split of the common stock of the Company, whereby each 1,000 shares of common stock of the Company became 1 share of common stock. In 2021, the Company filed a certificate of amendment to its Restated Certificate of Incorporation decreasing the total number of shares of common stock authorized to be issued by the Company from 150,000,000 shares to 205,000 shares, consisting of 200,000 shares of common stock, par value $0.0005 per share and 5,000 shares of preferred stock, par value $0.0005 per share. On February 18, 2022, the Company filed a certificate of amendment to its Restated Certificate of Incorporation, changing the Company’s name from Capstone Therapeutics Corp. to Capstone Holding Corp. On February 20, 2025, following the Company’s controlling shareholder’s approval, the Company filed an amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized shares of Common Stock to 50,000,000 shares and increase the authorized shares of preferred stock to 25,000,000 shares. On February 20, 2025, the Company filed a Certificate of Designation (the “Series B Certificate of Designation”) with the Delaware Secretary of State which designated 2 million shares of the Company’s authorized preferred stock as Series B Preferred Stock (“Series B Preferred Stock”), no par value.

ITEM 1A. RISK FACTORS

Risks related to our industry and economic and market conditions

Our industry is cyclical and highly sensitive to macroeconomic conditions. Negative economic events including, but not limited to, recessions, lower consumer confidence, high interest rates, inflation, and lower new construction home starts may materially and adversely affect the outlook for our business, liquidity and results of operations.

The construction industry is highly sensitive to national and regional macroeconomic conditions.

The market story for 2024 was one of “deferral”, with home improvement projects and new constructions being delayed due to higher interest rates. This pent-up demand is likely to lead to a more volatile upswing when growth resumes in 2025 and beyond. According to Zonda Home (“Zonda”), building products spending overall will grow +2.6% in 2025, with repair/remodel spend set to grow +7% in 2025. Cash-out home equity lines of credit (HELOCs) are expected to increase ~25% and remodel growth is expected to increase 20%+ in 2025, based on historical precedents in the year following rate-hike driven deferrals.

In addition to commercial and residential market indicators, we also depend to a significant extent upon the levels of home repair and remodeling and new construction spending, affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.

Our performance is also dependent upon consumers having the ability to finance home repair and remodeling projects and/or the purchase of new homes. The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures, which in turn could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures. Despite the recent abatement of these negative market factors, any recurrence or worsening of these items may adversely affect our financial condition and operating results.

Historically, any uncertainty about current economic conditions has had a negative effect on our business, and will continue to pose a risk to our business as our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include fuel and other energy costs, conditions in the nonresidential real estate markets, labor and healthcare costs, access to credit, tariffs, and other macroeconomic factors. From time to time, our industry has also been adversely affected in various parts of the country by declines in nonresidential construction starts, including but not limited to, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by continued weakness in demand for our products within particular customer groups, or a continued decline in the general construction industry or particular geographic regions. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We cannot predict the timing or severity of any future economic or industry downturns or adverse weather conditions. A prolonged economic downturn or negative weather patterns, particularly in states where many of our sales are made, would have a material adverse effect on our results of operations and financial condition.

Uncertainty and volatility in the financial markets and worldwide economic conditions may adversely affect our operating results.

The markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuations in capital, credit and mortgage markets and business and consumer confidence. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital.

Risks related to our business

An inability to successfully develop new products or improve existing products could negatively impact our ability to attract new customers and/or retain existing customers, including our significant customers.

Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.

The loss of, or a significant adverse change in our relationships with our largest customers, or loss of market position of any major customer, whether because of an inability to successfully develop new products or improve existing products, or otherwise, could cause a material decrease in net sales. The loss of, or a reduction in orders from, any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or performance or related matters, or an inability to collect accounts receivable from any major customer could adversely impact our net income and cash flow. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

Although we historically have been able to retain the majority of our customers on a year to year basis, if we fail to attract new customers, retain existing customers, or maintain or increase sales to customers, our business, financial condition, results of operations, and growth prospects will be harmed.

Although we historically have been able to retain the majority of our customers on a year to year basis, we do not have long-term agreements with our customers and their purchases are made on an order-by-order basis. Our business with our customers has been, and we expect it will continue to be, conducted based on the actual orders received from time to time. Our customers are not obligated in any way to continue placing orders with us at the same or increasing levels, or at all. Our customers level of demand for our products may fluctuate significantly from period to period. Such fluctuation is attributable mainly to changes in customer demand, including their business strategies and operational needs. The loss of our repeat customers, or if we are unable to attract new customers or if our existing customers decrease their spending on the products we offer, fail to make repeat purchases of our products, will harm our business, financial condition, results of operations, and growth prospects.

Our business may be adversely affected by weather conditions and other external factors beyond our control.

Markets for our products are seasonal and can be affected by inclement weather conditions. Historically, our business has experienced increased sales in the second and third quarters of the year due to increased construction during those periods. Because much of our overhead and operating expenses are spread ratably throughout the year, our operating profits tend to be lower in the first and fourth quarters. Inclement weather conditions can affect the timing of when our products are applied or installed, causing reduced profit margins when such conditions exist. For example, unseasonably cold weather or extraordinary amounts of rainfall may decrease construction activity.

Further, other external factors beyond our control could cause disruptions at any of our facilities, including maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any equipment or other operational problems; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, hurricanes, earthquakes or other catastrophic disasters; pandemics, such as Coronavirus; or an act of terrorism. Any prolonged disruption in operations at any of our facilities could cause a significant loss in production. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to customers during the time that it takes for us to reopen or replace a damaged facility, which could cause our customers to purchase from our competitors either temporarily or permanently. If any of these events were to occur, it could adversely affect our business, financial condition, cash flows and results of operations

Price volatility and supply constraints for raw materials could prevent us from meeting delivery schedules to our customers or reduce our profit margins.

Our suppliers are heavily dependent on the price and supply of raw materials such as limestone, and natural stone. Raw material prices have been volatile in recent years and may remain volatile in the future. Raw material prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs, import duties and other trade restrictions.

Further, energy is used in the freight transportation of our products, many of which are sourced from overseas. Consequently, our operating costs typically increase if energy costs rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. To the extent we are not able to recover these cost increases through price increases or otherwise, our profitability and cash flow will be adversely impacted. We partially hedge our exposure to higher prices through fixed forward positions.

Failure to retain or replace key personnel could hurt our operations.

Our success depends to a significant degree upon the efforts, contributions and abilities of our senior management and other highly skilled personnel, including our sales personnel. These executives and managers have many accumulated years of experience in our industry and have developed personal relationships with our customers and suppliers that are important to our business. If we do not retain the services of our key personnel or if we fail to adequately plan for the succession of such individuals, our customer relationships, or our supplier relationships, results of operations and financial condition may be adversely affected.

If we are unable to enforce our intellectual property rights, or if such intellectual property rights become obsolete, our competitive position could be adversely affected.

As a company that manufactures and markets branded products, we expect to rely on trademark and service mark protection to protect our brands. We have filed applications for three trademarks that are used on our products, all of which are under review or pending. These protections may not adequately safeguard our intellectual property and we may incur significant costs to defend our intellectual property rights, which may harm our operating results. There is a risk that third parties, including our current competitors, will infringe on our intellectual property rights, or claim that our products infringe on their intellectual property rights. These third parties may bring infringement claims against us or our customers, which may harm our operating results.

If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

We could incur significant costs as a result of compliance with, violations of or liabilities under applicable environmental, health and safety laws.

Our operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal and management of hazardous substances and wastes, protect the health and safety of our employees and the end-users of our products, regulate the materials used in our products and impose liability for the costs of investigating and remediating, and other damages resulting from, present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits can result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or equipment, civil and criminal sanctions, permit revocations and facility shutdowns. We could be held liable for the costs to investigate, remediate or otherwise address contamination at any real property we have ever owned, operated or used as a disposal site or other sites at which we or predecessors released hazardous materials. We also could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise as a result of violations of or liabilities under environmental, health and safety laws or in connection with releases of hazardous or other materials. In addition, changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, including additional investigation, remediation or other obligations with respect to our products or business activities or the imposition of new permit requirements, may lead to additional costs that could have a material adverse effect on our business, financial condition or results of operations.

Changes in building codes and standards could increase the cost of our products, lower the demand for our products, or otherwise adversely affect our business.

Our products and markets are subject to extensive and complex local, state, federal, and foreign statutes, ordinances, rules, and regulations. These mandates, including building design and safety and construction standards and zoning requirements, affect the cost, selection, and quality requirements of building components.

These statutes, ordinances, rules, and regulations often provide broad discretion to governmental authorities as to the types and quality specifications of products used in new residential and non-residential construction and home renovations and improvement projects, and governmental authorities can impose different standards. Compliance with these standards and changes in such statutes, ordinances, rules, and regulations may increase the costs of manufacturing our products or may reduce the demand for certain of our products in the affected geographical areas or product markets. Conversely, a decrease in product safety standards could reduce demand for our more modern products if less expensive alternatives that did not meet higher standards became available for use in that market. All or any of these changes could have a material adverse effect on our business, financial condition, and results of operations.

The industries in which we operate are highly competitive.

We compete with all other alternative methods of building construction, which may be viewed as more traditional, more aesthetically pleasing, or having other advantages over our products. In addition, competition in the construction markets of the building industry is intense. It is based primarily on quality; service; on-time delivery and project completion; ability to provide added value in distribution, manufacture, design and engineering; price; and personal relationships with customers.

We may be significantly affected by global climate change or by legal, regulatory or market responses to global climate change.

Concern over the effects of global climate change has led to federal, state and international legislative and regulatory efforts to limit greenhouse gas, or GHG, emissions. In the past, the United States Congress has considered various bills to regulate GHG emissions. Though the legislation did not become law, the U.S. Congress could pass climate change legislation in the future. In addition, in the past, the United States Environmental Protection Agency, or EPA, took steps to regulate GHG emissions, though at this time the EPA is not actively regulating GHG emissions. More stringent federal, regional, state and foreign laws and regulations relating to global climate change and GHG emissions may be adopted in the future. These laws and regulations could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers, and could reduce demand for our products or cause us to incur additional capital, operating or other costs. Until the timing, scope and extent of any future legislation or regulation becomes known, we cannot predict its effect on our business. In addition, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, heat waves, and other events that could affect our facilities and demand for our products. We are mindful of the harmful effects of global climate change and are taking steps to minimize our GHG emissions.

We rely on third-party suppliers, some of which are international, for materials and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our business and results of operations could be adversely affected.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from third-party suppliers, namely quarries. We generally have multiple suppliers; however, in some cases, materials are provided by a single supplier. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, could adversely impact our business, financial condition and results of operations. Supply interruptions could arise from production difficulties including the closure of a quarry, and any suitable alternative for a particular stone quality, color, size, or packaging may be at a significantly higher cost. In addition, we may be materially adversely impacted by commodity cost volatility, pandemics, labor disputes, natural disasters, weather conditions, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor and truck drivers, shipping capacity constraints, military conflicts, acts of terrorism, civil unrest, or other factors beyond our control.

For example, U.S. and global markets are experiencing volatility and disruption related to the escalation of geopolitical tensions and the military conflict currently ongoing in Ukraine and the Middle East. These conflicts could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain shipping and freight interruptions. The price and availability of freight shipping containers, known as container freight rates, could materially negatively impact our business as it may no longer be economical to import materials from overseas suppliers. Many of our suppliers and manufacturers are located outside of the United States. Thus, compliance with federal laws and regulations regarding the importation of products, import taxes or costs, including new or increased tariffs, anti-dumping duties, countervailing duties, or similar duties, some of which could be applied retroactively, could increase the cost of the products that we distribute. In addition, quotas, embargoes, sanctions, safeguards, and customs restrictions, as well as foreign labor strikes, work stoppages, or boycotts, could reduce the supply of the products available to us. Short- and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product, a higher cost of product and ultimately a decrease in our net sales and profitability. To the extent our suppliers experience disruptions, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. In addition, disruptions in transportation lines could delay our receipt of materials. If the costs of our imported products increase and we are not able to pass along those increased costs to our customers, then our business, financial condition, and results of operations could be adversely affected.

Our agreements with suppliers are generally terminable by either party on limited notice, and in some cases we do not have written agreements with our suppliers. If market conditions change or worsen, suppliers may stop offering us favorable terms, including volume-based incentive terms. Our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, results of operations, and cash flows.

Loss of key suppliers and manufacturers would be highly disruptive and could affect our financial health.

Our ability to offer a wide variety of products to our customers, including our private label products, is dependent upon our ability to obtain adequate product supply from manufacturers and suppliers. Our most critical suppliers are Westlake, Pangaea Stone, Stonehenge Slate, Hoch Stone, and Earthcore. Generally, our products are obtainable from various sources and in sufficient quantities subject to then current market conditions. However, the loss of, or a substantial decrease in the availability of, key products from our suppliers, or the loss of key supplier arrangements, could adversely impact our financial condition, operating results, and cash flows. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, would be highly disruptive and could have a material adverse effect on our financial condition, operating results, and cash flows.

Breaches of our information system security measures could disrupt our internal operations.

We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to theft, damage or interruption from a variety of sources, including but not limited to malicious computer viruses, security breaches and defects in design. Purchase of our products may involve the transmission and/or storage of data, including in certain instances customers’ business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We have in the past faced, and may in the future face attempts by hackers, cybercriminals or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation or brand. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or the use of competing products; lead to state or federal enforcement action, which could result in fines, penalties and/or other liabilities and which may cause us to incur legal fees and costs; and/or result in additional costs associated with responding to a cyberattack. Increased regulation regarding cyber security may increase our costs of compliance, including fines and penalties, as well as costs of cyber security audits. Any of these actions could materially adversely impact our business and results of operations.

We have invested in industry appropriate protections and monitoring practices of our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our third party providers’ databases or systems that could adversely affect our business.

Damage to our computer infrastructure and software systems could harm our business.

The unavailability of any of our primary information management systems for any significant period of time could have an adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depend on the efficient operation of our computer hardware and software systems. Through information management systems, we provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could lead to business interruptions that could harm our reputation, increase our operating costs and decrease our profitability. In addition, these systems are vulnerable to, among other things, damage or interruption from power loss, computer system and network failures, loss of telecommunications services, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

We risk liabilities and losses due to property damage or product liability claims, which may not be covered by insurance.

Exposures that could create insured (or uninsured) liabilities are difficult to assess and quantify due to unknown factors, including but not limited to injury frequency and severity, natural disasters, terrorism threats, third-party liability, and claims that are incurred but not reported (“IBNR”). Although we engage third-party actuarial professionals to assist us in determining our probable future loss exposure, it is possible that claims or costs could exceed our estimates or our insurance limits, or could be uninsurable. In such instances we might be required to use working capital to satisfy these losses rather than to maintain or expand our operations, which could materially and adversely affect our operating results and our financial condition.

Further, we face an inherent business risk of exposure to product liability claims, including class action claims and warranties, in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products are defective or prove to be defective, among other things, we may be responsible for damages related to any defective products and may be required to cease production, recall or redesign such products. Because of the long useful life of our products, it is possible that latent defects might not appear for several years. Any insurance we maintain may not continue to be available on acceptable terms or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product discontinuance, recall or redesign could result in adverse publicity against us, which could cause sales to decline, or increase warranty costs.

Increases in labor costs, potential labor disputes, union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede our production, reduce sales of our products and increase our costs.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs. Our ability to attract and retain qualified personnel to operate our facilities efficiently is critical to our financial performance. Any labor shortage will create operating inefficiencies that could adversely impact our financial performance.

Risks related to our company

Our business has generated net loses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.

We may expand through investments in, acquisitions of, or the development of new products with assistance from, other companies, any of which may not be successful and may divert our management’s attention.

In the past, we completed strategic acquisitions. We also may evaluate and enter into discussions regarding an array of potential strategic transactions, including acquiring complementary products, technologies or businesses. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized timely, if at all, or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:

●	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

●	incur large charges or substantial liabilities, including without limitation, liabilities associated with products or technologies accused or found to infringe on third-party intellectual property rights or violate existing or future privacy regulations;

●	issue shares of our capital stock as part of the consideration, which may be dilutive to existing stockholders;

●	become subject to adverse tax consequences, legal disputes, substantial depreciation or deferred compensation charges;

●	use cash that we may otherwise need for ongoing or future operation of our business;

●	enter new geographic markets that subject us to different laws and regulations that may have an adverse impact on our business;

●	experience difficulties effectively utilizing acquired assets;

●	encounter difficulties integrating the information and financial reporting systems of acquired businesses, particularly those that operated under accounting principles other than those generally accepted in the U.S. prior to the acquisition by us; and

●	incur debt, which may be on terms unfavorable to us or that we are unable to repay.

If we are unable to obtain additional financing, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We need substantial capital to implement our sales distribution strategy for our current products, strategic acquisitions to maximize existing technologies to create opportunities to create synergy and opportunity. Our capital requirements will depend on many factors, including but not limited to:

●	the problems, delays, expenses, and complications frequently encountered by early-stage companies;

●	market acceptance of our products; and

●	the success of our sales and marketing programs;

If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

●	severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business;

●	obtain financing with terms that may have the effect of substantially diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or

●	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

Our success is substantially dependent on the continued service of our senior management.

Our success is substantially dependent on the continued service of our Chief Executive Officer (“CEO”), Matthew Lipman, our Chief Financial Officer (“CFO”), Edward Schultz, and Kevin Grotke, President and Chief Executive Officer of our subsidiary, TotalStone, LLC. We do not carry key person life insurance on any of its management, which would leave us uncompensated for the loss of any of its management. The loss of the services of any of our senior management could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing its operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

We may not be able to hire or retain other key personnel required for our business, which could disrupt the development and sales of our products and limit our ability to grow.

Competition in our industry for senior management and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our growth may be limited.

Affiliates of Brookstone (BPA XIV, LLC, Nectarine Management LLC and BP Peptides LLC) have significant control over shareholder matters and the minority shareholders will have little or no control over our affairs.

BP Peptides LLC, an entity jointly controlled by Messrs. Lipman and Toporek, BPA XIV, LLC, an entity controlled by Mr. Lipman (but not Mr. Toporek), and an entity, Nectarine Management LLC, whose voting of our securities held by such entity is solely controlled by Mr. Toporek, have the ability to control all matters requiring shareholder approval because these entities own over 50% of our common stock, control over 50% of our voting stock (inclusive of the votes of the over 50% of the Series B Preferred Stock shares outstanding issued to Nectarine Management LLC on March 6, 2025), and, via the protective provisions of the Series B Preferred Stock, have to consent before we can conduct major corporate actions. BP Peptides, LLC, BPA XIV, LLC, and Nectarine Management LLC may have interests that are different from yours. For example, these entities may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, these entities could use their voting influence to maintain our existing management and directors in office (including Messrs. Lipman and Toporek), delay or prevent changes in control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

We may not have sufficient resources to effectively introduce and market our services and products, which could materially harm our operating results.

Continuation of market acceptance for our existing services and products require substantial marketing efforts and will require our sales account executives and contract partners to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors.

Because we currently have very limited marketing resources and sales capabilities, commercialization of our products, some of which require regulatory clearance prior to market entrance, we must either expand our own marketing and sales capabilities or consider collaborating with additional third parties to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenue will be materially dependent upon the success of the efforts of these third parties.

Should we determine that expanding our own marketing and sales capabilities is required, we may not be able to attract and retain qualified personnel to serve in our sales and marketing organization, to develop an effective distribution network or to support our commercialization activities otherwise effectively. The cost of establishing and maintaining a more comprehensive sales and marketing organization may exceed its cost effectiveness. If we fail to further develop our sales and marketing capabilities, if sales efforts are not effective or if costs of increasing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

We could be impacted by unfavorable results of legal proceedings

We may from time to time be involved in future litigation in which substantial monetary damages are sought. Litigation claims may relate to intellectual property, contracts, employment, securities and other matters arising out of the conduct of our current and past business activities. Any claims, whether with or without merit, could be time consuming, expensive to defend and could divert management’s attention and resources. We may maintain insurance against some, but not all, of these potential claims, and the levels of insurance we do maintain may not be adequate to fully cover any and all losses.

With respect to any litigation, our insurance may not reimburse us, or may not be sufficient to reimburse us, for the expenses or losses we may suffer in contesting and concluding such lawsuit. The results of any future litigation or claims are inherently unpredictable and substantial litigation costs, including the substantial self-insured retention that we are required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation may have a material adverse effect on our results of operations, cash from operating activities or financial condition.

We operate in a highly competitive industry.

We may encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages in the larger materials distribution space. Intense competition may adversely affect our business, financial condition or results of operations. These competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded.

We have material weaknesses in our internal control over financing reporting. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (1) a lack of segregation of duties, since we have a limited administrative staff, and (2) lack of internal controls structure review. As a result of these constraints, we have a material weakness in our internal control over financing reporting.

Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. All responsibility for accounting entries and the creation of financial statements is held by a single person, though the Company engages multiple accounting consultants for accounting, tax and audit support. To remedy this situation, we would need to hire additional staff or financial consultant support. Currently, we are unable to hire additional staff to facilitate greater segregation of duties but will continue to reassess our capabilities after completion of our Public Offering on March 7, 2025.

In connection with the completion of our Public Offering on March 7, 2025, we intend to begin the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, the Company has undertaken various actions, and will take additional actions, such as remediating the material weaknesses described above, implementing additional internal controls and procedures and hiring internal audit staff or financial consultants. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating internal controls over financial reporting, the Company may identify additional material weaknesses that it may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the Company identifies any additional material weaknesses in its internal control over financial reporting or is unable to remediate the material weakness described above or comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or if the Company’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting once it is no longer an emerging growth company, or if the Company is unable to conclude in our quarterly and annual reports that our disclosure controls and procedures are effective, investors may lose confidence in the accuracy and completeness of the Company’s financial reports and the market price of our common stock could be negatively affected, and the Company could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

In addition, if the Company fails to remediate any material weakness, including the material weaknesses described above, our financial statements could be inaccurate and the Company could face restricted access to capital markets. Our small size and internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Moreover, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

The liquidity of the Company is largely dependent on our ability to borrow funds on our ABL Facility.

We fund our operations primarily through cash provided from operations of our building products distribution network and available capacity under our ABL Facility (“Revolver”). Our operating cash flows fluctuate based on seasonality with the first half of the year typically resulting in negative operating cash flows from the build in accounts receivable and inventories and the second half of the year generating positive operating cash flows as we bring accounts receivables and inventory levels down from seasonal high periods and pay down our Revolver. The liquidity of the Company is largely dependent on our ability to borrow funds on our Revolver. If the Company fails to fulfill its financial covenant requirements, it could lose access to funding under the Revolver, which would significantly impact our liquidity and put our ability to continue as a going concern at risk.

The proceeds from our Public Offering closed on March 7, 2025 are expected to improve our liquidity position and reduce our reliance on the Revolver, enhancing our ability to meet financial covenant requirements and fund our operations. However, while we believe we will be able to continue to borrow funds on our Revolver when and as required, there can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the effects of inflation.

While management has determined that inflation has not had a material effect on the Company in 2024, inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Risks related to our securities

Capstone Holding Corp. is a holding company with no operations of its own, and it depends on its operating subsidiary for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our operating subsidiary, and our ability to generate cash to fund operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of Capstone Holding Corp. (“Holdings”) and its subsidiaries for any reason could limit or impair their ability to pay such distributions.

Additionally, to the extent that Holdings needs funds, and its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations, and cash flows.

Sales of a significant number of shares of our Common Stock in the public market or the perception of such possible sales, could depress the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public markets, which include an offering of our preferred stock or Common Stock could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity or equity-related securities. We cannot predict the effect that future sales of our Common Stock or other equity-related securities would have on the market price of our Common Stock.

Our share price could be volatile and our trading volume may fluctuate substantially.

The price of our Common Stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

●	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

●	our failure to successfully implement our business objectives;

●	compliance with ongoing regulatory requirements;

●	market acceptance of our products;

●	changes in government regulations;

●	general economic conditions and other external factors;

●	actual or anticipated fluctuations in our quarterly financial and operating results; and

●	the degree of trading liquidity in our shares of Common Stock.

●	domestic and international economic and political factors unrelated to our performance;

●	changes in securities analysts’ estimates of our financial performance;

●	action by institutional stockholders or other large stockholders, including future sales;

●	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

●	announcements by us of significant impairment charges;

●	speculation in the press or investment community;

●	investor perception of us and our industry;

●	changes in market valuations or earnings of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

●	war, terrorist acts and epidemic disease;

●	any future sales of our common stock or other securities; and

●	additions or departures of key personnel.

In particular, we cannot assure that you will be able to resell your shares at or above your purchase price. The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, results of operations, financial condition, and cash flows.

A decline in the price of our shares of Common Stock could affect our ability to raise further capital and adversely impact our ability to continue operations.

The relatively low price of our shares of Common Stock, and a decline in the price of our shares of Common Stock, could result in a reduction in the liquidity of our Common Stock and a reduction in our ability to raise capital. Because we expect a significant portion of our operations will be financed through the sale of equity securities, a decline in the price of our shares of Common Stock could be especially detrimental to our liquidity and our operations. Such reductions and declines may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If the price for our shares of Common Stock declines, it may be more difficult to raise additional capital. If we are unable to raise sufficient capital, and we are unable to generate funds from operations sufficient to meet our obligations, we will not have the resources to continue our operations.

The market price for our shares of Common Stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our shares of Common Stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our Common Stock and have an adverse effect on the market for our shares.

We currently do not intend to pay dividends on our Common Stock. As result, your only opportunity to achieve a return on your investment is if the price of our Common Stock appreciates.

We currently do not expect to declare or pay dividends on our Common Stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our Common Stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our Common Stock appreciates and you sell your shares at a profit.

We could issue additional Common Stock, which might dilute the book value of our Common Stock.

Our Board has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our Common Stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our Common Stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote and might dilute the book value of our Common Stock. You may incur additional dilution if holders of stock warrants or options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our Common Stock.

We may issue preferred stock with terms that could adversely affect the voting power or value of our Common Stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we have designated 5,000 shares of the Company’s authorized preferred stock as Series “A” Preferred Stock, par value $0.0005, which rank senior only to any other class or series of designated and outstanding preferred shares of the Company, and the holders of which are entitled to receive a quarterly dividend, payable after a dividend has been made on the common stock. In addition, we might grant holders of preferred stock the right to elect some number of our directors in all events or upon the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock. For more information, see “Description of Capital Stock”.

In addition, we have created a class of Series B Preferred Stock with such preferred stock’s certificate of designation containing protective provisions requiring holders of 50% of the stock to consent before we can conduct major corporate actions. We issued to Nectarine Management LLC (an entity whose voting of our securities held by such entity is solely controlled by Mr. Toporek) more than 50% of the shares of Series B Preferred Stock outstanding on March 6, 2025.

Future issuance of our Common Stock, preferred stock, options and warrants could dilute the interests of existing stockholders.

We may issue additional shares of our Common Stock, preferred stock, options and warrants in the future. The issuance of a substantial amount of Common Stock, preferred stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of Common Stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse effect on the market price of our Common Stock.

Future debt issuance may adversely affect the market price of our Common Stock.

If, in the future, we decide to issue debt securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Anti-takeover provisions in our certificate of incorporation, by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our certificate of incorporation, by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Identifying, assessing and managing material cybersecurity threats is important to our operations and business strategy. We have established policies and procedures that are designed to prioritize the safeguard of our information systems. These procedures help identify potential vulnerabilities and manage risks from unauthorized incidents within our information systems that may result in adverse effects on data residing within. We conduct periodic and ad-hoc assessments that are managed by third party information technology providers, to identify potential cybersecurity threats.

Upon completion of these risk assessments, the third-party information technology providers help the company assess how to reconfigure or implement additional procedures to mitigate any potential cybersecurity threats.

Risks from Cybersecurity Threats

We do not currently believe there are any cybersecurity threats or vulnerabilities that would have materially impaired our operations or financial conditions during the fiscal year ended December 31, 2024.

Cybersecurity Governance

It is the responsibility of our board of directors to monitor and assess potential strategic risk exposure. Our board of directors administers its oversight function as a whole, as well as through the Audit Committee. Our executive management team informs the Audit Committee on cybersecurity risks periodically, with a minimum frequency of once per year.

ITEM 2. PROPERTIES

TotalStone’s headquarters is located at 1 Red Valley Road, Millstone, NJ, 08510, (“Millstone”), which also serves as a distribution hub. The Millstone lease was entered into on November 1, 2020, consists of approximately 7.91 acres, and the term of the lease is through October 2027, with an average annual rent of approximately $381,000.

We lease distribution and fabrication hubs located at 5141 W. 122nd Street, Alsip, IL 60803, (“Alsip”), and at 26 Commerce Blvd., Plainville, MA, 02762, (“Plainville”). The Alsip lease is comprised of approximately 77,000 square feet of leased office and warehouse space, which also serves as Capstone’s corporate office. The Alsip lease agreement was entered into on March 1, 2021. The term of the lease is through July 2028, with an average annual rent of approximately $240,000. The Plainville lease was entered into on April 1, 2020, approximately 6.43 acres, and the term of the lease was extended through December 2029, with an annual rent of approximately $165,000.

On January 25, 2021, we closed on the purchase of approximately 4.99 acres at 9318 Erie Avenue, Navarre, OH, 44633, (“Navarre”) for $600,000. Prior to the Navarre real estate purchase, the Company leased this property.

On December 29, 2022, we closed on the sale of 9318 Erie Avenue, Navarre, OH, 44633, (“Navarre”) for $3.2 million. The Company will leaseback the property through December 2047, with an average annual rent of approximately $332,000. This transaction is accounted for as a finance transaction under the accounting requirements of ASC 842.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”), under the symbol “CAPS”.

As of March 25, 2025, there were approximately 23 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares common stock.

The last reported sales price for our Common Stock as reported on the Nasdaq on March 28, 2025 was $2.40.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers to be relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On March 7, 2025, the Company closed its Public Offering of 1,250,000 shares of common stock (the “Public Offering Shares”), which were registered under the Rule 424(b) of the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-1 (File No. 333-284105) which was declared effective by the SEC on February 14, 2025. The Public Offering Shares were sold at a public offering price of $4.00 per share, which generated net proceeds of approximately $3,481,802 after deducting underwriting discounts and commissions and other offering expenses.

As of March 31, 2025, there has been no material change in our planned use of net proceeds from our Public Offering as described under the heading “Use of Proceeds” (including the repayment of a term loan) in our final prospectus, filed with the SEC on March 7, 2025 pursuant to Rule 424(b)(4) relating to our Registration Statement other than the following payments that were made in March 2025:

●	$200,000 paid by TotalStone, LLC to Brookstone Partners IAC, Inc. for financial advisory and related services with respect to the Company’s capital raising transaction, as agreed upon in the Amendment of Amended and Restated Management Fee Agreement and Transaction Fee Agreement filed herewith as Exhibit 10.18. Brookstone Partners IAC, Inc. is an entity controlled by our Chief Executive Officer (who is also a member of our board of directors) and the chairman of our board of directors;

●	$20,000 for a bonus payment, related to the Public Offering, to Edward Schultz, our Chief Financial Officer, and Vice President of Finance of our subsidiary, TotalStone; and

●

$403,000 for a payment to TotalStone for advances made by TotalStone related to the Public Offering.

We expect to use the balance of proceeds of approximately $2,197,820 for general corporate purposes to enable us to grow organically by expanding the breadth of our distribution by both geography and new products, either through contractual relationships or owning in-house brands.

Although we plan to also grow via a rapid acquisition program of building products distributors and manufacturers, we do not currently have any definitive plans to acquire any specific entities or assets.

Joseph Gunnar & Co., LLC acted as the sole book-running manager for the Public Offering.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors”. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, and the related notes thereto, which have been prepared in accordance with U.S. GAAP, included in the registration statement of which this prospectus forms a part. Throughout this discussion, unless the context specifies or implies otherwise the terms the “Company”, “we”, “us” and “our” refer to the business and operations of Capstone Holding Corp and its operating subsidiary, TotalStone, LLC (dba Instone).

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

Capstone Holding Corp. formerly known as Capstone Therapeutics Corp. and OrthoLogic Corp., incorporated in Delaware in 1987 as a domestic corporation, is the parent entity of TotalStone, LLC (dba Instone). Instone has a building products distribution network that services 31 US states (with such states having over 60% of American households). Our over 400 active customers are primarily masonry, building materials and landscape dealers.

Historically, the product mix for Instone was heavily concentrated on Cultured Stone®, in 2018 Cultured Stone® comprised almost 80% of our total revenue. Through acquisition and product expansions, we have increased our product offering to our customers. This expansion has made Instone a more attractive supplier to new and existing dealers.

We provide value to our dealers by making the procurement and logistics process easy for product lines that are otherwise challenging for dealers to manage if they were to purchase directly with a manufacturer or quarry. Our website provides efficiency, and we believe our product offering provides options and ability for vendor consolidation and our logistical capabilities provide cost effective and efficient delivery, typically within a week or less.

A key differentiating factor for our strategy is that we own or control five of the eight brands we sell. Our products include stone veneer, landscape stone, and modular masonry fireplaces. The brands we distribute which we do not control are Cultured Stone®, Dutch Quality®, and Isokern®. The brands we distribute which we own or control include Aura™, Pangea Stone®, Toro Stone™, Beon Stone®, and Interloc™.

We operate in a market environment where there are about 7,000 building products dealers, most of which are privately held. Many of these dealers are not able to efficiently purchase or optimize storage space, which constrains their ability to sell the diverse range of products we offer. Our website enables dealers to buy in the quantities they require thus driving a more optimal level of inventory while also significantly reducing logistical challenges. We believe the ability for customers to buy in the quantities they need across many product lines instead of buying single product lines form different manufacturers helps them manage cash and, in turn, allows them to offer a higher level of service to their own customers. According to a December 2023 study jointly released by the management consulting firm, Roland Berger, and the financial advisory firm, Lazard, “Trends in the Building Envelope Industry,” the sector has recently grown by 5 – 7%. Given the recent peak of the interest rate cycle constraining the revenue of building products companies (due to fewer housing starts and less commercial construction) we believe current conditions are the ideal backdrop for us to execute value-creating, accretive acquisitions.

We intend to continue to grow our business organically and through successfully integrating well-timed acquisitions.

Recent Developments

On November 9, 2023, related party entities of the Company’s majority shareholder entered into a transaction that resulted in unwinding the Company’s 2021 investment in Diamond Products Holdings, LLC (“DPH”) valued at $8 million that was obtained in exchange for a $8 million note payable to Brookstone Acquisition Partners XXI, LLC (“Brookstone XXI”).

Components of Results of Operations

Sales

Our sales primarily consist of distributing manufactured and natural stone cladding products, natural stone landscape products, and related goods for residential and commercial construction through a dealer network in 31 states in the Midwestern and Northeastern United States. The Company recognizes revenue when control over the products has been transferred to the customer, and the Company has a present right to payment.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes the purchase price of material, freight, miscellaneous import fees (if applicable), warranty and related expenses that are directly attributable to our fabricated products. The Company also includes amounts billed to customers related to shipping and handling and shipping and handling expenses in cost of goods sold.

Gross profit is equal to revenue less cost of goods sold. Gross profit margin is equal to gross profit divided by revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related costs, including salaries and benefits, advertising and marketing expenses, travel and entertainment, facility-related costs, investor relations, legal and consulting fees.

Other Income and Expenses

Other income and expenses consist primarily of interest expenses on our line of credit and debt and, the write-off of our related party investment in DPH and related gain on extinguishment of a note payable to Brookstone XXI.

Results of Operations

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the years ended December 31, 2024 & 2023 in (“000’s”):

Results of Operations Comparing Year Ended December 31, 2024 to 2023.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net Sales	$44,876	$48,354	$(3,478)	(7)%
Cost of goods sold	35,306	38,743	(3,437)	(9)%
Gross profit	9,570	9,611	(41)	(1)%

Operating expenses:
Selling, General and administrative	10,208	10,867	(659)	(6)%
Loss income from operations	(638)	(1,256)	618	49%
Loss on investment	—	(8,000)	8,000	—
Gain on extinguishment	—	7,200	(7,200)	—
Interest and other expense, net	(1,483)	(1,529)	46	3%
Income tax expense	(442)	(234)	(208)	(89)%
Net loss	$(2,563)	$(3,819)	$1,256	33%

Sales

Sales were $44.9 million in 2024 compared to $48.4 million in 2023. Revenue decreased between 2024 and 2023 by $3.5 million.

For our owned and controlled brands, revenue was down $2.6 million primarily driven by a decrease in market volume of $1.6 million relating to approximately 150,000 square feet of non-fabricated items and price reductions of $990.0 thousand. For brands we do not control, revenue was down $790.0 thousand primarily attributed to lower volume of $840.0 thousand or 105,000 square feet driven by lower market demand; offset by an increase in prices of $50.0 thousand.

Cost of goods sold

Cost of goods sold decreased by $3.4 million, or 9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.

During the pandemic, the industry experienced significant supply chain disruptions on both domestic and imported products. The impact on imported products was more significant and volatile in both costs and operations when compared to domestic products. Supply constraints, container availability, container costs, port congestion among other factors drove an increase in cost of goods sold throughout periods during the pandemic. By the end of 2023, these issues and related costs began to normalize.

Gross profit margin increased from 19.9% for the year ended December 31, 2023 to 21.3% for the year ended December 31, 2024. The increase in gross profit margin was attributable to the Company turning inventory through cost of goods sold in 2023 that had higher freight costs during the supply chain disruptions noted above.

Selling general and administrative expenses

Selling general and administrative expenses decreased by $659.0 thousand, or 6.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease results primarily from a reduction in force of $364.0 thousand, lower travel expenses of $109.0 thousand and considerable efforts to reduce overall spending of $180.0 thousand to adjust for lower revenues.

Other Income and expenses

Other expenses, net, decreased by $846.0 thousand, or 36%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease consists of lower interest expense of $189.0 thousand, largely attributed to our revolving line of credit, a $8 million loss in 2023 on the write-off of our related party investment in DPH and a related $7.2 million gain on extinguishment (forgiveness) of debt by Brookstone XXI associated with the DPH investment; offset by lower other income of $143.0 thousand.

Income Tax Expense

Income tax expense increased by $208.0 thousand or 89% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The negative effective tax rate in 2024 is primarily attributable to an increase in the valuation allowance for deferred income tax assets.

Segment Results

The Company has one operating and reportable segment which consists of the operations of TotalStone. The Company also has corporate-level SG&A expenses which are included in Capstone Holding Corp. (“Capstone” or “the Parent”) and consist primarily of board fees and, investor relations, filing, legal, insurance, accounting and consulting expenses not identifiable and allocated to TotalStone.

The following table is a summary of TotalStone’s operating results through operating income (loss) reconciled to the Company’s consolidated totals with the inclusion of Parent and eliminating amounts:

	Twelve Months Ended December 31,
	2024				2023
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$44,876	$—	$—	$44,876	$48,354	$—	$—	$48,354
Cost of goods sold	35,306	—	—	35,306	38,743	—	—	38,743
Gross Profit	9,570	—	—	9,570	9,611	—	—	9,611
Selling, general and administrative expenses	9,847	611	(240)	10,208	10,765	342	(240)	10,867
(Loss) income from operations	$(277)	$(611)	$240	$(638)	$(1,154)	$(342)	$240	$(1,256)

Other financial information:
Depreciation & amortization included in SG&A expenses	$517	$—	$—	$517	$461	$—	$—	$461

The above discussion of consolidated operating results through operating income (loss) is in substance the operating results of TotalStone for the comparable periods presented. The elimination of selling, general and administrative expenses reflect the elimination of management fees incurred by TotalStone and earned by Parent. The Parent classifies the management fee income earned as a component of net non-operating income (expense) and the corresponding income is also eliminated in the Company’s consolidated results.

Liquidity and Capital Resources

Working capital was $250.0 thousand as of December 31, 2024, a decrease of $850.0 thousand as compared to $1.1 million as of December 31, 2023. The decrease in working capital is primarily attributable to a decrease in inventory and our revolving line of credit; offset by an increase in accounts payable.

The Company primarily funds our operations through cash provided from operations of our building products distribution network and available capacity under our ABL Facility (“Revolver”). Our operating cash flows fluctuate based on seasonality with the first half of the year typically resulting in negative operating cash flows from the build in accounts receivable and inventories and the second half of the year generating positive operating cash flows as we bring accounts receivables and inventory levels down from seasonal high periods and pay down our Revolver. The liquidity of the Company is largely dependent on our ability to borrow funds on our Revolver. If the Company fails to fulfill its financial covenant requirements, our ability to continue as a going concern could be at risk. We believe ongoing availability of our Revolver plus cash provided from operations combined with our considerable efforts to reduce overall spending will be sufficient to satisfy our cash requirements for at least one year after the date the consolidated financials are issued. The Company believes we will be able to continue to borrow funds on our Revolver when and as required. Future acquisitions may be financed through other forms of financing that will depend on then-existing conditions.

Seasonality

The Company historically experiences higher sales during our second and third quarters due to the favorable weather in the Midwestern and Northeastern United States for new construction and remodeling.

Summary of Cash Flows

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash provided by operating activities	$3,821	$1,650
Net cash used in investing activities	(120)	(208)
Net cash provided by (used in) financing activities	(3,742)	(1,413)
Net increase (decrease) in cash	$(41)	$29

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.7 million for the year ended December 31, 2024, primarily resulting from our net loss of $2.6 million offset by $5.4 million provided in changes in our non-cash working and non-cash expenses.

Net cash provided by operating activities was $1.7 million for the year ended December 31, 2023, primarily resulting from our net loss of $3.8 million offset by $4.2 million provided in changes in our non-cash working and non-cash expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $120.0 thousand and $208.0 thousand for the years ended December 31, 2024 and 2023, respectively. These cash outflows were related to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.3 million for the year ended December 31, 2024. The cash outflow was a result of a $2.3 million net decrease in our line of credit and the repayment of debt of $1.0 million. Net cash used in financing activities was $1.4 million for the year ended December 31, 2023. The cash outflow was a result of a $1.3 million net increase in our line of credit, offset primarily by the repayment of term debt of $2.1 million.

Funding Requirements

We currently expect to use the net proceeds of our March 2025 Public Offering primarily for organic growth, by expanding the breadth of our distribution network by both geography and new products, and inorganic growth via rapid acquisition program of building products distributors and manufacturers whose distribution core can be fortified to expand their footprint.

The Company plans to raise additional funds to finance the growth of our operations through equity financing or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.

Off-Balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. Management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure relating to critical accounting policies in this Management’s Discussion and Analysis.

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included as part of this report, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the revenue and expenses incurred during the reported periods. We base estimates on our historical experience, known trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The full details of our accounting policies are presented in Note 2 of our audited consolidated financial statements for the year ended December 31, 2024. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our consolidated financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are revenue recognition and management estimates.

Revenue Recognition

Sales are recognized when revenue is realized or becomes realizable and has been earned, net of sales tax. In general, revenue is recognized at a point in time, which is usually upon shipment of the product. Our revenue is recognized at a point in time when ownership, risks and rewards transfer. For 2024 and 2023, there are no estimates of variable consideration represented in revenue.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

Goodwill

Goodwill represents costs in excess of the estimated fair values of acquired net assets in a business combination. Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment.

Under U.S. GAAP, goodwill is not amortized but is reviewed annually for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment, or one level below the operating segment, depending on whether certain criteria are met. All of the Company’s goodwill is reported in our subsidiary (reporting unit), TotalStone, and relates to our acquisition of TotalStone in April 2020.

We perform our annual impairment test as of October 1 each year, or in between annual tests whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, to determine whether an impairment exists. The goodwill impairment test compares a market participant perspective of fair value for a reporting unit to its carrying amount. As necessary, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill.

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

Factors considered in our qualitative assessments include (i) macroeconomic conditions including changes in interest rates and discount rates, (ii) industry and market considerations including multiples based on business enterprise value to EBITDA, (iii) trailing twelve month adjusted EBITDA of TotalStone determined on a consistent basis as that utilized in our debt financial covenants, and (iv) revenue levels, adjusted EBITDA and the EBITDA multiple implied in the enterprise valuation of TotalStone in our business combination transaction.

For 2024, we performed a quantitative goodwill impairment test utilizing two approaches: income approach, which converts future estimates of cash flows by reporting unit to a single (discounted) current value, and the market approach, which uses publicly available peer data to estimate value of the reporting unit. The valuation techniques performed in our quantitative analysis make use of our estimates and assumptions related to revenue and operating margin growth rates, future market conditions, determination of market multiples and comparative companies, and determination of risk-adjusted discount rates. Forecasts of future operations are based, in part, on actual operating results and our expectations as to future growth and market conditions, which are inherently uncertain and difficult to project. In performing our analysis, we make assumptions and apply judgments to estimate industry economic factors and the future profitability of our businesses. Due to the uncertainty and complexity of performing the goodwill impairment analysis, future results related to market conditions and our business operations and other inputs to the analysis may be worse than estimated or assumed. In such cases, we may be exposed to future material impairments of goodwill.

For 2024, we also considered our market capitalization and made estimates to attribute market capitalization to Total Stone. We used the market capitalization attributed to TotalStone as an estimate of fair value for comparison to the carrying value of TotalStone.

The results of our 2024 quantitative goodwill impairment testing indicated that the fair value of TotalStone exceeded carrying value.

For 2023, we completed our qualitative assessments concluding that it was more likely than not that the fair value of TotalStone exceeded carrying value. In 2022, there continued to be a surge in activity in our industry from COVID and TotalStone reported adjusted EBITDA of $5.5 million. In 2023, rising interest rates, elevated inflation and higher borrowing costs significantly impacted the construction industry resulting in the decline in TotalStone’s sales and gross profit contributing to the Company’s consolidated reported operating loss. TotalStone’s 2023 gross profit was also negatively impacted by gross margin compression resulting from the turn of higher per unit inventory costs that included higher freight costs we incurred in 2022 and decreasing sales prices in 2023 responsive to the fallen industry demand. Freight costs began to decrease in 2023 relative to COVID peak costs reducing our landed inventory costs. Adjusted EBITDA for TotalStone was $3.2 million for 2023. TotalStone’s sales and adjusted EBITDA reported in 2023 are favorable to those reflected in the valuation of TotalStone upon acquisition in April 2020 prior to the COVID surge.

In evaluating our 2023 qualitative assessment, we consider the sensitivity of our estimates utilized in our estimated fair value based on an EBITDA multiple. For 2023, the excess of fair value over carrying value was 15%. Independently, if 2023 adjusted EBITDA was 13% less than as reported or our estimated EBITDA multiple was 13% less than the multiple used, the fair value of TotalStone as of December 31, 2023 would be equal to its carrying value.

Long-lived Asset Impairments

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. For 2024 and 2023, no impairment charges were necessary.

Inventories

Inventories consisting of finished goods are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories also include deposits placed on inventory purchases for shipments not yet received. Significant prepaid inventory may be located overseas. At December 31, 2024 and 2023, the total prepaid inventory balance was $163.0 thousand and $912.0 thousand, respectively. We periodically review our inventory on hand and record a provision for excess, obsolete and slow-moving inventory based on our estimated forecast of product demand, as well as historical usage. The reserve for obsolete or slow-moving inventory at December 31, 2024 and 2023, totaled $576.0 thousand and $324.0 thousand, respectively.

Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives ranging from three to forty years. Depreciation is computed by using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Property and equipment is comprised of building, machinery & equipment, computer equipment, leasehold improvements, software, office equipment, vehicles, and furniture & fixtures. Maintenance and repairs are charged to expense as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules from page F-1 of this annual report on Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses in our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 31, 2025:

Directors and Executive Officers	Position/Title	Age
Matthew E. Lipman	Chief Executive Officer and Director	46
Michael Toporek	Chairman	61
Edward Schultz	Chief Financial Officer	41
Charles Dana	Director (Lead Independent Director)	69
John M. Holliman, III	Director	71
Gordon Strout	Director	62
Fredric J. Feldman, Ph.D.	Director	85
Elwood D. Howse, Jr.	Director	85

Matthew E. Lipman, Chief Executive Officer and Director.    Mr. Lipman brings over 20 years of experience working with companies to establish growth strategies and execute acquisitions. Mr. Lipman has served as a director since July 2017. Mr. Lipman has served as a member of the Board of Directors of Soluna Holdings, Inc., a Nasdaq-listed digital infrastructure company, since 2016. Mr. Lipman joined Brookstone Partners in 2004, currently serving as a Managing Director. From July 2001 through June 2004, Mr. Lipman was an analyst in the mergers and acquisitions group at UBS Financial Services Inc. Mr. Lipman has a B.S. in Business Administration from Babson College. Mr. Lipman currently serves on the Board of Directors of Denison Pharmaceuticals, LLC, Advanced Disaster Recovery Inc., Virginia Abrasives Corporation, and TotalStone, LLC. The Board believes that Mr. Lipman’s proficiency in reading and understanding financial statements, generally accepted accounting principles and internal controls, qualifies him to serve as Chief Executive Officer.

Michael Toporek, Chairman.    Mr. Toporek has served as a director since July 2017. Since 2003, Mr. Toporek has served as the Managing General Partner of Brookstone Partners, a lower/middle market private equity firm based in New York and an affiliate of BP Peptides, LLC (“Brookstone Partners”). Mr. Toporek, a member of the Board of Directors of Soluna Holdings since 2016, served as Soluna Holdings’ Chief Executive Officer from November 2020 until May 2023 and has served as Executive Chairman of the Board since that date. Prior to founding Brookstone Partners in 2003, Mr. Toporek was both an active principal investor and an investment banker. Mr. Toporek began his career in Chemical Bank’s Investment Banking Group, later joined Dillon, Read and Co., which became UBS Warburg Securities Ltd. during his tenure, and SG Cowen and Company. Mr. Toporek currently serves on the Board of Directors of Harmattan Energy Limited. Mr. Toporek has a B.A. in Economics and an M.B.A from the University of Chicago. Mr. Toporek brings strategic and financial expertise to the Board as a result of his experience with Brookstone Partners, which the Board believes qualifies him to serve as Chairman.

Edward Schultz, CFO.    Mr. Schultz has served as Chief Financial Officer since August 2023. Mr. Schultz also serves as the Vice President of Finance of TotalStone, LLC since June 2021. Prior to his employment with Capstone and TotalStone, Mr. Schultz was employed as Director of Financial Reporting and Technical Accounting for Brookfield Properties Retail from September 2012 through June 2021. He holds a Bachelor of Science in Accountancy from the Governors State University.

Charles “Chuck” Dana, Director (Lead Independent Director).    Mr. Dana has served as lead independent director since March 2025. Mr. Dana has been an investor in Brookstone since 2003, and in 2016 joined the firm as an Operating Partner. His main responsibilities are to assist in the strategy and operations of Brookstone’s portfolio companies and to identify and acquire middle market companies. Mr. Dana has over 40 years of financial and general management experience. He started his career at GE and had successively more responsible financial role’s culminating as President — GE Locomotives Indonesia. Mr. Dana then joined Owens Corning in 1995. He was the President of the Composites Solutions Business from 2003 to 2010 growing sales from $1.2 billion to $2.4 billion both through organic sales growth but also with via several acquisitions. Mr. Dana then served as the Group President for Building Materials ($4.5 billion sales) from 2010 to 2015, a segment that produced eighteen (18) consecutive quarters of net income growth for the insulation business under his leadership. Mr. Dana retired from Owens Corning and served as EVP at Molded Fiber Glass Companies before joining Brookstone. The Board believes the experience and knowledge of Mr. Dana qualifies him to serve on our Board.

John M. Holliman, III, Director.    Mr. Holliman has served as a director since September 1987 and as former Chairman of the Board of Directors from August 1997 through July 2017. Since February 1993 he has been a general partner of entities which are the general partners of Valley Ventures, LP (formerly known as Arizona Growth Partners, LP), Valley Ventures II, LP, Valley Ventures III, LP, Valley Ventures III Annex, LP, all of which are venture capital funds. He has over thirty-nine years of business experience, including service on the boards of over forty companies, commercial lending experience with major financial institutions, and has been active in venture capital financing for over thirty-five years serving a variety of industries. Mr. Holliman earned a BBA in Finance and a MBA from Southern Methodist University and a Master of International Management from the Thunderbird School of Global Management. During his career Mr. Holliman has gained substantial executive and board level experience in business, finance and operations. The Board believes the experience and knowledge of Mr. Holliman qualifies him to serve on our board and to chair our Audit Committee.

Gordon Strout, Director.    Mr. Strout has served as a director since March 2025. Mr. Strout ran a small industrial supply business as well as a heating oil business starting in 1985. After successfully selling off the heating oil business he purchased his father’s minority stake in the Industrial supply company in 1989. Instone and Total Lubrication (a Mobil branded lubricants distributor) grew out of the industrial supply business. In 2004 Gordon acquired a majority equity position. Gordon then partnered with Brookstone Partners in 2006 and served as President and CEO through April 2021 at which time he transitioned to Executive Chairman of the Instone board. Mr. Strout holds a bachelor’s degree from the University of Miami, Coral Gables Fla. The Board believes the experience and knowledge of Mr. Strout qualifies him to serve on our Board.

Fredric J. Feldman, Ph.D., Director.     Mr. Feldman has served as a director since March 2025. Mr. Feldman, Ph.D., has been the President of FJF Associates, a consultant to venture capital and emerging companies, since February 1992 and has served as a director of the Company since 1991. From September 1995 to June 1996, he was the Chief Executive Officer of Biex, Inc., a women’s healthcare company. He served as Chief Executive Officer of Oncogenetics, Inc., a cancer genetics research company, from 1992 to 1995. Between 1988 and 1992, Dr. Feldman was the President and Chief Executive Officer of Microgenics Corporation, a medical diagnostics company. From 1984 to 1988 Dr. Feldman was Vice President and then President of Instrumentation laboratory a medium sized International Medical Diagnostic Instrumentation Company. Dr. Feldman received his Ph.D. in analytical chemistry from the University of Maryland. He has been a director of a number of public and private companies. The Board believes that Dr. Feldman’s over 40 years of operating, scientific and business experience in industry qualifies him for service on our board.

Elwood D. Howse, Jr., Director.     Mr. Howse has served as a director since March 2025. Mr. Howse previously served as a director of the Company from 1987 to 2023. In 1982, Mr. Howse founded Cable, Howse and Ragen, investment banking and stock brokerage firm, subsequently known as Ragen MacKenzie. In 1977, Mr. Howse co-founded Cable & Howse Ventures, an early-stage venture capital firm focused on technology. In 1976, he served as Vice President, Corporate Finance, for Foster & Marshall, a northwest stock brokerage firm. In 1974 he was the Chief Financial Officer of Seattle Stevedore Company and the Miller Produce Company. Mr. Howse has served as a corporate director and advisor to various public, private and non-profit enterprises. He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association. Mr. Howse holds a BS in Engineering from Stanford University and an MBA from Stanford Graduate School of Business. Mr. Howse also served in the US Navy as a nuclear submariner. The Board believes Mr. Howse’s education and company operations skills brings important financial and business experience to the board and qualifies him to serve on our board.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition, Committees, and Independence

Director Independence

The Nasdaq Marketplace Rules require a majority of a listed company’s Board of Directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Messrs. Charles Dana, Fredric J. Feldman, Ph.D., Elwood D. Howse, Jr., and John M. Holliman, III is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our Board of Directors also determined that John M. Holliman, Elwood D. Howse Jr. and Fredric J. Feldman Ph.D., who comprise our audit committee, Fredric J. Feldman Ph.D., Charles Dana and John M. Holliman, who comprise our compensation committee, and Charles Dana, Elwood D. Howse Jr. and Fredric J. Feldman Ph.D., who are members of our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Audit Committee.    We have established an audit committee consisting of John M. Holliman, III, Elwood D. Howse, Jr., and Fredric J. Feldman, Ph.D. John M. Holliman, III is chairman of the audit committee and he qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee.    We have established a compensation committee consisting of Fredric J. Feldman, Ph.D., Charles Dana, and John M. Holliman, III. Fredric J. Feldman is chairman of the compensation committee.

In considering and determining executive and director compensation, the compensation committee reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to our officers. The compensation committee also determines and approves any non-cash compensation paid to any employee. We do not engage any compensation consultants to assist in determining or recommending the compensation to our officers or employees.

Nominating and Corporate Governance Committee.    We have established a nominating and corporate governance committee consisting of Charles Dana, Elwood D. Howse, Jr., and Fredric J. Feldman, Ph.D. Charles Dana is chairman of the nominating and corporate governance committee. The responsibilities of the nominating and corporate governance committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establishing procedures for the nomination process, oversight of possible conflicts of interests involving the Board and its members, developing corporate governance principles, and the oversight of the evaluations of the Board and management. The nominating and corporate governance committee has not established a policy with regard to the consideration of any candidates recommended by stockholders. If we receive any stockholder recommended nominations, the nominating and corporate governance committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to each officer, director, and employee of the Company. The full text of our Code of Business Conduct and Ethics is posted on our website at www.capstonethx.com. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

Insider Trading Policy

The Company has an Insider Trading Policy governing all transactions in the Company’s securities by the Company’s directors, officers, and employees. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. For more information, please refer to the Insider Trading Policy listed on Exhibit 19.1 to this Annual Report on Form 10-K.

Term of Office

Our directors are appointed at the annual meeting of shareholders and hold office until the annual meeting of the shareholders next succeeding his or her election, or until his or her prior death, resignation or removal in accordance with our bylaws. Our officers are appointed by the Board and hold office until the annual meeting of the Board next succeeding his or her election, and until his or her successor shall have been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation earned by our Chief Executive Officer and two other persons who served as executive officers as, at, or during the year ended December 31, 2024, and who earned compensation exceeding $100,000 during the year ended December 31, 2024 (the “Named Executive Officers”), for services as executive officers for the last two years.

	Annual Compensation				Long-Term Compensation(3)
Name and Principal Position	Year	Salary(1)	Bonus(2)	Other Annual Compensation	Nonqualified deferred compensation earnings	Securities Underlying Options	Total Compensation
Matthew Lipman	2024	$—	$—	$48,000	$—	$—	$48,000
CEO	2023	$—	$—	$48,000	$—	$—	$48,000
Michael Toporek	2024	$—	$—	$48,000	$—	$—	$48,000
Chairman	2023	$—	$—	$48,000	$—	$—	$48,000
Edward Schultz(3)	2024	$216,161	$—	$—	$—	$—	$216,161
CFO	2023	$192,210	$—	$—	$—	$—	$192,210

(1)	Management base salaries can be increased by our Board of Directors based on the attainment of financial and other performance guidelines set by our management.

(2)	Salaries listed do not include annual bonuses to be paid based on profitability and performance. These bonuses will be set, from time to time, by a disinterested majority of our Board of Directors. No bonuses will be set until such time as the aforementioned occurs.

(3)	Mr. Schultz receives a portion of his compensation through the Company’s subsidiary TotalStone, LLC where he also serves as the Vice President of Finance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Matthew Lipman	—	—	—	—
Michael Toporek	—	—	—	—
Edward Schultz	—	—	—	—

Equity Incentive Plan

In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At December 31, 2024, no shares remained available to grant under the Plan and all granted shares are fully vested.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company generally estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. No options were granted in 2024 or 2023 and all the vesting and associated stock compensation expense occurred prior to January 1, 2023.

Stock Compensation

The Company intends to grant options to purchase our common stock and awards restricted stock to employees and directors under an equity incentive plan the Company expects to put into place during 2025. The Company expects to reserve shares of common stock for future option exercise representing approximately 10% of authorized shares (or 5 million shares) under such an equity incentive plan. The issuance of grants and future exercise into shares of Common Stock as well as the grant of restricted stock awards may cause future dilution of ownership to shareholders.

The benefits provided under these plans are share-based payments and the Company accounts for stock-based awards exchanged for employee service in accordance with the appropriate share-based payment accounting guidance.

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis in accordance with the vesting of the options (net of estimated forfeitures) over the employee’s requisite service period. The Company estimates the fair value of stock-based awards on the grant date using a Black- Scholes valuation model.

As of December 31, 2024 and December 31, 2023, there were approximately 500 and 976 options exercisable and vested at a weighted average exercise price of $163.00 and $210.00, respectively. In addition, the Company issued a warrant to Brookstone Partners IAC to purchase up to 6,322 shares of the Company’s Common Stock, which provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $0.075, all of which has now vested, and can be exercised through October 15, 2028 with an exercise price that was between $10.00 and $30.00 per share, as determined by an independent valuation, through April 1, 2024, and, since that date, the lesser of (i) $75.00 per warrant share and (ii) the 10-day average closing price of the Company’s common stock.

Employee Pension, Profit Sharing or other Retirement Plan

TotalStone, LLC maintains a defined contribution pension plan, which covers all employees electing to participate after completing certain service requirements. Employer contributions are made at the Company’s discretion. Generally, the Company makes safe harbor matching contributions equal to 100% of employee contribution up to 4% of the employee’s Plan Compensation, as defined. Each participant is 100% vested in in their salary deferral and the safe harbor Company’s matching contributions. Other employer discretionary contributions are subject to a graded vesting schedule.

Compensation of Executive Officers

On January 2, 2025, we entered into an executive employment agreement with Matthew Lipman, our Chief Executive Officer, which became effective on March 7, 2025. Under this agreement, Mr. Lipman serves as the Company’s Chief Executive Officer with a base salary of $250,000 per annum and an annual performance bonus ranging from 50% to 100% of the base salary. The agreement commenced on its effective date and terminate on January 31, 2028, with automatic one-year extensions unless either party provides 120 days’ written notice to opt-out. The agreement includes a noncompetition clause effective for 18 months following the termination of Mr. Lipman’s employment with the Company. In the event of termination due to death, disability, for cause by the Company, resignation by Mr. Lipman without good reason, or non-extension of the agreement, Mr. Lipman will be entitled to any previously earned but unpaid base salary through the termination date, any earned but unpaid annual performance bonus, and other accrued benefits. If the agreement is terminated by the Company without cause or by Mr. Lipman for good reason, Mr. Lipman will receive a lump sum payment equal to three years’ base salary and the target performance bonus, as well as continued copayment by the Company of coverage premiums for 12 months following the termination date, at the same level and cost as if he were an active employee.

Effective August 25, 2023, we began to compensate Mr. Edward Schultz, our Chief Financial Officer, an annual salary of $200,000 paid in accordance with our standard employee payroll practices. Mr. Schultz receives a portion of his compensation through the Company’s subsidiary TotalStone, LLC where he also serves as the Vice President of Finance.

Compensation of Directors

John M. Holliman, III. and Michael Toporek have received director compensation of $48,000 annually for 2024 and 2023 for service on the Company’s board prior to the Public Offering that closed on March 7, 2025.

In connection with the completion of its Public Offering on March 7, 2025, the Company adopted a director compensation plan. This director compensation plan will consist of an annual cash retainer of $20,000 paid quarterly in arrears.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2025 based on 5,190,251 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any common stock that the person has the right to acquire within 60 days of March 31, 2025 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise indicated, the address of each of the shareholders listed below is: 5141 W. 122nd Street, Alsip, IL 60803.

	Beneficially Ownership Common Stock
	Shares	Percentage	Percentage of Voting Power(5)
Name of beneficial owner 5% shareholders:
BP Peptides, LLC (1)	128,096	2.47%	2.07%
BPA XIV, LLC	2,528,662	48.66%	40.91%

Named executive officers and directors:
Matthew E. Lipman(1) (2)	2,698,508	51.93%	43.65%
Michael Toporek (1) (3)	169,846	3.27%	18.68%
Edward Schultz	—	—	—
John M. Holliman, III	1,095	*	*
Gordon Strout (1) (4)	863,628	16.62%	13.97%
Charles Dana	—	—	—
Fredric J. Feldman, Ph.D.	—	—	—
Elwood D. Howse, Jr.	—	—	—
All executive officers and directors as a group ( eight (8) persons)	3,733,077	71.84%	73.58%

*	Less than 1%.

(1)	Includes a warrant to purchase up to 6,322 shares of Common Stock issued to Brookstone Partners IAC, Inc., the investment manager of BP Peptides, LLC which is controlled by Matthew Lipman and Michael Toporek. The business address of BP Peptides, LLC is 776A 6th Ave. 2nd Floor, New York, NY 10001.

(2)	Includes 121,774 shares controlled by Matthew Lipman, through his control of BP Peptides, LLC. Brookstone Acquisition Partners XXI Corporation owns 81% of BP Peptides, LLC. Mr. Lipman owns approximately 4% of Brookstone Acquisition Partners XXI Corporation.

(3)	Consists of 121,774 shares controlled by Michael Toporek, through his control of BP Peptides, LLC. Brookstone Acquisition Partners XXI Corporation owns 81% of BP Peptides, LLC. Mr. Toporek owns approximately 30% of Brookstone Acquisition Partners XXI Corporation.

(4)	Mr. Strout has an interest in BP Peptides, LLC; however, he does not control it. Control of BP Peptides, LLC is held solely by Matthew Lipman and Michael Toporek.

(5)	Includes 985,063 votes pursuant to the Series B Preferred Stock issued to Nectarine Management LLC (an entity whose voting of our securities held by such entity is solely controlled by Mr. Toporek).

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2023, to which we have been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11. Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

TotalStone, LLC is party to an agreement with a related party, Brookstone Partners IAC, whereby such entity will provide consulting services totaling $400,000 per annum, billed quarterly. Additionally, Brookstone Partners IAC is entitled to a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity or an equity recapitalization of the Company. The agreement also provides for an additional management fee equal to 5% of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in excess of $4.0 million. Amounts accrued for such consulting services totaled $351,000 as of December 31, 2024 and 2023.

Stream Finance, LLC, which serves as a creditor on the TotalStone’s mezzanine term loan of $1.3 million and accrued interest of $249.0 thousand, is managed by Brookstone Partners.

TotalStone, LLC, was leasing a facility from a former officer and current Board Member of TotalStone, LLC for $29,000 per month. As of February 2022, the lessor is no longer a related party.

On December 21, 2020, BP Peptides, LLC exercised its right to convert $572,700 of accrued interest ($538,000) and secured debt ($35,000) into 24,900 shares of the Company’s Common Stock (exercised price of $23/share). The Company incurred issuance expenses of $5,000 resulting in a net increase in Additional Paid-in Capital of $568,000.

On January 15, 2021, Capstone acquired a minority interest in a consumer products company, Diamond Products, LLC (“Diamond”), a sexual wellness holding company. The structure of the transaction was as follows: i) Brookstone Acquisition Partners XXI Corporation (“Brookstone XXI”) contributed its approximately 95% equity interest in Diamond, which represented approximately 62% equity ownership on a fully-diluted basis, to Diamond Products Holdings, LLC (“DPH”); ii) The Company formed Capstone Beta LLC (“Beta”) as a wholly-owned subsidiary, and Beta purchased a portion of Brookstone XXI’s interest in DPH; iii) Beta issued a promissory note to Brookstone XXI in the original principal amount of $8.0 million, bearing interest at 1% per annum over a 36 month term, and secured its obligations thereunder by pledging Beta’s interests in DPH; and iv) As additional credit support, Capstone issued a limited payment guaranty to Brookstone XXI in the amount of 10% of the principal amount of Beta’s promissory note. The terms of the promissory note issued by Beta to Brookstone XXI include provisions whereby in the event that the membership interests in Diamond are sold or otherwise disposed of, any proceeds received by Beta are to be utilized to prepay the promissory note to Brookstone XXI and Brookstone XXI’s remaining recourse for the remaining note balance, if any, is limited to the pledged collateral (Beta’s membership interest in DPH) and the $800,000 limited payment guarantee provide by Capstone. DPH was structured to hold one asset, the membership interest in Diamond, and accordingly upon the sale or other disposition of the membership interests in Diamond, the sole recourse of payment by Brookstone XXI is the $800,000 limited payment guarantee. In summary, the intent of Brookstone XXI and the special committee of Capstone’s independent directors entering into this arrangement was to limit Capstone’s downside risk to $800,000.

The 20% minority investment in DPH represented an effective 19% equity interest in Diamond and approximately 12% on a fully-diluted basis. The Company does not have the ability to exercise significant influence over operating and financial policies of Diamond and DPH.

On November 9, 2023 in connection with a restructuring and recapitalization transaction of Diamond’s operating entities, Diamond and other related party entities affiliated with Brookstone XXI entered into a transaction that sold 100% of the membership interest in Diamond inclusive of Beta’s minority interest in Diamond via its membership interest in DPH to a third party. No cash consideration was received in this transaction. Rather, the primary consideration received by the selling parties was the release of guarantees of senior debt of Diamond operating entities. The third party assumed none of the $8.0 million debt liability and no other consideration was transferred. As a result, the Company’s wrote-off its equity investment in DPH from $8.0 million to zero, and recognized a $7.2 million gain on debt extinguishment from Brookstone XXI’s debt forgiveness which was consistent with the terms of the note agreement that limited Captone’s risk upon sale or disposition of Diamond’s membership interests to the $800,000 limited guaranty provided by Capstone which is the net amount of the loss recognized in the 2023 statement of operations from this transaction. An $800,000 unsecured promissory note was issued on March 31, 2024. The remaining unsecured debt liability $800,000 plus accrued interest will remain on the Company’s balance sheet with a maturity date of June 30, 2026.

On June 15, 2022, Brookstone exercised its right to convert $1.9 million of accrued interest and debt from its senior secured note into 78,333 shares of the Company’s Common Stock exercised at $24.75 per share. With this transaction, Brookstone through December 31, 2024 owned 121,774 shares of the Company’s Common Stock or 77.3% of the 157,610 outstanding shares of the Company’s Common Stock.

As of December 31, 2024, the Company owed the following notes payable and accrued interest to related parties:

Terms	BP Peptides, LLC	Stream Finance, LLC	Brookstone Acquisition Partners XXI(1)
Issuance dates of notes	July 17, 2017	November 14, 2019	March 31, 2021 and March 31, 2024
Maturity date	June 30, 2026	December 31, 2025	June 30, 2026
Interest rate	6%	Disclosed Note 8	1% and 6%
Collateral	Secured	Unsecured	Secured/ Unsecured

Balance – December 31, 2022	$733,289	$2,070,321	$8,142,222
Principal and interest payments	—	$(761,077)	—
Accrual of interest	$41,038	—	$67,556
Debt extinguishment	—	—	$(7,200,000)
Balance – December 31, 2023	$774,327	$1,309,244	$1,009,778
Accrual of interest	$42,152	$248,860	$43,044
Balance – December 31, 2024	$816,479	$1,558,104	$1,052,822

(1)	In connection with the unwinding of the Diamond transaction in November 2023, the March 31, 2021 secured note accruing interest at 1% was replaced by a new unsecured note for $800,000 plus existing accrued interest with interest accruing from November 2023 to maturity at 6% per annum.

BPA XIV, LLC, an entity controlled by Matthew Lipman, our Chief Executive Officer, and Gordon Rocks, Inc., an entity controlled by Gordon Strout, a director, are parties to the Master Exchange Agreement entered into by the Company, TotalStone and TotalStone’s Class B Members. Pursuant to the Master Exchange Agreement, BPA XIV, LLC and Gordon Rocks, Inc. surrendered their existing TotalStone’s membership interests and withdraw from the membership of TotalStone in exchange for 2,528,662 and 822,128 shares of Common Stock, respectively, on the Restructuring Date.

Special Preferred Membership Interests were issued by TotalStone in connection with the restructuring of its mezzanine indebtedness. This indebtedness is documented pursuant to that certain Second Amended and Restated Credit Agreement, dated as of March 8, 2023, with Stream Finance, LLC, as agent, and the lenders from time to time party thereto. The maturity date of the Stream Finance Credit Agreement is September 30, 2026. The Special Preferred Membership Interests were to be exchanged on the Restructuring Date for loans in an aggregate principal amount of $1,006,377 plus certain amounts for each day after September 30, 2024 until the Restructuring Date. As of December 31, 2024, the interest accrued for 2024 was $137.3 thousand. On March 7, 2025 the Special Preferred Membership Interests were exchanged for loans in an aggregate principal of $1,006,377 plus interest.

In March 2025, the Company paid $200,000 as an advisory fee payment, related to the Public Offering, to Brookstone Partners, an entity controlled by our Chief Executive Officer (who is also a member of our board of directors) and the chairman of our board of directors.

Item 14. Principal Accounting Fees and Services

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm GBQ Partners LLC.

	2024	2023
Audit Fees (1)	$159,931	$107,782
Audit-related fees (2)	11,050	—
Tax fees (3)	23,310	24,485
Total	$194,291	$132,267

(1)	Represents fees billed for professional services rendered for the annual audit and interim reviews of our financial statements.

(2)	Represents fees billed for consents provided with respect to registration statements and related amendments.

(3)	Represents fees billed for tax filing, preparation, and tax advisory services

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included from F-2 onwards.

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits (including those incorporated by reference).

(b)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation, dated April 22, 2005, as amended on May 21, 2010, June 22, 2015, August 22, 2019, February 10, 2021, and February 18, 2022	S-1	3.1	12/31/2024
3.2	Bylaws of the Company	S-8	4.2	06/23/2015
3.3	Amended and Restated Certificate of Designation of Series A Preferred Stock, dated June 22, 2015	S-1	3.3	12/31/2024
3.4	Form of Certificate of Amendment to the Restated Certificate of Incorporation	S-1	3.4	02/06/2025
3.5	Form of Certificate of Designation of Series B Preferred Stock	S-1	3.5	02/06/2025
4.1	Description of the Company’s Securities				X
4.2	Amended and Restated Warrant to Purchase Common Stock, dated March 20, 2020, issued to BP Peptides, LLC	S-1	4.2	12/31/2024
4.3	Warrant to Purchase Common Stock, dated January 30, 2018, issued to BP Peptides, LLC	8-K	10.2	02/01/2018
10.1	Form of Indemnification Agreement	S-1	10.1	02/06/2025
10.2	Series B Preferred Stock and Warrant Purchase Agreement, dated August 25, 2016, by and between LipimetiX Development, Inc. and Capstone Therapeutics Corp.	8-K	10.1	08/26/2016
10.3	Securities Purchase, Loan and Security Agreement dated July 14, 2017, by and between Capstone Therapeutics Corp. and BP Peptides, LLC	8-K	10.1	07/17/2017
10.4	First Amendment to Securities Purchase Loan and Security Agreement dated January 30, 2018, by and between Capstone Therapeutics, Corp. and BP Peptides, LLC	8-K	10.1	02/01/2018
10.5	Second Amendment to Securities Purchase Loan and Security Agreement dated March 15, 2019, by and between Capstone Therapeutics, Corp. and BP Peptides, LLC	8-K	10.1	03/19/2019

10.6	Third Amendment to Securities Purchase Loan and Security Agreement dated March 27, 2020, by and between Capstone Therapeutics, Corp. and BP Peptides, LLC	S-1	10.6	12/31/2024
10.7	Fourth Amendment to Securities Purchase Loan and Security Agreement dated March 15, 2021, by and between Capstone Therapeutics, Corp. and BP Peptides, LLC	S-1	10.7	12/31/2024
10.8	Termination of Securities Purchase, Loan and Security Agreement, dated November 13, 2024, by and between Capstone Holding Corp. and BP Peptides, LLC	S-1	10.8	12/31/2024
10.9	Promissory Note dated July 14, 2017, payable to BP Peptide, LLC	8-K	10.2	07/17/2017
10.10	Fourth Amended and Restated Operating Agreement of TotalStone, LLC, dated March 27, 2020 and Effective as of November 26, 2021	S-1	10.10	12/31/2024
10.11	Consent and First Amendment to the Fourth Amended and Restated Operating Agreement of TotalStone, LLC, dated March 27, 2020 and Effective as of November 26, 2021	S-1	10.11	12/31/2024
10.12	Second Amended and Restated Credit Agreement, dated March 8, 2023, by and between TotalStone, LLC, Northeast Masonry Distributors, LLC, TotalStone Properties, LLC, and Stream Finance, LLC	S-1	10.12	12/31/2024
10.13	Consent, Waiver and Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2024, by and between TotalStone, LLC, Northeast Masonry Distributors, LLC, TotalStone Properties, LLC, and Stream Finance, LLC	S-1	10.13	12/31/2024
10.14	Non-negotiable Secured Subordinated Promissory Note by and between TotalStone, LLC and Northeast Masonry Distributors, LLC	S-1	10.14	12/31/2024
10.15	Non-negotiable Secured Subordinated Contingent Value Promissory Note by and between NEM Purchaser, LLC and Northeast Masonry Distributors, LLC	S-1	10.15	12/31/2024
10.16	Brookstone Partners IAC, Inc. Amended and Restated Management Fee Agreement Dated March 1, 2020 by and between TotalStone, LLC and Brookstone Partners IAC, Inc.	S-1	10.16	12/31/2024
10.17	Management Fee Agreement, dated March 27, 2020, by and between TotalStone, LLC and Capstone Holding Corp.	S-1	10.17	12/31/2024
10.18	Amendment of Amended and Restated Management Fee and Transaction Fee Agreement, dated November 15, 2024, by and between Capstone Holding Corp., TotalStone, LLC, and Brookstone Partners IAC, Inc.	S-1	10.18	12/31/2024
10.19	Limited Payment Guarantee dated March 31, 2021, between Capstone Therapeutics Corp. and Brookstone Acquisition Partners XXI Corporation	S-1	10.19	12/31/2024
10.20	Series B-2 Preferred Stock Purchase Agreement, dated August 11, 2017, by and between Capstone Therapeutics Corp. and LipimetiX Development, Inc.	10-Q	10.1	08/14/2017
10.21	First Amendment to the Amended and Restated Stockholders Agreement of LipimetiX Development, Inc., dated August 11, 2017	10-Q	10.2	08/14/2017
10.22	Joinder of August 25, 2016 Registration Rights Agreement of LipimetiX Development, Inc., dated August 11, 2017	10-Q	10.3	08/14/2017
10.23	LipimetiX Development, Inc. Contingent Value Rights Agreement, dated August 23, 2019, by and among Capstone Therapeutics Corp., the Shareholder Representative and Computershare Inc., and Computershare Trust Company, N.A., as Rights Agent	S-1	10.23	12/31/2024
10.24	Second Amended and Restated Promissory Note, dated November 11, 2024, issued by Capstone Holding Corp. to BP Peptides, LLC	S-1	10.24	12/31/2024
10.25	Revolving Credit, Term Loan and Security Agreement by and among TotalStone, LLC, Northeast Masonry Distributors, LLC, TotalStone Properties, LLC, and Berkshire Bank, dated December 20, 2017	S-1	10.25	12/31/2024

10.26	Amendments to Revolving Credit, Term Loan and Security Agreement Still in Effect As of December 30, 2024	S-1	10.26	12/31/2024
10.27	Second Amended and Restated Revolving Credit Note Issued by TotalStone, LLC and Northeast Masonry Distributors, LLC to Berkshire Bank, dated November 14, 2019	S-1	10.27	12/31/2024
10.28	Term Note Issued by TotalStone, LLC, Northeast Masonry Distributors, LLC, and TotalStone Properties, LLC to Berkshire Bank, dated November 22, 2021	S-1	10.28	12/31/2024
10.29	Second Amended and Restated Promissory Note Issued by Capstone Holding Corp. to Brookstone Partners Acquisition XXI Corporation, dated November 11, 2024	S-1	10.29	12/31/2024
10.30	Form of Master Exchange Agreement by and among Capstone Holding Corp., TotalStone, LLC, and TotalStone’s Class B Member	S-1	10.30	02/06/2025
10.31	Form of Subscription Agreement for Purchase of Series B Preferred Stock	S-1	10.31	02/06/2025
10.32	Executive Employment Agreement by and between Capstone Holding Corp. and Matthew Lipman	S-1	10.32	02/06/2025
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries	S-1	21.1	12/31/2024
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002				X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002				X
97.1	Capstone Holding Corp. Compensation Recovery Policy				X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

Index to Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Capstone Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Holdings Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Slow-Moving, Excess and Obsolete Inventory Reserve

Critical Audit Matter Description

The Company values inventory at the lower of cost, determined by the average cost method, or net realizable value. The Company periodically assesses inventory to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve for slow-moving, excess or obsolete inventory to reduce the carrying value to net realizable value. Recording the reserve requires management to make assumptions and apply judgments related to anticipated demand which may be impacted by changes in customer preferences, economic conditions, business trends or product strategies. The Company relies on, among other things, past sales experience, the duration of product life cycles, and anticipated market conditions to develop the estimate. As a result of management’s assessment, the Company recorded a reserve for slow-moving, excess, and obsolete inventory of approximately $576,000 as of December 31, 2024.

We identified the inventory slow-moving, excess and obsolete reserve as a critical audit matter because of the extent of audit judgment and effort required to evaluate management’s estimate and assumptions due to the subjective nature of the estimate described above.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the slow-moving, excess and obsolete inventory reserve included the following, among others:

●	We obtained an understanding of the process and design of controls associated with management’s development of the inventory reserve.

●	We evaluated the appropriateness of management’s method and assumptions used in developing their estimate of the inventory reserve including assumptions related to the categorization of products into different classes of potential exposure and reserve percentages applied to those classes of inventory.

●	We evaluated the appropriateness of specific inputs supporting management’s estimate, including historical sales levels, the year a product was introduced to the Company’s product lines and historic product life cycles.

●	We evaluated the completeness and accuracy of the underlying data used in development of the inventory reserve, including the mathematical accuracy of the calculation.

●	We performed inquiries with management regarding anticipated future demand for various products and classes of products and historical durations of product life cycles.

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2020.

Columbus, Ohio
March 31, 2025

CAPSTONE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(unaudited)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$11	$52
Accounts receivable, net	2,762	2,581
Inventories	9,635	13,750
Prepaid expenses	150	458
Other current assets	242	241
Total current assets	12,800	17,082
Long-term Assets:
Property and equipment, net	1,594	1,756
Goodwill	23,286	23,286
Other intangible assets	48	10
Right of use assets	2,068	2,922
Deferred tax asset	7,178	7,597
Other long-term assets	247	48
Total long-term assets	34,421	35,619
Total Assets	$47,221	$52,701

LIABILITIES & EQUITY
Current Liabilities:
Accounts payable	$3,304	$2,575
Accrued expenses	394	324
Line of credit	6,259	8,574
Current portion of long-term debt	1,855	3,612
Current portion, lease liability	738	887
Total current liabilities	12,550	15,972
Long-term liabilities:
Accrued related party management fee	351	351
Long term debt, net of current portion	6,323	5,114
Lease liability, net of current portion	1,437	2,141
Total long-term liabilities	8,111	7,606
Total Liabilities	20,661	23,578
TotalStone, LLC – Class B Preferred Units	28,475	25,871
TotalStone, LLC – Special Preferred Units	1,143	815
Equity:
Common Stock $0.0005 par value; 200,000 shares authorized; 157,610 issued as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	193,044	193,044
Accumulated deficit	(196,102)	(190,607)
Total Equity	(3,058)	2,437
Total Liabilities, TotalStone, LLC. Preferred Units & Equity	$47,221	$52,701

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Twelve Months Ended December 31,
	2024	2023
Sales	$45,808	$48,643
Sales returns and allowances	(932)	(289)
Net sales	44,876	48,354
Cost of goods sold	35,306	38,743
Gross Profit	9,570	9,611
Selling, general and administrative expenses	10,208	10,867
Loss from operations	(638)	(1,256)
Loss on investment	—	(8,000)
Gain on extinguishment of debt	—	7,200
Interest expense	(1,483)	(1,672)
Other income (expense), net	—	143
Net loss before taxes	(2,121)	(3,585)
Income tax expense	(442)	(234)
Net Loss	(2,563)	(3,819)
Less: Net loss attributable to:
Special preferred units	(328)	(150)
Class B units preferred return	(2,604)	(1,766)
Net loss attributable to Capstone Holding Corp. stockholders	$(5,495)	$(5,735)

Earnings (loss) per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(34.87)	$(36.39)

Weighted average number of common shares outstanding – basic and diluted	157,610	157,610

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
OPERATING ACTIVITIES
Net loss	$(2,563)	$(3,819)
Non cash items:
Depreciation and amortization	517	461
Loss on investment	—	8,000
Gain on extinguishment of debt	—	(7,200)
Deferred taxes	419	32
Change in other operating items:
Accounts receivable and other assets	4,256	3,920
Change in operating leases, net	—	21
Accounts payable and other accrued liabilities	1,192	235
Cash flows provided by operating activities	3,821	1,650
INVESTING ACTIVITIES
Purchase of property and equipment, net	(120)	(208)
Cash flows used in investing activities	(120)	(208)
FINANCING ACTIVITIES
Payments on financing lease liabilities	(208)	(171)
Financing fees paid	(13)	(12)
Borrowings under line of credit, net	(2,315)	1,303
Debt payments	(1,007)	(2,144)
Deferred IPO Costs	(199)	—
Cash payment to special preferred equity members	—	(389)
Cash flows used in financing activities	(3,742)	(1,413)
NET CHANGE IN CASH & CASH EQUIVALENTS	(41)	29
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52	23
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11	$52

SUPPLEIMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash flows from finance leases (interest)	$14	$12
Financing cash flows from finance leases (principal portion)	208	180
Operating cash flows from operating leases	778	761
Interest Paid	1,483	1,639
Taxes Paid	31	378

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except Common Stock Shares)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity	Class B Units	Special Preferred Unit
Balance at January 1, 2024	157,610	$193,044	$(190,607)	$2,437	$25,871	$815
Net Loss			(2,563)	(2,563)
Accrued Class B Distributions			(2,604)	(2,604)	2,604
Accrued Special Preferred Distributions			(328)	(328)		328
Balance at December 31, 2024	157,610	$193,044	$(196,102)	$(3,058)	$28,475	$1,143

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity	Class B Units	Special Preferred Unit
Balance at January 1, 2023	157,610	$193,044	$(184,872)	$8,172	$24,105	$1,054
Net Loss			(3,819)	(3,819)
Accrued Class B Distributions			(1,766)	(1,766)	1,766
Accrued Special Preferred Distributions			(150)	(150)		150
Special Preferred Distribution				—		(389)
Balance at December 31, 2023	157,610	$193,044	$(190,607)	$2,437	$25,871	$815

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

Capstone Holding Corp. (the “Capstone”) is a holding company and its operations consist substantially of the operations of its consolidated subsidiary, TotalStone, LLC (“TotalStone”). On April 1, 2020, Capstone obtained controlling interest in TotalStone, a materials distribution company that distributes masonry stone products for residential and commercial construction in the Midwest and Northeast United States under the trade names Instone and Northeast Masonry Distributors (“NMD”).

Note 2 Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The consolidated financial statements include the accounts of Capstone and its consolidated subsidiaries (collectively, the “Company”). Intercompany accounts and transactions have been eliminated. The preparation of these financial statements and accompanying notes are in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s assumptions regarding current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

Cash

Cash consists of balances held in a commercial bank account.

Accounts Receivable

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates expected credit losses for the allowance for expected credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of December 31, 2024 and December 31, 2023, the allowance for doubtful accounts totaled approximately $104.0 thousand.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places cash with high credit quality institutions. During the normal course of business, balances in these accounts may exceed the maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s diverse customer base and generally short payment terms. Management believes there is no business vulnerability regarding concentrations of accounts receivable and sales due to the strong relationships and financial strength of our customers.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 Summary of Significant Accounting Policies (cont.)

Inventories

Inventories consisting of finished goods are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories also include deposits placed on inventory purchases for shipments not yet received. Significant prepaid inventory may be located overseas. At December 31, 2024 and 2023, the total prepaid inventory balance was $163.0 thousand and $912.0 thousand, respectively. The reserve for obsolete inventory at December 31, 2024 and December 31, 2023, totaled $576.0 thousand and $324.0 thousand, respectively.

Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives ranging from three to forty years. Depreciation is computed by using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Property and equipment is comprised of building, machinery & equipment, computer equipment, leasehold improvements, software, office equipment, vehicles, and furniture & fixtures. Maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and indefinite lived intangible assets are not amortized, but rather are tested for impairment annually as of the 1st day of the fourth quarter of each year or more frequently if indications of potential impairment exist. The Company’s goodwill is recognized in one reporting unit, its consolidated subsidiary, TotalStone.

In evaluating potential goodwill impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company determined that no impairment was required for the periods presented.

Intangible assets with finite lives, consist of a non-compete agreement, amortized over the term of the agreement.

Long-lived Asset Impairments

Long-lived assets and finite lived identifiable intangibles are reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that no impairment was required for the periods presented.

Investment in Non-Marketable Securities

Investments in non-marketable securities without readily determinable fair values by entities that do not exercise significant influence over the investee are recorded at cost, less impairment, plus or minus observable price changes.

Revenue Recognition

Sales are recognized when revenue is realized or becomes realizable and has been earned, net of sales tax. In general, revenue is recognized at a point in time, which is usually upon shipment of the product. Our sales predominantly contain a single delivery element and revenue is recognized at a point in time when ownership, risks and rewards transfer. For 2024 and 2023, there are no estimates of variable consideration represented in revenue.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 Summary of Significant Accounting Policies (cont.)

Shipping and Handling

The Company includes amounts billed to customers related to shipping and handling and shipping and handling expenses in cost of goods sold.

Advertising Costs

Advertising and promotional expenses are expensed in the period incurred unless there are material costs that benefit future periods. The consolidated financial statements currently do not reflect any prepaid advertising expenses. For 2024 and 2023, advertising expenses were $187.0 thousand and $285.0 thousand, respectively.

Research and Development

Research and development costs are expensed as incurred and were not significant in the periods presented.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to the common stockholders of Capstone Holding Corp. by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the years ended December 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2024	December 31, 2023

Stock options	500	976
Warrants	6,322	6,322
Total	44,876	48,354

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023- 07, Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses and other segment items that impact each reported measure of segment income or loss. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance effective for the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose disaggregated information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for public entities for fiscal years beginning after December 15, 2024. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 Summary of Significant Accounting Policies (cont.)

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in expense captions presented on the face of the Consolidated Statement of Operations. This guidance is effective for public entities for fiscal years beginning after December 15, 2026. We are currently reviewing this guidance and its impact on our consolidated financial statements.

Note 3 Related Party Transactions

TotalStone is party to an agreement with a related party, Brookstone Partners IAC (“Brookstone”), the Company’s majority shareholder. Pursuant to this agreement, Brookstone provides annual consulting services totaling $400.0 thousand. The agreement also provides for an additional management fee equal to 5% of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in excess of $4.0 million,  plus a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity. Amounts accrued for such consulting services totaled $351.0 thousand as of December 31, 2024 and 2023. The management fees expensed in 2024 and 2023 were $400.0 thousand and included in selling, general and administrative expenses.

Stream Finance, LLC, which serves as a creditor on TotalStone’s mezzanine term loan of $1.3 million and accrued interest of $249.0 thousand as of December 31, 2024, is managed by Brookstone.

As further disclosed in Note 6, on March 31, 2021 a subsidiary of the Company acquired a minority interest in Diamond Products, LLC (“Diamond”) from an entity affiliated with Brookstone in exchange for a note payable issued to Brookstone by a Company subsidiary.

Note 4 Property and Equipment, Net.

A summary of the Company’s property and equipment is as follows in (“000’s”):

	December 31, 2024	December 31, 2023
Property and Equipment, Net.
Land and buildings	$685	$685
Machinery and equipment	836	856
Computer equipment	255	323
Computer software	476	347
Furniture and fixtures	316	332
Leasehold Improvements	737	749
Total property and equipment	$3,305	$3,292
Accumulated depreciation and amortization	(1,711)	(1,536)
Total property and equipment	$1,594	$1,756

Depreciation and amortization expense on property and equipment for 2024 and 2023 was $282.0 and $241.0 thousand, respectively.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 Goodwill and Other Intangible Assets

As of December 31, 2024 and December 31, 2023, the Company had $23.3 million in goodwill. There were no changes in the recognized goodwill balance during the periods presented.

The following tables summarize the Company’s other intangible assets in (“000’s”):

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	$50	$(40)	$10
Customer lists	231	(231)	—
Other	11	(11)	—
Total definite-lived intangible assets	292	(282)	10
Indefinite-lived intangible assets	—	—	—
Total intangible assets	$292	$(282)	$10

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	$50	$(50)	$—
Customer lists	231	(231)	—
Other	11	(11)	—
Total definite-lived intangible assets	292	(292)	—
Trademark	48	0	48
Indefinite-lived intangible assets	48	—	48
Total intangible assets	$340	$(292)	$48

As of December 31, 2024, the definite-lived intangible assets are fully amortized and there is no future amortization expense.

Note 6 Investment in Non-Marketable Securities

On January 15, 2021, the Capstone acquired a minority interest in a consumer products company, Diamond Products, LLC (“Diamond”), a sexual wellness holding company. The structure of the transaction was as follows: i) Brookstone Acquisition Partners XXI Corporation (“Brookstone XXI”) contributed its approximately 95% equity interest in Diamond, which represented approximately 62% equity ownership on a fully-diluted basis, to Diamond Products Holdings, LLC (“DPH”); ii) The Company formed Capstone Beta LLC (“Beta”) as a wholly-owned subsidiary, and Beta purchased a portion of Brookstone XXI’s interest in DPH; iii) Beta issued a promissory note to Brookstone XXI in the original principal amount of $8.0 million, bearing interest at 1% per annum over a 36 month term, and secured its obligations thereunder by pledging Beta’s interests in DPH; and iv) As additional credit support, Capstone issued a limited payment guaranty to Brookstone XXI in the amount of 10% of the principal amount of Beta’s promissory note. The terms of the promissory note issued by Beta to Brookstone XXI include provisions whereby in the event that the membership interests in Diamond are sold or otherwise disposed of, any proceeds received by Beta are to be utilized to prepay the promissory note to Brookstone XXI and Brookstone XXI’s remaining recourse for the remaining note balance, if any, is limited to the pledged collateral (Beta’s membership interest in DPH) and the $800.0 thousand limited payment guarantee provide by Capstone. DPH was structured to hold one asset, the membership interest in Diamond, and accordingly upon the sale or other disposition of the membership interests in Diamond, the sole recourse of payment by Brookstone XXI is the $800.0 thousand limited payment guarantee. In summary, the intent of Brookstone XXI and the special committee of Capstone’s independent directors entering into this arrangement was to limit Capstone’s downside risk to $800.0 thousand.

The 20% minority investment in DPH represented an effective 19% equity interest in Diamond and approximately 12% on a fully-diluted basis. The Company does not have the ability to exercise significant influence over operating and financial policies of Diamond and DPH.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 Investment in Non-Marketable Securities (cont.)

On November 9, 2023 in connection with a restructuring and recapitalization transaction of Diamond’s operating entities, Diamond and other related party entities affiliated with Brookstone XXI entered into a transaction that sold 100% of the membership interest in Diamond inclusive of Beta’s minority interest in Diamond via its membership interest in DPH to a third party. No cash consideration was received in this transaction. Rather, the primary consideration received by the selling parties was the release of guarantees of senior debt of Diamond operating entities. The third party assumed none of the $8.0 million debt liability and no other consideration was transferred. As a result, the Company’s wrote-off its equity investment in DPH from $8.0 million to zero, and recognized a $7.2 million gain on debt extinguishment from Brookstone XXI’s debt forgiveness which was consistent with the terms of the note agreement that limited Captone’s risk upon sale or disposition of Diamond’s membership interests to the $800.0 thousand limited guaranty provided by Capstone which is the net amount of the loss recognized in the 2023 statement of operations from this transaction. The remaining unsecured debt liability $800.0 thousand plus accrued interest will remain on the Company’s balance sheet with a maturity date of June 30, 2026.

Note 7 Line of Credit

On June 29, 2015, TotalStone established a Revolving Credit Note which has been amended since. Under the terms of the Eleventh Amendment to the Revolving Credit, Term Loan and Security Agreement with Berkshire Bank, executed on October 16, 2024, TotalStone, LLC’s maximum revolving advance amount is $14.0 million for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of the TotalStone “Eligible Accounts Receivable” plus approximately fifty-five (55%) percent of the face amount of the TotalStone, “Finished Goods Inventory” up to a maximum amount of $8.0 million. Interest charged on the unpaid principal amount of the Credit Agreement bears a rate per annum of SOFR plus 2.5% (7.19% and 7.96% at December 31, 2024 and December 31, 2023, respectively). The balance outstanding on the line of credit was $6.3 million and $8.6 million as of December 31, 2024 and December 31, 2023, respectively, with a maturity date of April 30, 2025.

The Company was not in compliance with the financial covenant requirements under the Revolving Credit, Term Loan and Security Agreement with Berkshire Bank (the “Credit Agreement”) as of September 30, 2024. In October 2024, terms of the Credit Agreement were amended that modified the financial covenant requirements to align with the Company’s current forecast. Further, the amended terms provided a waiver for the Company’s compliance of the financial covenants not met through September 2024. Subsequent to September 30, 2024, the Company has remained in compliance with the financial covenant requirements.

Note 8 Debt

As of December 31, 2024, the Company had $8.4 million in long-term debt, with $1.8 million payable within 12 months. A summary of the Company’s long-term debt is as follows in (“000’s”):

	December 31, 2024	December 31, 2023
Long-term Debt
Note payable to BP Peptides, LLC “Brookstone”. The unsecured loan bears interest at 6% per annum, with interest payable quarterly and the as amended maturity date is June 30, 2026.	817	774
Mezzanine term loan to Steam Finance, LLC, collateralized by substantially all of TotalStone’s assets and subordinated to the Bank term notes. Interest is calculated monthy as the Base Rate divided by an Adjustment Factor of 0.75, not to exceed 15% per annum (see further details below), with a maturity date of September 30, 2026. At December 31, 2024 and 2023, $243.0 thousand and $81.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,558	1,309
Seller’s note with Avelina Masonry, LLC, which required monthly payments of $48.0 thousand. The original maturity date was November 13, 2022 but the loan has not been paid in full and is in default. The loan bears interest at one-month SOFR plus 4.5% plus 3.0% default (12.14% and 12.96% at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, $165.0 thousand and $60.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	932	819
Term note agreement with Berkshire Bank, due in 48 consecutive monthly payments of $83.0 thousand. The loan matures on December 1, 2025 and is secured by all assets of TotalStone. Interest is charged at the one- month SOFR plus 3.5% (8.19% and 8.96% at December 31, 2024 and December 31, 2023, respectively).	910	1,910
In December 2022, TotalStone sold its facility in Navarre, Ohio to a nonaffiliated third party for a purchase price of $3.2 million and concurrently entered into a leaseback transaction. The transaction is treated as a failed sale in accordance with U.S. GAAP. The Company therefore recorded a financing liability related to the sale-leaseback in the amount of the sale price. The obligation matures in January 2048 and requires monthly payments of principal and interest. With the sale leaseback, TotalStone signed a lease agreement with a 25-year lease term. The initial annual lease payment of $259.0 thousand increases 2% per annum. The imputed interest rate is 8.10%.	3,174	3,181
Unsecured promissory note with Brookstone plus accrued interest to acquire a minority interest in DPH. Interest accrues at 6% per annum and the maturity date is June 30, 2026. At December 31, 2024 and 2023 $253.0 thousand and $214.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,053	1,010
	8,444	9,003
Less: current portion	(1,855)	(3,612)
Less unamortized loan origination fees	(266)	(277)
Total Long-term debt	$6,323	$5,114

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 Debt (cont.)

Mezzanine Term Loan — Stream Finance, LLC.

Table A			Table B
Level	Adjusted EBITDA of TotalStone (exclusive of Northeast)	Rate	Level	Adjusted EBITDA of TotalStone and Northeast	Rate
I	Greater than $2,500,000	12%	I	Greater than $4,000,000	12%
II	Less than or equal to $2,500,000, but greater than or equal to $2,000,000	10%	II	Less than or equal to $4,000,000, but greater than or equal to $3,500,000	10%
III	Less than $2,000,000	8%	III	Less than $3,500,000	8%

Scheduled maturities of long-term as of December 31, 2024, are as follows:

2025	$1,855
2026	3,447
2027	27
2028	35
2029	44
Thereafter	3,036
Total	$8,444

Note 9 Leases

As of December 31, 2024, the balance of our right-of-use (“ROU”) assets was $2.1 million, net and lease liabilities of $2.2 million, included in current portion, lease liability and lease liability, net of current portion. The maturity of our lease liabilities as of December 31, 2024 is as follows in (“000’s”):

Year	Finance	Operating
2025	$149	$638
2026	102	656
2027	28	602
2028	8	86
2029	—	—
Thereafter	—	—
Total undiscounted Lease Payments	288	1,981
Less: Present value discount	(10)	(84)
Total Lease Liability	$278	$1,897

Lease expense recognized on our leases is as follows in (“000’s”):

	Twelve months Ended December 31, 2024	Twelve months Ended December 31, 2023
Finance leases
Amortization expense	$164	$139
Interest expense	14	11
Operating leases
Straight-line rent expense	779	779
Total lease expense	$957	$929

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Leases (cont.)

The following summarizes additional information related to our leases for 2024 and 2023 in (“000’s”):

	Twelve months ended December 31, 2024		Twelve months ended December 31, 2023
	Finance	Operating	Finance	Operating
Weighted-average remaining lease terms (years)	2.2	3.0	2.8	3.9
Weighted-average discount rate	4.00%	2.95%	3.93%	2.95%
ROU assets obtained in exchange for new lease liabilities	$63	$—	$219	$—

Note 10 TotalStone Preferred Units

The Company owns 100% of TotalStone’s outstanding common voting units and receives certain funding from TotalStone, in exchange for potential benefits to the combined organization from the use of the Company’s Federal Net Operating Loss and other tax benefit carryovers. The existing holders of TotalStone’s common stock received Class B Preferred Units valued at $20.5 million, with a quarterly dividend.

In addition, as part of the merger of the Company and TotalStone, the Mezzanine lender accepted $873.0 thousand as a Special Preferred Unit in lieu of debt. The Special Preferred Unit has a preferential distribution position but does not earn a preferred return.

On March 8, 2023, the Company entered into the Ninth Amendment to the Revolving Credit, term Loan and Security Agreement (the “Ninth Amendment”). The Ninth Amendment permitted a payment of $389.0 thousand to the Special Preferred Unit holders.

Note 11 TotalStone Warrants

In connection with the April 2020 TotalStone transaction, 1,175 warrants to purchase class A common interest in TotalStone were granted to TotalStone management. The warrants have a purchase price of $0.01 per warrant unit and vested in equal annual installments over a three-year period, with March 31, 2023 as the final vesting date. Vested warrants may be exercised through March 31, 2030 subject to continuing employment.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 Stockholders’ Equity

In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At December 31, 2024, no shares remained available to grant under the Plan and all granted shares are fully vested.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company generally estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. No options were granted in 2024 or 2023.

Stock Compensation

There were no stock compensation costs, option grants or stock options exercised in 2024 or 2023. At December 31, 2024, there were no remaining unamortized non-cash stock compensation costs.

As of December 31, 2024 and December 31, 2023, there were approximately 500 and 976 options exercisable and vested at a weighted average exercise price of $163.00 and $21.00, respectively. In addition, Capstone issued a Warrant to Brookstone to purchase up to 6,322 shares of the Capstone’s Common Stock with an exercise price between $10.00 and $30.00 per share, as determined by an independent valuation, through April 1, 2024, and after that date, the lesser of (i) $75.00 per warrant share and (ii) the 10-day average closing price of the Company’s common stock.

Preferred Stock

We have 5,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. As of December 31, 2024, we have no outstanding shares of preferred stock. Our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. If we raise additional funds to continue operations, we may issue preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

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

Under the Benefit Plan, each outstanding share of our common stock has attached one preferred stock purchase right. Each share of our common stock subsequently issued prior to the expiration of the Benefit Plan will likewise have attached one right. Under specified circumstances involving an “ownership change,” as defined in Section 382 of the Internal Revenue Code (“the Code”), the right under the Benefit Plan that attaches to each share of our common stock will entitle the holder thereof to purchase 1/100 of a share of our Series A Preferred Stock for a purchase price of $5.00 (subject to adjustment), and to receive, upon exercise, shares of our common stock having a value equal to two times the exercise price of the right. In May of 2024, The Company and Computershare extended the Benefit Plan through December 31, 2027.

The Benefit Plan was cancelled per the Master Exchange and Other Transaction Agreement executed on March 3, 2025.

Note 13 TotalStone 401(K) Retirement Savings Plan

TotalStone maintains a defined contribution pension plan, which covers all employees electing to participate after completing certain service requirements. Employer contributions are made at the Company’s discretion. Generally, the Company makes safe harbor matching contributions equal to 100% of employee contribution up to 4% of the employee’s Plan Compensation, as defined. Each participant is 100% vested in in their salary deferral and the safe harbor Company’s matching contributions. Other employer discretionary contributions are subject to a graded vesting schedule. Company matching contribution expense in 2024 in 2023 were $159.0 thousand and $196.0 thousand, respectively.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 Income Taxes

The components of deferred income tax assets are as follows as of December 31 (“000’s”):

	2024	2023
Stock Options	$79	$79
Basis Difference in TotalStone	620	463
Basis Difference in Diamond Products	217	247
Interest Expense Limitation	730	425
Federal Credits	3,110	3,866
Federal NOL Carryforward	29,604	29,497
Other	460	460
	34,820	35,037
Less: valuation allowance	(27,642)	(27,440)
Net, deferred income tax assets	$7,178	$7,597

ASC 740 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period-to-period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of $27.6 million and $27.4 million at December 31, 2024 and 2023, respectively. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

The Company has accumulated approximately $141.0 million in federal and $17.0 million in state net operating loss carryforwards (“NOLs”) and approximately $3.9 million of research and development tax credit carryforwards. The federal NOLs generated before 2018 have 20-year carryforward periods with NOLs generated in 2018 and after having no expiration period. Federal NOLs generated in 2018 and after total $3.5 million. The availability of these NOL’s to offset future taxable income could be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code.

The components of the income tax provision (benefit) are as follows in (“000’s”):

	2024	2023
Federal:
Current	$—	$—
Deferred	419	32
	419	32
State and local:
Current	23	202
Deferred	—	—
	23	202
Income tax provision	$442	$234

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 Income Taxes (cont.)

A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows in (“000’s”):

	2024	2023
Income tax provision (benefit) at statutory rate	$(444)	$(753)
State taxes, net of federal benefit	$23	$162
Net change in NOL carryforward, federal credits and valuation allowance	863	817
Other	—	8
Income tax provision recognized	442	234

Note 15 Segment Information

The Company has one operating and reportable segment which consists of the operations of TotalStone. The Company also has corporate-level activity, which is included in Capstone Holding Corp. (“Capstone” or “the Parent”) which consists primarily of board fees and, investor relations, filing, legal, insurance, accounting and consulting expenses and other non-operating income and expenses not identifiable and allocated to TotalStone. The Parent balance sheet information includes cash and cash equivalents, net deferred tax asset, debt and other assets and liabilities which are also not identifiable to the operations of TotalStone.

The Company’s chief executive officer is also the Company’s chief operating decision maker (“CODM”). The Company’s chief operating decision maker evaluates the performance of segments based on operating income (loss). Cost of goods sold and selling, general and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The following tables present financial information regarding the Company’s reportable segment reconciled to the Company’s consolidated totals.

	Twelve Months Ended December 31,
	2024				2023
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$44,876	$—	$—	$44,876	$48,354	$—	$—	$48,354
Cost of goods sold	35,306	—	—	35,306	38,743	—	—	38,743
Gross Profit	9,570	—		9,570	9,611	—	—	9,611
Selling, general and administrative expenses	9,847	611	(240)	10,208	10,765	342	(240)	10,867
(Loss) income from operations	$(277)	$(611)	$240	$(638)	$(1,154)	$(342)	$240	$(1,256)
Loss on investment	—	—	—	—	—	(8,000)	—	(8,000)
Gain on extinguishment of debt	—	—	—	—	—	7,200	—	7,200
Interest expense	(1,410)	(73)	—	(1,483)	(1,562)	(110)	—	(1,672)
Other income (expense) net	—	240	(240)	—	—	383	(240)	143
Loss from operations before taxes	$(1,687)	$(434)	$—	$(2,121)	$(2,716)	$(869)	$—	$(3,585)

Other financial information:
Depreciation & amortization	$517	$—	$—	$517	$461	$—	$—	$461
Capital expenditures	120	—	—	120	208	—	—	208

	As of December 31, 2024				As of December 31, 2023
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Total assets	$40,468	$7,858	$(1,105)	$47,221	$45,281	$7,923	$(503)	$52,701

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 Subsequent Events

On March 7, 2025, the Company closed its Public Offering of 1,250,000 shares of common stock (the “Public Offering Shares”), which were registered under the Rule 424(b) of the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-1 (File No. 333-284105) which was declared effective by the SEC on February 14, 2025. The Public Offering Shares were sold at a public offering price of $4.00 per share, which generated net proceeds of approximately $3,481,802 after deducting underwriting discounts and commissions and other offering expenses.

On March 7, 2025, TotalStone entered into a fifth amended and restated limited liability company agreement to govern its operations and affairs and its relationship with its members, which will only be the Company.

On March 10, 2025, TotalStone paid Brookstone Partners IAC, Inc. $200,000 for financial advisory and related services with respect to Capstone’s capital raising transaction (the “Capstone Capital Raising Transaction”), as agreed upon in the Amendment of Amended and Restated Management Fee Agreement and Transaction Fee Agreement filed herewith as Exhibit 10.18.

TotalStone Equity Interests Transactions in March 2025

Class A TS Warrants to purchase 1,125 TotalStone’s Class A Common Interests were cancelled on the Restructuring Date.

On the Restructuring Date, pursuant to a master exchange agreement (the “Master Exchange Agreement”) entered into by the Company, TotalStone and TotalStone’s Class B and Class C Members, all of TotalStone’s Class B and Class C Preferred Interests were exchanged for 3,782,641 shares of Common Stock that constitute approximately 96% of the shares of Common Stock outstanding on the Restructuring Date, which were allocated to the Class B and Class C Members as set forth in the Master Exchange Agreement. As consideration for the issuance of 3,782,641 shares of Common Stock, the Class B and Class C Members surrendered their existing TotalStone’s membership interests and withdrew from the membership of TotalStone. Following the restructuring, BP Peptides, LLC, the owner of approximately 77.3% of the Company’s shares prior to the restructuring, owns approximately 3% of the Company’s shares. Following the restructuring, the largest holder of the Company’s shares (approximately 64%) will be BPA XIV, LLC. BP Peptides, LLC is jointly controlled by Matthew Lipman, our chief executive officer and a member of our board of directors, and Michael Toporek, the chairman of our board of directors, and BPA XIV, LLC is controlled by Mr. Lipman. On the Restructuring Date, the Class C Member cancelled his Class A TS Warrants, and his right to receive incentive compensation from TotalStone.

In total, on the Restructuring Date, in exchange for TotalStone’s outstanding Class B and Class C preferred interests, 3,782,641 shares of Common Stock were issued pursuant to the restructuring transactions.

The Special Preferred Membership Interests were issued by TotalStone in connection with the restructuring of its mezzanine indebtedness. This indebtedness is documented pursuant to that certain Second Amended and Restated Credit Agreement, dated as of March 8, 2023, with Stream Finance, LLC, as agent, and the lenders from time to time party thereto (as amended, the “Stream Finance Credit Agreement”). The maturity date of the Stream Finance Credit Agreement is September 30, 2026 (the “Stream Finance Maturity Date”). The Special Preferred Membership Interests will be exchanged on the Restructuring Date for loans in an aggregate principal amount of $1,006,377 plus certain amounts for each day after September 30, 2024 until the Restructuring Date. As of December 31, 2024, the interest accrued for 2024 was $137.3 thousand. On March 7, 2025 the Special Preferred Membership Interests were exchange for loans in an aggregate principal of $1,006,377 plus interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE HOLDING CORP.

Dated: March 31, 2025	By:	/s/ Matthew E. Lipman
Matthew E. Lipman
Chief Executive Officer

Dated: March 31, 2025	By:	/s/ Edward Schultz
Edward Schultz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew E. Lipman	Chief Executive Officer and Director	March 31, 2025
Matthew E. Lipman	(Principal Executive Officer)

/s/ Edward Schultz	Chief Financial Officer (Principal	March 31, 2025
Edward Schultz	Financial Officer and Principal Accounting Officer)

/s/ Michael Toporek	Chairman	March 31, 2025
Michael Toporek

/s/ Charles Dana	Director	March 31, 2025
Charles Dana

/s/ John M. Holliman, III	Director	March 31, 2025
John M. Holliman, III

/s/ Gordon Strout	Director	March 31, 2025
Gordon Strout

/s/ Fredric J. Feldman	Director	March 31, 2025
Fredric J. Feldman, Ph.D.

/s/ Elwood D. Howse, Jr.	Director	March 31, 2025
Elwood D. Howse, Jr.