Form 10-Q
period 2025-03-31
Capstone Holding Corp.
filed 2025-05-15
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-41775

Capstone Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

5141 W. 122nd Street Alsip, IL	60803
(Address of principal executive offices)	(Zip Code)

(708) 371-0660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CAPS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2025 was 5,190,251 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$1,744	$11
Accounts receivable, net	4,518	2,762
Inventories	9,783	9,635
Prepaid expenses	420	150
Other current assets	242	242
Total current assets	16,707	12,800
Long-term Assets:
Property and equipment, net	1,529	1,594
Goodwill	23,286	23,286
Other intangible assets	63	48
Right of use assets	3,397	2,068
Deferred tax asset	7,178	7,178
Other long-term assets	48	247
Total long-term assets	35,501	34,421
Total Assets	$52,208	$47,221

LIABILITIES & EQUITY
Current Liabilities:
Accounts payable	$4,383	$3,304
Accrued expenses	747	394
Line of credit	7,738	6,259
Current portion of long-term debt	973	1,855
Current portion, lease liability	816	738
Total current liabilities	14,657	12,550
Long-term liabilities:
Accrued related party management fee	351	351
Long term debt, net of current portion	7,541	6,323
Lease liability, net of current portion	2,687	1,437
Total long-term liabilities	10,579	8,111
Total Liabilities	25,236	20,661
TotalStone, LLC – Class B Preferred Units	—	28,475
TotalStone, LLC – Special Preferred Units	—	1,143
Equity:
Common Stock $0.0005 par value; 50,000,000 and 200,000 shares authorized; 5,190,251 and 157,610 issued as of March 31, 2025 and December 31, 2024, respectively	3	—
Additional paid-in capital	225,504	193,044
Accumulated deficit	(198,535)	(196,102)
Total Equity	26,972	(3,058)
Total Liabilities, TotalStone, LLC. Preferred Units & Equity	$52,208	$47,221

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Sales	$8,165	$9,583
Sales returns and allowances	(266)	(224)
Net sales	7,899	9,359
Cost of goods sold	6,574	7,614
Gross Profit	1,325	1,745
Selling, general and administrative expenses	2,753	2,462
Loss from operations	(1,428)	(717)
Interest expense	(300)	(380)
Net loss before taxes	(1,728)	(1,097)
Income tax expense	—	(16)
Net Loss	(1,728)	(1,113)
Less: Net loss attributable to:
Special preferred units	—	(48)
Class B units preferred return	(705)	(873)
Net loss attributable to Capstone Holding Corp. stockholders	$(2,433)	$(2,034)

Earnings (loss) per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.47)	$(12.91)

Weighted average number of common shares outstanding – basic and diluted	5,190,251	157,610

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except Common Stock Shares)

						TotalStone, LLC
	Common Stock (Shares)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity	Class B Preferred Units	Special Preferred Unit
Balance at January 1, 2025	157,610	$—	$193,044	$(196,102)	$(3,058)	$28,475	$1,143
Net Loss				(1,728)	(1,728)
Accrued Class B Distributions				(705)	(705)	705
Conversion of Class B Preferred Units to Common stock	3,782,641	1	29,180		29,181	(29,180)
Conversion of Special Preferred Units to Debt							(1,143)
Public Offering	1,250,000	2	3,250		3,252
Nectarine Management, LLC. Subscription Agreement			30		30
Balance at March 31, 2025	5,190,251	$3	$225,504	$(198,535)	$26,972	$—	$—

					TotalStone, LLC
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity	Class B Units	Special Preferred Unit
Balance at January 1, 2024	157,610	$193,044	$(190,607)	$2,437	$25,871	$815
Net Loss			(1,113)	(1,113)
Accrued Class B Preferred Units Distributions			(873)	(873)	873
Accrued Special Preferred Units Distributions			(48)	(48)		48
Balance at March 31, 2024	157,610	$193,044	$(192,641)	$403	$26,744	$863

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
OPERATING ACTIVITIES
Net loss	$(1,728)	$(1,113)
Non cash items:
Depreciation and amortization	116	120
Loss on investment	—	—
Gain on extinguishment of debt	—	—
Deferred taxes	—	—
Change in other operating items:
Accounts receivable and other assets	(2,191)	(2,425)
Change in operating leases, net	(14)	—
Accounts payable and other accrued liabilities	1,531	2,176
Cash flows used in by operating activities	(2,286)	(1,242)
INVESTING ACTIVITIES
Purchase of property and equipment, net	—	(100)
Cash flows used in investing activities	—	(100)
FINANCING ACTIVITIES
Payments on financing lease liabilities	(25)	(39)
Financing fees paid	(4)	(4)
Borrowings under line of credit, net	1,479	1,614
Debt payments	(910)	(250)
Deferred IPO Costs	199	—
Funds received from public offering	3,250	—
Cash payment to special preferred equity members	30	—
Cash flows provided by financing activities	4,019	1,321
NET CHANGE IN CASH & CASH EQUIVALENTS	1,733	(21)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11	51
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,744	$30

SUPPLEIMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash flows from finance leases (interest)	$2	$4
Financing cash flows from finance leases (principal portion)	25	39
Operating cash flows from operating leases	199	193
Interest Paid	300	380
Taxes Paid	—	17

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

Note 2 IPO and Restructuring

On March 7, 2025 (the “Restructuring Date”), Capstone closed its Public Offering of 1,250,000 shares of common stock (the “Public Offering Shares”), which were registered under the Rule 424(b) of the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-1 (File No. 333-284105) which was declared effective by the SEC on February 14, 2025. The Public Offering Shares were sold at a public offering price of $4.00 per share, which generated net proceeds of approximately $3,252,000 after deducting underwriting discounts and commissions and other offering expenses.

On March 7, 2025, TotalStone entered into a fifth amended and restated limited liability company agreement to govern its operations and affairs and its relationship with its members, which post restructuring is solely Capstone.

On March 10, 2025, TotalStone paid Brookstone Partners IAC, Inc. $200,000 for financial advisory and related services with respect to Capstone’s capital raising transaction as agreed upon in the Restated Management Fee Agreement and Transaction Fee Agreement executed in March 2025.

Outstanding warrants to purchase 1,125 Class A Common Interests in TotalStone were cancelled on the Restructuring Date.

On the Restructuring Date, pursuant to a master exchange agreement (the “Master Exchange Agreement”) entered into by the Capstone, TotalStone and TotalStone’s Class B and Class C Members, all of TotalStone’s Class B and Class C Preferred Interests were exchanged for 3,782,641 shares of Common Stock that constitute approximately 96% of the shares of Common Stock outstanding on the Restructuring Date, which were allocated to the Class B and Class C Members as set forth in the Master Exchange Agreement. As consideration for the issuance of 3,782,641 shares of Common Stock, the Class B and Class C Members surrendered their existing TotalStone’s membership interests and withdrew from the membership of TotalStone. Following the restructuring, BP Peptides, LLC, the owner of approximately 77.3% of Capstone’s shares prior to the restructuring, owns approximately 3% of Capstone’s shares on a post restructuring basis. Following the restructuring, the largest holder of Capstone’s shares (approximately 64%) will be BPA XIV, LLC. BP Peptides, LLC is jointly controlled by Matthew Lipman, our chief executive officer and a member of our board of directors, and Michael Toporek, the chairman of our board of directors, and BPA XIV, LLC is controlled by Mr. Lipman. On the Restructuring Date, the Class C Member cancelled his Class A TS Warrants, and his right to receive incentive compensation from TotalStone. TotalStone’s Class C Preferred Interests were historically included in TotalStone’s Class B Preferred Interests on the Company’s consolidated balance sheet.

TotalStone’s Special Preferred Membership Interests were exchanged on the Restructuring Date for loans in an aggregate principal amount of $1,006,377 plus interest.

In connection with the Restructuring, Capstone also increased its authorized shares of Common Stock to 50,000,000 shares and increased the authorized shares of preferred stock to 25,000,000 shares.

Note 3 Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompany consolidated financial statements include the accounts of Capstone and its consolidated subsidiaries (collectively, the “Company”). Intercompany accounts and transactions have been eliminated. Prior-year amounts may include instances of changes to prior-year amounts to achieve comparability to the most recent fiscal year.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (“Form 10-Q”). Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.

The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”).  This report should be read in conjunction with our 2024 Form 10-K filed with the SEC on March 31, 2025.

In our opinion, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2025 and its results of operations, cash flows, and changes in stockholders’ deficit for the three months ended March 31, 2025 and 2024.  The results for the three months ending March 31, 2025, are not necessarily indicative of the results expected for any future period or the full year.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s assumptions regarding current events and actions that may impact on the Company in the future, actual results may differ from these estimates and assumptions.

Accounts Receivable

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates expected credit losses for the allowance for expected credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of March 31, 2025 and December 31, 2024, the allowance for doubtful accounts totaled approximately $104.0 thousand.

Note 3 Summary of Significant Accounting Policies (cont.)

Inventories

Inventories consisting of finished goods are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories also include deposits placed on inventory purchases for shipments not yet received. Significant prepaid inventory may be located overseas. At March 31, 2025 and December 31, 2024, the total prepaid inventory balance was $104.0 thousand and $163.0 thousand, respectively. The reserve for obsolete inventory at March 31, 2025 and December 31, 2024, totaled $576.0 thousand.

Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives ranging from three to forty years. Depreciation is computed by using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Property and equipment is comprised of building, machinery & equipment, computer equipment, leasehold improvements, software, office equipment, vehicles, and furniture & fixtures. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense on property and equipment for three months ended March 31, 2025 and 2024 was $65.0 and $68.0 thousand, respectively

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and indefinite lived intangible assets are not amortized but rather are tested for impairment annually as of the 1st day of the fourth quarter of each year or more frequently if indications of potential impairment exist. The Company’s goodwill is recognized in one reporting unit, its consolidated subsidiary, TotalStone.

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

Intangible assets with finite lives, consist of a distribution agreement, amortized over the term of the agreement.

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

Revenue Recognition

Sales are recognized when revenue is realized or becomes realizable and has been earned, net of sales tax. In general, revenue is recognized at a point in time, which is usually upon shipment of the product. Our sales predominantly contain a single delivery element and revenue is recognized at a point in time when ownership, risks and rewards transfer. For the three months ended March 31, 2025 and 2024, there are no estimates of variable consideration represented in revenue.

Note 3 Summary of Significant Accounting Policies (cont.)

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

For the three months ended March 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2025	March 31, 2024

Stock options	450	900
Warrants	6,322	6,322
Total	44,876	48,354

Recent Accounting Pronouncements

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

Note 3 Summary of Significant Accounting Policies (cont.)

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

Note 4 Liquidity and Uncertainties

The Company has recognized operating losses and net losses on a year-to-date basis in 2025 and for the years ended December 31, 2024 and 2023. Although losses have been recognized, the Company recognized positive operating cash flows for the years ended December 31, 2024 and 2023. Operating results and cash flows fluctuate based on seasonality with the first quarter typically a slower period in our calendar year. Working capital as of March 31, 2025 is $2.1 million. The Company currently believes that it will have sufficient working capital to operate for a period of at least one year from the issuance date of the March 31, 2025 interim consolidated financial statements based on future expected results.

The Company primarily funds operations through cash provided from operations and available capacity under our ABL Facility (“Revolver”). In 2024 the Company was not in compliance with certain of the Revolver’s financial covenants which have been waived by our lender. As of March 31, 2025, the Company was not in compliance with the Revolver’s financial covenant which has not been waived as of issuance date of these interim consolidated financial statements. In April 2025, the Company executed an amendment to the Revolver that extended the maturity date from April 2025 through June 2025. The Company and the lender are working on a longer-term extension to the Revolver and future financial covenants that the Company anticipates executing in June 2025. The Company believes the Revolver will continue to be available and the longer-term extension will be executed with financial covenants aligned to the Company’s anticipated future results.

Forecasted future results, the longer-term extension of the Revolver and future compliance with financial covenants are subject to risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations.

As more fully described in Item 5 of this Quarterly Report, on May 14, 2025, the Company entered into a common stock purchase agreement and a registration rights agreement with an accredited investor (the “Equity Line Investor”). Under the terms and subject to the conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, and the Equity Line Investor is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of the Company’s common stock (the “Equity Line Securities”) and (b) the Exchange Cap (as defined in the Purchase Agreement).

Note 5 Related Party Transactions

TotalStone is party to an agreement with a related party, Brookstone Partners IAC (“Brookstone”), the Company’s majority shareholder. Pursuant to this agreement, Brookstone provides annual consulting services totaling $400.0 thousand. The agreement also provides for an additional management fee equal to 5% of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in excess of $4.0 million,  plus a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity. Amounts accrued for such consulting services totaled $351.0 thousand as of March 31, 2025 and December 31, 2024. The management fees expensed for the three months ended March 31, 2025 and 2024 were $100.0 thousand and included in selling, general and administrative expenses.

Stream Finance, LLC, which serves as a creditor on TotalStone’s mezzanine term loan of $2.4 million and accrued interest of $302.0 thousand as of March 31, 2025, is managed by Brookstone.

On March 10, 2025, TotalStone paid Brookstone Partners IAC, Inc. $200,000 for financial advisory and related services with respect to Capstone’s capital raising transaction (the “Capstone Capital Raising Transaction”).

Note 6 Line of Credit

TotalStone has a Revolving Credit Note (“Revolver”) available and outstanding pursuant to a Revolving Credit, Term Loan and Security Agreement, as amended, with Berkshire Bank. TotalStone’s maximum revolving advance amount is $14.0 million for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of the TotalStone “Eligible Accounts Receivable” plus approximately fifty-five (55%) percent of the face amount of the TotalStone, “Finished Goods Inventory” up to a maximum amount of $8.0 million. Interest charged on the unpaid principal amount of the Credit Agreement bears a rate per annum of SOFR plus 2.5% (6.94% and 7.19% at March 31, 2025 and December 31, 2024, respectively). The balance outstanding on the line of credit was $7.7 million and $6.3 million as of March 31, 2025 and December 31, 2024, respectively, with a maturity date of June 30, 2025.

Note 7 Debt

As of March 31, 2025, the Company had $8.8 million in long-term debt, with $973.0 thousand payable within 12 months. A summary of the Company’s long-term debt is as follows in (“000’s”):

	March 31, 2025	December 31, 2024
Long-term Debt
Note payable to BP Peptides, LLC “Brookstone”. The unsecured loan bears interest at 6% per annum, with interest earned quarterly and the amended maturity date is June 30, 2026. As of March 31, 2025 and December 31, 2024, the balance includes $27.0 thousand and $17.0 thousand of accrued interest, respectively.	$827	$817
Mezzanine term loan to Steam Finance, LLC, collateralized by substantially all of TotalStone’s assets and subordinated to the Bank term notes. Interest accrues at 14% per annum, with 2% paid in kind, and a maturity date of September 30, 2026. On March 7, 2025, TotalStone’s Special Preferred Membership Interests were converted to term debt in the aggregate principal amount of $1,143,646 and is included in this amount. At March 31, 2025 and December 31, 2024, $299.0 thousand and $243.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	2,754	1,558
Seller’s note with Avelina Masonry, LLC, which required monthly payments of $48.0 thousand. The original maturity date was November 13, 2022 but the loan has not been paid in full and is in default. The loan bears interest at one-month SOFR plus 4.5% plus 3.0% default (11.94% and 12.14% at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, $193.0 thousand and $165.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	960	932
Term note agreement with Berkshire Bank, due in 48 consecutive monthly payments of $83.0 thousand. The term note was paid in full on March 10, 2025. The loan was secured by all assets of TotalStone. Interest was charged at the one- month SOFR plus 3.5% (8.19% at December 31, 2024).	—	910
In December 2022, TotalStone sold its facility in Navarre, Ohio to a nonaffiliated third party for a purchase price of $3.2 million and concurrently entered into a leaseback transaction. The transaction is treated as a failed sale in accordance with U.S. GAAP. The Company therefore recorded a financing liability related to the sale-leaseback in the amount of the sale price. The obligation matures in January 2048 and requires monthly payments of principal and interest. With the sale leaseback, TotalStone signed a lease agreement with a 25-year lease term. The initial annual lease payment of $259.0 thousand increases 2% per annum. The imputed interest rate is 8.10%.	3,171	3,174
Unsecured promissory note with Brookstone plus accrued interest to acquire a minority interest in DPH. Interest accrues at 6% per annum and the maturity date is June 30, 2026. At March 31, 2025 and December 31, 2024 $265.0 thousand and $253.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,065	1,053
	8,777	8,444
Less: current portion	(973)	(1,855)
Less unamortized loan origination fees	(263)	(266)
Total Long-term debt	$7,541	$6,323

Note 7 Debt (cont.)

Scheduled maturities of long-term as of March 31, 2025, are as follows:

2025	$973
2026	4,666
2027	27
2028	35
2029	44
Thereafter	3,032
Total	$8,777

Note 8 Leases

As of March 31, 2025, the balance of our right-of-use (“ROU”) assets was $3.4 million, net and lease liabilities were $3.5 million, included in current portion, lease liability and lease liability, net of current portion. The maturity of our lease liabilities as of March 31, 2025 is as follows in (“000’s”):

Year	Finance	Operating
2025	$168	$808
2026	141	826
2027	84	665
2028	3	187
2029	—	168
Thereafter	—	823
Total undiscounted Lease Payments	396	3,477
Less: Present value discount	(16)	(353)
Total Lease Liability	$380	$3,123

Lease expense recognized on our leases is as follows in (“000’s”):

	Three months Ended March 31, 2025	Three months Ended March 31, 2024
Finance leases
Amortization expense	$31	$42
Interest expense	3	4
Operating leases
Straight-line rent expense	198	195
Total lease expense	$232	$241

The following summarizes additional information related to our leases for 2025 and 2024 in (“000’s”):

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Finance	Operating	Finance	Operating
Weighted-average remaining lease terms (years)	2.5	5.8	2.8	3.6
Weighted-average discount rate	3.52%	3.45%	4.00%	2.95%
ROU assets obtained in exchange for new lease liabilities	$180	$1,395	$63	$—

Note 9 Stockholders’ Equity

Prior to 2025, Capstone had no outstanding shares of preferred stock.

Series B Preferred Stock:

In connection with the IPO and Restructuring. Capstone filed with the Delaware Secretary of State to designate two million shares of the Company’s authorized preferred stock as Series B Preferred Stock (“Series B Preferred Stock”), no par value.

In February 2025, Nectarine Management, LLC, an entity controlled by Michael Toporek, purchased 985,063 shares of Series B Preferred Stock for a purchase price of $30,000.

The holders of shares of Series B Preferred Stock (“Series B Preferred Stockholders”) have the right to vote, together with the holders of all the outstanding shares of Common Stock on all matters on which holders of Common Stock have the right to vote. The holders of shares of Series B Preferred Stock have the right to cast one vote for each share of Series B Preferred Stock held by them.

Series B Preferred Stock is convertible into Common Stock at the holder’s option any time after the two-year anniversary of the Company’s February 2025 initial public offering, provided the Common Stock’s closing price meets or exceeds $40 per share on the date of conversion. The number of shares of Common Stock issuable upon conversion of each share of Series B Preferred Stock is based on a specified formula as set forth in the Series B Certificate of Designation.

The Series B Preferred Stockholders have certain protective rights. Until less than 50% of the originally issued Series B Preferred Stock remains outstanding, holders of at least 50% of such shares may appoint two directors to the Board. Additionally, until less than 20% of shares of Series B Preferred Stock remains outstanding, the Company cannot take certain actions without the approval of at least 50% of the outstanding Series B Preferred Stock, including amending governing documents, altering the Board size, issuing or modifying Series B Preferred Stock, engaging in mergers, consolidations, or asset sales (except in the ordinary course), repurchasing shares (except under employment agreements), adopting equity incentive plans exceeding 10% of outstanding Common Stock, issuing additional shares (except under an approved plan), acquiring other entities, or incurring new indebtedness beyond refinancing existing debt.

Note 10 Segment Information

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

The following tables present financial information regarding the Company’s reportable segment reconciled to the Company’s consolidated totals.

	Three Months Ended March 31,
	2025				2024
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$7,899	$—	$—	$7,899	$9,359	$—	$—	$9,359
Cost of goods sold	6,574	—	—	6,574	7,614	—	—	7,614
Gross Profit	1,325	—		1,325	1,745	—	—	1,745
Selling, general and administrative expenses	2,398	564	(210)	2,752	2,436	85	(60)	2,461
(Loss) income from operations	$(1,074)	$(564)	$210	$(1,428)	$(691)	$(85)	$60	$(716)
Interest expense	(278)	(22)	—	(300)	(363)	(17)	—	(380)
Other income (expense) net	150	60	(210)	—	—	60	(60)	—
Loss from operations before taxes	$(1,202)	$(526)	$—	$(1,728)	$(1,054)	$(42)	$—	$(1,097)

Other financial information:
Depreciation & amortization	$116	$—	$—	$116	$120	$—	$—	$120
Capital expenditures	—	—	—	—	208	—	—	208

	As of March 31, 2025				As of December 31, 2024
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Total assets	$42,753	$10,006	$(552)	$52,207	$40,468	$7,858	$(1,105)	$47,221

Note 11 Subsequent Events

As more fully described in Item 5 of this Quarterly Report, on May 14, 2025, the Company entered into a common stock purchase agreement and a registration rights agreement with an accredited investor (the “Equity Line Investor”). Under the terms and subject to the conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, and the Equity Line Investor is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of the Company’s common stock (the “Equity Line Securities”) and (b) the Exchange Cap (as defined in the Purchase Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q under the caption “Part II. Item 1A. Risk Factors”. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our 2024 Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise the terms the “Company”, “we”, “us” and “our” refer to the business and operations of Capstone Holding Corp and its operating subsidiary, TotalStone, LLC (dba Instone).

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

Capstone Holding Corp., formerly known as Capstone Therapeutics Corp. and OrthoLogic Corp., incorporated in Delaware in 1987 as a domestic corporation, is the parent entity of TotalStone, LLC (dba Instone). Instone has a building products distribution network that services 31 US states (with such states having over 60% of American households). Our over 400 active customers are primarily masonry, building materials and landscape dealers.

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

Recent Developments

On March 7, 2025, the Company closed its public offering (the “March 2025 Public Offering”) of 1,250,000 shares of common stock (the “Public Offering Shares”), which were registered under the Rule 424(b) of the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-1 (File No. 333-284105) which was declared effective by the SEC on February 14, 2025. The Public Offering Shares were sold at a public offering price of $4.00 per share, which generated net proceeds of approximately $3,250,000 after deducting underwriting discounts and commissions and other offering expenses.

In addition to its March 2025 Public Offering, the Company also executed various debt and equity restructuring transactions in the quarter ended March 31, 2025 that are described in Note 2 to the consolidated financial statements included in this Quarterly Report.

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

Other Income and Expenses

Other income and expenses consist primarily of interest expenses on our line of credit and debt.

Results of Operations

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the three months ended March 31, 2025 and 2024 in thousands:

Results of Operations Comparing Three Months Ended March 31, 2025 to 2024.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Net Sales	$7,899	$9,359	$(1,460)	(16)%
Cost of goods sold	6,574	7,614	(1,040)	(14)%
Gross profit	1,325	1,745	(420)	(24)%

Operating expenses:
Selling, General and administrative	2,753	2,462	291	12%
Loss income from operations	(1,428)	(717)	(711)	(99)%
Interest and other expense, net	(300)	(380)	80	21%
Income tax expense	—	(16)	16	100%
Net loss	$(1,728)	$(1,113)	$(615)	(55)%

Sales

Sales were $7.9 million for the three months ended March 31, 2025 compared to $9.4 million for the three months ended March 31, 2024. Revenue decreased between the three months ended March 31, 2025 and 2024 by $1.5 million.

The first quarter of 2025 was slower due to challenging economic conditions attributable to trade policies, interest rates, concerns about inflation as well as colder winter temperatures experienced when compared to prior year.

The majority of decline was driven by lower volumes in our veneer products resulting in $1.3 million in lower revenues.

We continue to evaluate the potential impact of tariffs and have successfully transitioned the sourcing of higher volume products from China to other parts of the world. We believe the actions taken will minimize the impact of tariffs on our customers and end users.

Cost of goods sold

Cost of goods sold decreased by $1.0 million, or 14%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The decrease in cost of goods sold was driven primarily by lower volumes and higher fixed freight costs. We experienced lower volumes on our veneer products with a slight increase in volume on our landscape products.

Gross profit margin decreased from 18.6% for the three months ended March 31, 2024 to 16.8% for the three months ended March 31, 2025. The decrease in gross profit margin was primarily driven by lower volumes and higher fixed freight costs.

Selling general and administrative expenses

Selling general and administrative expenses increased by $291.0 thousand, or 12.0%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase results primarily from an increase in investor relations of $172.0 thousand and audit and legal fees of $111.0 thousand.

Interest and other expense

Other expenses, net, decreased by $80.0 thousand, or 21%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease consists of lower interest expense of $80.0 thousand, largely attributed to our revolving line of credit.

Income Tax Expense

Income tax expense decreased by $16.0 thousand or 100% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease is largely attributed to financial performance.

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

The following table is a summary of TotalStone’s operating results through operating income (loss) reconciled to the Company’s consolidated totals with the inclusion of Parent and eliminating amounts:

	Three Months Ended March 31,
	2025				2024
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$7,899	$—	$—	$7,899	$9,359	$—	$—	$9,359
Cost of goods sold	6,574	—	—	6,574	7,614	—	—	7,614
Gross Profit	1,325	—	—	1,325	1,745	—	—	1,745
Selling, general and administrative expenses	2,398	564	(210)	2,752	2,436	85	(60)	2,461
(Loss) income from operations	$(1,074)	$(564)	$210	$(1,428)	$(691)	$(85)	$60	$(716)

Other financial information:
Depreciation & amortization included in SG&A expenses	$116	$—	$—	$116	$120	$—	$—	$120

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

Liquidity and Capital Resources

Working capital was $2.1 million as of March 31, 2025, an increase of $1.9 million as compared to $250.0 thousand as of December 31, 2024. The increase in working capital is primarily attributable to an increase in accounts receivable and cash and a reduction in the current portion of long-term debt; offset by an increase in accounts payable and our revolving line of credit.

The Company primarily funds our operations through cash provided from operations of our building products distribution network and available capacity under our ABL Facility (“Revolver”). Our operating cash flows fluctuate based on seasonality with the first quarter typically a slower period in our calendar year resulting in negative operating cash flows from the building of accounts receivables and inventory levels. During the second half of the year we generate positive operating cash flows as we bring down accounts receivables and inventory levels from seasonal high periods and pay down our Revolver.

In 2024 the Company was not in compliance with certain of the Revolver’s financial covenants which have been waived by our lender. As of March 31, 2025, the Company was not in compliance with the Revolver’s financial covenant which has not been waived as of the issuance date of these interim consolidated financial statements. In April 2025, the Company executed an amendment to the Revolver that extended the maturity date from April 2025 to June 2025. The Company and the lender are working on a longer-term extension to the Revolver and future financial covenants that the Company anticipates executing in June 2025. The Company believes the Revolver will continue to be available and the longer-term extension will be executed with financial covenants aligned to the Company’s anticipated future results.

The liquidity of the Company is largely dependent on our ability to borrow funds on our Revolver. The longer-term extension of the Revolver and future compliance with financial covenants are subject to risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations. The Company currently believes that it will have sufficient working capital to operate for a period of at least one year from the issuance date of the March 31,2025 interim consolidated financial statements based on future expected results. Future acquisitions may be financed through other forms of financing that will depend on existing conditions

Seasonality

The Company historically experiences higher sales during our second and third quarters due to the favorable weather in the Midwestern and Northeastern United States for new construction and remodeling.

Summary of Cash Flows

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash used in operating activities	$(2,286)	$(1,242)
Net cash used in investing activities	—	(100)
Net cash provided by financing activities	4,019	1,321
Net increase (decrease) in cash	$1,733	$(21)

Cash Flows from Operating Activities

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2025, primarily resulting from our net loss of $1.7 million and 674.0 thousand used in changes in our non-cash working and non-cash expenses.

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2024, primarily resulting from our net loss of $1.1 million.

Cash Flows from Investing Activities

There were no cash flows used in investing activities for three months ended March 31, 2025 compared to $100.0 thousand for the three months ended March 31, 2024. These cash outflows were related to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2025. The cash inflow was a result of funds received from our public offering of $3.3 million and a net increase in our line of credit of $1.5 million, offset by the repayment of term debt of $910.0 thousand. Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2024. The cash inflow was a result of a $1.6 million net increase in our line of credit, offset primarily by the repayment of term debt of $250.0 thousand.

Funding Requirements

We currently expect to use some of the net proceeds of our March 2025 Public Offering primarily for organic growth, by expanding the breadth of our distribution network by both geography and new products, and inorganic growth via rapid acquisition program of building products distributors and manufacturers whose distribution core can be fortified to expand their footprint.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, have not materially changed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting.

Due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (1) a lack of segregation of duties, since we have a limited administrative staff, and (2) lack of internal controls structure review.

Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. All responsibility for accounting entries and the creation of financial statements has historically been held primarily by a single person, though the Company engages multiple accounting consultants for accounting, tax and audit support. To remedy this situation, we need to hire additional staff or financial consultant support. Subsequent to March 31, 2025, the Company hired a controller.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A: RISK FACTORS

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the three months ended March 31, 2025.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement.

On May 14, 2025, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with an accredited investor (the “Equity Line Investor”). Under the terms and subject to the conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, and the Equity Line Investor is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of the Company’s common stock (the “Equity Line Securities”) and (b) the Exchange Cap (as defined in the Purchase Agreement) (the “Equity Line Financing”).

The shares of common stock to be issued by the Company and purchased by the Equity Line Investor will be sold at a purchase price equal to 97% of the lowest daily volume-weighted average price of the common stock on the Nasdaq Capital Market during the three consecutive trading days immediately following the trading date on which a valid purchase notice is delivered to the Equity Line Investor by the Company.

Consistent with certain applicable Nasdaq rules, the Company may not issue to the Equity Line Investor more than 1,038,050 shares of its common stock (the “Exchange Cap”) under the Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company’s common stock issued and outstanding immediately prior to the execution of the Purchase Agreement, unless the Company obtains stockholder approval to issue shares of its common stock in excess of such limit in accordance with applicable rules of Nasdaq.

Moreover, the Company may not issue or sell any shares of common stock to the Equity Line Investor which, when aggregated with all other shares of common stock then beneficially owned by the Equity Line Investor and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 promulgated thereunder), would result in the Equity Line Investor beneficially owning more than 4.99% of the issued and outstanding shares of common stock, unless such limit is increased or waived by the Equity Line Investor.

As consideration for the Equity Line Investor’s irrevocable commitment to purchase shares of common stock, upon execution of the Purchase Agreement, the Company became obligated to issue to the Equity Line Investor a number of shares of common stock equal to $400,000 divided by the lower of (i) the Nasdaq official closing price on the trading day immediately prior to the Company’s initial filing of the registration statement, or (ii) the average Nasdaq official closing price over the five consecutive trading days ending on the day immediately prior to such filing (the “Commitment Shares”). The Commitment Shares are to be issued following the effective date of the registration statement. In certain circumstances, the Company may become obligated to pay to the Equity Line Investor a cash fee equal to $400,000 in lieu of issuing such shares of common stock, under the terms and subject to the conditions described in the Purchase Agreement.

The Purchase Agreement provides customary representations, warranties, and covenants of the Company and the Equity Line Investor.

Pursuant to the Registration Rights Agreement, the Company agreed to file a resale registration statement covering the resale of the Equity Line Securities with the Securities and Exchange Commission (the “SEC”) within 30 calendar days after the date of the Registration Rights Agreement (the “Filing Deadline”), and to use commercially reasonable efforts to cause such resale registration statement to be declared effective by the SEC as soon as reasonably practicable following the filing thereof, no later than (i) with respect to the initial registration statement, the earlier of (A) the seventy-fifth (75th) calendar day after the earlier of (1) the date on which the initial registrations statement is filed and (2) the Filing Deadline, if such registration statement is subject to review by the SEC, and (B) the thirtieth (30th) calendar day after the earlier of (1) the date on which the initial registration statement is filed and (2) the Filing Deadline, if the Company is notified by the SEC that such registration statement will not be reviewed; and (ii) with respect to any subsequent registration statements that may be required to be filed by the Company, the earlier of (A) the sixtieth (60th) calendar day following the date on which the Company was required to file such additional registration statement, if such registration statement is subject to review by the SEC, and (B) the thirtieth (30th) calendar day following the date on which the Company was required to file such subsequent registration statement, if the Company is notified by the SEC that such registration statement will not be reviewed.

The foregoing descriptions of the Purchase Agreement and Registration Rights Agreement are qualified in its entirety by reference to the Purchase Agreement and the Registration Rights Agreement, forms of which are filed as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

Insider trading arrangements and policies.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1*	Form of Common Stock Purchase Agreement
10.2*	Form of Registration Rights Agreement
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE HOLDING CORP.
Date: May 15, 2025
	By:	/s/ Matthew E. Lipman
Matthew E. Lipman
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	/s/ Edward Schultz
Edward Schultz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)