Form 10-Q
period 2025-06-30
Capstone Holding Corp.
filed 2025-08-15
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2025 was 5,581,205 shares.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$773	$11
Accounts receivable, net	5,487	2,762
Inventories	9,590	9,635
Prepaid expenses	439	150
Other current assets	242	242
Total current assets	16,531	12,800
Long-term Assets:
Property and equipment, net	1,466	1,594
Goodwill	23,286	23,286
Other intangible assets	61	48
Right of use assets	3,185	2,068
Deferred tax asset	7,178	7,178
Other long-term assets	178	247
Total long-term assets	35,354	34,421
Total Assets	$51,885	$47,221

LIABILITIES & EQUITY
Current Liabilities:
Accounts payable	$3,599	$3,304
Accrued expenses	923	394
Line of credit	8,713	6,259
Current portion of long-term debt	2,910	1,855
Current portion, lease liability	826	738
Total current liabilities	16,971	12,550
Long-term liabilities:
Accrued related party management fee	351	351
Long term debt, net of current portion	5,827	6,323
Lease liability, net of current portion	2,462	1,437
Total long-term liabilities	8,640	8,111
Total Liabilities	25,611	20,661
TotalStone, LLC – Class B Preferred Units	—	28,475
TotalStone, LLC – Special Preferred Units	—	1,143
Equity:
Series B Preferred Stock, no par value; 2,000,000 shares authorized; 985,063 issued as of June 30, 2025. No shares were authorized or issued as of December 31, 2024.	30	—
Common Stock $0.0005 par value; 50,000,000 and 200,000 shares authorized; 5,406,305 and 157,610 issued as of June 30, 2025 and December 31, 2024, respectively.	3	—
Additional paid-in capital	225,476	193,044
Accumulated deficit	(199,235)	(196,102)
Total Equity	26,274	(3,058)
Total Liabilities, TotalStone, LLC. Preferred Units & Equity	$51,885	$47,221

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$13,193	$13,151	$21,358	$22,734
Sales returns and allowances	(341)	(265)	(607)	(489)
Net sales	12,852	12,886	20,751	22,245
Cost of goods sold	9,722	10,122	16,296	17,737
Gross Profit	3,130	2,764	4,455	4,508
Selling, general and administrative expenses	3,390	2,750	6,143	5,211
Income (loss) from operations	(260)	14	(1,688)	(703)
Interest expense	(440)	(394)	(740)	(774)
Net loss before taxes	(700)	(380)	(2,428)	(1,477)
Income tax expense	—	(1)	—	(17)
Net Loss	(700)	(381)	(2,428)	(1,494)
Less: Net loss attributable to:
Special preferred units	—	(44)	—	(92)
Class B units preferred return	—	(903)	(705)	(1,776)
Net loss attributable to Capstone Holding Corp. stockholders	$(700)	$(1,328)	(3,133)	$(3,362)

Earnings (loss) per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.13)	$(8.43)	$(0.58)	$(21.33)

Weighted average number of common shares outstanding – basic and diluted	5,406,305	157,610	5,406,305	157,610

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except Common Stock Shares)

						Retained		TotalStone, LLC
	Common Stock (Shares)	Common Stock	Series B (Shares)	Series B Preferred Stock	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Total Equity	Class B Preferred Units	Special Preferred Unit
Balance at January 1, 2025	157,610	$—	—	$—	$193,044	$(196,102)	$(3,058)	$28,475	$1,143
Net Loss	—	—	—	—	—	(1,728)	(1,728)	—	—
Accrued Class B Distributions	—	—	—	—	—	(705)	(705)	705	—
Conversion of Class B Preferred Units to Common stock	3,782,641	1	—	—	29,180	—	29,181	(29,180)	—
Conversion of Special Preferred Units to Debt	—	—	—	—	—	—	—	—	(1,143)
Public Offering	1,250,000	2	—	—	3,250	—	3,252	—	—
Nectarine Management, LLC. Subscription Agreement	—	—	985,063	30	—	—	30	—	—
Balance at March 31, 2025	5,190,251	$3	985,063	30	$225,474	$(198,535)	$26,972	$—	$—
Net Loss	—	—	—	—	—	(700)	(700)	—	—
Issuance of commitment shares pursuant to equity line of credit	215,054	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to equity line of credit	1,000	—	—	—	2	—	2	—	—
Balance at June 30, 2025	5,406,305	3	985,063	30	225,476	(199,235)	26,274	$—	$—

			Retained		TotalStone, LLC
	Common Stock	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Total Equity	Class B Preferred Units	Special Preferred Unit
Balance at January 1, 2024	157,610	$193,044	$(190,607)	$2,437	$25,871	$815
Net Loss	—	—	(1,113)	(1,113)	—	—
Accrued Class B Preferred Units Distributions	—	—	(873)	(873)	873	—
Accrued Special Preferred Units Distributions	—	—	(48)	(48)	—	48
Balance at March 31, 2024	157,610	$193,044	$(192,641)	$403	$26,744	$863
Net Loss	—	—	(381)	(381)	—	—
Accrued Class B Preferred Units Distributions	—	—	(903)	(903)	903	—
Accrued Special Preferred Units Distributions	—	—	(44)	(44)	—	44
Balance at June 30, 2024	157,610	$193,044	$(193,969)	$(925)	$27,647	$907

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
OPERATING ACTIVITIES
Net loss	$(2,428)	$(1,494)
Non cash items:
Depreciation and amortization	230	242
Change in other operating items:
Accounts receivable and other assets	(2,988)	(1,739)
Change in operating leases, net	(25)	—
Accounts payable and other accrued liabilities	1,219	1,856
Cash flows used in operating activities	(3,992)	(1,135)
INVESTING ACTIVITIES
Purchase of property and equipment, net	(2)	(121)
Cash flows used in investing activities	(2)	(121)
FINANCING ACTIVITIES
Payments on financing lease liabilities	(64)	(80)
Financing fees paid	(6)	(6)
Borrowings under line of credit, net	2,454	1,791
Debt payments	(910)	(500)
Proceeds from IPO and stock issuances	5,032	—
Cash paid for IPO and stock issuance costs	(1,750)	—
Cash flows provided by financing activities	4,756	1,205
NET CHANGE IN CASH & CASH EQUIVALENTS	762	(51)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11	51
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$773	$—

SUPPLEIMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash flows from finance leases (interest)	$5	$8
Financing cash flows from finance leases (principal portion)	64	80
Operating cash flows from operating leases	399	387
Interest Paid	740	774
Taxes Paid	—	17

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

In our opinion, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2025 and its results of operations, cash flows, and changes in stockholders’ deficit for the three and six months ended June 30, 2025 and 2024.  The results for the three and six months ending June 30, 2025, are not necessarily indicative of the results expected for any future period or the full year.

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

Accounts Receivable

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates expected credit losses for the allowance for expected credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of June 30, 2025 and December 31, 2024, the allowance for doubtful accounts totaled approximately $104.0 thousand.

Note 3 Summary of Significant Accounting Policies (cont.)

Inventories

Inventories consisting of finished goods are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories also include deposits placed on inventory purchases for shipments not yet received. Significant prepaid inventory may be located overseas. At June 30, 2025 and December 31, 2024, the total prepaid inventory balance was $290.0 thousand and $163.0 thousand, respectively. The reserve for obsolete inventory at June 30, 2025 and December 31, 2024, totaled $596.0 and $576.0 thousand, respectively.

Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives ranging from three to forty years. Depreciation is computed by using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Property and equipment is comprised of building, machinery & equipment, computer equipment, leasehold improvements, software, office equipment, vehicles, and furniture & fixtures. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2025 and 2024 were $65.0 and $71.0 thousand and $130.0 and $139.0 thousand, respectively.

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

Revenue Recognition

Sales are recognized when revenue is realized or becomes realizable and has been earned, net of sales tax. In general, revenue is recognized at a point in time, which is usually upon shipment of the product. Our sales predominantly contain a single delivery element and revenue is recognized at a point in time when ownership, risks and rewards transfer. For the six months ended June 30, 2025 and 2024, there are no estimates of variable consideration represented in revenue.

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

For the six months ended June 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2025	June 30, 2024

Stock options	150	900
Warrants	6,322	6,322
Total	43,146	48,146

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

Note 4 Liquidity and Uncertainties

The Company has recognized operating losses and net losses on a year-to-date basis in 2025 and for the years ended December 31, 2024 and 2023. Although losses have been recognized, the Company recognized positive operating cash flows for the years ended December 31, 2024 and 2023. Operating results and cash flows fluctuate based on seasonality with the first and fourth quarter typically slower periods in our calendar year. Working capital as of June 30, 2025 excluding the current portion of long-term debt is $2.5 million. Our long-term debt classified as current liabilities in our balance sheet as of June 30, 2025 based on contractual maturity dates includes $1.9 million payable to Brookstone (notes payable to shareholder) and $989.0 thousand related to the seller note with Avelina Masonry. The maturity date of notes payable to Brookstone have historically been extended and subject to liquidity may be extended in future periods. The seller note is subordinated to our line of credit agreement and payments on that note are restricted while the line of credit is outstanding.

The Company primarily funds operations through cash provided from operations and available capacity under our ABL Facility (“Revolver”). In 2024 the Company was not in compliance with certain of the Revolver’s financial covenants which have been waived by our lender. As of June 30, 2025, the Company was in compliance with the Revolver’s financial covenants. In June 2025, the Company executed an amendment to the Revolver that extended the maturity date from June 2025 through December 2025. The Company believes the Revolver will continue to be available and the longer-term extension will be executed with financial covenants aligned to the Company’s anticipated future results.

Forecasted future results, the longer-term extension of the Revolver and future compliance with financial covenants are subject to risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations.

As more fully described in Note 9, on May 15, 2025, the Company entered into a common stock purchase equity line agreement with an accredited investor. Under that agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, and the Equity Line Investor is obligated to purchase the Company’s common stock.

Additionally, on July 29, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the Company authorized the issuance of senior secured convertible notes in the aggregate original principal amount of up to $10,909,885. The first Convertible Note was issued in the original principal amount of approximately $3,272,966. The Company received gross proceeds of $3,000,000, prior to the deduction of transaction related expenses, from the initial closing of the Convertible Note Financing (see Note 9).

The Company currently believes that it will have sufficient liquidity to operate for a period of at least one year from the issuance date of the June 30, 2025 interim consolidated financial statements.

Note 5 Related Party Transactions

TotalStone is party to an agreement with a related party, Brookstone Partners IAC (“Brookstone”), the Company’s majority shareholder. Pursuant to this agreement, Brookstone provides annual consulting services totaling $400.0 thousand. The agreement also provides for an additional management fee equal to 5% of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in excess of $4.0 million,  plus a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity. Amounts accrued for such consulting services totaled $351.0 thousand as of June 30, 2025 and December 31, 2024. The management fees expensed for the six months ended June 30, 2025 and 2024 were $200.0 thousand and included in selling, general and administrative expenses.

Stream Finance, LLC, which serves as a creditor on TotalStone’s mezzanine term loan of $2.5 million, accrued interest of $372.0 thousand and an accrued amendment fee of $85.0 thousand as of June 30, 2025, is managed by Brookstone.

On March 10, 2025, TotalStone paid Brookstone Partners IAC, Inc. $200,000 for financial advisory and related services with respect to Capstone’s capital raising transaction (the “Capstone Capital Raising Transaction”).

Note 6 Line of Credit

TotalStone has a Revolving Credit Note (“Revolver”) available and outstanding pursuant to a Revolving Credit, Term Loan and Security Agreement, as amended, with Berkshire Bank. TotalStone’s maximum revolving advance amount is $11.5 million for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of the TotalStone “Eligible Accounts Receivable” plus approximately fifty (50%) percent of the face amount of the TotalStone, “Finished Goods Inventory” up to a maximum amount of $8.0 million. Interest charged on the unpaid principal amount of the Credit Agreement bears a rate per annum of SOFR plus 3.0% (7.44% and 7.19% at June 30, 2025 and December 31, 2024, respectively). The balance outstanding on the line of credit was $8.7 million and $6.3 million as of June 30, 2025 and December 31, 2024, respectively, with a maturity date of December 17, 2025.

Note 7 Debt

As of June 30, 2025, the Company had $5.8 million in long-term debt, with $2.9 million payable within 12 months. A summary of the Company’s long-term debt is as follows in (“000’s”):

	June 30, 2025	December 31, 2024
Long-term Debt
Note payable to BP Peptides, LLC “Brookstone”. The unsecured loan bears interest at 6% per annum, with interest earned quarterly and the amended maturity date is June 30, 2026. As of June 30, 2025 and December 31, 2024, the balance includes $137.0 thousand and $116.0 thousand of accrued interest, respectively.	$837	$817
Mezzanine term loan to Stream Finance, LLC, collateralized by substantially all of TotalStone’s assets and subordinated to the Bank term notes. Interest is calculated monthly as the Base Rate divided by an Adjustment Factor of 0.75, not to exceed 15% per annum (see further details below), with a maturity date of September 30, 2026. On March 7, 2025, the Special Preferred Membership Interests were exchanged for loans in an aggregate principal of $1,143,646 and an amendment fee of $695,000 payable on the deferral date of September 30, 2027 which are included in this amount. At June 30, 2025 and December 31, 2024, $372.0 thousand and $243.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	3,536	1,558
Seller’s note with Avelina Masonry, LLC, which required monthly payments of $48.0 thousand. The original maturity date was November 13, 2022 but the loan has not been paid in full and is in default. The loan bears interest at one-month SOFR plus 4.5% plus 3.0% default (11.94% and 12.14% at March 31, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, $222.0 thousand and $165.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	989	932
Term note agreement with Berkshire Bank, due in 48 consecutive monthly payments of $83.0 thousand. The term note was paid in full on March 10, 2025. The loan was secured by all assets of TotalStone. Interest was charged at the one- month SOFR plus 3.5% (8.19% at December 31, 2024).	—	910
In December 2022, TotalStone sold its facility in Navarre, Ohio to a nonaffiliated third party for a purchase price of $3.2 million and concurrently entered into a leaseback transaction. The transaction is treated as a failed sale in accordance with U.S. GAAP. The Company therefore recorded a financing liability related to the sale-leaseback in the amount of the sale price. The obligation matures in January 2048 and requires monthly payments of principal and interest. With the sale leaseback, TotalStone signed a lease agreement with a 25-year lease term. The initial annual lease payment of $259.0 thousand increases 2% per annum. The imputed interest rate is 8.10%.	3,168	3,174
Unsecured promissory note with Brookstone plus accrued interest to acquire a minority interest in DPH. Interest accrues at 6% per annum and the maturity date is June 30, 2026. At June 30, 2025 and December 31, 2024 $277.0 thousand and $253.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,077	1,053
	9,607	8,444
Less: current portion	(2,910)	(1,855)
Less unamortized loan origination fees	(870)	(266)
Total Long-term debt	$5,827	$6,323

Note 7 Debt (cont.)

Scheduled maturities of long-term as of June 30, 2025, are as follows:

2025	$2,910
2026	3,555
2027	27
2028	35
2029	44
Thereafter	3,036
Total	$9,607

Note 8 Leases

As of June 30, 2025, the balance of our right-of-use (“ROU”) assets was $3.2 million, net and lease liabilities were $3.3 million, included in current portion, lease liability and lease liability, net of current portion. The maturity of our lease liabilities as of June 30, 2025 is as follows in (“000’s”):

Year	Finance	Operating
2025	$168	$812
2026	122	830
2027	64	519
2028	—	166
2029	—	169
Thereafter	—	780
Total undiscounted Lease Payments	354	3,276
Less: Present value discount	(12)	(330)
Total Lease Liability	$342	$2,946

Lease expense recognized on our leases is as follows in (“000’s”):

	Six months Ended June 30, 2025	Six months Ended June 30, 2024	Three months Ended June 30, 2025	Three months Ended June 30, 2024
Finance leases
Amortization expense	$72	$83	$41	$41
Interest expense	6	8	3	4
Operating leases
Straight-line rent expense	395	389	197	194
Total lease expense	$473	$480	$241	$239

The following summarizes additional information related to our leases for 2025 and 2024 in (“000’s”):

	Six months ended June 30, 2025		Three months ended June 30, 2024
	Finance	Operating	Finance	Operating
Weighted-average remaining lease terms (years)	2.3	5.7	2.6	3.4
Weighted-average discount rate	3.51%	3.47%	4.00%	2.95%
ROU assets obtained in exchange for new lease liabilities	$180	$1,395	$63	$—

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

Recent Transactions

As previously disclosed in Item 5 of the Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed with the Securities and Exchange Commission on May 15, 2025, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Equity Line Investor”), dated May 14, 2025. Under the terms and subject to the conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, and the Equity Line Investor is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of the Company’s common stock (the “Equity Line Securities”) and (b) the Exchange Cap (as defined in the Purchase Agreement). The Equity Line Securities to be issued by the Company and purchased by the Equity Line Investor, if any, will be sold at a purchase price equal to 97% of the lowest daily volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the three consecutive trading days immediately following the trading date on which a valid purchase notice is delivered to the Equity Line Investor by the Company.

Note 9 Stockholders’ Equity (cont.)

On June 26, 2025, the Company and the Equity Line Investor entered into a first amendment to the Purchase Agreement (the “First Amendment to Purchase Agreement”), which amended the definition of “VWAP Purchase Maximum Amount” in the Purchase Agreement to (a) remove the volume limitation on the number of Equity Line Securities that may be purchased pursuant to a single VWAP Purchase (as defined in the Purchase Agreement) based on 100% of the five-day average trading volume, and (b) increase the dollar-based limitation on the number of Equity Line Securities that may be purchased pursuant to a single VWAP Purchase from $2 million to $3 million. As amended, the term “VWAP Purchase Maximum Amount” now means the maximum number of Equity Line Securities that can be purchased in a single VWAP Purchase is equal to the lesser of (a) 40% of the trading volume in the Company’s common stock on the relevant exchange on the day the VWAP Purchase is exercised, or (b) $3 million divided by the volume-weighted average price of the common stock on the trading day immediately preceding the date the VWAP Purchase is exercised.

As more fully described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025, on July 29, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”), pursuant to which the Company authorized the issuance of senior secured convertible notes to the Buyer, in the aggregate original principal amount of up to $10,909,885, which are being issued with a 8.34% original issue discount (each, a “Convertible Note”). The first Convertible Note was issued in the original principal amount of approximately $3,272,966 (the “Convertible Note Financing”). The Convertible Notes are convertible into shares of common stock, $0.0005 par value per share (the “Common Stock”), in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $1.72. The Company received gross proceeds of $3,000,000, prior to the deduction of transaction related expenses, from the initial closing of the Convertible Note Financing.

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

Note 10 Segment Information (cont.)

The following tables present financial information regarding the Company’s reportable segment reconciled to the Company’s consolidated totals.

	Three Months Ended June 30,
	2025				2024
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$12,852	$—	$—	$12,852	$12,886	$—	$—	$12,886
Cost of goods sold	9,722	—	—	9,722	10,122	—	—	10,122
Gross Profit	3,130	—		3,130	2,764	—	—	2,764
Selling, general and administrative expenses	2,545	845	—	3,390	2,718	92	(60)	2,750
Income (loss) from operations	$585	$(845)	$—	$(260)	$46	$(92)	$60	$14
Interest expense	(417)	(23)	—	(440)	(382)	(12)	—	(394)
Other income (expense) net	—	—	—	—	—	60	(60)	—
Income (loss) from operations before taxes	$168	$(868)	$—	$(700)	$(336)	$(44)	$—	$(380)

Other financial information:
Depreciation & amortization	$114	$—	$—	$114	$121	$—	$—	$121
Capital expenditures	2	—	—	2	21	—	—	21

	Six Months Ended June 30,
	2025				2024
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$20,751	$—	$—	$20,751	$22,245	$—	$—	$22,245
Cost of goods sold	16,296	—	—	16,296	17,737	—	—	17,737
Gross Profit	4,455	—		4,455	4,508	—	—	4,508
Selling, general and administrative expenses	4,944	1,409	(210)	6,143	5,153	178	(120)	5,211
(Loss) income from operations	$(489)	$(1,409)	$210	$(1,688)	$(645)	$(178)	$120	$(703)
Interest expense	(695)	(45)	—	(740)	(745)	(29)	—	(774)
Other income (expense) net	150	60	(210)	—	—	120	(120)	—
Loss from operations before taxes	$(1,034)	$(1,394)	$—	$(2,428)	$(1,390)	$(87)	$—	$(1,477)

Other financial information:
Depreciation & amortization	$230	$—	$—	$230	$242	$—	$—	$242
Capital expenditures	2	—	—	2	121	—	—	121

	As of June 30, 2025				As of December 31, 2024
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Total assets	$43,268	$9,022	$(405)	$51,885	$40,468	$7,858	$(1,105)	$47,221

Note 11 Subsequent Events

As more fully described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025, on July 29, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”), pursuant to which the Company authorized the issuance of senior secured convertible notes to the Buyer, in the aggregate original principal amount of up to $10,909,885, which are being issued with a 8.34% original issue discount (each, a “Convertible Note”). The first Convertible Note was issued in the original principal amount of approximately $3,272,966 (the “Convertible Note Financing”). The Convertible Notes are convertible into shares of common stock, $0.0005 par value per share (the “Common Stock”), in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $1.72. The Company received gross proceeds of $3,000,000, prior to the deduction of transaction related expenses, from the initial closing of the Convertible Note Financing.

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

Equity Line of Credit

On May 14, 2025, we entered into a purchase agreement with the Equity Line Investor (as defined in Note 9 to the consolidated financials statements included in this Quarterly Report), pursuant to which the Equity Line Investor committed to purchase up to $20.0 million in shares of our Common Stock, subject to certain limitations and conditions as described in Note 4.

On June 26, 2025, the Company and the Equity Line Investor entered into a first amendment to the Purchase Agreement as described in Note 9 to the consolidated financials statements included in this Quarterly Report.

Convertible Note Financing

On July 29, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”), pursuant to which the Company authorized the issuance of senior secured convertible notes to the Buyer, in the aggregate original principal amount of up to $10,909,885, which are being issued with a 8.34% original issue discount (each, a “Convertible Note”). The first Convertible Note was issued in the original principal amount of approximately $3,272,966 (the “Convertible Note Financing”). The Convertible Notes are convertible into shares of common stock, $0.0005 par value per share (the “Common Stock”), in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $1.72. The Company received gross proceeds of $3,000,000, prior to the deduction of transaction related expenses, from the initial closing of the Convertible Note Financing. Concurrently with the Convertible Note Financing and the Purchase Agreement, the Company entered into a registration rights agreement and a security agreement with the Buyer.

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

Results of Operations

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the three and six months ended June 30, 2025 and 2024 in thousands:

Results of Operations Comparing Three Months Ended June 30, 2025 to 2024.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net Sales	$12,852	$12,886	$(34)	(0)%
Cost of goods sold	9,722	10,122	(400)	(4)%
Gross profit	3,130	2,764	366	13%

Operating expenses:
Selling, General and administrative	3,390	2,750	640	23%
Income (loss) from operations	(260)	14	(274)	(1957)%
Interest and other expense, net	(440)	(394)	(46)	(12)%
Income tax expense	—	(1)	1	—%
Net loss	$(700)	$(381)	$(319)	(84)%

Sales

Sales were $12.9 million for the three months ended June 30, 2025 compared to $12.9 million for the three months ended June 30, 2024. Revenue slightly decreased between the three months ended June 30, 2025 and 2024 by $34.0 thousand.

Cost of goods sold

Cost of goods sold decreased by $400.0 thousand, or 4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

The decrease in cost of goods sold was driven primarily by product mix, lower outbound freight, and lower landed cost goods.

Gross profit margin increased from 21.4% for the three months ended June 30, 2024 to 24.4% for the three months ended June 30, 2025. The increase in gross profit margin was primarily driven by product mix, lower outbound freight, and lower landed cost goods.

Selling general and administrative expenses

Selling general and administrative expenses increased by $640.0 thousand, or 23.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase results primarily from an increase in investor relations of $510.0 thousand.

Interest and other expense

Other expenses, net, increased by $46.0 thousand, or 12%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is largely attributed the amortization of debt costs related to our Mezzanine Term Loan.

Income Tax Expense

Income tax expense decreased by $1.0 thousand or 100% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Results of Operations Comparing Six Months Ended June 30, 2025 to 2024.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net Sales	$20,751	$22,245	$(1,494)	(7)%
Cost of goods sold	16,296	17,737	(1,441)	(8)%
Gross profit	4,455	4,508	(53)	(1)%

Operating expenses:
Selling, General and administrative	6,143	5,211	932	18%
Loss from operations	(1,688)	(703)	(985)	(140)%
Interest and other expense, net	(740)	(774)	34	(4)%
Income tax expense	—	(17)	17	—%
Net loss	$(2,428)	$(1,494)	$(934)	(63)%

Sales

Sales were $20.7 million for the six months ended June 30, 2025 compared to $22.2 million for the six months ended June 30, 2024. Revenue decreased between the six months ended June 30, 2025 and 2024 by $1.5 million.

Sales decreased in 2025 due to colder winter temperatures experienced when compared to prior year, along with challenging economic conditions attributable to trade policies, interest rates, and concerns about inflation.

The majority of the decline was driven by lower volumes in our veneer products resulting in $2.4 million in lower revenues; offset by an increase in our landscaping products of $760.0 thousand.

We continue to evaluate the potential impact of tariffs and have successfully transitioned the sourcing of higher volume products from China to other parts of the world. We believe the actions taken will minimize the impact of tariffs on our customers and end users.

Cost of goods sold

Cost of goods sold decreased by $1.4 million, or 8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

The decrease in cost of goods sold was driven primarily by product mix, lower outbound freight, and lower landed cost goods.

Gross profit margin increased from 20.3% for the six months ended June 30, 2024 to 21.5% for the six months ended June 30, 2025. The increase in gross profit margin was primarily driven by product mix, lower outbound freight, and lower landed cost goods.

Selling general and administrative expenses

Selling general and administrative expenses increased by $932.0 thousand, or 18.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase results primarily from an increase in investor relations of $681.0 thousand.

Interest and other expense

Other expenses, net, decreased by $34.0 thousand, or 4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is primarily attributed to our revolving line of credit.

Income Tax Expense

Income tax expense decreased by $17.0 thousand or 100% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

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

The following table is a summary of TotalStone’s operating results through operating income (loss) reconciled to the Company’s consolidated totals with the inclusion of Parent and eliminating amounts:

	Three Months Ended June 30,
	2025				2024
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$12,852	$—	$—	$12,852	$12,886	$—	$—	$12,886
Cost of goods sold	9,722	—	—	9,722	10,122	—	—	10,122
Gross Profit	3,130	—	—	3,130	2,764	—	—	2,764
Selling, general and administrative expenses	2,545	845	—	3,390	2,718	92	(60)	2,750
Income (loss) from operations	$585	$(845)	$—	$(260)	$46	$(92)	$60	$14

Other financial information:
Depreciation & amortization included in SG&A expenses	$114	$—	$—	$114	$121	$—	$—	$121

	Six Months Ended June 30,
	2025				2024
	TotalStone	Parent	Eliminations	Consolidated	TotalStone	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$20,751	$—	$—	$20,751	$22,245	$—	$—	$22,245
Cost of goods sold	16,296	—	—	16,296	17,737	—	—	17,737
Gross Profit	4,455	—	—	4,455	4,508	—	—	4,508
Selling, general and administrative expenses	4,944	1,409	(210)	6,143	5,153	178	(120)	5,211
Income (loss) from operations	$(489)	$(1,409)	$210	$(1,688)	$(645)	$(178)	$120	$(703)

Other financial information:
Depreciation & amortization included in SG&A expenses	$230	$—	$—	$230	$242	$—	$—	$242

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

Liquidity and Capital Resources

Working capital excluding the current portion of long-term debt was $2.5 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively. The $400.0 thousand increase in working capital is primarily attributable to an increase in accounts receivable and cash; offset by an increase in our revolving line of credit.

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

In 2024 the Company was not in compliance with certain of the Revolver’s financial covenants which have been waived by our lender. As of June 30, 2025, the Company was in compliance with the Revolver’s financial covenant as of the issuance date of these interim consolidated financial statements. In June 2025, the Company executed an amendment to the Revolver that extended the maturity date from April 2025 to December 2025. The Company believes the Revolver will continue to be available and the longer-term extension will be executed with financial covenants aligned to the Company’s anticipated future results.

The liquidity of the Company is largely dependent on our ability to borrow funds on our Revolver. The longer-term extension of the Revolver and future compliance with financial covenants are subject to risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations. The Company currently believes that it will have sufficient working capital to operate for a period of at least one year from the issuance date of the June 30,2025 interim consolidated financial statements based on future expected results. Future acquisitions may be financed through other forms of financing that will depend on existing conditions.

Seasonality

The Company historically experiences higher sales during our second and third quarters due to the favorable weather in the Midwestern and Northeastern United States for new construction and remodeling.

Summary of Cash Flows

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash used in operating activities	$(3,992)	$(1,135)
Net cash used in investing activities	(2)	(121)
Net cash provided by financing activities	4,756	1,205
Net increase (decrease) in cash	$762	$(51)

Cash Flows from Operating Activities

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2025, primarily resulting from our net loss of $2.4 million and $1.8 million used in changes in our non-cash working capital and non-cash expenses.

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2024, primarily resulting from our net loss of $1.5 million; offset by $117.0 thousand provided by changes in our non-cash working and non-cash expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.0 thousand for six months ended June 30, 2025 compared to $121.0 thousand for the six months ended June 30, 2024. These cash outflows were related to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2025. The cash inflow was a result of funds received from our public offering of $3.3 million and a net increase in our line of credit of $2.5 million, offset by the repayment of term debt of $910.0 thousand. Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2024. The cash inflow was a result of a $1.8 million net increase in our line of credit, offset primarily by the repayment of term debt of $500.0 thousand.

Funding Requirements

We currently expect to use some of the net proceeds of our March 2025 Public Offering primarily for organic growth, by expanding the breadth of our distribution network by both geography and new products, and inorganic growth via rapid acquisition program of building products distributors and manufacturers whose distribution core can be fortified to expand their footprint.

The Company, as described in Note 9 to the consolidated financials statements included in this Quarterly Report and in the Recent Developments section of this Management’s Discussion and Analysis, received $3 million in gross proceeds pursuant to the Convertible Note Financing. In addition, as described in Note 4, the Company may receive up to $20.0 million from the sale of the Equity Line Securities to the Equity Line Investor. The Company plans to raise additional funds to finance the growth of our operations through equity financing or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting.

Due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (1) a lack of segregation of duties, since we have a limited administrative staff, and (2) lack of internal controls structure review.

Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. All responsibility for accounting entries and the creation of financial statements has historically been held primarily by a single person, though the Company engages multiple accounting consultants for accounting, tax and audit support. In April 2025, the Company hired a controller.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

Insider trading arrangements and policies.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Form of Common Stock Purchase Agreement (incorporated by reference to exhibit 10.1 to quarterly report on Form 10-Q filed with the SEC on May 15, 2025)
10.2	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.2 to quarterly report on Form 10-Q filed with the SEC on May 15, 2025)
10.3	First Amendment to Common Stock Purchase Agreement, dated June 26, 2025, by and between Capstone Holding Corp. and Tumim Stone Capital, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on June 27, 2025)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE HOLDING CORP.

Date: August 15, 2025	By:	/s/ Matthew E. Lipman
Matthew E. Lipman
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2025	/s/ Edward Schultz
Edward Schultz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)