Form 10-Q
period 2025-09-30
Capstone Holding Corp.
filed 2025-11-18
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2025 was 8,306,205 shares.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$730	$11
Accounts receivable, net	5,771	2,762
Inventories	12,167	9,635
Prepaid expenses	203	150
Other current assets	242	242
Total current assets	19,113	12,800
Long-term Assets:
Property and equipment, net	1,703	1,594
Goodwill	26,030	23,286
Other intangible assets	359	48
Right of use assets	3,879	2,068
Deferred tax asset	7,178	7,178
Other long-term assets	221	247
Total long-term assets	39,370	34,421
Total Assets	$58,483	$47,221

LIABILITIES & EQUITY
Current Liabilities:
Accounts payable	$5,476	$3,304
Accrued expenses	1,325	394
Line of credit	8,271	6,259
Current portion of long-term debt	3,724	1,855
Current portion, lease liability	1,224	738
Total current liabilities	20,020	12,550
Long-term liabilities:
Accrued related party management fee	445	351
Long term debt, net of current portion	7,229	6,323
Lease liability, net of current portion	2,807	1,437
Earn-out payable	825	—
Total long-term liabilities	11,306	8,111
Total Liabilities	31,326	20,661
TotalStone, LLC – Class B Preferred Units	—	28,475
TotalStone, LLC – Special Preferred Units	—	1,143
Equity:
Series B Preferred Stock, no par value; 2,000,000 shares authorized; 985,063 issued as of September 30, 2025. No shares were authorized or issued as of December 31, 2024.	30	—
Series Z Preferred Stock, no par value; 3,500,000 shares authorized; 1,467,532 issued as of September 30, 2025. No shares were authorized or issued as of December 31, 2024.	1,937
Common Stock $0.0005 par value; 50,000,000 and 200,000 shares authorized; 6,306,205 and 157,610 issued as of September 30, 2025 and December 31, 2024, respectively.	3	—
Additional paid-in capital	226,436	193,044
Accumulated deficit	(201,249)	(196,102)
Total Equity	27,157	(3,058)
Total Liabilities, TotalStone, LLC Preferred Units & Equity	$58,483	$47,221

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$13,990	$12,559	$35,348	$35,293
Sales returns and allowances	(336)	(241)	(943)	(730)
Net sales	13,654	12,318	34,405	34,563
Cost of goods sold	10,400	9,325	26,696	27,062
Gross Profit	3,254	2,993	7,709	7,501
Selling, general and administrative expenses	3,370	2,580	9,513	7,791
Transaction expenses	652	—	652	—
Income (loss) from operations	(768)	413	(2,456)	(290)
Loss on extinguishment of debt	(652)	—	(652)	—
Interest expense	(594)	(374)	(1,334)	(1,148)
Net income (loss) before taxes	(2,014)	39	(4,442)	(1,438)
Income tax expense	—	(5)	—	(22)
Net Income (Loss)	(2,014)	34	(4,442)	(1,460)
Less: Net loss attributable to:
Special preferred units	—	(99)	—	(191)
Class B units preferred return	—	(933)	(705)	(2,709)
Net loss attributable to Capstone Holding Corp. stockholders	$(2,014)	$(998)	$(5,147)	$(4,360)

Earnings (loss) per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.35)	$(6.33)	$(1.45)	$(27.66)

Weighted average number of common shares outstanding – basic and diluted	5,700,214	157,610	3,560,035	157,610

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except Common Stock Shares)

								Retained		TotalStone, LLC
	Common Stock (Shares)	Common Stock	Series B (Shares)	Series B Preferred Stock	Series Z (Shares)	Series Z Preferred Stock	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Total Equity	Class B Preferred Units	Special Preferred Unit
Balance at January 1, 2025	157,610	$—	—	$—	—	$—	$193,044	$(196,102)	$(3,058)	$28,475	$1,143
Net Loss	—	—	—	—	—	—	—	(1,728)	(1,728)	—	—
Accrued Class B Distributions	—	—	—	—	—	—	—	(705)	(705)	705	—
Conversion of Class B Preferred Units to Common stock	3,782,641	1	—	—	—	—	29,180	—	29,181	(29,180)	—
Conversion of Special Preferred Units to Debt	—	—	—	—	—	—	—	—	—	—	(1,143)
Public Offering	1,250,000	2	—	—	—	—	3,250	—	3,252	—	—
Nectarine Management, LLC. Subscription Agreement	—	—	985,063	30	—	—	—	—	30	—	—
Balance at March 31, 2025	5,190,251	$3	985,063	$30	—	$—	$225,474	$(198,535)	$26,972	$—	$—
Net Loss	—	—	—	—	—	—	—	(700)	(700)	—	—
Issuance of commitment shares pursuant to equity line of credit	215,054	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to equity line of credit	1,000	—	—	—	—	—	2	—	2	—	—
Balance at June 30, 2025	5,406,305	$3	985,063	$30	—	$—	$225,476	$(199,235)	$26,274	$—	$—
Net Loss	—	—	—	—	—	—	—	(2,014)	(2,014)	—	—
Issuance of common stock pursuant to equity line of credit	199,900	—	—	—			260	—	260	—	—
Issuance of common stock pursuant to Senior Convertible Note	700,000	—	—	—			700	—	700	—	—
Conversion of note payable to BP Peptides, LLC. to Series Z Preferred Stock	—	—	—	—	642,364	848	—	—	848	—	—
Conversion of note payable to Brookstone to Series Z Preferred Stock	—	—	—	—	825,168	1,089	—	—	1,089	—	—
Balance at September 30, 2025	6,306,205	$3	985,063	$30	1,467,532	$1,937	$226,436	$(201,249)	$27,157	$—	$—

			Retained		TotalStone, LLC
	Common Stock	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Total Equity	Class B Preferred Units	Special Preferred Unit
Balance at January 1, 2024	157,610	$193,044	$(190,607)	$2,437	$25,871	$815
Net Loss	—	—	(1,113)	(1,113)	—	—
Accrued Class B Preferred Units Distributions	—	—	(873)	(873)	873	—
Accrued Special Preferred Units Distributions	—	—	(48)	(48)	—	48
Balance at March 31, 2024	157,610	$193,044	$(192,641)	$403	$26,744	$863
Net Loss	—	—	(381)	(381)	—	—
Accrued Class B Preferred Units Distributions	—	—	(903)	(903)	903	—
Accrued Special Preferred Units Distributions	—	—	(44)	(44)	—	44
Balance at June 30, 2024	157,610	$193,044	$(193,969)	$(925)	$27,647	$907
Net Income	—	—	34	34	—	—
Accrued Class B Preferred Units Distributions	—	—	(933)	(933)	933	—
Accrued Special Preferred Units Distributions	—	—	(99)	(99)	—	99
Balance at September 30, 2024	157,610	$193,044	$(194,967)	$(1,923)	$28,580	$1,006

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
OPERATING ACTIVITIES
Net loss	$(4,442)	$(1,460)
Non cash items:
Depreciation and amortization	348	366
Net, amortization (accretion) to interest expense	251	—
Loss on extinguishment of debt	652	—
Change in other operating items:
Accounts receivable and other assets	(3,650)	1,007
Change in operating leases, net	(24)	—
Accounts payable and other accrued liabilities	2,873	1,174
Cash flows provided by (used in) operating activities	(3,992)	1,087
INVESTING ACTIVITIES
Purchase of property and equipment, net	(2)	(101)
Purchase of intangible assets	(16)	—
Acquisition, net cash acquired	(2,423)	—
Cash flows used in investing activities	(2,441)	(101)
FINANCING ACTIVITIES
Proceeds from debt issuance	3,000	—
Payments on financing lease liabilities	(110)	(102)
Financing fees paid	(320)	(8)
Borrowings under line of credit, net	2,012	(164)
Debt payments	(975)	(750)
Proceeds from IPO and stock issuances	5,030	—
Cash paid for IPO and stock issuance costs	(1,761)	—
Proceeds from equity line of credit	276	—
Cash flows provided (used in) by financing activities	7,152	(1,024)
NET CHANGE IN CASH & CASH EQUIVALENTS	719	(38)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11	51
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$730	$13

SUPPLEIMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash flows from finance leases (interest)	$20	$11
Conversion of Special Preferred Units to debt	1,143	—
Conversion of Class B Preferred Units to 3,782,641 share of Common Stock	29,180	—
Conversion of long term debt to Series Z Preferred Stock	1,937	—
Conversion of debt to stock	700	—
TotalStone preferred stock dividends charged to retained earnings	705	—
Operating cash flows from operating leases	399	582
Interest Paid	1,334	1,148
Taxes Paid	—	22

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

Capstone Holding Corp. (the “Capstone”) is a holding company and its operations consist substantially of the operations of its consolidated subsidiary, TotalStone, LLC (“TotalStone”). On April 1, 2020, Capstone obtained controlling interest in TotalStone, a materials distribution company that distributes masonry stone products for residential and commercial construction in the Midwest and Northeast United States under the trade names Instone and Northeast Masonry Distributors (“NMD”). On August 22, 2025, Capstone  purchased all of the issued and outstanding membership interests (the “Holdings Membership Interests”) in Carolina Stone Holdings, LLC (“Carolina Stone Holdings”), which owns all of the issued and outstanding membership interests of Carolina Stone Distributors, LLC. Carolina Stone Holdings is a stone supplier and installer specializing in both manufactured and natural stone veneer and offering end-to-end services, including material supply, installation, and project management for residential, commercial, and multi-family projects.

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

Note 3 Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of Capstone and its consolidated subsidiaries (collectively, the “Company”). Intercompany accounts and transactions have been eliminated. Prior-year amounts may include instances of changes to prior-year amounts to achieve comparability to the most recent fiscal year.

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

In our opinion, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2025 and its results of operations, cash flows, and changes in stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024.  The results for the three and nine months ending September 30, 2025, are not necessarily indicative of the results expected for any future period or the full year.

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

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

The Company’s management exercises significant judgments in determining the fair value of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.

Accounts Receivable

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates expected credit losses for the allowance for expected credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of September 30, 2025 and December 31, 2024, the allowance for doubtful accounts totaled approximately $104.0 thousand.

Certain of the Company’s contracts with customers include retainage provisions. Retainage represents amounts withheld from billings by customers until installation work has been inspected to ensure that obligations have been satisfied under the contract. Company invoices retainage and includes it in contract receivables when obligations have been satisfied and the right to receipt is subject only to the passage of time. As of September 30, 2025, retainage receivables were $162.0 thousand. There were no retainage receivables as of December 31, 2024.

Note 3 Summary of Significant Accounting Policies (cont.)

Inventories

Inventories consisting of finished goods are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories also include deposits placed on inventory purchases for shipments not yet received. Significant prepaid inventory may be located overseas. At September 30, 2025 and December 31, 2024, the total prepaid inventory balance was $219.0 thousand and $163.0 thousand, respectively. The reserve for obsolete inventory at September 30, 2025 and December 31, 2024, totaled $608.0 and $576.0 thousand, respectively.

Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives ranging from three to forty years. Depreciation is computed by using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Property and equipment is comprised of building, machinery & equipment, computer equipment, leasehold improvements, software, office equipment, vehicles, and furniture & fixtures. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2025 and 2024 were $63.0 and $71.0 thousand and $192.0 and $209.0 thousand, respectively.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and indefinite lived intangible assets are not amortized but rather are tested for impairment annually as of the 1st day of the fourth quarter of each year or more frequently if indications of potential impairment exist. The Company’s goodwill is recognized in two reporting units, TotalStone and Carolina Stone.

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

Intangible assets with finite lives, consist of a distribution agreement, customer relationships and non-compete agreements that are amortized over the terms of the agreements or expected useful lives.

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

Convertible Debt

The Company accounts for convertible debt in accordance with ASC 470-20, Debt – Debt with Conversion and Other Options. Convertible debt instruments are evaluated at issuance to determine whether they contain embedded features that require bifurcation as derivatives or equity components. If the embedded conversion feature meets the criteria for derivative accounting under ASC 815, Derivatives and Hedging, it is bifurcated and recorded separately at fair value, with subsequent changes in fair value recognized in earnings. Upon modification, conversion or repurchase of convertible debt, the Company evaluates the potential of a gain or loss in accordance with ASC 470-20 and ASC 470-50, Debt Modifications and Extinguishments.

Revenue Recognition

Our sales primarily consist of distributing manufactured and natural stone cladding products, natural stone landscape products, and related goods for residential and commercial construction through a dealer network in 32 states in the Midwestern, Northeastern and Southeastern United States. For distribution sales, the Company recognizes revenue when control over the products has been transferred to the customer, and the Company has a present right to payment. For installation and project-based work, the Company recognizes revenue over time as performance obligations are satisfied. For production and custom residential jobs, revenue is generally recognized upon completion, as substantially all projects are short-term in nature. A small portion of commercial projects are recognized based on progress toward completion, typically through monthly billings.

Note 3 Summary of Significant Accounting Policies (cont.)

Shipping and Handling

The Company includes amounts billed to customers related to shipping and handling and shipping and handling expenses in cost of goods sold.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to the common stockholders of Capstone Holding Corp. by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method and the if-converted method for convertible notes. Potential common shares are excluded from the computation when their effect is antidilutive.

For the nine months ended September 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The number of incremental common shares from potentially dilutive securities consisted of the following:

	September 30, 2025	September 30, 2024

Stock options	150	900
Convertible notes	2,572,966	—
Warrants	6,322	6,322

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently reviewing this guidance and its impact on our consolidated financial statements.

Note 4 Business Combination

On August 22, 2025, Capstone completed its membership interest purchase to purchase all of the issued and outstanding membership interests in Carolina Stone Holdings, LLC, (“Carolina Stone Holdings”), which owns all of the issued and outstanding membership interests of Carolina Stone Distributors, LLC, ( the “Business Combination”). The aggregate purchase price is (i) $2,625,000 in cash, subject to adjustment, a seller note in the original principal amount of $1,250,000, and an amount payable pursuant to the terms of the earn-out agreement of up to $825,000. The Company transferred $2,501,500 in cash to the Seller, representing the aggregate purchase price of $2,625,000 less $123,500 for the preliminary working capital adjustment. The Company has 120 days from closing to complete the final calculation of the net working capital adjustment, after which any required payment or adjustment will be made pursuant to the terms of the Acquisition agreement. The Company has retained the working capital holdback amount of $201,500 which is accrued in current liabilities on the consolidated balance sheet as of September 30, 2025.

Note 4 Business Combination (cont.)

The following table presents the preliminary purchase price allocation of the identifiable assets acquired and liabilities assumed and goodwill recognized, measured in accordance with ASC 805 (“000’s”):

Amount
Cash purchase price	$2,702
Seller note	1,250
Earn-out agreement	825
Aggregate purchase consideration	4,777
Identifiable assets acquired and liabilities assumed:
Cash	79
Accounts receivable, net	949
Inventories	950
Prepaid expenses	8
Property and equipment, net	300
Other intangible assets	300
Right of use assets	906
Other long-term assets	11
Accounts payable	(415)
Accrued expenses	(96)
Current portion, lease liability	(387)
Lease liability, net of current portion	(572)
Total identifiable net assets	2,033
Goodwill	$2,744

The purchase price allocation for the Business Combination is preliminary and subject to revision as additional information about the fair value of the assets to be acquired and liabilities to be assumed becomes available. Management has not completed a full, detailed valuation analysis. Management will continue to refine its identification and valuation of assets to be acquired and liabilities to be assumed as further information becomes available.

The final determination of the purchase price allocation will be completed as soon as practicable but not one year beyond the date of the closing date of the Business Combination and will be based on the fair values of the assets acquired and liabilities assumed as of the closing date. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented in the preliminary purchase price allocation.

The table below represents the pro forma revenue and net income (loss) for the nine months ended September 30, 2025 and 2024, assuming the acquisition had occurred on January 1, 2024, pursuant to ASC Subtopic 805-10-50. This pro forma information does not purport to represent what the actual results of our operations would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods.

	Nine Months Ended September 30,
	2025	2024
Revenue	$41,244	$46,635
Net income (loss)	(3,718)	(1,189)
Earnings (loss) per common share:	(1.04)	(7.54)

Note 5 Liquidity and Uncertainties

The Company has recognized operating losses and net losses on a year-to-date basis in 2025 and for the years ended December 31, 2024 and 2023. Although losses have been recognized, the Company recognized positive operating cash flows for the years ended December 31, 2024 and 2023. Operating results and cash flows fluctuate based on seasonality with the first and fourth quarter typically slower periods in our calendar year. Working capital as of September 30, 2025 excluding the current portion of long-term debt is $2.8 million. Our long-term debt classified as current liabilities in our balance sheet as of September 30, 2025 based on contractual maturity dates includes $2.6 million related to our Senior Convertible Note with 3i, LP. and $1.0 million related to the seller note with Avelina Masonry. The Company anticipates that the Senior Convertible Note will be converted to common stock. The seller note is subordinated to our line of credit agreement and payments on that note are restricted while the line of credit is outstanding.

The Company primarily funds operations through cash provided from operations and available capacity under our ABL Facility (“Revolver”). In 2024 the Company was not in compliance with certain of the Revolver’s financial covenants which have been waived by our lender. As of September 30, 2025, the Company was in compliance with the Revolver’s financial covenants. In June 2025, the Company executed an amendment to the Revolver that extended the maturity date from June 2025 through December 2025. The Company believes the Revolver will continue to be available and the longer-term extension will be executed with financial covenants aligned to the Company’s anticipated future results.

Forecasted future results, the longer-term extension of the Revolver, future compliance with financial covenants and expecting regarding the conversion of the convertible notes are subject to risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations.

As more fully described in Note 10, on May 15, 2025, the Company entered into a common stock purchase equity line agreement with an accredited investor. Under that agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, and the Equity Line Investor is obligated to purchase the Company’s common stock.

On July 29, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the Company authorized the issuance of senior secured convertible notes in the aggregate original principal amount of up to $10,909,885. The first Convertible Note was issued in the original principal amount of approximately $3,272,966. The Company received gross proceeds of $3,000,000, prior to the deduction of transaction related expenses, from the initial closing of the Convertible Note Financing (see Note 10).

Additionally, on October 22, 2025, a second Convertible Note was issued in the original principal amount of approximately $3,545,712. The Company received gross proceeds of $3,250,000, prior to the deduction of transaction related expenses (see Note 10).

The Company currently believes that it will have sufficient liquidity to operate for a period of at least one year from the issuance date of the September 30, 2025 interim consolidated financial statements.

Note 6 Related Party Transactions

TotalStone is party to an agreement with a related party, Brookstone Partners IAC, Inc. (“Brookstone”), the Company’s majority shareholder. Pursuant to this agreement, Brookstone provides annual consulting services totaling $400.0 thousand. The agreement also provides for an additional management fee equal to 5% of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in excess of $4.0 million,  plus a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity. Amounts accrued for such consulting services totaled $351.0 thousand as of September 30, 2025 and December 31, 2024. The management fees expensed for the nine months ended September 30, 2025 and 2024 were $300.0 thousand and included in selling, general and administrative expenses. The special services fees expensed for nine months ended September 30, 2025 were $94.0 thousand and are included in selling, general and administrative expenses. There were no special services fees for nine months ended September 30, 2024.

Stream Finance, LLC, which serves as a creditor on TotalStone’s mezzanine term loan of $2.5 million, accrued interest of $448.0 thousand and an accrued amendment fee of $153.0 thousand as of September 30, 2025, is managed by Brookstone.

On March 10, 2025, TotalStone paid Brookstone $200,000 for financial advisory and related services with respect to Capstone’s capital raising transaction (the “Capstone Capital Raising Transaction”). Additionally, in connection with the Carolina Stone acquisition, Brookstone earned a 2% management fee of $94,000 that is accrued on the September 30, 2025 consolidated balance sheet and included in transaction expenses in the consolidated statement of operations for the periods ended September 30, 2025.

Note 7 Line of Credit

TotalStone has a Revolving Credit Note (“Revolver”) available and outstanding pursuant to a Revolving Credit, Term Loan and Security Agreement, as amended, with Berkshire Bank. TotalStone’s maximum revolving advance amount is $11.5 million for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of the TotalStone “Eligible Accounts Receivable” plus approximately fifty (50%) percent of the face amount of the TotalStone, “Finished Goods Inventory” up to a maximum amount of $8.0 million. Interest charged on the unpaid principal amount of the Credit Agreement bears a rate per annum of SOFR plus 3.0% (7.43% and 7.19% at September 30, 2025 and December 31, 2024, respectively). The balance outstanding on the line of credit was $8.3 million and $6.3 million as of September 30, 2025 and December 31, 2024, respectively, with a maturity date of December 17, 2025.

Note 8 Debt

As of September 30, 2025, the Company had $7.2 million in long-term debt, with $3.7 million payable within 12 months. A summary of the Company’s long-term debt is as follows in (“000’s”):

	September 30, 2025	December 31, 2024
Long-term Debt
Note payable to BP Peptides, LLC “Brookstone”. The unsecured loan bears interest at 6% per annum, with interest payable quarterly and the amended maturity date is June 30, 2026. On September 30, 2025 $847,919 of combined principal and interest was converted into 642,364 shares of Series Z non-convertible preferred stock at a conversion price of $1.32 a share.	$—	$817
Mezzanine term loan to Stream Finance, LLC, collateralized by substantially all of TotalStone’s assets and subordinated to the Bank term notes. Interest is calculated monthly as the Base Rate divided by an Adjustment Factor of 0.75, not to exceed 15% per annum (see further details below), with a maturity date of September 30, 2026. On March 7, 2025, the Special Preferred Membership Interests were exchanged for loans in an aggregate principal of $1,143,646 and an amendment fee of $695,000 payable on the deferral date of September 30, 2027 which are included in this amount. At September 30, 2025 and December 31, 2024, $448.0 thousand and $243.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	3,624	1,558
Seller’s note with Avelina Masonry, LLC, which required monthly payments of $48.0 thousand. The original maturity date was November 13, 2022 but the loan has not been paid in full and is in default. The loan bears interest at one-month SOFR plus 4.5% plus 3.0% default (11.74% and 12.14% at September 31, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, $262.0 thousand and $165.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,020	932
Seller’s note with D22L, Inc., which requires quarterly interest payments commencing December 31, 2025 and quarterly principal payments of $100,000 commencing December 31, 2026. This Subordinated Promissory Note has a maturity date of February 22, 2028 and bears interest of 1.25% plus SOFR (5.45% at September 30, 2025).	1,257	—
Senior Convertible Note with 3i, LP. issued on July 29, 2025 with a principal amount of $3,272,966 and bears interest at the rate of 7.0% per annum, with a maturity date of July 29, 2026 At September 30, 2025, $26.0 thousand of interest remains unpaid and is included with this amount. During the quarter ended September 30, 2025, approximately $700.0 thousand of the note was converted to common stock and the conversion rate was amended (see Note 10).	2,599	—
Term note agreement with Berkshire Bank, due in 48 consecutive monthly payments of $83.0 thousand. The term note was paid in full on March 10, 2025. The loan was secured by all assets of TotalStone. Interest was charged at the one- month SOFR plus 3.5% (8.19% at December 31, 2024).	—	910
In December 2022, TotalStone sold its facility in Navarre, Ohio to a nonaffiliated third party for a purchase price of $3.2 million and concurrently entered into a leaseback transaction. The transaction is treated as a failed sale in accordance with U.S. GAAP. The Company therefore recorded a financing liability related to the sale-leaseback in the amount of the sale price. The obligation matures in January 2048 and requires monthly payments of principal and interest. With the sale leaseback, TotalStone signed a lease agreement with a 25-year lease term. The initial annual lease payment of $259.0 thousand increases 2% per annum. The imputed interest rate is 8.10%.	3,164	3,174
Unsecured promissory note with Brookstone plus accrued interest to acquire a minority interest in DPH. Interest accrues at 6% per annum and the maturity date is June 30, 2026. On September 30, 2025 $1,089,222 of combined principal and interest was converted into 825,168 shares of Series Z non-convertible preferred stock at a conversion price of $1.32 a share.	—	1,053
	11,664	8,444
Less: current portion	(3,724)	(1,855)
Less: unamortized premiums, discounts and issuance costs	(711)	(266)
Total Long-term debt	$7,229	$6,323

Note 8 Debt (cont.)

Scheduled maturities of long-term as of September 30, 2025, are as follows:

2025	$1,023
2026	6,243
2027	27
2028	1,293
2029	44
Thereafter	3,034
Total	$11,664

Note 9 Leases

As of September 30, 2025, the balance of our right-of-use (“ROU”) assets was $3.9 million, net and lease liabilities were $4.0 million, included in current portion, lease liability and lease liability, net of current portion. The maturity of our lease liabilities as of September 30, 2025 is as follows in (“000’s”):

Year	Finance	Operating
2026	$267	$1,136
2027	154	1,093
2028	54	506
2029	—	285
2030	—	171
Thereafter	—	736
Total undiscounted Lease Payments	475	3,927
Less: Present value discount	(14)	(357)
Total Lease Liability	$461	$3,570

Lease expense recognized on our leases is as follows in (“000’s”):

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024	Three months Ended September 30, 2025	Three months Ended September 30, 2024
Finance leases
Amortization expense	$118	$124	$46	$56
Interest expense	9	11	4	7
Operating leases
Straight-line rent expense	620	584	225	282
Total lease expense	$747	$718	$275	$345

The following summarizes additional information related to our leases for 2025 and 2024 in (“000’s”):

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Finance	Operating	Finance	Operating
Weighted-average remaining lease terms (years)	2.0	5.0	3.0	4.1
Weighted-average discount rate	4.53%	3.61%	3.91%	2.95%
ROU assets obtained in exchange for new lease liabilities	$180	$1,395	$219	$—

Note 10 Stockholders’ Equity

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

Series Z Preferred Stock:

A number of Brookstone entities controlled by Messrs. Lipman and Toporek control over 50% of the Company’s voting stock. In addition, as of September 30, 2025, one Brookstone entity, BP Peptides, LLC (“BP Peptides”), held a note from the Company in the combined principal and interest amount of $847,920. As of September 30, 2025, another Brookstone entity, Brookstone Partners Acquisition XXI Corporation (“Brookstone Acquisition”), held a note from the Company in the combined principal and interest amount of $1,089,222. Both notes had a maturity date of June 30, 2026.

On September 30, 2025, following approval by the Audit Committee of the Board, the Company and each of BP Peptides and Brookstone Acquisition (collectively, the “Brookstone Lenders”), entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Brookstone Lenders agreed to exchange their notes for shares of the Company’s newly created Series Z 8% Non-Convertible Preferred Stock (the “Series Z Preferred”). Based on the Nasdaq Official Closing Price of the Company’s Common Stock, $0.0005 par value per share (the “Common Stock”), of $1.32 on the day prior to the parties entering into the Exchange Agreement, BP Peptides will receive 642,364 Series Z Preferred shares and Brookstone Acquisition will receive 825,168 Series Z Preferred shares. Although the accompanying unaudited interim consolidated financial statements reflect the issuance of the Series Z shares, the formal share issuance process was not completed as of September 30, 2025.

On September 30, 2025, following Board approval, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware with up to three million five hundred thousand (3,500,000) Series Z Preferred shares being authorized for issuance.

Pursuant to the Certificate of Designation, the Series Z Preferred shares are not convertible into shares of Common Stock, have voting rights of one vote per share and will vote together as a single class with the Common Stock shareholders. Each share of Series Z Preferred will accrue cumulative dividends at a rate of eight percent (8%) per annum based on the $1.32 stated value per share of the Series Z Preferred, accruing daily and payable, at the sole option of the Board, either in cash or payment-in-kind via the issuance of further shares of Series Z Preferred. The Series Z Preferred shares are redeemable upon the earlier of the seven year anniversary of the issuance of the shares or the occurrence of a fundamental transaction (as defined in the Certificate of Designation).

Note 10 Stockholders’ Equity (cont.)

Recent Transactions

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

On July 29, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”), pursuant to which the Company authorized the issuance of senior secured convertible notes to the Buyer, in the aggregate original principal amount of up to $10,909,885, which are being issued with a 8.34% original issue discount (each, a “Convertible Note”). The first Convertible Note was issued in the original principal amount of approximately $3,272,966 (the “Convertible Note Financing”). The Convertible Notes are convertible into shares of common stock, $0.0005 par value per share (the “Common Stock”), in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $1.72. The Company received gross proceeds of $3,000,000, prior to the deduction of transaction related expenses, from the initial closing of the Convertible Note Financing. The Convertible Notes bear interest at a rate of 7.0% per annum. Principal and interest will be repaid in a series of equal quarterly installments.

Effective August 14, 2025, the conversion price per share of the Convertible Notes was amended to decrease the conversion price to $1.00 with regard to $1,363,736 of principal of the Convertible Note. The Company evaluated the amendment to the conversion price of the Convertible Notes accordance with ASC 470-50 and concluded that the amendment should be accounted for as a debt extinguishment because of a substantial change to the conversion feature. The total fair value of the portion of the Convertible Notes with amendment to the conversion price on the date of the amendment was $1,759,219 which resulted in the recognition of a loss on extinguishment of $652,161 in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2025.

On October 22, 2025, the Company issued to the Buyer a second Convertible Note in the original principal amount of $3,545,712 (the “Second Note”). The Second Note is convertible into shares of common stock, $0.0005 par value per share, in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $1.10. The Company received gross proceeds of $3,250,000, prior to the deduction of transaction-related expenses, from the closing of the Second Note.

The Second Note bears interest at a rate of 7.0% per annum. Principal and interest under the Second Note will be repaid in a series of equal quarterly installments.

Note 11 Segment Information

The Company has two operating and reportable segments which consists of the operations of TotalStone and Carolina Stone Holdings. The Company also has corporate-level activity, which is included in Capstone Holding Corp. (“Capstone” or “the Parent”) which consists primarily of board fees and, investor relations, filing, legal, insurance, accounting and consulting expenses and other non-operating income and expenses not identifiable and allocated to TotalStone or Carolina Stone Holdings. The Parent balance sheet information includes cash and cash equivalents, net deferred tax asset, debt and other assets and liabilities which are also not identifiable to the operations of TotalStone.

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

The following tables present financial information regarding the Company’s reportable segment reconciled to the Company’s consolidated totals.

	Three Months Ended September 30,
	2025					2024
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Parent	Carolina Stone Holdings	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$12,697	$957	$—	$—	$13,654	$12,318	$—	$—	$—	$12,318
Cost of goods sold	9,680	720	—	—	10,400	9,325	—	—	—	9,325
Gross Profit	3,017	237	—		3,254	2,993	—	—	—	2,993
Selling, general and administrative expenses	2,470	298	602	—	3,370	2,388	252	—	(60)	2,580
Transaction Expenses	34	—	618	—	652	—	—	—	—	—
Income (loss) from operations	$513	(61)	$(1,220)	$—	$(768)	$605	$(252)	$—	$60	$413
Loss on extinguishment of debt	—	—	(652)		(652)	—	—	—	—	—
Interest expense	(416)	(8)	(170)	—	(594)	(353)	(21)	—	—	(374)
Other income (expense) net	—	—	—	—	—	—	60	—	(60)	—
Income (loss) from operations before taxes	$97	(69)	$(2,042)	$—	$(2,014)	$252	$(213)	—	$—	$39

Other financial information:
Depreciation & amortization	$111	7	$—	$—	$118	$125	$—	—	$—	$125
Capital expenditures	—	—	—	—	—	19	—	—	—	19

	Nine Months Ended September 30,
	2025					2024
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Parent	Carolina Stone Holdings	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$33,448	$957	$—	$—	$34,405	$34,563	$—	$—	$—	$34,563
Cost of goods sold	25,976	720	—	—	26,696	27,062	—	—	—	27,062
Gross Profit	7,473	237	—	—	7,709	7,501	—	—	—	7,501
Selling, general and administrative expenses	7,414	298	2,011	(210)	9,513	7,540	431	—	(180)	7,791
Transaction Expenses	34	—	618	—	652	—	—	—	—	—
Income (loss) from operations	$24	$(61)	$(2,629)	$210	$(2,456)	$(39)	$(431)	$—	$180	$(290)
Loss on extinguishment of debt	—	—	(652)	—	(652)	—	—	—	—	—
Interest expense	(1,112)	(8)	(214)	—	(1,334)	(1,098)	(50)	—	—	(1,148)
Other income (expense) net	150	—	60	(210)	—	—	180	—	(180)	—
Income (loss) from operations before taxes	$(938)	$(69)	$(3,435)	$—	$(4,442)	$(1,137)	$(301)	—	$—	$(1,438)

Other financial information:
Depreciation & amortization	$341	$7	$—	$—	$348	$366	$—	—	$—	$366
Capital expenditures	2	—	—	—	2	101	—	—	—	101

	As of September 30, 2025					As of December 31, 2024
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Total assets	$44,176	$6,240	$11,191	$(3,123)	$58,483	$40,468	$—	$7,858	$(1,105)	$47,221

Note 12 Subsequent Events

On October 5, 2025, the conversion price with regard to the entire principal of the convertible note issued on July 29, was decreased to $1.00 per share starting on October 6, 2025 through the maturity date. The Company recognized an additional $845,000 loss on debt extinguishment in October 2025 for the effect of this change in the conversion price.

As more fully disclosed in Note 10, on October 22, 2025 the Company issued a convertible note in the original principal amount of $3,545,712 The Company received gross proceeds of $3,250,000, prior to the deduction of transaction-related expenses.

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

Through TotalStone, the Company also operates Carolina Stone Products, a distributor and installer of stone and masonry products serving the Southeastern United States. From two strategic locations in Raleigh and Charlotte, North Carolina, Carolina Stone Products provides showroom, warehouse, and staging-yard capabilities that support both direct-to-builder installations and distribution to regional dealers. The addition of Carolina Stone Products enhances Instone’s service capacity, extends our geographic coverage, and strengthens relationships with builders and distributors in a growing regional market.

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

On August 22, 2025, the Company completed its membership interest purchase agreement of the Carolina Stone Holdings. The aggregate purchase price of the Holdings Membership Interest is (i) $2,625,000 in cash, subject to adjustment set forth in Section 2.6 of the Membership Purchase Agreement, plus (ii) a seller note in the original principal amount of $1,250,000, plus (iii) the amount payable pursuant to the terms of the earn-out agreement. The Company transferred $2,501,500 in cash to the Seller, representing the aggregate purchase price of $2,625,000 less $123,000 for the preliminary working capital adjustment as set forth in Section 2.6 of the Purchase Agreement.

Equity Line of Credit

On May 14, 2025, we entered into a purchase agreement with the Equity Line Investor (as defined in Note 9 to the consolidated financials statements included in this Quarterly Report), pursuant to which the Equity Line Investor committed to purchase up to $20.0 million in shares of our Common Stock, subject to certain limitations and conditions as described in Note 4.

On June 26, 2025, the Company and the Equity Line Investor entered into a first amendment to the Purchase Agreement as described in Note 10 to the consolidated financials statements included in this Quarterly Report.

Convertible Note Financing

On July 29, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”), pursuant to which the Company authorized the issuance of senior secured convertible notes to the Buyer, in the aggregate original principal amount of up to $10,909,885, which are being issued with a 8.34% original issue discount (each, a “Convertible Note”). The first Convertible Note was issued in the original principal amount of approximately $3,272,966 (the “Convertible Note Financing”). The Convertible Notes are convertible into shares of our common stock, in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $1.72. The Company received gross proceeds of $3,000,000, prior to the deduction of transaction related expenses, from the initial closing of the Convertible Note Financing. Concurrently with the Convertible Note Financing and the Purchase Agreement, the Company entered into a registration rights agreement and a security agreement with the Buyer.

On August 14, 2025, pursuant to Section 7(h) of the Conversion Note, the Company and the Buyer agreed, pursuant to a Conversion Price Voluntary Adjustment Notice executed by both parties, to reduce the Conversion Price of the Convertible Note with regard to $1,363,836 of principal of the Convertible Note to $1.00 per share starting on October 6, 2025 through the maturity date of the Convertible Note.

On October 5, 2025, pursuant to Section 7(h) of the Conversion Note, the Company and the Buyer agreed, pursuant to a Conversion Price Voluntary Adjustment Notice executed by both parties, to reduce the Conversion Price of the Convertible Note with regard to the entire principal of the Convertible Note to $1.00 per share starting on October 6, 2025 through the maturity date of the Convertible Note. The Company recognized an additional $845.0 thousand loss on debt extinguishment in October 2025 for the effect of this change in the conversion price.

On October 22, 2025, the Company issued to the Buyer a second Convertible Note in the original principal amount of $3,545,712.42 (the “Second Note”). The Second Note is convertible into shares of Common Stock, $0.0005 par value per share (the “Common Stock”), in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $1.10. The Company received gross proceeds of $3,250,000, prior to the deduction of transaction-related expenses, from the closing of the Second Note.

Exchange Agreement and Series Z Preferred Stock Certificate of Designation

The Chief Executive Officer of the Company, Matthew Lipman and the Chairman of the Board of Directors of the Company (the “Board”), Michael Toporek, control Brookstone Partners (“Brookstone”), a private equity group with 25 years of deep expertise in building products investments.

A number of Brookstone entities controlled by Messrs. Lipman and Toporek control over 50% of the Company’s voting stock. In addition, as of September 30, 2025, one Brookstone entity, BP Peptides, LLC (“BP Peptides”), held a note from the Company in the combined principal and interest amount of $847,920. As of September 30, 2025, another Brookstone entity, Brookstone Partners Acquisition XXI Corporation (“Brookstone Acquisition”), held a note from the Company in the combined principal and interest amount of $1,089,222. Both notes had a maturity date of June 30, 2026.

On September 30, 2025, following approval by the Audit Committee of the Board, the Company and each of BP Peptides and Brookstone Acquisition (collectively, the “Brookstone Lenders”), entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Brookstone Lenders agreed to exchange their notes for shares of the Company’s newly created Series Z 8% Non-Convertible Preferred Stock (the “Series Z Preferred”). Based on the Nasdaq Official Closing Price of the Company’s common stock, $0.0005 par value per share (the “Common Stock”), of $1.32 on the day prior to the parties entering into the Exchange Agreement, BP Peptides will receive 642,364 Series Z Preferred shares and Brookstone Acquisition will receive 825,168 Series Z Preferred shares. Although the unaudited interim consolidated financial statements included in this Form 10-Q reflect the issuance of the Series Z shares, the formal share issuance process was not completed as of September 30, 2025.

On September 30, 2025, following Board approval, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware with up to three million five hundred thousand (3,500,000) Series Z Preferred shares being authorized for issuance.

Pursuant to the Certificate of Designation, the Series Z Preferred shares are not convertible into shares of Common Stock, have voting rights of one vote per share and will vote together as a single class with the Common Stock shareholders. Each share of Series Z Preferred will accrue cumulative dividends at a rate of eight percent (8%) per annum based on the $1.32 stated value per share of the Series Z Preferred, accruing daily and payable, at the sole option of the Board, either in cash or payment-in-kind via the issuance of further shares of Series Z Preferred. The Series Z Preferred shares are redeemable upon the earlier of the seven year anniversary of the issuance of the shares or the occurrence of a fundamental transaction (as defined in the Certificate of Designation)

Components of Results of Operations

Sales

Our sales primarily consist of distributing manufactured and natural stone cladding products, natural stone landscape products, and related goods for residential and commercial construction through a dealer network in 32 states in the Midwestern, Northeastern and Southeastern United States. For distribution sales the Company recognizes revenue when control over the products has been transferred to the customer, and the Company has a present right to payment. For installation and project-based work, the Company recognizes revenue over time as performance obligations are satisfied. For production and custom residential jobs, revenue is generally recognized upon completion, as substantially all projects are short-term in nature. A small portion of commercial projects are recognized based on progress toward completion, typically through monthly billings.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes the purchase price of material, freight, miscellaneous import fees (if applicable), warranty and other expenses that are directly attributable to our distributed, fabricated and installed products. The Company also includes amounts billed to customers related to shipping and handling and shipping and handling expenses in cost of goods sold.

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

Other Income and Expenses

Other income and expenses consist primarily of management fees and interest expenses on our line of credit and debt.

Results of Operations

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the three and nine months ended September 30, 2025 and 2024 in thousands:

Results of Operations Comparing Three Months Ended September 30, 2025 to 2024.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net Sales	$13,654	$12,318	$1,336	11%
Cost of goods sold	10,400	9,325	1,075	12%
Gross profit	3,254	2,993	261	9%

Operating expenses:
Selling, General and administrative	3,370	2,580	790	31%
Transaction expense	652	—	652	—%
Income (loss) from operations	(768)	413	(1,181)	(286)%
Loss on extinguishment of debt	(652)	—	(652)	—%
Interest and other expense, net	(594)	(374)	(220)	(59)%
Income tax expense	—	(5)	5	—%
Net loss	$(2,014)	$34	$(2,048)	(6024)%

Sales

Sales were $13.7 million for the three months ended September 30, 2025 compared to $12.3 million for the three months ended September 30, 2024. Revenue increased between the three months ended September 30, 2025 and 2024 by $1.3 million. The $1.3 million increase was primarily attributable to the acquisition of Carolina Stone Holdings, which contributed approximately $957.0 thousand of incremental revenue during the period.

Cost of goods sold

Cost of goods sold increased by $1.1 million, or 12%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The increase in cost of goods sold was driven primarily by an increase in sales of $1.3 million primarily attributable to the acquisition of Carolina Stone Holdings.

Gross profit margin decreased from 24.3% for the three months ended June 30, 2024 to 23.8% for the three months ended September 30, 2025.

Selling general and administrative expenses

Selling general and administrative expenses increased by $790.0 thousand, or 31.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase results primarily from an increase in investor relations of $510.0 thousand and the acquisition of Carolina Stone Holdings.

Transaction expenses

Transaction expenses increased by $652.0 thousand for the three months ended September 30, 2025. The increase is related to transaction expenses for the Company’s acquisition expenses.

Loss on extinguishment of debt

Loss on extinguishment of debt increased by $652.0 thousand for the three months ended September 30, 2025. The increase relates to a substantial change to the conversion feature of the Company’s Convertible Notes in accordance with ASC 470-50 (see Note 10).

Interest expense

Interest expense increased by $220.0 thousand, or 59%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is largely attributed to the amortization of debt costs related to our Convertible Note issued on July 29, 2025.

Income Tax Expense

Income tax expense decreased by $5.0 thousand or 100% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Results of Operations Comparing Nine Months Ended September 30, 2025 to 2024.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands)
Net Sales	$34,405	$34,563	$(158)	—%
Cost of goods sold	26,696	27,062	(366)	(1)%
Gross profit	7,709	7,501	208	3%

Operating expenses:
Selling, General and administrative	9,513	7,790	1,723	22%
Transaction expenses	652	—	652	—%
Loss from operations	(2,456)	(290)	(2,166)	(747)%
Loss on extinguishment of debt	(652)	—	(652)	—%
Interest and other expense, net	(1,334)	(1,148)	(186)	(16)%
Income tax expense	—	(22)	22	—%
Net loss	$(4,442)	$(1,460)	$(2,982)	(204)%

Sales

Sales were $34.4 million for the nine months ended September 30, 2025 compared to $34.6 million for the nine months ended September 30, 2024. Revenue decreased between the nine months ended September 30, 2025 and 2024 by $158.0 thousand.

Cost of goods sold

Cost of goods sold decreased by $366.0 thousand, or 1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Selling general and administrative expenses

Selling general and administrative expenses increased by $1.7 million, or 22.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase results primarily from an increase in investor relations of $1.0 million and the acquisition of Carolina Stone Holdings.

Transaction expenses

Transaction expenses increased by $652.0 thousand or 100% for the nine months ended September 30, 2025. The increase is related to transaction expenses for the Company’s acquisition expenses.

Loss on extinguishment of debt

Loss on extinguishment of debt increased by $652.0 thousand for the nine months ended September 30, 2025. The increase relates to a substantial change to the conversion feature of the Company’s Convertible Notes in accordance with ASC 470-50 (see Note 10).

Interest expense

Interest expense increased by $186.0 thousand, or 16%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is largely attributed to the amortization of debt costs related to our Senior Convertible Note.

Income Tax Expense

Income tax expense decreased by $22.0 thousand or 100% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

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

The following table is a summary of TotalStone’s operating results through operating income (loss) reconciled to the Company’s consolidated totals with the inclusion of Parent and eliminating amounts:

	Three Months Ended September 30,
	2025					2024
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$12,697	$957	$—	$—	$13,654	$12,318	$—	$—	$—	$12,318
Cost of goods sold	9,680	$720	—	—	10,400	9,325	—	—	—	9,325
Gross Profit	3,017	237	—	—	3,254	2,993	—	—	—	2,993
Selling, general and administrative expenses	2,470	298	602	—	3,370	2,388	—	252	(60)	2,580
Transaction Expenses	34	—	618	—	652	—	—	—	—	—

Income (loss) from operations	$513	$(61)	$(1,220)	$—	$(768)	$605	$—	$(252)	$60	$413
Other financial information:
Depreciation & amortization included in SG&A expenses	$111	$7	$—	$—	$118	$125	$—	$—	$—	$125

	Nine Months Ended September 30,
	2025					2024
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$33,448	$957	$—	$—	$34,405	$34,563	$—	$—	$—	$34,563
Cost of goods sold	25,976	720	—	—	26,696	27,062	—	—	—	27,062
Gross Profit	7,472	237	—	—	7,709	7,501	—	—	—	7,501
Selling, general and administrative expenses	7,414	298	2,011	(210)	9,513	7,540	—	431	(180)	7,791
Transaction Expenses	34	—	618	—	652	—	—	—	—	—
Income (loss) from operations	$24	$(61)	$(2,629)	$210	$(2,456)	$(39)	$—	$(431)	$180	$(290)

Other financial information:
Depreciation & amortization included in SG&A expenses	$341	$7	$—	$—	$348	$366	$—	$—	$—	$366

The above discussion of consolidated operating results through operating income (loss) is in substance the operating results of TotalStone for the comparable periods presented. The elimination of selling, general and administrative expenses reflect the elimination of management fees incurred by TotalStone and earned by the Company. The Company classifies the management fee income earned as a component of net non-operating income (expense) and the corresponding income is also eliminated in the Company’s consolidated results.

Liquidity and Capital Resources

Working capital excluding the current portion of long-term debt was $2.8 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively. The $700.0 thousand increase in working capital is primarily attributable to an increase in accounts receivable, inventory and cash; offset by accounts payable and an increase in our revolving line of credit.

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

In 2024, the Company was not in compliance with certain of the Revolver’s financial covenants which have been waived by our lender. As of September 30, 2025, the Company was in compliance with the Revolver’s financial covenant as of the issuance date of these interim consolidated financial statements. In June 2025, the Company executed an amendment to the Revolver that extended the maturity date from April 2025 to December 2025. The Company believes the Revolver will continue to be available and the longer-term extension will be executed with financial covenants aligned to the Company’s anticipated future results.

The liquidity of the Company is largely dependent on our ability to borrow funds on our Revolver. The longer-term extension of the Revolver and future compliance with financial covenants are subject to risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations. The Company currently believes that it will have sufficient working capital to operate for a period of at least one year from the issuance date of the September 30, 2025 interim consolidated financial statements based on future expected results. Future acquisitions may be financed through other forms of financing that will depend on existing conditions.

Seasonality

The Company historically experiences higher sales during our second and third quarters due to the favorable weather in the Midwestern and Northeastern United States for new construction and remodeling.

Summary of Cash Flows

The following table summarizes our cash flows for each of the periods presented:

(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash provided by (used in) operating activities	$(3,992)	$1,087
Net cash used in investing activities	(2,441)	(101)
Net cash provided by (used in) financing activities	7,152	(1,024)
Net increase (decrease) in cash	$719	$(38)

Cash Flows from Operating Activities

Net cash used in operating activities was $4.0 million for the nine months ended September 30, 2025, primarily resulting from our net loss of $4.9 million, offset by $956.0 thousand provided by changes in our working capital and non-cash expenses.

Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2024, primarily resulting from our net loss of $1.5 million; offset by $2.6 million provided by changes in our working capital and non-cash expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.4 million for nine months ended September 30, 2025, primarily attributable to the Company’s acquisition of Carolina Stone Holdings.

Net cash used in investing activities was $101.0 thousand for the nine months ended September 30, 2024. These cash outflows were related to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.2 million for the nine months ended September 30, 2025. The cash inflow was a result of funds received from our public offering of $3.3 million, proceeds from debt issuance $3.0 million and a net increase in our line of credit of $2.0 million, offset by the repayment of term debt of $975.0 thousand.

Net cash used in by financing activities was $1.0 million for the nine months ended September 30, 2024. The cash out was primarily related to the repayment of term debt of $750.0 thousand.

Funding Requirements

We currently expect to use some of the net proceeds of our March 2025 Public Offering primarily for organic growth, by expanding the breadth of our distribution network by both geography and new products, and inorganic growth via rapid acquisition program of building products distributors and manufacturers whose distribution core can be fortified to expand their footprint.

The Company, as described in Note 10 to the consolidated financials statements included in this Quarterly Report and in the Recent Developments section of this Management’s Discussion and Analysis, received $6,250,000 in gross proceeds pursuant to the Convertible Note Financing. In addition, as described in Note 5, the Company may receive up to $20.0 million from the sale of the Equity Line Securities to the Equity Line Investor. The Company plans to raise additional funds to finance the growth of our operations through equity financing or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.

Off-Balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, have not materially changed. For the quarter ended September 30, 2025, we added the following two critical accounting policies and Significant Judgments and Estimates to Note 3 in the footnotes to the consolidated financial statements: Business Combinations and Convertible Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

Insider trading arrangements and policies.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
2.1	Membership Interest Purchase Agreement, by and between Capstone Holding Corp., D22L, Inc., David Clary, and Stuart Powell (incorporated by reference to exhibit 2.1 to current report on Form 8-K filed with the SEC on August 18, 2025)
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock (incorporated by reference to exhibit 3.1 to current report on Form 8-K filed with the SEC on October 6, 2025)
10.1	Form of Securities Purchase Agreement, by and between Capstone Holding Corp. and the Buyer (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on August 4, 2025)
10.2	Form of Senior Secured Convertible Note (incorporated by reference to exhibit 10.2 to current report on Form 8-K filed with the SEC on August 4, 2025)
10.3	Form of Registration Rights Agreement, by and between Capstone Holding Corp. and the Buyer (incorporated by reference to exhibit 10.3 to current report on Form 8-K filed with the SEC on August 4, 2025)
10.4	Form of Security Agreement, by and between Capstone Holding Corp. and the Buyer (incorporated by reference to exhibit 10.4 to current report on Form 8-K filed with the SEC on August 4, 2025)
10.5	Conversion Price Voluntary Adjustment Notice (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on August 15, 2025)
10.6	Exchange Agreement by and among Capstone Holding Corp., BP Peptides, LLC, and Brookstone Partners Acquisition XXI Corporation, dated September 30, 2025 (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on October 6, 2025)
10.7	Conversion Price Voluntary Adjustment Notice, dated October 5, 2025 (incorporated by reference to exhibit 10.2 to current report on Form 8-K filed with the SEC on October 6, 2025)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE HOLDING CORP.

Date: November 18, 2025	By:	/s/ Matthew E. Lipman
Matthew E. Lipman
Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2025	/s/ Edward Schultz
Edward Schultz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)