Form 10-K
period 2025-12-31
Capstone Holding Corp.
filed 2026-04-16
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The registrant had 11,453,707 shares of its common stock, par value $0.0005, issued and outstanding as of April 15, 2026.

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

ii

PART I

ITEM 1. BUSINESS

Our Company

Capstone Holding Corp. ("Capstone," "we," "us," or the "Company") is a national, technology-enabled building products distribution and installation platform. Through our three operating subsidiaries — Instone (a trade name of TotalStone, LLC (dba “Instone”)), Canadian Stone Industries (operated through Fraser Canyon Holdings Inc. and its subsidiaries, collectively "CSI"), and Carolina Stone (operated through Carolina Stone Holdings, LLC and its subsidiary, Carolina Stone Distributors, LLC) — we distribute and install thin veneer stone, natural stone, manufactured stone, and related masonry and hardscape products for residential and commercial construction markets across 38 U.S. states and two Canadian provinces.'

Instone, founded over 30 years ago, is the largest wholesale distributor of thin veneer masonry products in the United States, operating from five distribution centers in the Northeast, Midwest, Mid-Atlantic, and West Coast. CSI is a leading wholesale distributor of natural and manufactured stone products in Canada, operating from two locations in British Columbia and Ontario. Carolina Stone distributes and installs thin veneer stone and related masonry products for residential, commercial, and multi-family projects in the Southeast United States from two locations in North Carolina. Together, our platform offers over 3,000 SKUs across nine warehouse and distribution center locations, serving a diverse base of masonry dealers, contractors, builders, and homeowners.

We are committed to being the preferred partner for our customers by providing high-quality products, expert support, and exceptional service. Our success is driven by our deep industry expertise, long-standing customer and supplier relationships, an expanding North American footprint, digital infrastructure that supports our customers and a relentless focus on operational excellence.

Our Business Strategy and Operating Model

Capstone Long-Term Growth Strategy.    Our long-term growth strategy is built on the foundational strengths of our operating subsidiaries and the strategic opportunities available in the building products distribution and manufacturing industry. Our strategy has the following characteristics:

Deep Team.    Capstone is controlled by Brookstone Partners, a private equity group with 25 years of deep expertise in building products investment. Brookstone Partners is controlled by Matthew Lipman, our chief executive officer, a member of our board of directors, and Michael Toporek, the chairman of our board. The Capstone leadership team includes seasoned operating executives and building products acquisition and investment professionals. Capstone’s leadership team includes its Lead Independent Director, Charles “Chuck” Dana. Mr. Dana spent 19 years at Owens Corning, a leading building materials company. At Owens Corning, Mr. Dana held various positions including Controller, President Global Composites and then Group President Building Materials. In addition, from the Company’s acquisition of Instone in April 2020 through December 31, 2025, Instone’s revenues have increased from approximately $32.2 million to approximately $44.2 million. In February 2008, a Brookstone Partners affiliate invested $8.8 million in Woodcrafter’s Home Products Holdings LLC. Brookstone’s team worked with Woodcrafter’s management to grow earnings and Brookstone completed the sale of all of its interests in Woodcrafter’s for $32 million in December 2013. The ability to identify, acquire and integrate acquisition candidates is a critical skill set to augment the operating expertise that drives organic growth. The current operating company has successfully executed multiple acquisitions and integrations, laying a solid foundation for continued expansion.

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

Experience integrating acquisitions.    Since 2006, the Company has successfully integrated six acquisitions. The team believes the Company has the resources and expertise to continue to integrate acquisitions successfully.

Geographic distribution footprint.    The current service area of the Company, which includes 38 U.S. states and two Canadian provinces, provides a good basis on which to make both “scale” and “scope” acquisitions.

Growth Premium.    As Capstone continues to scale, growing its EBITDA, we anticipate benefiting from valuation premiums associated with increased size. This growth, coupled with consistent earnings performance, is expected to drive substantial shareholder value and enhance our market positioning.

During fiscal year 2025, the Company completed two material acquisitions that significantly expanded its geographic footprint, product offerings, and revenue base:

Fraser Canyon Holdings Inc. / Canadian Stone Industries. On December 1, 2025, through its indirect subsidiary Instone Canada Corp., the Company acquired 100% of the outstanding equity interests of Fraser Canyon Holdings, Inc. (“FCHI”) and substantially all assets of Continental Stone Industries, Inc. (“CSIA”), collectively the CSI business. FCHI is the parent company of Canadian Stone Industries Partnership (“CSIP”), Canadian Stone Industries Inc. (“CSII”), and CSIA, which together distribute natural and manufactured stone products wholesale from locations in Langley, British Columbia, North York, Ontario, and San Leandro, California. Effective at the closing of the CSI acquisition, the San Leandro, California operations were integrated into Instone’s U.S. distribution network; the CSI business today operates from two locations in British Columbia and Ontario. The purchase consideration for the combined Fraser Canyon Acquisition consisted of: (i) C$6,200,000 in cash (approximately US$4,447,000 at the closing-day exchange rate of US$1.00 = C$1.3943), of which approximately US$459,000 (C$647,000) represented the Continental Cash Purchase Price paid by TotalStone, LLC for the CSIA Asset Purchase, less a working capital reduction of C$473,189 (approximately US$339,000) that reduced the Cash Purchase Price payable to the FCHI sellers; (ii) a First SPA Note in the principal amount of C$1,600,000 (approximately US$1,148,000), maturing March 31, 2027; (iii) a Second SPA Note in the principal amount of C$2,000,000 (approximately US$1,434,000), maturing December 1, 2028; and (iv) contingent earn-out consideration of up to C$3,000,000 (approximately US$2,152,000) based on Average EBITDA during the 2026–2027 and 2027–2028 measurement periods. The acquisition-date fair value of the contingent earn-out consideration, as determined with the assistance of Loop Capital, was approximately US$100,000 and is reflected in the purchase price allocation (see Note 4). The seller notes, working capital adjustment, and earn-out provisions relate solely to the FCHI Share Purchase. U.S. dollar amounts have been translated from Canadian dollars at the closing-day exchange rate of US$1.00 = C$1.3943. This acquisition marked the Company's entry into the Canadian market and the U.S. West Coast, and is reported within the Company's Instone/TotalStone segment. FCHI reported net revenue of $16.4 million for the year ended December 31, 2024.

Carolina Stone Holdings, LLC. On August 22, 2025, through its indirect subsidiary CS Purchase Holdings, LLC, the Company acquired 100% of the membership interests of Carolina Stone Holdings, LLC (“CSH”). CSH, together with its subsidiary Carolina Stone Distributors, LLC, operates a stone distribution and installation business under the trade name “Carolina Stone Products” in the Raleigh-Durham and Charlotte, North Carolina markets. The aggregate purchase consideration consisted of (i) $2,625,000 in cash, subject to a working capital adjustment, (ii) a seller note in the original principal amount of $1,250,000, and (iii) contingent earn-out consideration of up to $825,000 (acquisition-date fair value of approximately $250,000), payable based on Carolina Stone’s achievement of specified Adjusted EBITDA thresholds during the fiscal years ending December 31, 2025, 2026, and 2027. The final working capital true-up resulted in additional cash consideration of $76,500 paid at closing and $200,000 released from holdback in December 2025, plus $56,047 added to the seller note principal, for total cash consideration of $2,758,000. Aggregate purchase consideration, including the earn-out at fair value, was approximately $4.2 million. The acquisition was financed in part with proceeds from the Company’s convertible note facility. Carolina Stone’s operations include both wholesale distribution and professional stone installation services for residential, commercial, and multi-family construction projects, and are reported in the Company’s Carolina Stone segment.

Capstone intends to drive sustainable growth, expand its geographic presence in the building products industry, and deliver superior value to its customers, shareholders, and other stakeholders. We expect to work with our businesses to achieve this through the following strategic pillars:

Expand Market Presence.    We are committed to expanding our geographic footprint, increasing penetration in existing markets, and entering new, underserved regions. Our sales and marketing team continues to seek new opportunities to onboard customers in markets we are not currently servicing. In 2025, we onboarded customers in 6 new states, which are included in our distribution network of 38 U.S. states and two Canadian provinces. We will achieve this through both organic growth and strategic acquisitions that complement our existing business and provide opportunities to broaden our product offerings and customer base.

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

Strategic Distribution Network.    Our strategically located distribution centers enable us to serve 38 U.S. states and two Canadian provinces with speed and efficiency. Our nine distribution and warehouse facilities across the United States and Canada are designed to optimize inventory management, reduce lead times, and ensure that our customers have access to the products they need, when they need them. Our expanded North American distribution network is a key competitive advantage that supports our market position and provides a robust base for integrating additional distributors or manufacturers.

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

Industry Overview

The building products industry in the United States is an essential segment of the broader construction market, contributing to both the structural integrity and aesthetic enhancement of buildings. The stone veneer subsector comprises several key segments, including natural stone, manufactured stone, and masonry products, each serving distinct roles within the construction process. The North American stone and masonry products industry represents a significant segment of the broader building products market, with continued growth expected to be supported by demand in both residential and commercial construction, as well as ongoing trends towards sustainability and enhanced building aesthetics.

Market Dynamics

Residential Construction Growth.    The new residential construction market, a significant driver of demand in the stone industry, has softened as interest rates have increased. This is also in part driven by the timing of weakening new single and multi-family construction and renovation spending. New construction activity is sensitive to interest rate trends and housing supply dynamics. With a significant backlog of units authorized but not yet started, changes in interest rates could influence construction timing and spending patterns.

Renovation and Remodeling.    The renovation and remodeling market has seen substantial growth, particularly following the COVID-19 pandemic, which spurred increased investment in home improvement. In 2022, U.S. homeowners spent over $500 billion on renovation projects, with a significant portion directed towards exterior upgrades and outdoor living spaces. Thin veneer stone, known for its durability and aesthetic versatility, is increasingly favored for these applications. Remodeling activity has been influenced by interest rate trends and the normalization of pandemic-era savings patterns. Industry forecasts generally point to a recovery in remodeling spend driven by pent-up demand, home equity access, and aging housing stock.

Commercial Construction.    The commercial construction sector, particularly in hospitality, retail, and office buildings, continues to present growth opportunities for the stone industry. Stone products are highly valued in commercial construction for their durability, fire resistance, and ability to convey a sense of luxury. Continued investment in commercial construction is expected to support ongoing demand for stone and masonry products.

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

Outlook for 2026 and Beyond

Near-term residential construction activity is expected to remain relatively flat as the market contends with elevated mortgage rates and affordability pressures, though a persistent national housing deficit and growing repair-and-remodel spending provide a supportive baseline for building materials demand. The global natural stone market is projected to grow at a compound annual growth rate of approximately 4–5% through 2031, and companies with broad product assortments serving both new construction and renovation channels are well-positioned to benefit.

Our Competitive Strengths

Capstone’s success is underpinned by several competitive strengths that differentiate us in the market:

Extensive Product Offering.    With over 3,000 SKUs, we offer one of the most comprehensive selections of stone products in the industry, including a variety of manufactured and natural stone options. Our diverse product line allows us to meet the needs of a broad customer base and cater to a wide range of construction applications.

Optimized Distribution Network.    Our nine distribution and warehouse facilities across seven states and two Canadian provinces enable us to efficiently serve customers throughout the eastern and midwestern United States and key Canadian markets. Instone operates five facilities in Massachusetts, New Jersey, Ohio, California and Illinois; Carolina Stone operates two facilities in North Carolina; and CSI operates facilities in British Columbia and Ontario. These strategically located facilities are designed to optimize inventory management and reduce delivery times, ensuring that our customers receive the products they need when they need them.

Strong Customer Relationships.    We have cultivated deep and lasting relationships with our customers, including some of the largest and most respected names in the construction industry. Our ability to provide a one-stop shop for stone and masonry products, combined with our commitment to service excellence, has made us a trusted partner for over 1,000 active customers across our three operating subsidiaries.

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

Product Categories

The Company offers a diverse range of stone and masonry products through its three operating subsidiaries, organized into the following categories: (i) manufactured stone veneer, including Cultured Stone®, Dutch Quality Stone®, and our proprietary Toro Stone™ brand; (ii) natural stone, including Pangaea Stone® and our Interloc™ panelized stone system; (iii) mechanically attached stone veneer systems, including Beon Stone with its patented D-Rain™ moisture management system; (iv) landscape and hardscape products, including our Aura™ Natural Landscapes line of pavers, steps, and coping; and (v) modular masonry fireplaces under the Isokern® brand. These product categories enable the Company to serve as a consolidated sourcing platform for masonry dealers, contractors, and builders across residential and commercial construction markets.

Customers and Markets

Capstone serves a diverse customer base, including masonry dealers, brick distributors, landscape yards, hearth and home dealers, building material dealers, contractors, builders, and homeowners. We have built strong, long-lasting relationships with our customers, who rely on us for our extensive product selection, reliable delivery, and expert support.

Our primary markets include residential and commercial construction, with a focus on both new construction and repair-and-remodel projects. We serve customers across the United States and Canada through our three operating subsidiaries.

Sales and Marketing

Our sales and marketing efforts are centered on building strong relationships with our customers and promoting the benefits of our products and services provided on our business to business website, allowing customers to review inventory, pricing, our route truck delivery, and place orders without worrying about the logistics. We believe giving customers the ability to see all of these options in one website differentiates Instone from other suppliers. We employ a direct sales force that works closely with customers to understand their needs and provide personalized service. Our sales team is supported by a marketing team that develops targeted campaigns, product promotions, and educational materials. We give customers the ability to buy the quantities they need across many product lines instead of needing to buy a single product line from different manufacturers or quarries. Giving customers this ability we believe helps them manage their cash and allows them to, in turn, offer a higher level of service to their own customers.

We also invest in digital marketing, including our websites, social media, and online advertising, to reach a broader audience and generate leads. The Company operates www.instoneco.com as a key resource for customers, www.carolinastoneproducts.com for Carolina Stone, www.allthingsstone.com for CSI, www.budsboneyard.com to sell discounted products, www.torostone.com to market our proprietary manufactured stone veneer brand, and www.indigital-media.com to promote our digital media capabilities.

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

We compete with both large national distributors and smaller regional players, as well as manufacturers, quarry operators and brokers. In Canada, CSI competes with regional wholesale distributors. In the Southeast installation and distribution market, Carolina Stone competes with numerous smaller regional and local competitors. Our ability to offer a one-stop shop for stone and masonry products, combined with our focus on operational efficiency and customer satisfaction, gives us a competitive advantage.

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

Following our 2025 acquisitions, the Company sources products from an expanded network of domestic and international suppliers. Key supplier relationships now include Eldorado Stone, Cultured Stone (Boral), Dutch Quality Stone, Pangaea Natural Stone, Stonecraft, and Horizon Stone, among others. Horizon Stone is a new supplier relationship established through the Carolina Stone acquisition. Our combined nine distribution and warehouse facilities are strategically positioned to serve markets across North America.

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

Employees

As of December 31, 2025, the Company and its subsidiaries employed approximately 93 full-time employees and 3 independent contractors across our corporate office and nine distribution, warehouse, and installation facilities. This includes approximately 44 employees at Instone, 23 employees at Carolina Stone (including installation crews), and 29 employees at CSI. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Seasonality

The Company historically experiences higher sales during its second and third quarters due to the favorable weather in the Midwestern, Northeastern, and Southeastern United States and in Canada for new constructions and remodels. The seasonal impact on consolidated results does not change materially as a result of the 2025 acquisitions.

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

Contingent on the Company raising at least $3,000,000 in gross proceeds from an offering priced on or prior to March 10, 2025 (the “Restructuring Condition”), a series of restructuring transactions were to take place. The Company raised $5,000,000 in gross proceeds from the Public Offering (as defined below), which closed on March 7, 2025, satisfying the Restructuring Condition. On the Restructuring Date, the Company acquired 100% of the equity interests of TotalStone.

TotalStone Management Agreement

On April 1, 2020, the Company and TotalStone entered into a Management Agreement (as defined below) (the "TotalStone Management Agreement"), whereby Capstone agreed to provide advisory services to TotalStone for (i) a monthly fee of $20,000; and (ii) an upside fee, calculated annually and equal to 7% of income before federal taxes of TotalStone and its affiliates, less the aggregate monthly fee. In connection with the Restructuring on March 7, 2025, TotalStone became a wholly-owned subsidiary of Capstone, and this agreement was effectively superseded. Fees under this agreement are eliminated in consolidation for all periods following the Restructuring.

TotalStone Membership Information before March 2025

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

Class B Membership

Holders of TotalStone’s Class B Preferred Interests (the “Class B Members”) had no voting rights and were entitled to designate two TotalStone managers. The TotalStone managers could not take certain actions without the express consent of the Class B Members, who also had preemptive rights such as a right of first refusal over new securities of TotalStone and the right of overallotment. With the Restructuring Condition having been met on March 7, 2025, all Class B Preferred Interests were exchanged for shares of Common Stock pursuant to the Master Exchange Agreement, and no Class B Membership interests remain outstanding.

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

Special Preferred Membership

Holders of TotalStone’s Special Preferred Membership Interests (the “Special Preferred Membership Interests”, and the holder thereof, the “Special Preferred Members”) had no voting rights. On the Restructuring Date, the Special Preferred Membership Interests held by Stream Finance, LLC were exchanged for additional term loans under the Stream Finance Credit Agreement (see Note 11). As of December 31, 2025, no Special Preferred Membership Interests remain outstanding.

TotalStone Equity Interests Transactions in March 2025 (the “Restructuring”)

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

The Special Preferred Membership Interests were issued by TotalStone in connection with the restructuring of its mezzanine indebtedness. This indebtedness is documented pursuant to that certain Second Amended and Restated Credit Agreement, dated as of March 8, 2023, with Stream Finance, LLC, as agent, and the lenders from time to time party thereto (as amended, the "Stream Finance Credit Agreement"). The maturity date of the Stream Finance Credit Agreement is September 30, 2027, as extended pursuant to the Third Amendment dated June 11, 2025 (the "Stream Finance Maturity Date"). On March 7, 2025, the Special Preferred Membership Interests were exchanged for additional term loans under the Stream Finance Credit Agreement in an aggregate principal amount of $1,143,646 (representing $1,006,377 of original principal plus $137,269 of accrued interest).

Other provisions of the Stream Finance Credit Agreement include that no financial covenants will be tested until the fiscal quarter ending March 31, 2026 (and will continue to be tested each quarter ending thereafter). An amendment fee of $695,000 shall be payable on the earliest to occur of (i) the date of repayment or prepayment of the entire outstanding principal balance of the loan, (ii) the acceleration of the entire outstanding principal balance of the loan and (iii) the Stream Finance Maturity Date, which was extended to September 30, 2027 pursuant to the Third Amendment dated June 11, 2025. The earliest of the date of repayment, the acceleration date, and the Stream Finance Maturity Date is referred to as the "Deferral Date." In addition, interest accrued during the period commencing on August 1, 2023 through the Restructuring Date will be due and payable on the Deferral Date; the standard interest rate will be an annual rate of 14 percent; the portion of such accrued interest at a rate of 2 percent during each applicable period shall be paid in kind with the balance paid in cash. Pursuant to the Third Amendment, certain cash interest payments totaling approximately $225,458 originally due on July 1, 2025, October 1, 2025, and January 1, 2026 were deferred to September 30, 2027, and an additional $18,805 cash interest payment was deferred from July 1, 2025 to April 1, 2026.

On March 7, 2025, TotalStone entered into a fifth amended and restated limited liability company agreement to govern its operations and affairs and its relationship with its members, which is now only the Company.

Berkshire Bank Credit Agreement

On December 20, 2017, TotalStone executed a Revolving Credit, Term Loan and Security Agreement with Berkshire Bank (the "Revolving Credit Agreement"). The Revolving Credit Agreement has been amended fifteen times through the fiscal year ended December 31, 2025. In connection with the Carolina Stone acquisition, CS Purchase Holdings LLC, Carolina Stone Holdings, LLC, and Carolina Stone Distributors, LLC were added as co-borrowers under the Fourteenth Amendment, dated August 22, 2025. Under the Fifteenth Amendment, executed December 19, 2025, the lender is now Beacon Bank & Trust (successor by merger to Berkshire Bank), and the maturity date was extended to June 19, 2026. TotalStone's maximum revolving advance amount is $11,500,000 for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of "Eligible Accounts Receivable" plus approximately fifty-four (54%) percent of the face amount of the TotalStone and Carolina Stone "Finished Goods Inventory" up to a maximum inventory amount of $8.0 million. Interest charged on the unpaid principal amount bears a rate per annum of Term SOFR plus 3.00%. The Borrower is required to minimum undrawn availability of $317,000 at all times. The balance outstanding on the line of credit was $10.3 million as of December 31, 2025 and $6.2 million as of December 31, 2024, respectively. Financial covenants include a minimum Cash Flow Coverage Ratio of 1.15x and a minimum Tangible Net Worth of $1,250,000, with which the Company was in compliance at December 31, 2025.

TD Bank Credit Facilities

On November 7, 2025, Canadian Stone Industries and Klad Envelope Solutions Inc. (collectively, the "CSI Borrowers") entered into a Letter of Agreement with The Toronto-Dominion Bank ("TD Bank") providing for the following credit facilities in connection with the CSI acquisition:

Facility 1 — Operating Loan. TD Bank provides Canadian Stone Industries with a revolving operating loan with a credit limit of CAD $5,000,000 for working capital purposes. Advances are available as Prime Rate Based Loans at Prime Rate + 0.50% per annum or United States Base Rate Loans at USBR + 0.50% per annum. The facility is uncommitted and repayable on demand. Advances are limited to a formula-based amount equal to the lesser of (i) CAD $5,000,000 and (ii) the sum of 80% of eligible Canadian and U.S. accounts receivable (excluding over-90-day receivables, priority payables, and related AR) plus 50% of inventory held in Canada net of 30-day accounts payable. The facility carries a monthly administration fee of CAD $300. The balance outstanding on the operating loan was $2.4 million as of December 31, 2025.

Facility 2 — Term Loan. In connection with the CSI acquisition, TD Bank provided Canadian Stone Industries with a term loan in the original principal amount of CAD $2,559,462 for the purpose of paying out the previous owner of Canadian Stone Industries. The term loan was repaid in full during the fiscal year ended December 31, 2025. As of December 31, 2025, there was no balance outstanding on the term loan.

The TD Bank credit facilities are secured by first-priority General Security Agreements from Canadian Stone Industries, Fraser Canyon Holdings Inc., Canadian Stone Industries (2022) Inc., Klad Envelope Solutions Inc., and Instone Canada Corp., covering all present and after-acquired personal property. Instone Canada Corp. has provided an unlimited guarantee in support of the CSI Borrowers. Additional security includes Section 427 Bank Act security over inventory at the Langley, BC and North York, ON locations, assignment of fire insurance, and subordination and priorities agreements for the seller notes issued in connection with the CSI acquisition. Financial covenants require a minimum Debt Service Coverage ratio of 1.25x at all times, tested on a trailing twelve-month basis. Negative covenants prohibit any change of control, ownership, or senior management without TD Bank's prior consent, and restrict distributions or payments on the seller notes unless financial covenants are satisfied on a pre- and post-payment basis. The CSI Borrowers are required to provide monthly aged receivables and payables listings, monthly management-prepared financial statements with a compliance certificate within 20 days of month-end, quarterly company-prepared financial statements within 45 days of quarter-end, and annual review engagement financial statements within 120 days of fiscal year-end. Annual compilation engagement financial statements are also required for Fraser Canyon Holdings Inc., Klad Envelope Solutions Inc., and Instone Canada Corp., and Capstone Holding Corp. financial statements must be provided at TD Bank's request.

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

Convertible Note Financing

The aggregate outstanding principal balance under the Convertible Note Financing as of December 31, 2025, was approximately $3,859,541. Joseph Gunnar & Co., LLC acted as sole placement agent for the Convertible Note Financing and received cash fees equal to 7% of gross proceeds upon each closing. The Company registered a total of 8,388,336 shares of common stock for issuance upon conversion of the notes under effective registration statements on Form S-1.

Second Convertible Note. On October 22, 2025, the Company issued a second note in the original principal amount of $3,545,712 (the "October 2025 Note"), with gross proceeds of $3,250,000. The October 2025 Note bears interest at 7.0% per annum, matures on October 22, 2026, and was initially convertible at $1.10 per share. On November 28, 2025 (as disclosed in the Company's 8-K filed November 28, 2025, as later corrected to reflect November 24, 2025), the conversion price for $1,772,856 of principal was reduced to $0.75 per share, with the remaining $1,772,856 of principal continuing at $1.10 per share. In December 2025, the Buyer converted $186,916 of principal and $13,084 of accrued interest into 266,667 shares of common stock at a conversion price of $0.75 per share. As of December 31, 2025, the outstanding principal balance of the October 2025 Note was $3,358,797, of which $1,585,940 was convertible at $0.75 per share and $1,772,856 continued at $1.10 per share.

First Convertible Note. On July 29, 2025, the Company issued the first note in the original principal amount of $3,272,966 (the "July 2025 Note"). The July 2025 Note bears interest at 7.0% per annum, with principal and interest repaid in quarterly installments, and matures on July 26, 2026. The initial conversion price was $1.72 per share. On August 15, 2025, the conversion price was voluntarily reduced to $1.00 per share for up to $1,363,736 of principal. Between August and November 2025, the Buyer converted $2,710,280 of principal into 2,900,000 shares of common stock at a conversion price of $1.00 per share. Separately, the Company redeemed $61,942 of principal in cash on September 3, 2025. On November 28, 2025, the conversion price for the remaining principal balance of $500,744 was reduced to $0.75 per share. As of December 31, 2025, the outstanding principal balance of the July 2025 Note was $500,744.

On July 29, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Buyer”) authorizing the issuance of senior secured convertible notes in the aggregate original principal amount of up to $10,909,885, with an 8.34% original issue discount (the “Convertible Note Financing”).

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

The market for residential building products has experienced a sustained period of project deferrals, driven by higher interest rates and a structural lengthening of remodel cycles. According to Zonda Home (“Zonda”), the anticipated market recovery will be more muted than historical precedents due to ongoing mortgage rate uncertainty. For 2026, Zonda forecasts total residential building products spending will grow just 1.0%, with repair and remodel spending projected to grow 3.6%. While cash-out mortgage originations are expected to increase by over 50% in 2026, Zonda projects that remodeling growth will achieve only roughly half of the 20%+ growth rates seen in previous post-deferral cycles. If these structural deferrals persist, or if the expected stabilization in remodel volumes fails to materialize by mid-2026, our future revenue, operating results, and overall growth prospects could be materially adversely affected

In addition to commercial and residential market indicators, we also depend to a significant extent upon the levels of home repair and remodeling and new construction spending, affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.

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

Impairment of goodwill and intangible assets related to our 2025 acquisitions could materially adversely affect our results of operations and financial condition.

The Company has recorded goodwill and intangible assets in connection with its 2025 acquisitions. These assets are subject to periodic impairment testing. If the acquired businesses do not perform in accordance with expectations, or if market conditions deteriorate, we may be required to record impairment charges that could materially affect our reported results of operations and financial condition.

Our recently acquired businesses depend on key personnel, and the loss of these individuals could adversely affect our operations and the success of the acquisitions.

The success of our recently acquired businesses depends in part on the continued service and performance of key personnel at those businesses who have deep customer relationships and market expertise. The loss of key employees at Carolina Stone or CSI, particularly during the integration period, could adversely affect our ability to maintain customer relationships, execute on our growth plans, and realize the anticipated benefits of the acquisitions.

Our installation services business exposes us to additional liability risks that could result in claims, increased costs, or reputational harm.

Through Carolina Stone, the Company now provides professional stone installation services, which expose us to risks different from and in addition to those associated with our distribution operations. Installation activities carry risks of property damage, personal injury, workmanship claims, and general contractor disputes. Although Carolina Stone maintains insurance and follows industry-standard safety practices, claims arising from installation projects could result in significant liability, reputational harm, and increased insurance costs.

Our increased indebtedness may limit our operational flexibility and ability to pursue additional opportunities and may adversely affect our financial condition.

As a result of the 2025 acquisitions and related financing activities, the Company has significantly increased its indebtedness. Outstanding obligations include the Convertible Note Financing, seller notes from the Carolina Stone and CSI acquisitions, the Stream Finance mezzanine credit facility, the Berkshire Bank revolving credit agreement, and the TD Bank credit facilities maintained by Canadian Stone Industries. The increased debt burden could limit our operational flexibility, increase our vulnerability to adverse economic conditions, limit our ability to pursue additional acquisitions or capital expenditures, and increase our interest expense. Our ability to service our debt obligations depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.

The conversion of our outstanding convertible notes could result in significant dilution to existing shareholders

As of December 31, 2025, the Company had approximately $3.9 million in aggregate outstanding principal under its Convertible Note Financing, with conversion prices as low as $0.75 per share. The conversion of these notes into common stock would result in significant dilution to existing shareholders. The authorized aggregate facility amount of approximately $10.9 million could result in further issuances and additional dilution. Conversion price adjustments made during fiscal 2025 have increased the dilutive impact of the outstanding notes. Future adjustments or additional draws could further increase potential dilution.

Grants under our equity incentive plan will dilute existing stockholders

On March 30, 2026, the Board of Directors approved the 2025 Stock Incentive Plan (the “2025 Plan”), reserving shares of common stock representing approximately 21.5% of the number of Common Shares outstanding as of the first trading day of each quarter for issuance as equity awards. On the same date, the Company granted 1,995,000 restricted stock awards to management and non-employee directors at a per-share fair market value of $0.649, subject to vesting schedules of up to three years, with certain director grants vesting upon cessation of service on the Board. The 2025 Plan includes an evergreen provision that automatically increases the authorized number of shares available for issuance as the Company’s outstanding common stock increases. As a result, future issuances of equity awards under the 2025 Plan will dilute the ownership interests of existing stockholders and may adversely affect the market price of our common stock.

Our earn-out and contingent consideration obligations related to recent acquisitions could require significant additional payments and impact our financial results.

Both the Carolina Stone and CSI acquisitions include earn-out provisions that could result in additional consideration payable to the sellers. These contingent payment obligations are subject to the achievement of specified financial or operational targets by the acquired businesses. The earn-out obligations may result in significant additional cash payments that could impact our liquidity and cash flow. Additionally, changes in the estimated fair value of earn-out liabilities could result in non-cash charges or credits that affect our reported operating results.

Our cross-border operations subject us to multiple regulatory regimes and trade policies that could increase costs and disrupt our business.

Our operations in both the United States and Canada subject us to the laws and regulations of multiple jurisdictions, including tax laws, employment laws, environmental regulations, and customs and trade regulations. Changes in tariff policies, trade agreements, or import/export regulations affecting stone and building products could increase our costs or disrupt our supply chain. The regulatory burden of operating across international borders may increase our compliance costs and expose us to enforcement risk.

Global tax developments, including the OECD Pillar Two global minimum tax, could affect our effective tax rate.

The Organization for Economic Co-operation and Development (the “OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0 / Pillar Two), focusing on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, effective as of January 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not anticipated to have a material adverse effect on the Company’s effective tax rate, financial position, results of operations, or cash flows. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

Our international operations expose us to foreign currency and other risks that could adversely affect our financial results.

With the acquisition of CSI, we now conduct a portion of our business in Canada. Our Canadian operations expose us to risks associated with international business, including fluctuations in foreign currency exchange rates (primarily the Canadian dollar relative to the U.S. dollar), differences in regulatory environments, potential trade restrictions or tariffs, and geopolitical and economic uncertainty. A weaker Canadian dollar relative to the U.S. dollar would compress the reported U.S. dollar margins of our Canadian operations. Currency fluctuations could adversely affect our reported financial results, as revenue and expenses of our Canadian operations are translated into U.S. dollars for financial reporting purposes. As a Smaller Reporting Company, the Company is exempt from the quantitative market risk disclosures required by Item 305 of Regulation S-K; however, the Company’s exposure to foreign currency translation risk is qualitatively described here and in Note 3 to the consolidated financial statements. We may seek to mitigate currency risk through hedging, but there can be no assurance such measures will be effective.

We may not successfully integrate our recent acquisitions or realize their anticipated benefits

We completed two material acquisitions during fiscal year 2025 and may pursue additional acquisitions in the future. The integration of acquired businesses involves significant risks, including difficulties in integrating operations, technologies, and personnel; potential disruption to our ongoing business; diversion of management attention; and the risk that we may not realize the anticipated benefits or synergies. The Carolina Stone and CSI acquisitions added new operational complexity, including installation services and international operations, which are areas in which the Company has limited prior experience at the parent level. There can be no assurance that these acquisitions will perform in accordance with our expectations or that the benefits of these acquisitions will be realized. Integration difficulties could have a material adverse effect on our business, financial condition, and results of operations.

Risks related to our company

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability. We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.

The Company has incurred net losses since inception and had an accumulated deficit as of December 31, 2025. For the fiscal year ended December 31, 2025, the Company reported a consolidated net loss of approximately $12.9 million, a substantial portion of which was attributable to corporate-level expenses including public company compliance costs, convertible note interest expense, and management compensation. Our operating subsidiaries generate revenue and are individually capitalized; however, the holding company does not generate revenue and relies on distributions from its subsidiaries, external financing, and capital markets activity to fund its obligations. There can be no assurance that the Company will achieve profitability at the consolidated level, or that profitability, if achieved, will be sustained.

To date, the Company has funded its corporate operations and acquisition activity primarily through its March 2025 initial public offering, convertible note financings, and an equity line of credit facility. We may need to raise additional capital in the future to fund corporate obligations, service or refinance our indebtedness, or pursue strategic opportunities. Additional financing may not be available on terms favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the ownership interests of our existing stockholders will be diluted. If adequate funds are not available, we may need to delay or reduce corporate expenditures, which could adversely affect our ability to support and grow our operating subsidiaries.

The Company’s outstanding indebtedness includes convertible notes, a mezzanine term loan, revolving credit facilities, and seller notes from recent acquisitions. Several of these obligations mature or require refinancing within the next twelve to twenty-four months. While the Company has historically been able to extend, refinance, or restructure its debt obligations as they come due, there can be no assurance that it will continue to be able to do so on acceptable terms, or at all. An inability to service or refinance our obligations as they mature could have a material adverse effect on our financial condition.

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

Our success is substantially dependent on the continued service of our Chief Executive Officer (“CEO”), Matthew Lipman, our Chief Financial Officer (“CFO”), Edward Schultz, and Kevin Grotke, President and Chief Executive Officer of our subsidiaries, including TotalStone, LLC. We do not carry key person life insurance on any of our management, which would leave us uncompensated for the loss of any of our management. The loss of the services of any of our senior management could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing our operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

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

Payments to Nectarine Management LLC could reduce cash available for operations.

Pursuant to an arrangement approved by our stockholders on November 18, 2025, we may pay Nectarine Management LLC — an entity controlled by Mr. Toporek and Mr. Lipman — a fee equal to 0.25% to 2% of transaction value on certain mergers, acquisitions, asset sales, equity issuances outside of incentive plans, joint ventures, and debt incurrences, plus reimbursement of up to $50,000 of legal fees per transaction. During 2025, we incurred approximately $88,700 of consent fees and agreed to up to $50,000 of legal fee reimbursement in connection with the Fraser Canyon acquisition, and an additional approximately $52,650 of contingent payments is owed upon repayment of the CAD 3.6 million Fraser Canyon seller note. Future transactions could trigger additional material payments to Nectarine and reduce cash otherwise available to fund operations and growth.

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

We have material weaknesses in our internal control over financial reporting. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (1) a lack of segregation of duties, since we have a limited administrative staff, and (2) lack of internal controls structure review. As a result of these constraints, we have a material weakness in our internal control over financial reporting.

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

The liquidity of the Company is largely dependent on our ability to borrow funds on our credit facilities.

We fund our operations primarily through cash provided from operations of our building products distribution network and available capacity under our credit facilities. Our operating cash flows fluctuate based on seasonality with the first half of the year typically resulting in negative operating cash flows from the build in accounts receivable and inventories and the second half of the year generating positive operating cash flows as we bring accounts receivables and inventory levels down from seasonal high periods and pay down our credit facilities. The liquidity of the Company is largely dependent on our ability to borrow funds on our credit facilities. The Company's recurring net losses (including a net loss of $21.2 million for the year ended December 31, 2025), accumulated deficit of $218.0 million as of December 31, 2025, and upcoming debt maturities of $5.976 million due in 2026 represent conditions that, in the aggregate, could raise substantial doubt about the Company's ability to continue as a going concern. Management has evaluated these conditions together with its financial resources and operational plans, including (i) the $3.252 million in net proceeds received from the March 2025 public offering, (ii) the $20 million Equity Line of Credit with 3i, LP (of which approximately $19.5 million remained undrawn at December 31, 2025), (iii) available capacity under the Company's Revolving Credit Agreement, and (iv) management's projections of improved operating performance in 2026 driven by the full-year contribution from the Carolina Stone and Fraser Canyon acquisitions. Based on this evaluation, management has concluded that these plans alleviate the substantial doubt. Accordingly, the Company's cash and available liquidity are expected to be sufficient to fund operations and meet obligations for at least one year from the issuance date of these consolidated financial statements.

The proceeds from our Public Offering, which closed on March 7, 2025, improved our liquidity position and reduced our reliance on the Revolving Credit Agreement, enhancing our ability to meet financial covenant requirements and fund our operations, including the Carolina Stone and Fraser Canyon acquisitions completed during 2025. However, while we believe we will be able to continue to borrow funds on our Revolving Credit Agreement when and as required, there can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks related to our securities

Capstone Holding Corp. is a holding company with no operations of its own, and it depends on its operating subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our operating subsidiaries, and our ability to generate cash to fund operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of Capstone Holding Corp. (“Holdings”) and its subsidiaries for any reason could limit or impair their ability to pay such distributions.

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

We have received a notification from Nasdaq regarding non-compliance with the minimum bid price requirement, and failure to regain compliance could result in delisting of our Common Stock.

In January 2026, the Company received a notification from the Nasdaq Stock Market indicating that the closing bid price of its Common Stock had been below $1.00 per share for 30 consecutive business days, and that the Company was therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The Company has until July 6, 2026, to regain compliance, which requires the closing bid price of its Common Stock to be at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance within the initial compliance period, it may be eligible for an additional 180-day compliance period, subject to meeting certain requirements. There can be no assurance that the Company will be able to regain compliance. If the Company fails to regain compliance, its Common Stock may be subject to delisting from Nasdaq, which could materially adversely affect the liquidity and trading price of its Common Stock and its ability to raise capital. In January 2025, the SEC approved amendments to Nasdaq Listing Rule 5810(c)(3)(A) that restrict the ability of listed companies to use reverse stock splits as a compliance tool. Under the amended rules, if a company effects a reverse stock split and subsequently fails to maintain the minimum bid price requirement within one year, the company will not be eligible for any compliance period and Nasdaq will issue a delisting determination. In addition, companies that effect reverse stock splits with a cumulative ratio of 250-to-1 or greater over any two-year period are subject to immediate delisting without a compliance period. The Company’s Board of Directors is seeking shareholder authorization at the 2026 Annual Meeting to effect a reverse stock split as a potential backstop measure to regain compliance if necessary. However, even if authorized and effected, a reverse stock split may not result in sustained compliance with the minimum bid price requirement, and the amended Nasdaq rules would preclude the Company from relying on an additional compliance period if the stock price subsequently falls below $1.00 within one year of such reverse split.

Our ability to raise capital through shelf registration statements may be limited.

The Company is not currently eligible to register securities for resale on a shelf registration statement on Form S-3 under the Securities Act because the Company did not timely file a Form 8-K in connection with the closing of its August 2025 acquisition of Carolina Stone Holdings, LLC. Under SEC rules, the Company will not regain Form S-3 eligibility until approximately twelve months following the date the required filing is made. This limitation restricts the Company’s ability to efficiently access the capital markets through an at-the-market (ATM) offering program or other shelf takedowns, which could limit the Company’s financial flexibility and its ability to fund operations, acquisitions, or debt repayments on favorable terms.

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

In connection with the acquisitions of Carolina Stone Distributors, LLC and Fraser Canyon Holdings Inc. (Canadian Stone Industries) completed during 2025, the Company is in the process of assessing and integrating the cybersecurity risk management practices and information technology environments of the acquired businesses into the Company’s existing cybersecurity framework. Until integration is complete, the acquired businesses continue to operate their respective pre-acquisition cybersecurity programs and controls.

Risks from Cybersecurity Threats

We do not currently believe there are any cybersecurity threats or vulnerabilities that would have materially impaired our operations or financial conditions during the fiscal year ended December 31, 2025.

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

We lease distribution and fabrication hubs located at 18400 76th Avenue, Tinley Park, IL 60477, ("Tinley Park"), and at 26 Commerce Blvd., Plainville, MA, 02762, ("Plainville"). The Tinley Park lease is comprised of approximately 7,200 rentable square feet of leased office and warehouse space, which also serves as Capstone's corporate office. The Tinley Park lease was executed following the termination of our prior lease at 5141 W. 122nd Street, Alsip, IL effective April 30, 2026. The Tinley Park lease commences April 1, 2026, with a term of 62 months through May 31, 2031, and an average annual base rent of approximately $83,000. The Plainville lease was entered into on April 1, 2020, approximately 6.43 acres, and the term of the lease was extended through December 2029, with an annual rent of approximately $165,000.

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

Carolina Stone Properties

We lease distribution, showroom, and warehouse space at 10306 Globe Road, Morrisville, NC 27560, which serves as Carolina Stone's corporate office, showroom, and primary warehouse for the Raleigh-Durham / Triangle market area. The facility consists of approximately 13,500 square feet of leased space. The term of the lease was extended through May 31, 2027, with an average annual base rent for the renewal period of approximately $154,560

We lease regional office, showroom, and warehouse space at 901 Tulip Drive, Gastonia, NC 28052, which serves Carolina Stone's Charlotte-area operations. The facility consists of approximately 28,000 square feet on approximately 2.3 acres of land, building, and improvements. The term of the lease is through June 30, 2029, with a starting annual base rent of $130,200, escalating at 3.5% annually.

CSI Properties

We lease warehouse space at 27524 – 51A Avenue, Langley, British Columbia, Canada V4W 4A9, which serves as CSI's headquarters and primary distribution facility for the Western Canada and Pacific Northwest market. The facility consists of approximately 31,418 square feet of leased space. The lease was entered into on May 28, 2025, with Cinnabar Property Holdings Inc., commencing August 1, 2025. The term of the lease is through July 31, 2030, with a starting annual base rent of approximately $627,024.

We lease warehouse space at 45 Fenmar Drive, Toronto (North York), Ontario, Canada M9L 1M2, which serves CSI's Eastern Canada distribution operations. The facility consists of approximately 30,000 square feet of leased space. The lease was renewed for a five-year term from December 1, 2021 through November 30, 2026. The lease includes a five-year extension option that has not yet been exercised.

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

As of December 31, 2025, there were 20 registered holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares common stock.

The last reported sales price for our Common Stock as reported on the Nasdaq on April 15, 2026 was $0.5055.

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

●

$403,000 for a payment to TotalStone for advances made by TotalStone related to the Public Offering. The balance of net proceeds of approximately $2,629,000 was subsequently deployed to fund a portion of the cash consideration for the Carolina Stone acquisition (August 2025) and the Fraser Canyon / CSI acquisition (December 2025), and for general corporate and working capital purposes.

.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, and the related notes thereto, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Annual Report on Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise, the terms the "Company," "we," "us," and "our" refer to Capstone Holding Corp. and its consolidated subsidiaries, including TotalStone, LLC (dba Instone), Carolina Stone Holdings, LLC, and Fraser Canyon Holdings Inc. (and its subsidiary, Canadian Stone Industries Inc.).

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

Capstone Holding Corp., formerly known as Capstone Therapeutics Corp. and OrthoLogic Corp., incorporated in Delaware in 1987 as a domestic corporation, is the parent entity of TotalStone Holdings, LLC, which in turn owns TotalStone, LLC (dba Instone) and InStone Canada Corp. Capstone also owns Carolina Stone Holdings, LLC. Together, our three operating subsidiaries maintain a building products distribution and installation network serving customers across the United States and Canada.

Historically, the product mix for Instone was heavily concentrated on Cultured Stone®, which in 2018 comprised almost 80% of total revenue. Through organic product expansion and the acquisitions of Carolina Stone in August 2025 and Canadian Stone Industries in December 2025, we have significantly broadened our product offering, geographic reach, and customer base.

We provide value to our customers — including masonry dealers, contractors, builders, and developers of residential, commercial, and multi-family projects — by making the procurement and logistics process easy for product lines that are otherwise challenging to source directly from a manufacturer or quarry. Through Carolina Stone, we also deliver turnkey installation services, combining product supply with professional masonry installation for construction projects.

A key differentiating factor for our platform is the breadth of our product portfolio, which spans natural and manufactured stone veneer, thin brick veneer, stone siding, landscape stone, hardscape products, and modular masonry fireplaces. Across our three subsidiaries, we distribute a broad range of industry-leading brands including Cultured Stone®, Pangaea® Natural Stone, TerraCraft®, Dutch Quality®, Versetta Stone®, BrikClad, Isokern®, and Colonial Brick & Stone, among others, as well as our proprietary brands Toro Stone™, Beon Stone®, Aura™, and Interloc™. This breadth allows our customers to consolidate purchasing across multiple product lines through a single supplier relationship.

We operate across two complementary channels in the North American building products market. In distribution, we serve approximately 7,000 U.S. building products dealers plus a fragmented base of Canadian distributors and stone retailers. Most are privately held and cannot efficiently purchase or store a diverse product range, which constrains their ability to meet end-customer demand. Our website and logistics platform solve this by enabling customers to buy in the quantities they need across multiple product lines from a single supplier — improving their inventory turns, cash management, and ability to serve their own customers. In installation, Carolina Stone delivers turnkey masonry installation directly to contractors, builders, and developers for residential, commercial, and multi-family projects. Operating across both channels lets us serve customers at multiple points in the construction supply chain rather than a single one.

During fiscal year 2025, the Company executed on its acquisition strategy with two transactions that significantly expanded its scale and geographic reach. We intend to continue to grow our business organically and through successfully integrating well-timed acquisitions.

Recent Developments

Key developments during fiscal year 2025 included:

Public Offering and Nasdaq Uplisting. On March 7, 2025, the Company completed its follow-on public offering of 1,250,000 shares at $4.00 per share for gross proceeds of $5,000,000, and its common stock began trading on the Nasdaq Capital Market under the symbol “CAPS” on March 6, 2025.

TotalStone Restructuring. On March 7, 2025, TotalStone’s Class B and Class C preferred interests were exchanged for 3,782,641 shares of Common Stock, and the Company now owns 100% of TotalStone’s equity interests.

Convertible Note Financing. The Company issued two senior secured convertible notes totaling approximately $6.8 million in original principal ($6.25 million in gross proceeds) under a $10.9 million authorized facility. During the fiscal year, the Buyer converted approximately $2.9 million of principal into 3,166,667 shares of common stock (2,900,000 shares from the July Note at $1.00 per share and 266,667 shares from the October Note at $0.75 per share), and the Company redeemed approximately $62,000 of principal in cash. The conversion price on the July Note was reduced from $1.72 to $1.00 and subsequently to $0.75 per share through three amendments. On the October Note, at December 31, 2025, $1,585,940 of principal is convertible at $0.75 per share and $1,772,856 of principal continues at $1.10 per share. As of December 31, 2025, the aggregate net carrying value of the convertible notes was approximately $1.57 million, reflecting unamortized discounts of approximately $2.29 million (comprising original issue discounts, debt issuance costs, and derivative-related discounts). The amortization of these discounts to interest expense using the effective interest method will represent a material non-cash charge to earnings over the remaining term of the notes.

Carolina Stone Acquisition. Closed August 22, 2025. Aggregate purchase consideration of approximately $4.2 million (cash, seller note, and earn-out). See Note 4 for additional information. Carolina Stone contributed revenue and earnings to the Company's results beginning in the third quarter of 2025.

Fraser Canyon / CSI Acquisition. Closed December 1, 2025. Aggregate purchase consideration of approximately $6.8 million (cash, seller notes, and earn-out). See Note 4 for additional information. CSI contributed approximately one month of revenue and earnings to the Company's fourth quarter 2025 results.

Components of Results of Operations

Sales

Our sales consist of distributing and installing manufactured and natural stone cladding products, natural stone landscape products, and related masonry and hardscape goods for residential and commercial construction. We sell across 38 U.S. states and two Canadian provinces through our three operating subsidiaries: Instone (U.S. distribution), Canadian Stone Industries (Canadian distribution), and Carolina Stone (distribution and installation in the Southeastern United States). The Company recognizes revenue when control over the products has been transferred to the customer or as installation services are performed, and the Company has a present right to payment.

Cost of Goods Sold and Gross Profit

Cost of goods sold includes the purchase price of materials, inbound freight, import fees, and warranty expenses directly attributable to our distributed products, along with direct labor, subcontractor costs, and jobsite materials for our installation services. Amounts billed to customers for shipping and handling, along with the related shipping and handling expenses, are also included in cost of goods sold. Gross profit is equal to revenue less cost of goods sold. Gross profit margin is equal to gross profit divided by revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related costs, including salaries and benefits, advertising and marketing expenses, travel and entertainment, facility-related costs, investor relations, legal and consulting fees.

Results of Operations

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the years ended December 31, 2025 & 2024 in (“000’s”):

Results of Operations Comparing Year Ended December 31, 2025 to 2024.

	Fiscal Year Ended
	December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Net Sales	$46,881	$44,876	$2,005	4%
Cost of goods sold	36,090	35,306	784	2%
Gross profit	10,791	9,570	1,221	13%

Operating expenses:
Selling, General and administrative	14,374	10,208	4,166	41%
Impairment of goodwill	6,200	—	6,200	—%
Transaction expenses	1,203	—	1,203	—%
Loss income from operations	(10,986)	(638)	(10,348)	1622%
Change in fair value of derivative liability	829	—	829	—%
Interest and other expense, net	(3,886)	(1,483)	(2,403)	162%
Income tax expense	(7,176)	(442)	(6,734)	1524%
Net loss	$(21,230)	$(2,563)	$(18,667)	728%

Sales

Net sales increased $2.0 million, or 4.5%, to $46.9 million for the year ended December 31, 2025 from $44.9 million for the year ended December 31, 2024. The increase was primarily driven by the acquisitions of Carolina Stone Holdings in August 2025 and Fraser Canyon Holdings in December 2025, which contributed incremental revenue during their respective post-acquisition periods. Organic revenue from the TotalStone segment declined modestly, reflecting softer demand conditions in certain regional markets partially offset by expanded product distribution, including the addition of new dealer accounts.

Cost of goods sold

Cost of goods sold increased $0.8 million, or 2.2%, to $36.1 million for the year ended December 31, 2025 from $35.3 million for the year ended December 31, 2024. The increase reflects the addition of Carolina Stone and Fraser Canyon cost of goods sold during their post-acquisition periods. As a percentage of net sales, cost of goods sold improved to 77.0% from 78.7%, reflecting a favorable product mix shift.

Gross profit increased $1.2 million, or 12.8%, to $10.8 million for the year ended December 31, 2025 from $9.6 million for the year ended December 31, 2024. Gross margin improved to 23.0% from 21.3%, reflecting a favorable product mix shift toward higher-margin stone veneer products and the contribution of the acquired businesses, which carry gross margins above the consolidated average.

Selling general and administrative expenses

Selling, general and administrative expenses increased $4.2 million, or 40.8%, to $14.4 million for the year ended December 31, 2025 from $10.2 million for the year ended December 31, 2024. The increase was primarily attributable to $1.6 million of operating costs from the Carolina Stone and Fraser Canyon acquisitions and $1.6 million of higher public company costs — including investor relations, audit, legal, and Nasdaq-related fees — incurred for the first full year following the March 2025 public offering. The remainder reflects increased executive compensation, board fees, and insurance premiums in connection with operating as a public company.

Impairment, Interest, and Other Items

The Company recorded a goodwill impairment charge of $6.2 million related to the Instone reporting unit during 2025 (see Note 7). Interest expense increased $2.4 million to $3.9 million, driven by the issuance of $6.3 million in Senior Secured Convertible Notes in July and October 2025, including non-cash amortization of original issue discounts, debt issuance costs, and derivative-related discounts. The Company recognized an unrealized gain of $0.8 million on derivative instruments from the change in fair value of embedded conversion features in the convertible notes.

Income Tax Expense

The Company recorded income tax expense of $7.2 million for 2025 compared to $0.4 million for 2024. The 2025 provision primarily reflects the establishment of a full valuation allowance against the Company's net deferred tax assets, following the Company's conclusion that it is not more likely than not that the deferred tax assets will be realized. The Company maintains a full valuation allowance against its federal and state deferred tax assets as of December 31, 2025. Net loss increased $18.7 million to $21.2 million for 2025 from $2.6 million for 2024, driven by the goodwill impairment charge, the establishment of the valuation allowance, higher interest expense, increased SG&A costs, and transaction expenses, partially offset by higher gross profit and the change in fair value of derivative liabilities.

Segment Results

The Company has two reportable segments: (i) the TotalStone segment, which includes the operations of TotalStone, LLC and Canadian Stone Industries, and (ii) the Carolina Stone segment, which includes the operations of Carolina Stone Distributors. Both segments are engaged in the distribution and fabrication of natural and manufactured stone and related building products. The Company also has corporate-level SG&A expenses which are included in Capstone Holding Corp. ("Capstone" or "the Parent") and consist primarily of board fees, investor relations, filing, legal, insurance, accounting and consulting expenses not identifiable and allocated to the operating segments.

The following table is a summary of each segment's operating results through operating income (loss) reconciled to the Company's consolidated totals with the inclusion of Parent and eliminating amounts:

	Fiscal Year Ended December 31,					Fiscal Year Ended December 31,
	2025					2024
	TotalStone	Carolina Stone	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone	Parent	Eliminations	Consolidated
Sales	$43,550	$3,331	$—	$—	$46,881	$44,876	—	$—	$—	$44,876
Cost of goods sold	33,834	2,256	—	—	36,090	35,306	—	—	—	35,306
Gross Profit	9,716	1,075	—	—	10,791	9,570	—	—	—	9,570
Selling, general and administrative expenses	10,157	1,204	3,223	(210)	14,342	9,847	—	611	(240)	10,218
Impairment of goodwill	6,200	—	—	—	6,200	—	—	—	—	—
Transaction expenses	185	—	1,018	—	1,203		—	—	—	—
(Loss) income from operations	$(6,826)	$(129)	$(4,241)	$210	$(10,986)	$(277)	—	$(611)	$240	$(648)

The above discussion of consolidated operating results through operating income (loss) reflects the combined operating results of the Instone and Carolina Stone segments for the comparable periods presented. The elimination of selling, general and administrative expenses reflect the elimination of management fees incurred by the operating segments and earned by Parent. The Parent classifies the management fee income earned as a component of net non-operating income (expense) and the corresponding income is also eliminated in the Company's consolidated results.

Liquidity and Capital Resources

The Company has historically funded its operations through a combination of cash flows from operations, borrowings under its revolving credit facility, and proceeds from debt and equity financings. As of December 31, 2025, the Company had cash of $0.7 million and $10.3 million outstanding under its revolving line of credit. Working capital (current assets less current liabilities) was a deficit of $0.2 million at December 31, 2025 compared to a surplus of $0.3 million at December 31, 2024. The $0.5 million decrease was primarily driven by increases in the revolving line of credit, current maturities of long-term debt (including the senior secured convertible notes), management fee accruals, and current lease liabilities assumed in the Carolina Stone and Fraser Canyon acquisitions, partially offset by higher inventory and accounts receivable balances acquired through those transactions and by the $3.3 million of net proceeds from the March 2025 public offering.

In March 2025, the Company completed its initial public offering of 1,250,000 shares of common stock at $4.00 per share, generating net proceeds of approximately $3.3 million after deducting underwriting discounts and offering costs. The Company used a portion of the net proceeds to repay the Berkshire Bank term loan and fund general corporate purposes. The balance was subsequently deployed to fund a portion of the Carolina Stone and Fraser Canyon acquisitions.

The Company primarily funds its operations through cash provided from our building products distribution and installation businesses and available capacity under our credit facilities ("Credit Facilities").Our operating cash flows fluctuate based on seasonality with the first half of the year typically resulting in negative operating cash flows from the build in accounts receivable and inventories and the second half of the year generating positive operating cash flows as we bring accounts receivables and inventory levels down from seasonal high periods and pay down our Credit Facilities. The liquidity of the Company is largely dependent on our ability to borrow funds on our Credit Facilities. If the Company fails to fulfill its financial covenant requirements, our ability to continue as a going concern could be at risk. We believe ongoing availability of our Credit Facilities plus cash provided from operations combined with our considerable efforts to reduce overall spending will be sufficient to satisfy our cash requirements for at least one year after the date the consolidated financials are issued. The Company believes we will be able to continue to borrow funds on our Credit Facilities when and as required. Future acquisitions may be financed through other forms of financing that will depend on then-existing conditions.

In July and October 2025, the Company issued two Senior Secured Convertible Notes with aggregate gross proceeds of $6.3 million. These notes bear interest at 7.0% per annum and mature in July and October 2026, respectively. At December 31, 2025, the aggregate net carrying value of the notes was $1.6 million after deducting unamortized original issue discounts, debt issuance costs, and derivative-related discounts of $2.3 million in aggregate.  See Note 11 — Debt for additional information regarding conversion activity, the embedded derivative, and subsequent events.

        The Company's ability to continue as a going concern depends on its ability to generate sufficient cash flows from operations, access additional capital, and manage its debt maturities. The Senior Secured Convertible Notes mature in July and October 2026. The Company's U.S. revolving credit facility with Beacon Bank & Trust (successor by merger to Berkshire Bank) matures in June 2026, and Canadian Stone Industries' operating loan with TD Bank is subject to annual renewal. The mezzanine term loan with Stream Finance, LLC matures in September 2027. Management is evaluating alternatives to refinance or extend these obligations and believes that the Company's existing cash, availability under its revolving credit facilities, and expected operating cash flows will be sufficient to fund operations for at least the next twelve months from the date of this filing.

Seasonality

The Company historically experiences higher sales during its second and third quarters due to the favorable weather in the Midwestern, Northeastern, and Southeastern United States and in Canada for new construction and remodeling.

Summary of Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$(4,412)	$3,868
Net cash used in investing activities	(6,913)	(186)
Net cash provided by (used in) financing activities	12,117	(3,723)
Net increase (decrease) in cash	$716	$(41)

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.6 million for the year ended December 31, 2025, primarily reflecting our net loss of $21.2 million, partially offset by non-cash charges totaling approximately $16.6 million — including the $6.2 million goodwill impairment, $7.2 million deferred tax valuation allowance establishment, $2.2 million of amortization of debt discounts and derivative-related expenses, and $0.4 million of depreciation and amortization — and favorable changes in working capital accounts.

Net cash provided by operating activities was $3.8 million for the year ended December 31, 2024, primarily resulting from our net loss of $2.6 million offset by $6.4 million of non-cash expenses and working capital changes.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.9 million for the year ended December 31, 2025, primarily reflecting the acquisitions of Carolina Stone ($2.7 million, net of cash acquired), Fraser Canyon ($3.6 million, net of cash acquired), and CSIA ($0.5 million), along with $0.2 million of property, equipment, and intangible asset purchases.

Net cash used in investing activities was $0.1 million for the year ended December 31, 2024, consisting of property and equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12.3 million for the year ended December 31, 2025. Cash inflows included $6.25 million in gross proceeds from the Senior Secured Convertible Notes, $5.0 million in gross proceeds from our March 2025 public offering, a $4.0 million net increase in our revolving line of credit, and $0.3 million from our equity line of credit. Cash outflows included $2.3 million in financing fees and $1.0 million in debt repayments.

Net cash used in financing activities was $3.7 million for the year ended December 31, 2024, primarily reflecting a $2.3 million net decrease in our line of credit, $1.0 million in debt repayments, and $0.2 million in deferred IPO costs.

Funding Requirements

The Company used the net proceeds of its March 2025 Public Offering to fund a portion of the cash consideration for the Carolina Stone acquisition (closed August 22, 2025) and the Fraser Canyon / CSI acquisition (closed December 1, 2025), and for general corporate and working capital purposes.

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

The full details of our accounting policies are presented in Note 3 of our audited consolidated financial statements for the year ended December 31, 2025. These policies are considered by management to be essential to understanding the processes and reasoning that go into the preparation of our consolidated financial statements and the uncertainties that could have a bearing on its financial results. The significant accounting policies that we believe to be most critical in fully understanding and evaluating our financial results are revenue recognition and management estimates.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services transfers to the customer, which for product sales through our distribution businesses generally occurs at a point in time upon shipment, and for installation services provided through Carolina Stone occurs over time as the work is performed. Revenue is presented net of sales tax. For 2025 and 2024, there are no material estimates of variable consideration included in revenue.

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

Goodwill

At December 31, 2025, goodwill totaled $18.5 million compared to $23.3 million at December 31, 2024. During 2025, the Company recorded a $6.2 million impairment charge related to the Instone reporting unit as part of its annual goodwill impairment test. The impairment resulted from a decline in the estimated fair value of the Instone reporting unit, primarily driven by revised near-term revenue and earnings projections reflecting softer demand conditions and the impact of higher operating costs. Goodwill acquired through the Carolina Stone and Fraser Canyon acquisitions partially offset the impairment charge. The Company will continue to evaluate goodwill for impairment at least annually, or more frequently if indicators of potential impairment exist.

Goodwill represents costs in excess of the estimated fair values of acquired net assets in a business combination. Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment.

Under U.S. GAAP, goodwill is not amortized but is reviewed annually for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment, or one level below the operating segment, depending on whether certain criteria are met. The Company’s goodwill is allocated to two reporting units: the TotalStone segment (TotalStone, LLC and Canadian Stone Industries) and the Carolina Stone segment (Carolina Stone Distributors, LLC). See Note 7.

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

For 2025, we performed a quantitative goodwill impairment test utilizing two approaches: income approach, which converts future estimates of cash flows by reporting unit to a single (discounted) current value, and the market approach, which uses publicly available peer data to estimate value of the reporting unit. The valuation techniques performed in our quantitative analysis make use of our estimates and assumptions related to revenue and operating margin growth rates, future market conditions, determination of market multiples and comparative companies, and determination of risk-adjusted discount rates. Forecasts of future operations are based, in part, on actual operating results and our expectations as to future growth and market conditions, which are inherently uncertain and difficult to project. In performing our analysis, we make assumptions and apply judgments to estimate industry economic factors and the future profitability of our businesses. Due to the uncertainty and complexity of performing the goodwill impairment analysis, future results related to market conditions and our business operations and other inputs to the analysis may be worse than estimated or assumed. In such cases, we may be exposed to future material impairments of goodwill.

For 2025, we also considered our market capitalization and made estimates to attribute market capitalization to Total Stone. We used the market capitalization attributed to TotalStone as an estimate of fair value for comparison to the carrying value of TotalStone.

The results of our 2025 quantitative goodwill impairment testing indicated that the estimated fair value of the Instone reporting unit was below its carrying value by approximately $6,200 thousand, or 31.4%. Accordingly, the Company recorded a goodwill impairment charge of $6,200 thousand during the year ended December 31, 2025. The fair value was estimated using a blend of the income approach (discounted cash flow, weighted 50%), the guideline public company method (weighted 25%), and the guideline merged and acquired company method (weighted 25%). Key assumptions included a discount rate (WACC) of 15.50%, a terminal growth rate of 4.0%, and revenue growth rates ranging from 9.0% to 5.5% over the projection period. The fair value estimate also incorporated a $4,173 thousand benefit attributable to net operating loss carryforwards.

Long-lived Asset Impairments

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. For 2025 and 2024, no impairment charges were necessary.

Inventories

Inventories increased $7.4 million, or 77.1%, to $17.1 million at December 31, 2025 from $9.6 million at December 31, 2024. The increase was primarily driven by the addition of Carolina Stone and Fraser Canyon inventories acquired in the August and December 2025 acquisitions. Organic inventory levels remained consistent with the prior year.

Inventories consisting of finished goods are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories also include deposits placed on inventory purchases for shipments not yet received. Significant prepaid inventory may be located overseas. At December 31, 2025 and 2024, the total prepaid inventory balance was $61.0 thousand and $163.0 thousand, respectively. We periodically review our inventory on hand and record a provision for excess, obsolete and slow-moving inventory based on our estimated forecast of product demand, as well as historical usage. The reserve for obsolete or slow-moving inventory at December 31, 2025 and 2024, totaled $793.0 thousand and $576.0 thousand, respectively.

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

Business Combinations. The Company accounts for business combinations in accordance with ASC 805, Business Combinations. Under this guidance, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess recorded as goodwill. The Company uses independent third-party valuation specialists to assist in determining the fair values of assets acquired and liabilities assumed, including identifiable intangible assets such as customer relationships, trade names, and non-compete agreements. Significant judgment is required in estimating the fair values of intangible assets, including assumptions regarding revenue growth rates, customer attrition rates, royalty rates, discount rates, and useful lives. Changes in these assumptions could materially affect the purchase price allocation and the resulting goodwill recognized. The Company has one year from the acquisition date to finalize the purchase price allocation.

Convertible Notes. The Company evaluates its convertible notes in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging. The Company assesses whether the conversion features of its convertible notes require bifurcation and separate accounting as derivative liabilities. The embedded conversion features in the Company's senior secured convertible notes were bifurcated and accounted for as derivative liabilities at fair value, with subsequent changes in fair value recognized in earnings (see Note 11). Original issue discounts, debt issuance costs, and derivative-related discounts are amortized to interest expense over the term of the notes using the effective interest method.

Foreign Currency Translation. The functional currency of the Company’s Canadian subsidiary, Fraser Canyon Holdings Inc. (doing business as Canadian Stone Industries), is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recognized in the consolidated statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules from page F-1 of this annual report on Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses in our internal control over financial reporting. The Company filed a Notification of Late Filing on Form 12b-25 with the SEC on March 31, 2026 to extend the filing deadline for this Annual Report by 15 calendar days pursuant to Rule 12b-25 under the Exchange Act, as the Company required additional time to complete the purchase price allocations for its 2025 acquisitions and the preparation of its consolidated financial statements.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As discussed in Note 4, the Company completed the acquisitions of Carolina Stone Distributors, LLC on August 22, 2025 and Fraser Canyon Holdings Inc. on December 1, 2025. The Company has excluded the acquired businesses from its assessment of internal control over financial reporting as of December 31, 2025, as permitted by SEC guidance that allows companies to exclude acquisitions completed during the fiscal year from their annual assessment of internal control over financial reporting. The Company is in the process of integrating the internal controls of the acquired businesses into its overall system of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of April 15, 2026:

Directors and Executive Officers	Position/Title	Age
Matthew E. Lipman	Chief Executive Officer and Director	47
Michael Toporek	Chairman	61
Edward Schultz	Chief Financial Officer	42
Kevin Grotke	President and Chief Executive Officer of TotalStone, LLC	53
Charles Dana	Director (Lead Independent Director)	70
John M. Holliman, III	Director	72
Gordon Strout	Director	63
Fredric J. Feldman, Ph.D.	Director	86
Elwood D. Howse, Jr.	Director	86

Matthew E. Lipman, Chief Executive Officer and Director.    Mr. Lipman brings over 25 years of experience working with companies to establish growth strategies and execute acquisitions. Mr. Lipman has served as a director since July 2017. Mr. Lipman has served as a member of the Board of Directors of Soluna Holdings, Inc., a Nasdaq-listed digital infrastructure company, since 2016. Mr. Lipman joined Brookstone Partners in 2004, currently serving as a Managing Director. From July 2001 through June 2004, Mr. Lipman was an analyst in the mergers and acquisitions group at UBS Financial Services Inc. Mr. Lipman has a B.S. in Business Administration from Babson College. Mr. Lipman currently serves on the Board of Directors of Advanced Disaster Recovery Inc., Virginia Abrasives Corporation, and TotalStone, LLC. The Board believes that Mr. Lipman’s proficiency in reading and understanding financial statements, generally accepted accounting principles and internal controls, qualifies him to serve as Chief Executive Officer.

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

Kevin Grotke,  President and Chief Executive Officer of TotalStone, LLC. Mr. Grotke oversees the operations and financial performance of TotalStone, LLC (d/b/a Instone) and leads the Company’s relationships with its key customers and suppliers. Mr. Grotke joined Instone in 2010 when Instone acquired the building materials distribution business from Hearth & Home Technologies, a division of HON Industries. Prior to joining Instone, Mr. Grotke held leadership and line-level positions during a 15-year career at Owens Corning, most recently serving as Director of North American Sales. Mr. Grotke holds a Bachelor’s degree from Bowling Green State University with a dual major in Purchasing/Inventory Management and Production/Operations Management.

Charles “Chuck” Dana, Director (Lead Independent Director).    Mr. Dana has served as lead independent director since March 2025. Mr. Dana has been an investor in Brookstone since 2003, and in 2016 joined the firm as an Operating Partner. His main responsibilities are to assist in the strategy and operations of Brookstone’s portfolio companies and to identify and acquire middle market companies. Mr. Dana has over 40 years of financial and general management experience. He started his career at GE and had successively more responsible financial role culminating as President — GE Locomotives Indonesia. Mr. Dana then joined Owens Corning in 1995. He was the President of the Composites Solutions Business from 2003 to 2010 growing sales from $1.2 billion to $2.4 billion both through organic sales growth but also with via several acquisitions. Mr. Dana then served as the Group President for Building Materials ($4.5 billion sales) from 2010 to 2015, a segment that produced eighteen (18) consecutive quarters of net income growth for the insulation business under his leadership. Mr. Dana retired from Owens Corning and served as EVP at Molded Fiber Glass Companies before joining Brookstone. The Board believes the experience and knowledge of Mr. Dana qualifies him to serve on our Board.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to each officer, director, and employee of the Company. The full text of our Code of Business Conduct and Ethics is posted on our website at www.capstoneholdingcorp.com. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation earned by our Chief Executive Officer and two other persons who served as executive officers as, at, or during the year ended December 31, 2025, and who earned compensation exceeding $100,000 during the year ended December 31, 2025 (the “Named Executive Officers”), for services as executive officers for the last two years.

	Annual Compensation				Long-Term Compensation(3)
					Nonqualified
				Other	deferred	Securities
				Annual	compensation	Underlying	Total
Name and Principal Position	Year	Salary(1)	Bonus(2)	Compensation	earnings	Options	Compensation
Matthew Lipman	2025	$198,077	$—	$8,774	$—	$—	$206,851
CEO	2024	$—	$—	$48,000	$—	$—	$48,000
Michael Toporek	2025	$—	$—	$20,000	$—	$—	$20,000
Chairman	2024	$—	$—	$48,000	$—	$—	$48,000
Edward Schultz(3)	2025	$238,760	$27,808	$—	$—	$—	$266,568
CFO	2024	$216,161	$—	$—	$—	$—	$216,161
Kevin Grotke	2025	$324,285	$5,481	$—	$—	$—	$329,765
President and CEO of TotalStone	2024	$306,099	$—	$—	$—	$—	$306,099

(1)	Management base salaries can be increased by our Board of Directors based on the attainment of financial and other performance guidelines set by our management.

(2)

Salaries listed do not include annual bonuses to be paid based on profitability and performance. These bonuses will be set, from time to time, by a disinterested majority of our Board of Directors. No bonuses will be set until such time as the aforementioned occurs.

(3)	Mr. Schultz receives a portion of his compensation through the Company’s subsidiary TotalStone, LLC where he also serves as the Vice President of Finance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2025.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options,	Options, Not	Option
	Exercisable	Exercisable	Exercise	Option
Name	(#)	(#)	Price ($)	Expiration Date
Matthew Lipman	—	—	—	—
Michael Toporek	—	—	—	—
Edward Schultz	—	—	—	—

Equity Incentive Plan

In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At December 31, 2024, no shares remained available to grant under the Plan and all granted shares are fully vested.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company generally estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. No options were granted in 2025 or 2024 and all the vesting and associated stock compensation expense occurred prior to January 1, 2023.

Stock Compensation

On November 14, 2025, the Company’s Board of Directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which was approved by the Company’s shareholders on March 30, 2026. The 2025 Plan reserves shares of common stock representing approximately 21.5% of outstanding shares for issuance pursuant to equity awards. On March 30, 2026, the Company granted 1,995,000 restricted stock awards under the 2025 Plan at a grant date fair value of $0.649 per share. No stock-based compensation expense was recognized in FY2025 as the grant occurred subsequent to the balance sheet date. See Note 19 for additional details regarding the RSA grants.

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

As of December 31, 2025 and December 31, 2024, there were approximately 50 and 500 options exercisable and vested at a weighted average exercise price of $163.00, respectively. During 2025, 450 options expired unexercised. In addition, the Company issued a warrant to Brookstone Partners IAC to purchase up to 6,322 shares of the Company’s Common Stock, which provides for quarterly vesting of shares in amounts approximately equal to the amount of quarterly interest payable that would have been payable under the Agreement, converted into shares at $0.075, all of which has now vested, and can be exercised through October 15, 2028 with an exercise price that was between $10.00 and $30.00 per share, as determined by an independent valuation, through April 1, 2024, and, since that date, the lesser of (i) $75.00 per warrant share and (ii) the 10-day average closing price of the Company’s common stock.

Employee Pension, Profit Sharing or other Retirement Plan

TotalStone, LLC maintains a defined contribution pension plan (the "401(k) Plan"), which covers all employees electing to participate after completing certain service requirements. Employer contributions are made at the Company's discretion. Generally, the Company makes safe harbor matching contributions equal to 100% of employee contributions up to 4% of the employee's Plan Compensation, as defined. Each participant is 100% vested in their salary deferral and the safe harbor matching contributions. Other employer discretionary contributions are subject to a graded vesting schedule. TotalStone's employer matching contributions for fiscal years 2025 and 2024 were $150.7 thousand and $159.0 thousand, respectively.

During the period from the acquisition date of August 22, 2025 through December 31, 2025, Carolina Stone Distributors, LLC maintained a SIMPLE IRA plan covering eligible employees after 90 days of service, under which Carolina Stone matched employee contributions up to 3% of eligible compensation. Employer matching contributions under the SIMPLE IRA for the stub period totaled approximately $10,000. The SIMPLE IRA was terminated effective December 31, 2025, and Carolina Stone employees became eligible to participate in TotalStone's 401(k) Plan effective January 1, 2026.

Canadian Stone Industries Inc. sponsors a Group Registered Savings Plan ("Group RSP") through RBC covering all employees after three months of continuous service. Under the plan, CSI matches employee contributions at 2% of eligible compensation with immediate vesting. Employer matching contributions for the period from the acquisition date of December 1, 2025 through December 31, 2025 totaled approximately $1,000.

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

Subsequent to December 31, 2025, on January 21, 2026, Mr. Lipman voluntarily reduced his annual base cash salary to $1.00 for a period of one year, effective immediately, to align executive compensation directly with common shareholder equity appreciation in connection with the Company’s cost rationalization program described in Note 19.

Compensation of Directors

John M. Holliman, III. and Michael Toporek received director compensation of $48,000 annually for 2024 and 2023 for service on the Company’s board prior to the Public Offering that closed on March 7, 2025.

In connection with the completion of its Public Offering on March 7, 2025, the Company adopted a director compensation plan consisting of an annual cash retainer of $20,000 paid quarterly in arrears. For the fiscal year ended December 31, 2025, each non-employee director earned $15,000 under this plan, representing compensation for Q2 through Q4 2025. On March 30, 2026, the Company granted restricted stock awards to non-employee directors under the 2025 Stock Incentive Plan, as described in Note 19.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2026 based on 11,453,707 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any common stock that the person has the right to acquire within 60 days of April 15, 2026 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise indicated, the address of each of the shareholders listed below is: 5141 W. 122nd Street, Alsip, IL 60803.

	Beneficially Ownership Common Stock
			Percentage
			of Voting
	Shares	Percentage	Power(5)
Name of beneficial owner 5% shareholders:
BP Peptides, LLC (1)	128,096	1.12%	5.58%
BPA XIV, LLC (1)	2,528,662	22.08%	18.18%
BPA XXI, LLC (1)	—	—	5.93%

Named executive officers and directors:
Matthew E. Lipman(1) (2)	3,048,436	26.62%	32.50%
Michael Toporek (1) (3)	519,774	4.54%	21.41%
Edward Schultz	190,000	1.66%	1.37%
Kevin Grotke	526,102	4.59%	3.78%
John M. Holliman, III	96,095	*	*
Gordon Strout (1) (4)	1,006,128	8.78%	7.23%
Charles Dana	95,000	*	*
Fredric J. Feldman, Ph.D.	95,000	*	*
Elwood D. Howse, Jr.	95,000	*	*
All executive officers and directors as a group ( nine (9) persons)	5,671,535	49.52%	58.44%

*	Less than 1%.

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

(5)

Voting power includes (i) 985,063 votes pursuant to the Series B Preferred Stock issued to Nectarine Management LLC (an entity whose voting of our securities held by such entity is solely controlled by Mr. Toporek) and (ii) 1,467,532 votes pursuant to Series Z 8% Non-Convertible Preferred Stock (642,364 shares held by BP Peptides, LLC and 825,168 shares held by Brookstone Partners Acquisition XXI Corporation), both of which vote alongside Common Stock.

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

TotalStone, LLC is party to a management and consulting agreement with a related party, Brookstone Partners IAC, Inc. (“Brookstone Partners IAC”), an entity controlled by our Chief Executive Officer (who is also a member of our board of directors) and the chairman of our board of directors. Pursuant to this agreement, Brookstone Partners IAC provides annual consulting services totaling $400,000, billed quarterly. The agreement also provides for an additional management fee equal to 5% of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in excess of $4.0 million, plus a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity or an equity recapitalization of the Company. Management fees expensed for the year ended December 31, 2025 totaled $400,000 and are included in selling, general and administrative expenses. Amounts accrued for such consulting services totaled $954.0 and $351.0 as of  December 31, 2025 and 2024. In connection with the Carolina Stone acquisition, Brookstone Partners IAC earned a 2% special services fee of approximately $94,000, which is included in transaction expenses in the consolidated statement of operations for the year ended December 31, 2025. On January 21, 2026, Brookstone Partners IAC agreed to waive management and consulting fees totaling $400,000 that would have accrued under the management agreement during the period from January 1, 2026 through December 31, 2026.

Separately, Gordon Strout, a director of the Company and Board Chairman of TotalStone, is party to an executive agreement with TotalStone pursuant to which he receives deferred compensation. As of December 31, 2025, approximately $145,000 of deferred compensation was accrued and payable to Mr. Strout under this agreement, which is included in accrued management fees on the consolidated balance sheet.

Stream Finance, LLC, which serves as a creditor on TotalStone’s mezzanine term loan, is managed by Brookstone Partners. On March 7, 2025, the Special Preferred Membership Interests were exchanged for additional term loans in an aggregate principal amount of $1,143,646 (representing $1,006,377 of original principal plus $137,269 of accrued interest). An amendment fee of $695,000 is payable on the Deferral Date (as defined in the Stream Finance Credit Agreement). As of December 31, 2025, the total outstanding balance of the Stream Finance mezzanine term loan, including principal of $2,493,664 and accrued and deferred interest, was approximately $3.0 million. The maturity date of the Stream Finance Credit Agreement is September 30, 2027, as extended pursuant to the Third Amendment dated June 11, 2025.

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

On June 15, 2022, Brookstone exercised its right to convert $1.9 million of accrued interest and debt from its senior secured note into 78,333 shares of the Company’s Common Stock at $24.75 per share. Following the Company’s corporate restructuring and Public Offering on March 7, 2025, Brookstone Partners Acquisition XIV, LLC (“BPA XIV”) received 2,528,662 shares of common stock in exchange for its TotalStone membership interests pursuant to the Master Exchange Agreement. As of December 31, 2025, BPA XIV held 2,528,662 shares, representing approximately 22.1% of the 11,453,707 shares of common stock outstanding.

In January 2021, the Company acquired a minority interest in Diamond Products Holdings, LLC (“DPH”) through an $8.0 million promissory note issued by Capstone Beta LLC to Brookstone Acquisition Partners XXI Corporation (“Brookstone XXI”), with the Company’s exposure limited to an $800,000 guaranty. In November 2023, the Diamond interest was sold to a third party for no cash consideration, resulting in an $8.0 million write-off of the investment and a $7.2 million gain on Brookstone XXI’s debt forgiveness, for a net loss of $800,000. An unsecured promissory note for $800,000 was issued on March 31, 2024, bearing interest at 6% with a maturity date of June 30, 2026. On September 30, 2025, this note was exchanged for Series Z Preferred Stock as described below.

As of December 31, 2025, the Company owed the following notes payable and accrued interest to related parties. The notes held by BP Peptides, LLC and Brookstone Acquisition Partners XXI Corporation were exchanged for shares of Series Z 8% Non-Convertible Preferred Stock on September 30, 2025, as described below, and accordingly had no outstanding balance as notes payable as of December 31, 2025. As of December 31, 2025, Stream Finance, LLC was the sole remaining related party note payable.

		Stream	Brookstone
	BP Peptides,	Finance,	Acquisition
Terms	LLC	LLC	Partners XXI(1)
Issuance dates of notes	July 17, 2017	November 14, 2019	March 31, 2021 and March 31, 2024
Maturity date	June 30, 2026	September 30, 2027	June 30, 2026
Interest rate	6%	Disclosed Note 11	1% and 6%
Collateral	Secured	Unsecured	Secured/ Unsecured

Balance – December 31, 2023	$774,327	$1,309,244	$1,009,778
Accrual of interest	$42,152	$248,860	$43,044
Balance – December 31, 2024	$816,479	$1,558,104	$1,052,822
Accrual of Interest	$31,441	$275,571	$36,400
Exchange of Special Preferred for term loans	$—	$1,143,646	$—
PIK interest capitalized	$—	$40,774	$—
Exchanged for Series Z Preferred Stock	$(847,920)	$—	$(1,089,222)
Balance – December 31, 2025	$—	$3,018,095	$—

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

Special Preferred Membership Interests were issued by TotalStone in connection with the restructuring of its mezzanine indebtedness. This indebtedness is documented pursuant to that certain Second Amended and Restated Credit Agreement, dated as of March 8, 2023, with Stream Finance, LLC, as agent, and the lenders from time to time party thereto. The maturity date of the Stream Finance Credit Agreement is September 30, 2027, as extended pursuant to the Third Amendment dated June 11, 2025. On March 7, 2025, the Special Preferred Membership Interests were exchanged for additional term loans in an aggregate principal amount of $1,143,646 (representing $1,006,377 of original principal plus $137,269 of accrued interest).

In March 2025, the Company paid $200,000 as an advisory fee payment, related to the Public Offering, to Brookstone Partners, an entity controlled by our Chief Executive Officer (who is also a member of our board of directors) and the chairman of our board of directors.

On September 30, 2025, following approval by the Audit Committee of the Board, the Company and each of BP Peptides, LLC (“BP Peptides”) and Brookstone Partners Acquisition XXI Corporation (“Brookstone Acquisition”) (collectively, the “Brookstone Lenders”), entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Brookstone Lenders agreed to exchange their notes for shares of the Company’s newly created Series Z 8% Non-Convertible Preferred Stock (the “Series Z Preferred”). As of September 30, 2025, BP Peptides held a note with a combined principal and interest balance of $847,920 and Brookstone Acquisition held a note with a combined principal and interest balance of $1,089,222. Both notes had a maturity date of June 30, 2026. Based on the Nasdaq Official Closing Price of the Company’s Common Stock of $1.32 on the day prior to the parties entering into the Exchange Agreement, BP Peptides received 642,276 shares and Brookstone Acquisition received 825,067 shares of Series Z Preferred Stock. Upon completion of the exchange, the notes were extinguished in full and all rights thereunder were released. The shares of Series Z Preferred Stock were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Series Z Preferred Stock is mandatorily redeemable and has been classified as a liability in the Company’s consolidated balance sheet in accordance with ASC 480, Distinguishing Liabilities from Equity. Interest expense of approximately $39,000 was recognized on the Series Z obligation for the period from September 30, 2025 through December 31, 2025. See Note 11 for additional information.

At the Company’s annual meeting of stockholders on November 18, 2025, stockholders approved possible future payments to Nectarine Management LLC (“Nectarine”), an entity controlled by Michael Toporek, the chairman of our board of directors, and Matthew Lipman, our Chief Executive Officer. Under the approved arrangement, the Company will pay Nectarine a consent fee of 0.25% to 2% of transaction value for certain transactions, including mergers, acquisitions, asset sales, capital stock issuances outside of equity incentive plans, joint ventures, and certain debt incurrences, plus reimbursement of legal fees up to $50,000 per transaction. On December 19, 2025, the Nominating and Corporate Governance Committee approved a payment to Nectarine equal to 2% of the $4,435,225 in cash paid at closing for the Fraser Canyon Holdings acquisition, totaling approximately $88,700. The Committee also approved reimbursement of Nectarine’s legal fees related to the acquisition, up to $50,000. An additional approximately $52,650 in contingent payments to Nectarine personnel is payable upon Capstone’s repayment of the CAD $3.6 million promissory note issued to the sellers of Fraser Canyon Holdings. In February 2025, Nectarine purchased 985,063 shares of Series B Preferred Stock for a purchase price of $30,000.

On January 21, 2026, TotalStone, LLC entered into a conditional fee waiver and deferral agreement with Brookstone Partners IAC and Gordon Strout. Under the agreement, Brookstone Partners IAC agreed to waive management and consulting fees totaling $400,000 that would have accrued during 2026 under the existing management agreement, and Mr. Strout agreed to waive salary or fee accruals amounting to $94,091 under his executive agreement with TotalStone. The waived amounts are conditional and will become payable only if TotalStone meets specified performance targets during the waiver period. See Note 19.

In connection with the Carolina Stone acquisition, Brookstone Partners IAC earned a transaction advisory fee of $94.0 thousand pursuant to the management agreement.

In connection with the Continental Stone Industries asset purchase completed December 1, 2025, Brookstone Partners IAC earned a 2% special services fee of approximately $9.2 thousand, which is included in transaction expenses in the consolidated statement of operations for the year ended   December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm GBQ Partners LLC.

	2025	2024
Audit Fees (1)	$355,127	$159,931
Audit-related fees (2)	89,319	11,050
Tax fees (3)	18,710	23,310
Total	$463,156	$194,291

(1)	Represents fees billed for professional services rendered for the annual audit, interim reviews of our financial statements and services provided in connection with registration statements.

(2)	Represents fees billed for standalone audits for acquired entities.

(3)	Represents fees billed for tax filing, preparation, and tax advisory services

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

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

3.	Exhibits (including those incorporated by reference).

(b)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Form of the Agreement and Plan of Merger	8-K	2.1	11/24/2025
2.2	Asset Purchase Agreement, dated November 30, 2025, by and between TotalStone, LLC, Continental Stone Industries Inc. and Jeffery Leech	8-K	2.1	12/02/2025
2.3	Share Purchase Agreement, dated December 1, 2025, by and between InStone Canada Corp., Dream Family Holdings Ltd, Robert Jahnsen, The Jeffery Leech Family Trust, Jeffery Leech, Wendy Chiavacci, Michael Siemens, Nathan Thompson, Curt Trierweiler, and Jeffery Leech	8-K	2.2	12/02/2025
3.1	Restated Certificate of Incorporation, dated April 22, 2005, as amended on May 21, 2010, June 22, 2015, August 22, 2019, February 10, 2021, and February 18, 2022	S-1	3.1	12/31/2024
3.2	Bylaws of the Company	S-8	4.2	06/23/2015
3.3	Amended and Restated Certificate of Designation of Series A Preferred Stock, dated June 22, 2015	S-1	3.3	12/31/2024
3.4	Form of Certificate of Amendment to the Restated Certificate of Incorporation	S-1	3.4	02/06/2025
3.5	Form of Certificate of Designation of Series B Preferred Stock	S-1	3.5	02/06/2025
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock	8-K	3.1	10/06/2025
4.1	Description of the Company’s Securities				X
4.2	Amended and Restated Warrant to Purchase Common Stock, dated March 20, 2020, issued to BP Peptides, LLC	S-1	4.2	12/31/2024
4.3	Warrant to Purchase Common Stock, dated January 30, 2018, issued to BP Peptides, LLC	8-K	10.2	02/01/2018
4.4	Form of Senior Secured Convertible Note	8-K	4.1	10/23/2025
4.5	Warrant Issued to 3i, LP, dated February 12, 2026				X
10.1	Form of Indemnification Agreement	S-1	10.1	02/06/2025

10.2	Fourth Amended and Restated Operating Agreement of TotalStone, LLC, dated March 27, 2020 and Effective as of November 26, 2021	S-1	10.10	12/31/2024
10.3	Consent and First Amendment to the Fourth Amended and Restated Operating Agreement of TotalStone, LLC, dated March 27, 2020 and Effective as of November 26, 2021	S-1	10.11	12/31/2024
10.4	Second Amended and Restated Credit Agreement, dated March 8, 2023, by and between TotalStone, LLC, Northeast Masonry Distributors, LLC, TotalStone Properties, LLC, and Stream Finance, LLC	S-1	10.12	12/31/2024
10.5	Consent, Waiver and Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2024, by and between TotalStone, LLC, Northeast Masonry Distributors, LLC, TotalStone Properties, LLC, and Stream Finance, LLC	S-1	10.13	12/31/2024
10.6	Non-negotiable Secured Subordinated Promissory Note by and between TotalStone, LLC and Northeast Masonry Distributors, LLC	S-1	10.14	12/31/2024
10.7	Brookstone Partners IAC, Inc. Amended and Restated Management Fee Agreement Dated March 1, 2020 by and between TotalStone, LLC and Brookstone Partners IAC, Inc.	S-1	10.16	12/31/2024
10.8	Management Fee Agreement, dated March 27, 2020, by and between TotalStone, LLC and Capstone Holding Corp.	S-1	10.17	12/31/2024
10.9	Amendment of Amended and Restated Management Fee and Transaction Fee Agreement, dated November 15, 2024, by and between Capstone Holding Corp., TotalStone, LLC, and Brookstone Partners IAC, Inc.	S-1	10.18	12/31/2024
10.10	Revolving Credit, Term Loan and Security Agreement by and among TotalStone, LLC, Northeast Masonry Distributors, LLC, TotalStone Properties, LLC, and Berkshire Bank, dated December 20, 2017	S-1	10.25	12/31/2024

10.11	Amendments to Revolving Credit, Term Loan and Security Agreement Still in Effect As of December 30, 2024	S-1	10.26	12/31/2024
10.12	Second Amended and Restated Revolving Credit Note Issued by TotalStone, LLC and Northeast Masonry Distributors, LLC to Berkshire Bank, dated November 14, 2019	S-1	10.27	12/31/2024
10.13	Term Note Issued by TotalStone, LLC, Northeast Masonry Distributors, LLC, and TotalStone Properties, LLC to Berkshire Bank, dated November 22, 2021	S-1	10.28	12/31/2024
10.14	Second Amended and Restated Promissory Note Issued by Capstone Holding Corp. to Brookstone Partners Acquisition XXI Corporation, dated November 11, 2024	S-1	10.29	12/31/2024
10.15	Form of Master Exchange Agreement by and among Capstone Holding Corp., TotalStone, LLC, and TotalStone’s Class B Member	S-1	10.30	02/06/2025
10.16	Form of Subscription Agreement for Purchase of Series B Preferred Stock	S-1	10.31	02/06/2025
10.17	Executive Employment Agreement by and between Capstone Holding Corp. and Matthew Lipman	S-1	10.32	02/06/2025
10.18	Form of Common Stock Purchase Agreement	10-Q	10.1	05/15/2026
10.19	Form of Registration Rights Agreement	10-Q	10.2	05/15/2026
10.20	First Amendment to Common Stock Purchase Agreement, dated June 26, 2025, by and between Capstone Holding Corp. and Tumim Stone Capital, LLC	8-K	10.1	06/27/2025
10.21	Form of Securities Purchase Agreement, by and between Capstone Holding Corp. and the Buyer	8-K	10.1	08/04/2025
10.22	Form of Senior Secured Convertible Note	8-K	10.2	08/04/2025
10.23	Conversion Price Voluntary Adjustment Notice	8-K	10.1	08/15/2025
10.24	Exchange Agreement by and among Capstone Holding Corp., BP Peptides, LLC, and Brookstone Partners Acquisition XXI Corporation, dated September 30, 2025	8-K	10.1	10/06/2025
10.25	Conversion Price Voluntary Adjustment Notice, dated October 5, 2025	8-K	10.2	10/06/2025
10.26	Capstone Holding Corp. 2025 Stock Incentive Plan	8-K	10.1	11/24/2025
10.27	Conversion Price Voluntary Adjustment Notice	8-K	10.1	11/28/2025
10.28	Subordinated Promissory Note in the Principal Amount of $1,600,000, issued by Instone Canada Corp.	8-K	10.1	12/02/2025
10.29	Subordinated Promissory Note in the Principal Amount of $2,000,000, issued by Instone Canada Corp.	8-K	10.2	12/02/2025
10.30	Guaranty Agreement, dated December 1, 2025, by and between Capstone Holding Corp. and Jeffery Leach	8-K	10.3	12/02/2025
10.31	Earn-Out Agreement, dated December 1, 2025, by and between InStone Canada Corp., Dream Family Holdings Ltd, Robert Jahnsen, The Jeffery Leech Family Trust, Jeffery Leech, Wendy Chiavacci, Michael Siemens, Nathan Thompson, Curt Trierweiler, and Jeffery Leechby	8-K	10.4	12/02/2025
10.32	Conditional Fee Waiver And Deferral Agreement, dated January 21, 2026, by and between TotalStone, LLC, Brookstone Partners IAC, and Gordon Strout	8-K	10.1	1/27/2026
10.33	Third Amendment to Second Amended and Restated Credit Agreement by and among certain Company subsidiaries and Stream Finance LLC, effective as of June 11, 2025				X
10.34	Subordinated Promissory Note in the principal amount of $1,250,000 issued by CS Purchase Holdings LLC, dated August 22, 2025				X
10.35	Canadian Stone Industries TD Bank Credit Facility, dated November 7, 2025				X
10.36	Consent Joinder and Fourteenth Amendment by and among certain Company subsidiaries and Berkshire Bank, dated August 22, 2025				X
10.37	Fifteenth Amendment to Revolving Credit, Term Loan and Security Agreement by and among certain Company subsidiaries and Beacon Bank, dated December 19, 2025				X
10.38	Form of Nectarine Management Consent Fee Letter				X
19.1	Insider Trading Policy	10-K	19.1	3/31/2025
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002				X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002				X
97.1	Capstone Holding Corp. Compensation Recovery Policy	10-K	97.1	3/31/2025
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

Index to Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Capstone Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Holding Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment – Instone Reporting Unit

Description of the Matter

As described in Note 7 to the consolidated financial statements, the Company's goodwill balance totaled $18.4 million as of December 31, 2025. Management, with assistance from a third-party valuation specialist, prepared a quantitative impairment test for the Instone reporting unit as of the Company’s annual impairment testing date in the fourth quarter of 2025 using a combination of income and market approaches. As a result of this assessment, management concluded the fair value of the reporting unit was below its carrying value, resulting in a goodwill impairment charge of $6.2 million recognized during the fourth quarter of 2025.

We identified the goodwill impairment assessment as a critical audit matter. Specifically, the estimation of fair value of the reporting unit included significant assumptions, including projected revenues, margins and the discount rate.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others:

●	Evaluating the completeness and accuracy of information used to determine the carrying value of the reporting unit.

●	Evaluating the reasonableness of projected revenues, gross margin and operating expenses relative to historical performance and underlying business strategies and growth plans.

●

Utilizing professionals with specialized skills and knowledge in valuation to assist in: (i) evaluating the valuation framework and methods considered by the Company, (ii) evaluating the reasonableness of the discount rate and terminal growth rate used in the valuation model; (iii) performing a market capitalization reconciliation relative to the estimated fair values of reporting units; and (iv) performing a sensitivity analysis to supplement our evaluation of the reasonableness of the Company's revenue projections.

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2020.

Columbus, Ohio
April 15, 2026

CAPSTONE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$727	$11
Accounts receivable, net	4,864	2,762
Inventories	17,062	9,635
Prepaid expenses	231	150
Other current assets	118	242
Total current assets	23,002	12,800
Long-term Assets:
Property and equipment, net	2,085	1,594
Goodwill	18,460	23,286
Other intangible assets	1,841	48
Right of use assets	5,397	2,068
Deferred tax asset	—	7,178
Other long-term assets	593	247
Total long-term assets	28,376	34,421
Total Assets	$51,378	$47,221

LIABILITIES & EQUITY
Current Liabilities:
Accounts payable	$4,958	$3,304
Accrued expenses	874	394
Management fee payable, related party	695	—
Line of credit	10,313	6,259
Current portion of long-term debt	3,707	1,855
Current portion, lease liability	1,655	738
Deferred tax liability	20	—
Derivative liability	702	—
Total current liabilities	22,924	12,550
Long-term liabilities:
Accrued related party management fee	454	351
Accrued Series Z preferred stock dividends	39	—
Series Z preferred stock	1,937	—
Long term debt, net of current portion	9,344	6,323
Lease liability, net of current portion	3,833	1,437
Earn-out payable	352	—
Other long-term liabilities	42	—
Total long-term liabilities	16,001	8,111
Total Liabilities	$38,925	$20,661
TotalStone, LLC – Class B Preferred Units	—	28,475
TotalStone, LLC – Special Preferred Units	—	1,143
Equity:
Series B Preferred Stock, no par value; 2,000,000 shares authorized; 985,063 issued as of December 31, 2025. No shares were authorized or issued as of December 31, 2024.	30	—
Common Stock $0.0005 par value; 50,000,000 and 200,000 shares authorized; 8,772,872 and 157,610 issued as of December 31, 2025 and December 31, 2024	4	—
Additional paid-in capital	230,457	193,044
Accumulated deficit	(218,037)	(196,102)
Accumulated other comprehensive loss	(1)	—
Total Equity	12,453	(3,058)
Total Liabilities, TotalStone, LLC. Preferred Units & Equity	$51,378	$47,221

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Fiscal Year Ended
	December 31,
	2025	2024
Sales	$48,110	$45,808
Sales returns and allowances	(1,229)	(932)
Net sales	46,881	44,876
Cost of goods sold	36,090	35,306
Gross Profit	10,791	9,570
Selling, general and administrative expenses	14,374	10,208
Impairment of goodwill	6,200	—
Transaction expenses	1,203	—
Income (loss) from operations	(10,986)	(638)
Loss on asset disposal	(11)	—
Change in fair value of derivative liability	829	—
Interest expense	(3,886)	(1,483)
Income (loss) from operations before taxes	(14,054)	(2,121)
Provision for Income Taxes (expense)	(7,176)	(442)
Net Income (Loss)	(21,230)	(2,563)
Less: Net income (loss) attributable to:
Special preferred units preferred return	—	(328)
Class B units preferred return	(705)	(2,604)
Net Income (loss) attributable to Capstone Holding Corp. stockholders	(21,935)	(5,495)
Other Comprehensive Loss
Foreign currency translation adjustment	(1)	—
Comprehensive Loss	$(21,936)	$(5,495)

Earnings (loss) per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(4.12)	$(34.87)

Weighted average number of common shares outstanding – basic and diluted	5,321,454	157,610

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(21,230)	$(2,563)
Non cash items:
Depreciation and amortization	391	310
Net, amortization (accretion) to interest expense	2,173	—
Unrealized gain (loss) on derivative instruments	(829)	—
Provisions for doubtful debt	23	—
(Gain) loss on asset disposal	11	—
Impairment on goodwill	6,200	—
Deferred taxes, net	7,178	419
Paid-in-kind interest	52	—
Change in other operating items:	—	—
Accounts receivable and other assets	292	(181)
Accounts receivable - intercompany	—	—
Inventory	(1,284)	4,115
Prepaid and other assets	310	158
Change in operating leases, net	91	210
Accounts payable	83	624
Management fee payable, related party	798	—
Accounts payable - intercompany	—	—
Accrued expenses	1,153	819
Derivative liability	188	—
Other liabilities	(12)	(43)
Cash flows provided by (used in) operating activities	(4,412)	3,868
INVESTING ACTIVITIES
Purchase of property and equipment, net	(122)	(120)
Purchase of intangible assets	(38)	(66)
Acquisition of Carolina Stone, net of cash acquired	(2,678)	—
Acquisition of CSIA, net of cash acquired	(464)	—
Acquisition of CSI, net of cash acquired	(3,611)	—
Cash flows used in investing activities	(6,913)	(186)
FINANCING ACTIVITIES
Proceeds from debt issuance	6,250	—
Payments on financing lease liabilities	(158)	(208)
Financing fees paid	(2,335)	—
Borrowings under line of credit, net	4,040	(2,315)
Debt payments	(985)	(1,000)
Deferred IPO Costs	—	(200)
Proceeds from IPO and stock issuances	5,030	—
Proceeds from equity line of credit	275	—
Cash flows provided by (used in) financing activities	12,117	(3,723)
Effect of foreign currency rates on changes in cash	(76)	—

NET CHANGE IN CASH & CASH EQUIVALENTS	716	(41)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11	52
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$727	$11

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash flows from finance leases (interest)	$14	$14
Conversion of Special Preferred Units to debt	1,143	—
Conversion of Class B Preferred Units to 3,782,641 shares of Common Stock	29,180	—
Conversion of long term debt to Series Z Preferred Stock	1,937	—
Conversion of debt to stock	2,897	—
Reclassification of derivative liability to APIC upon conversion	1,420	—
TotalStone preferred stock dividends charged to retained earnings	705	—
Financing cash flows from finance leases (principal portion)	158	208
Operating cash flows from operating leases	966	778
Interest Paid	873	1,483
Taxes Paid	29	31

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except Common Stock Shares)

						Retained	Accumulated
				Series B		Earnings	Other
			Series B	Preferred	Additional	(Accumulated	Comprehensive	Total	Class B	Special
	Common Stock	Common Stock	(Shares)	Stock	Paid-In Capital	Deficit)	Loss	Equity	Units	Preferred Unit
Balance at January 1, 2025	157,610	$—	$—	$—	$193,044	$(196,102)	$—	$(3,058)	$28,475	$1,143
Net Loss	—	—	—	—	—	(21,230)	—	(21,230)	—	—
Accrued Class B Distributions	—	—	—	—	—	(705)	—	(705)	705	—
Conversion of Class B Preferred Units to Common stock	3,782,641	1	—	—	29,180	—	—	29,181	(29,180)	—
Conversion of Special Preferred Units to Debt	—	—	—	—	—	—	—	—	—	(1,143)
Net public offering proceeds	1,250,000	2	—	—	3,250	—	—	3,252	—	—
Nectarine Management, LLC. Subscription Agreement	—	—	985,063	30	—	—	—	30	—	—
Issuance of commitment shares pursuant to equity line of credit	215,054	—	—	—	399	—	—	399	—	—
Issuance of common stock pursuant to equity line of credit	200,900	—	—	—	268	—	—	268	—	—
Issuance of common stock pursuant to Senior Convertible Note	3,166,667	1	—	—	4,316	—	—	4,317	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)	—	—
Balance at December 31, 2025	8,772,872	$4	985,063	$30	$230,457	$(218,037)	$(1)	$12,453	$—	$—

			Retained
			Earnings
		Additional	(Accumulated	Total	Class B	Special
	Common Stock	Paid-In Capital	Deficit)	Equity	Units	Preferred Unit
Balance at January 1, 2024	157,610	$193,044	$(190,607)	$2,437	$25,871	$815
Net Loss	—	—	(2,563)	(2,563)	—	—
Accrued Class B Distributions	—	—	(2,604)	(2,604)	2,604	—
Accrued Special Preferred Distributions	—	—	(328)	(328)	—	328
Balance at December 31, 2024	157,610	$193,044	$(196,102)	$(3,058)	$28,475	$1,143

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

Capstone Holding Corp. (the "Company") is a holding company that operates through its consolidated subsidiaries: TotalStone, LLC ("TotalStone"), Carolina Stone Holdings, LLC ("Carolina Stone"), and Fraser Canyon Holdings Inc. ("FCHI" and together with its subsidiaries, the "CSI business"). Through these subsidiaries, the Company distributes and installs masonry and stone veneer products for residential and commercial construction across North America.

On April 1, 2020, the Company obtained a controlling interest in TotalStone, a materials distribution company that distributes masonry and stone veneer products for residential and commercial construction across the United States. TotalStone operates under the trade names Instone and Northeast Masonry Distributors ("NMD").

On August 22, 2025, the Company, through its subsidiary CS Purchase Holdings LLC, acquired all of the issued and outstanding membership interests (the "Holdings Membership Interests") in Carolina Stone Holdings, which owns all of the issued and outstanding membership interests of Carolina Stone Distributors, LLC. Carolina Stone is a stone supplier and installer specializing in both manufactured and natural stone veneer and offering end-to-end services, including material supply, installation, and project management for residential, commercial, and multi-family projects in the Raleigh-Durham and Charlotte, North Carolina markets.

On December 1, 2025, through its indirect subsidiary Instone Canada Corp., the Company acquired 100% of the outstanding equity interests of Fraser Canyon Holdings, Inc. ("FCHI") and substantially all assets of Continental Stone Industries, Inc. ("CSIA"), collectively the "CSI business." FCHI is the parent company of Canadian Stone Industries Partnership, Canadian Stone Industries Inc., and CSIA, which together distribute natural and manufactured stone products wholesale from locations in Langley, British Columbia; North York, Ontario; and San Leandro, California. Effective at the closing of the CSI acquisition, the San Leandro, California operations were integrated into Instone's U.S. distribution network to consolidate West Coast operations; the CSI business today operates from two locations in British Columbia and Ontario.

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

Outstanding warrants to purchase 1,125 Class A Common Interests in TotalStone were cancelled on the Restructuring Date.

On the Restructuring Date, pursuant to a master exchange agreement (the “Master Exchange Agreement”) entered into by Capstone, TotalStone and TotalStone’s Class B and Class C Members, all of TotalStone’s Class B and Class C Preferred Interests were exchanged for 3,782,641 shares of Common Stock that constitute approximately 96% of the shares of Common Stock outstanding on the Restructuring Date, which were allocated to the Class B and Class C Members as set forth in the Master Exchange Agreement. As consideration for the issuance of 3,782,641 shares of Common Stock, the Class B and Class C Members surrendered their existing TotalStone’s membership interests and withdrew from the membership of TotalStone. Following the restructuring, BP Peptides, LLC, the owner of approximately 77.3% of Capstone’s shares prior to the restructuring, owns approximately 3% of Capstone’s shares on a post restructuring basis. Following the restructuring, the largest holder of Capstone’s shares (approximately 64%) will be BPA XIV, LLC. BP Peptides, LLC is jointly controlled by Matthew Lipman, our chief executive officer and a member of our board of directors, and Michael Toporek, the chairman of our board of directors, and BPA XIV, LLC is controlled by Mr. Lipman. On the Restructuring Date, the Class C Member cancelled his Class A TS Warrants, and his right to receive incentive compensation from TotalStone. TotalStone’s Class C Preferred Interests were historically included in TotalStone’s Class B Preferred Interests on the Company’s consolidated balance sheet.

TotalStone’s Special Preferred Membership Interests were exchanged on the Restructuring Date for loans in an aggregate principal amount of $1,143,646 (representing $1,006,377 of original principal plus $137,269 of accrued interest).

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

Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement. Level 3 inputs reflect the Company's own assumptions about the assumptions market participants would use in pricing an asset or liability, developed based on the best information available in the circumstances.

The categorization of an asset or liability within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between levels are recognized at the end of the reporting period in which the transfer occurs.

The Company's recurring fair value measurements as of December 31, 2025 consist of (i) the embedded conversion features bifurcated from the Senior Secured Convertible Notes, classified as derivative liabilities and measured at fair value using significant unobservable inputs (Level 3); and (ii) the contingent earn-out consideration related to the Carolina Stone and Fraser Canyon acquisitions, measured at fair value using a probability-weighted discounted cash flow model with significant unobservable inputs (Level 3). The Company also performs nonrecurring fair value measurements in connection with business combinations (Note 4) and goodwill impairment testing (Note 7), which involve Level 3 inputs including projected cash flows, discount rates, and market multiples. The Company has no recurring Level 1 or Level 2 fair value measurements as of December 31, 2025 or December 31, 2024.

Cash

Cash consists of balances held in a commercial bank account.

Accounts Receivable

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates expected credit losses for the allowance for expected credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of December 31, 2025 and December 31, 2024, the allowance for doubtful accounts totaled approximately $127.0 thousand and $104.0 thousand, respectively.

Certain of the Company’s contracts with customers include retainage provisions. Retainage represents amounts withheld from billings by customers until installation work has been inspected to ensure that obligations have been satisfied under the contract. Company invoices retainage and includes it in contract receivables when obligations have been satisfied and the right to receipt is subject only to the passage of time. As of December 31, 2025, retainage receivables were $15.0 thousand. There were no retainage receivables as of December 31, 2024.

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

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Summary of Significant Accounting Policies (cont.)

Inventories

Inventories consisting of finished goods are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories also include deposits placed on inventory purchases for shipments not yet received. Significant prepaid inventory may be located overseas. At December 31, 2025 and 2024, the total prepaid inventory balance was $61.0 thousand and $163.0 thousand, respectively. The reserve for obsolete inventory at  December 31, 2025 and  December 31, 2024, totaled $793.0 thousand and $576.0 thousand, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and indefinite lived intangible assets are not amortized, but rather are tested for impairment annually as of the 1st day of the fourth quarter of each year or more frequently if indications of potential impairment exist. The Company’s goodwill is allocated to the Company’s reporting units. As of December 31, 2025, the Company has three reporting units: the TotalStone segment (TotalStone, LLC and Canadian Stone Industries) and the Carolina Stone segment (Carolina Stone Distributors, LLC).

In evaluating potential goodwill impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. During the year ended December 31, 2025, the Company performed a quantitative goodwill impairment test for the Instone reporting unit as of October 1, 2025, and recorded a goodwill impairment charge of $6,200.0 thousand. See Note 7 for additional information regarding the Company's goodwill impairment testing. No impairment was required for the year ended December 31, 2024.

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

Convertible Debt

The Company accounts for convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging. At issuance, the Company evaluates whether embedded conversion features require bifurcation as derivative liabilities under ASC 815-15. If bifurcation is required, the embedded feature is recorded at fair value as of the issuance date, with the initial fair value recognized as a derivative liability and a corresponding debt discount on the host instrument. The derivative liability is remeasured at fair value as of each subsequent balance sheet date, with changes in fair value recognized in earnings as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. Upon modification of convertible debt, the Company evaluates the transaction under ASC 470-50, Debt Modifications and Extinguishments, and remeasures the bifurcated derivative immediately before and after the modification, with the change in fair value recognized in earnings. Upon conversion, the Company derecognizes the pro-rata carrying amount of the host debt (including unamortized OID, debt issuance costs, and derivative discount) and the corresponding portion of the derivative liability at its then-current fair value. Effective upon adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20), the Company no longer evaluates convertible instruments for beneficial conversion features.

Investment in Non-Marketable Securities

Investments in non-marketable securities without readily determinable fair values by entities that do not exercise significant influence over the investee are recorded at cost, less impairment, plus or minus observable price changes.

Revenue Recognition

Our sales primarily consist of distributing manufactured and natural stone cladding products, natural stone landscape products, and related goods for residential and commercial construction through a dealer network in 32 states in the Midwestern, Northeastern and Southeastern United States. For distribution sales, the Company recognizes revenue when control over the products has been transferred to the customer, typically upon shipment, and the Company has a present right to payment. For installation and project-based work, the Company recognizes revenue over time as performance obligations are satisfied. For production and custom residential jobs, revenue is generally recognized upon completion, as substantially all projects are short-term in nature. A small portion of commercial projects are recognized based on progress toward completion, typically through monthly billings. For 2025 and 2024, there are no estimates of variable consideration represented in revenue.Net revenue recognized at a point in time totaled approximately $43.5 million and $44.9 million for the years ended December 31, 2025 and 2024, respectively.  Net revenue recognized over time totaled approximately $3.3 million for the year ended December 31, 2025 and primarily relates to Carolina Stone.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Summary of Significant Accounting Policies (cont.)

Shipping and Handling

The Company includes amounts billed to customers related to shipping and handling and shipping and handling expenses in cost of goods sold.

Advertising Costs

Advertising and promotional expenses are expensed in the period incurred unless there are material costs that benefit future periods. The consolidated financial statements currently do not reflect any prepaid advertising expenses. For 2025 and 2024, advertising expenses were $74.0 thousand and $187.0 thousand, respectively.

Research and Development

Research and development costs are expensed as incurred and were not significant in the periods presented.

Mandatorily Redeemable Preferred Stock

The Company classifies preferred stock that embodies an unconditional obligation to redeem the instrument by transferring assets at a specified or determinable date as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. Such instruments are initially measured at fair value and subsequently measured at the present value of the amount to be paid at settlement, with interest expense accrued using the rate implicit at inception. Periodic dividend obligations on mandatorily redeemable preferred stock classified as a liability are presented as interest expense in the consolidated statements of operations. The Company's Series Z 8% Non-Convertible Preferred Stock, issued September 30, 2025, has been assessed as mandatorily redeemable and is presented as a liability in the accompanying consolidated balance sheets. See Note 15 for additional information.

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

For the years ended December 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. For the year ended  December 31, 2025, potentially dilutive securities excluded from the calculation consisted of the following:

	December 31,	December 31,
	2025	2024

Convertible notes	4,393,933	—
Representative's warrant	62,500	—
Stock options	50	500
BP Peptides warrant	6,322	6,322
Total	4,462,805	6,822

Reclassifications

Certain reclassifications to prior year information have been made to conform with current year presentation.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company has adopted the disclosure requirements of this standard on its consolidated financial statements on a prospective basis.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments permit a practical expedient under which an entity may assume current conditions as of the balance sheet date will not change over the remaining life of accounts receivable and contract assets arising from customer contracts. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years; early adoption and prospective application are permitted. The Company is evaluating the standard and does not expect a material impact.

Note 4 Business Combinations

During the fiscal year ended December 31, 2025, the Company completed two acquisitions, each accounted for as a business combination under ASC Topic 805, Business Combinations. The Company engaged Loop Capital Financial Consulting Services, LLC (“Loop Capital”) as an independent third-party valuation firm to assist with the purchase price allocations.

Carolina Stone Distributors, LLC

On August 22, 2025, the Company, through its subsidiary CS Purchase Holdings LLC, completed its acquisition of all of the issued and outstanding membership interests in Carolina Stone Holdings, LLC (“Carolina Stone Holdings”), which owns all of the issued and outstanding membership interests of Carolina Stone Distributors, LLC (“Carolina Stone”). Carolina Stone is a Morrisville, North Carolina-based distributor and installer of stone veneer and masonry products serving the Raleigh-Durham and Charlotte metropolitan areas.

Purchase Consideration. The aggregate purchase consideration for the Carolina Stone Companies was approximately $4,202.0 thousand, consisting of the following: cash at closing of $2,625.0 thousand (less preliminary working capital adjustment of $124.0 thousand for net cash transferred of $2,501.0 thousand), a subordinated promissory note of $1,250.0 thousand, final working capital adjustment of $77.0 thousand, and contingent consideration (earn-out) at fair value of $250.0 thousand.

The subordinated promissory note was issued to D22L, Inc. in the original principal amount of $1,250 thousand, maturing February 22, 2028. The note bears interest at SOFR plus 1.25%, payable quarterly commencing December 31, 2025, with quarterly principal payments of $100.0 thousand beginning December 31, 2026. After application of the working capital true-up of approximately $56.0 thousand, the outstanding principal balance at closing was approximately $1,306.0 thousand.

Contingent consideration of up to $825 thousand is payable as a singular payment based on Carolina Stone’s EBITDA performance during three annual measurement periods (fiscal years 2025, 2026, and 2027). Only one payment can be earned across all three periods. If Carolina Stone achieves EBITDA of at least $1,000 thousand in either the first or second measurement period, the seller receives the full $825 thousand, payable in equal quarterly installments through June 30, 2028. If the EBITDA threshold is not met in the first two periods, the seller may receive up to $825 thousand in the third measurement period: the full amount if EBITDA exceeds $1,000 thousand, or a pro-rata amount determined by linear interpolation if EBITDA falls between $800 thousand and $1,000 thousand (as the value that EBITDA represents between $775 thousand and $1,000 thousand). If EBITDA does not reach $800 thousand in any measurement period, no earn-out is payable.

The fair value at acquisition date of $250 thousand was estimated using a Monte Carlo simulation model with key assumptions including asset volatility of 35.0%, risk-free rate of 3.69%, and EBITDA projections based on management forecasts. Based on management’s assessment as of December 31, 2025, no remeasurement of the contingent consideration fair value was required for fiscal year 2025.

Purchase Price Allocation. The following table summarizes the fair values of assets acquired and liabilities assumed based on the final purchase price allocation performed with the assistance of Loop Capital (in thousands):

Amount
Cash purchase price	$2,702
Seller note	1,250
Earn-out agreement	250
Aggregate purchase consideration	4,202
Identifiable assets acquired and liabilities assumed:
Cash	80
Accounts receivable, net	949
Inventories	950
Prepaid expenses	8
Property and equipment, net	596
Other intangible assets	1,470
Right of use assets	906
Other long-term assets	12
Accounts payable	(409)
Accrued expenses	(159)
Current portion, lease liability	(387)
Lease liability, net of current portion	(572)
Total identifiable net assets	3,444
Goodwill	$758

Goodwill of $758.0 thousand is attributable to the assembled workforce (valued at approximately $170.0 thousand) and expected synergies from integrating Carolina Stone’s distribution and installation capabilities with the Company’s existing platform. All goodwill is allocated to the Carolina Stone reporting unit and is deductible for income tax purposes.

Post-Acquisition Results. Carolina Stone contributed revenue of $3.3 million and net income (loss) of ($169.0) thousand to the Company’s consolidated results for the period from August 22, 2025 through December 31, 2025. Acquisition-related costs of $131.0 thousand were expensed as incurred and are included in selling, general and administrative expenses.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fraser Canyon Holdings Inc. / Canadian Stone Industries

On December 1, 2025, the Company completed the acquisition of Fraser Canyon Holdings Inc. (“FCHI”) and its subsidiaries, including Canadian Stone Industries Inc. (“CSI”), through two simultaneous transactions: (i) TotalStone, LLC acquired substantially all of the assets and assumed certain liabilities of Continental Stone Industries, Inc. (the “Asset Purchase”), and (ii) a subsidiary of TotalStone acquired all of the outstanding shares of FCHI (the “Share Purchase”). CSI is a Langley, British Columbia-based distributor of manufactured and natural stone products serving Western and Eastern Canada.

Purchase Consideration. The Fraser Canyon Acquisition comprises two simultaneous transactions: (i) the CSIA Asset Purchase, in which TotalStone, LLC acquired substantially all of the assets and assumed certain liabilities of Continental Stone Industries, Inc. for cash consideration of approximately US$459 thousand (CAD $647 thousand); and (ii) the FCHI Share Purchase, in which Instone Canada Corp., a wholly-owned subsidiary of TotalStone, acquired all of the outstanding shares of Fraser Canyon Holdings, Inc. for consideration of approximately US$6,267 thousand (representing the FCHI Share Purchase portion of the combined transaction). Under ASC 805, both transactions have been accounted for as a single combined business combination because they were entered into in contemplation of one another and effected concurrently. The purchase consideration for the combined Fraser Canyon Acquisition consisted of: (i) C$6,200,000 in cash (approximately US$4,447 thousand at the closing-day exchange rate of US$1.00 = C$1.3943), of which US$459 thousand (C$647 thousand) represented the Continental Cash Purchase Price paid by TotalStone, LLC for the CSIA Asset Purchase, reduced by a working capital adjustment of C$473,189 (approximately US$339 thousand) that lowered the Cash Purchase Price payable to the FCHI sellers; (ii) Seller Note I in the principal amount of C$1,600,000 (approximately US$1,148 thousand), maturing March 31, 2027; (iii) Seller Note II in the principal amount of C$2,000,000 (approximately US$1,434 thousand), maturing December 1, 2028; and (iv) contingent earn-out consideration of up to C$3,000,000 (approximately US$2,152 thousand) based on Average EBITDA during the 2026–2027 and 2027–2028 measurement periods, with an acquisition-date fair value of US$100 thousand (US$80 thousand for Earn-Out Provision I and US$20 thousand for Earn-Out Provision II) as measured with the assistance of Loop Capital and reflected in the purchase price allocation set forth below. The seller notes, working capital adjustment, and earn-out provisions relate solely to the FCHI Share Purchase. U.S. dollar amounts have been translated from Canadian dollars at the closing-day exchange rate of US$1.00 = C$1.3943. The purchase price is subject to finalization during the measurement period.

The initial accounting for the Fraser Canyon Acquisition is incomplete as of December 31, 2025. The Company has engaged Loop Capital to assist with the valuation of identifiable intangible assets and contingent consideration; the purchase price allocation presented below is based on valuations performed with the assistance of Loop Capital. The Company will finalize the purchase price allocation within the measurement period. The purchase price allocation is based on management’s best estimates and is subject to adjustment during the measurement period (up to one year from the acquisition date) as additional information is obtained about facts and circumstances that existed at the acquisition date. The aggregate purchase consideration of approximately US$6,262 thousand reflected in the purchase price allocation below represents the FCHI Share Purchase only, stated net of the Continental Cash Purchase Price paid separately for the CSIA Asset Purchase and net of the working capital reduction described above, with U.S. dollar amounts translated at the exchange rates used for purchase accounting purposes.

Goodwill of approximately US$616 thousand at December 31, 2025 (compared to US$601 thousand at the acquisition date), including approximately $15 thousand of foreign currency translation impact. Of the goodwill recognized at the acquisition date, $601 thousand was recognized in connection with the FCHI Share Purchase, attributable to the assembled workforce (valued at approximately US$230 thousand) and expected synergies from integrating Canadian Stone Industries’ western Canadian distribution operations with the Company’s existing platform. Goodwill from the FCHI Share Purchase is not deductible for Canadian income tax purposes. The CSIA Asset Purchase did not result in goodwill, as the cash purchase consideration approximated the fair value of the net assets acquired; any tax basis in goodwill from the CSIA Asset Purchase is amortizable for U.S. income tax purposes pursuant to Section 197 of the Internal Revenue Code.

CSI contributed revenue of $592 thousand and net loss of $92 thousand for the period from December 1, 2025 through December 31, 2025. Acquisition-related costs, including the Nectarine consent fee of $89 thousand and legal and advisory fees, were expensed as incurred.

Amount
Cash purchase price	$3,606
Seller notes	2,556
Earn-out agreements	99
Aggregate purchase consideration	$6,261

Identifiable assets acquired and liabilities assumed:
Accounts receivable, net	1,330
Inventories	4,657
Income tax receivable	4
Prepaid expenses	9
Property and equipment, net	94
Other intangible assets	358
Right of use assets	2,187
Accounts payable	(589)
Accrued expenses	(167)
Income tax payable	(16)
Deferred tax liability	(20)
Current portion, lease liability	(560)
Lease liability, net of current portion	(1,627)
Total identifiable net assets	5,660
Goodwill	$601

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the Company’s consolidated results of operations for the years ended December 31, 2025 and 2024 as though both acquisitions had been completed as of January 1, 2024:

	Twelve Months Ended
	December 31,
	2025	2024
Revenue	$69,985	$73,158
Net income (loss)	(19,379)	(8,188)
Earnings (loss) per common share:	(3.64)	(51.95)

The Company prepared this unaudited pro forma information under ASC 805-10-50-2(h), presenting consolidated results as if the Carolina Stone and Fraser Canyon acquisitions had closed on January 1, 2024. Pro forma earnings per share uses the Company's actual weighted-average common shares outstanding — 5,321,454 for 2025 and 157,610 for 2024 — because neither acquisition involved share consideration. The 2024 share count reflects the Company's capital structure prior to its March 2025 initial public offering.

The pro forma results include the following adjustments directly attributable to the acquisitions, consistent with the Company's prior pro forma disclosures in Forms 8-K/A filed with the SEC:

(a) Acquisition-related transaction expenses — Under the assumed acquisition date of January 1, 2024, $1,298 of estimated transaction costs is reflected in the year ended December 31, 2024. The $1,203 of actual transaction expenses recorded in 2025 is reclassified out of pro forma 2025 results to avoid duplication.

(b) Incremental interest expense — $164 for 2025 and $1,832 for 2024, representing interest on acquisition debt as if outstanding from January 1, 2024. Acquisition debt includes the Carolina seller note ($1,250 at SOFR + 1.25%), the Fraser subordinate seller note ($1,148 at TD Prime + 1.00%), and the Fraser senior secured note ($1,434 at SOFR + 1.25%).

(c) Incremental amortization — $16 per year on intangible assets recognized in the preliminary purchase price allocation for the Carolina Stone acquisition.

(d) Income taxes — No incremental tax effect has been recognized on the above adjustments because the Company maintains a full valuation allowance against its net deferred tax assets.

The pro forma results do not represent what the Company would have reported had the acquisitions closed on the assumed date, nor do they predict future performance.

Note 5 Related Party Transactions

TotalStone is party to a management agreement with Brookstone Partners IAC ("Brookstone"), an entity controlled by the Company's Chief Executive Officer and Chairman of the Board. Pursuant to this agreement, Brookstone provides annual consulting services totaling $400.0 thousand billed quarterly. The agreement also provides for an additional management fee equal to 5% of EBITDA in excess of $4.0 million, plus a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity. Management fees expensed in each 2025 and 2024 were $400.0 thousand, and are included in selling, general and administrative expenses.  The special services fees expensed for 2025 were $103.0 thousand and are included in selling, general and administrative expenses. In connection with the Carolina Stone acquisition, Brookstone earned a 2% special services fee of approximately $94.0 thousand, which is included in transaction expenses in the consolidated statement of operations for the year ended December 31, 2025. In connection with the Continental Stone Industries asset purchase completed December 1, 2025, Brookstone earned a 2% special services fee of approximately $9.2 thousand, which is included in transaction expenses in the consolidated statement of operations for the year ended December 31, 2025. Amounts accrued for consulting and advisory services totaled $954.0 and $351.0 thousand as of December 31, 2025 and 2024, respectively.

On January 21, 2026, Brookstone entered into a conditional fee waiver and deferral agreement with TotalStone, pursuant to which Brookstone agreed to waive the $400.0 thousand in management and consulting fees that would otherwise accrue during calendar year 2026. The obligation to pay such waived fees will be extinguished unless TotalStone achieves certain performance targets specified in the agreement.

Separately, Gordon Strout, a director of the Company and Board Chairman of TotalStone, is party to an executive agreement with TotalStone pursuant to which he receives deferred compensation. As of December 31, 2025, approximately $145.0 thousand of deferred compensation was accrued and payable to Mr. Strout under this agreement, which is included in accrued management fees on the consolidated balance sheet.

Stream Finance, LLC, which serves as a creditor on TotalStone’s mezzanine term loan, is managed by Brookstone. As of December 31, 2025, the Company’s total obligation to Stream Finance was $3,713,095, comprising principal of $2,493,664, accrued and deferred interest of $524,431, and an amendment fee of $695,000 payable on the Deferral Date (as defined in the Stream Finance Credit Agreement).

On March 10, 2025, TotalStone paid Brookstone $200,000 for financial advisory and related services with respect to Capstone’s capital raising transaction (the “Capstone Capital Raising Transaction”). Additionally, in connection with the Carolina Stone acquisition, Brookstone earned a 2% management fee of $94,000 that is accrued on the December 31, 2025 consolidated balance sheet and included in transaction expenses in the consolidated statement of operations for the periods ended December 31, 2025. In connection with the acquisition of Canadian Stone Industries assets, Brookstone Partners IAC earned an advisory fee of approximately $9,200.

In connection with the Fraser Canyon acquisition, Nectarine Management LLC, an entity whose voting of Company securities is solely controlled by Mr. Toporek, earned a consent fee of $88,700 (CAD $124,000), representing 2.0% of the gross cash consideration of CAD $6,200,000. The fee was invoiced on December 10, 2025 pursuant to a letter agreement dated September 15, 2025. Additional deferred fees of up to CAD $132,000 are payable as and when seller note principal repayments and earn-out payments are made.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 Property and Equipment, Net.

A summary of the Company’s property and equipment is as follows in (“000’s”):

	December 31,	December 31,
	2025	2024
Property and Equipment, Net.
Land and buildings	$685	$685
Machinery and equipment	1,447	836
Computer equipment	291	255
Computer software	590	476
Furniture and fixtures	316	316
Leasehold Improvements	778	737
Total property and equipment	$4,107	$3,305
Accumulated depreciation and amortization	(2,022)	(1,711)
Total property and equipment	$2,085	$1,594

Depreciation and amortization expense on property and equipment for 2025 and 2024 was $313.0 and $282.0 thousand, respectively.

Note 7 Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2025 are as follows in (“000’s”):

Balance – December 31, 2024	$23,286
Goodwill acquired during year
Carolina Stone (August 22, 2025)	758
Fraser Canyon (December 1, 2025)	601
Foreign currency translation	15
Impairment losses:
Instone	(6,200)
Balance – December 31, 2025	$18,460

Goodwill recognized in connection with the Carolina Stone acquisition of $758.0 thousand is attributable to the assembled workforce and expected synergies from integrating Carolina Stone’s southeastern distribution network and installation capabilities with the Company’s existing platform. All goodwill from the Carolina Stone acquisition is allocated to the Carolina Stone reporting unit and is deductible for income tax purposes.

During the year ended December 31, 2025, the Company engaged Loop Capital and performed a quantitative goodwill impairment test for the Instone reporting unit as of October 1, 2025. The estimated fair value of the reporting unit was determined using a weighted blend of the income approach (discounted cash flow method, 50% weight), the guideline public company method (25% weight), and the guideline merged and acquired company method (25% weight). The blended enterprise value of approximately $28,148.0 thousand, after adjustment for net debt of approximately $14,632.0 thousand, resulted in an estimated fair value of equity of $13,516.0 thousand, which was $6,200.0 thousand (31.4%) below the carrying value of $19,716.0 thousand. Accordingly, the Company recorded a goodwill impairment charge of $6,200.0 thousand during the fourth quarter of 2025. Following the impairment charge, goodwill allocated to the Instone reporting unit was $17,086.0 thousand as of December 31, 2025.

The following tables summarize the Company’s other intangible assets in (“000’s”):

	As of December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Non-compete agreements	$50	$(50)	$—
Customer lists	231	(231)	—
Other	11	(11)	—
Total definite-lived intangible assets	292	(292)	—
Trademark	48	—	48
Indefinite-lived intangible assets	48	—	48
Total intangible assets	$340	$(292)	$48

	As of December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Non-compete agreements	$110	$(62)	$48
Customer lists	1,145	(254)	891
Tradenames	847	(17)	830
Distribution agreements	16	(8)	8
Total definite-lived intangible assets	2,118	(341)	1,777
Trademark	64	—	64
Indefinite-lived intangible assets	64	—	64
Total intangible assets	$2,182	$(341)	$1,841

Intangible assets are amortized over the estimated useful lives of the respective assets on a straight-line basis. Total Amortization expense for 2025 and 2024 was $49.0 and $2.0 thousand, respectively.

Total future amortization expense for finite-lived intangible assets was estimated as follows in (“000’s):

Future
Amortization
Year	Expenses
2026	$134
2027	124
2028	124
2029	124
2030	122
Thereafter	1,149
Total	$1,777

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 Fair Value Measurements

The Company’s fair value hierarchy policy is described in Note 3. The following table presents assets and liabilities measured at fair value by level:

	Level 1	Level 2	Level 3	Total
December 31, 2025 — Recurring
Derivative liabilities — embedded conversion features	$—	$—	$726	$726
December 31, 2025 — Non-recurring (equity-premise)
Goodwill — Instone reporting unit	$—	$—	$13,516	$13,516

Significant unobservable inputs used in the Level 3 measurement of the derivative liabilities (Black-Scholes option-pricing model) are summarized below:

	SSN #1 at Issuance (7/31/2025)	SSN #2 at Issuance (10/22/2025)	December 31, 2025
Expected term (years)	0.51	0.50	0.08	–	0.31
Risk-free rate	4.28%	3.78%	3.67%	–	3.74%
Annualized volatility	129.3%	144.8%	137.4%

In addition to the embedded derivative liabilities described above, the Company's Level 3 recurring fair value measurements include contingent earn-out consideration of $352 at December 31, 2025, comprising $250 from the Carolina Stone acquisition and $102 from the Fraser Canyon acquisition. The fair value of each earn-out was determined at the respective acquisition date using an option pricing model implemented through a Monte Carlo simulation of the underlying EBITDA of each acquired business, and has been carried at the acquisition-date fair value through December 31, 2025 pending the first measurement period as there were no material changes from the  acquisition date through fiscal year-end.

The significant unobservable inputs used in the Carolina Stone earn-out valuation included EBITDA volatility of 35.0%, a risk-adjusted discount rate of 15.00% to 15.50%, and risk-free rates of 3.75% to 4.37% across the three annual measurement periods through 2027, with forecasted annual EBITDA ranging from $285 to $1,021. The Carolina Stone earn-out is capped at $825 per annual measurement period subject to EBITDA floors and targets of $800 to $1,000. For the Fraser Canyon earn-out, the significant unobservable inputs included EBITDA volatility of 40.0%, a risk-adjusted discount rate of 11.50%, and risk-free rates of 3.55% to 3.63% across the three annual measurement periods through 2028, with forecasted annual EBITDA ranging from CAD $776 to CAD $1,065.

The fair value of the contingent earn-out consideration is most sensitive to changes in projected EBITDA, EBITDA volatility, and the risk-adjusted discount rate. Significant increases (decreases) in expected EBITDA would result in a higher (lower) fair value measurement. Significant increases (decreases) in EBITDA volatility generally result in a higher (lower) fair value given the option-like payoff structure. Increases (decreases) in the risk-adjusted discount rate would result in a lower (higher) fair value. Changes in the fair value of the earn-out liabilities are recognized within operating expenses in the consolidated statements of operations.

The fair value of the embedded derivative liabilities is highly sensitive to changes in the expected volatility input. Significant increases (decreases) in the expected annualized volatility would result in a significantly higher (lower) fair value measurement of the derivative liabilities, which would be recognized as a non-operating loss (gain) in the consolidated statements of operations.

Note 9 Investment in Non-Marketable Securities

On January 15, 2021, Capstone acquired a minority interest in a consumer products company, Diamond Products Holdings, LLC (“ Diamond”), a sexual wellness holding company. The structure of the transaction was as follows: i) Brookstone Acquisition Partners XXI Corporation (“Brookstone XXI”) contributed its approximately 95% equity interest in Diamond, which represented approximately 62% equity ownership on a fully-diluted basis, to Diamond Products Holdings, LLC (“DPH”); ii) The Company formed Capstone Beta LLC (“Beta”) as a wholly-owned subsidiary, and Beta purchased a portion of Brookstone XXI’s interest in DPH; iii) Beta issued a promissory note to Brookstone XXI in the original principal amount of $8.0 million, bearing interest at 1% per annum over a 36 month term, and secured its obligations thereunder by pledging Beta’s interests in DPH; and iv) As additional credit support, Capstone issued a limited payment guaranty to Brookstone XXI in the amount of 10% of the principal amount of Beta’s promissory note. The terms of the promissory note issued by Beta to Brookstone XXI include provisions whereby in the event that the membership interests in Diamond are sold or otherwise disposed of, any proceeds received by Beta are to be utilized to prepay the promissory note to Brookstone XXI and Brookstone XXI’s remaining recourse for the remaining note balance, if any, is limited to the pledged collateral (Beta’s membership interest in DPH) and the $800.0 thousand limited payment guarantee provide by Capstone. DPH was structured to hold one asset, the membership interest in Diamond, and accordingly upon the sale or other disposition of the membership interests in Diamond, the sole recourse of payment by Brookstone XXI is the $800.0 thousand limited payment guarantee. In summary, the intent of Brookstone XXI and the special committee of Capstone’s independent directors entering into this arrangement was to limit Capstone’s downside risk to $800.0 thousand.

Diamond was previously sold to its lender in satisfaction of outstanding secured indebtedness, and the Company recognized an impairment charge equal to its full basis in the investment. As of December 31, 2025 and 2024, the carrying value of the Company's investment in DPH was $0, and no amount is presented in the accompanying consolidated balance sheets.

Note 10 Line of Credit

On December 20, 2017, TotalStone executed a Revolving Credit, Term Loan and Security Agreement with Berkshire Bank (the “Revolving Credit Agreement”). The Revolving Credit Agreement has been amended fifteen times through the fiscal year ended December 31, 2025. In connection with the Carolina Stone acquisition, CS Purchase Holdings LLC, Carolina Stone Holdings, LLC, and Carolina Stone Distributors, LLC were added as co-borrowers under the Fourteenth Amendment, dated August 22, 2025. Under the Fifteenth Amendment, executed December 19, 2025, the lender is now Beacon Bank & Trust (successor by merger to Berkshire Bank), and the maturity date was extended to June 19, 2026. TotalStone’s maximum revolving advance amount is $11,500,000 for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of “Eligible Accounts Receivable” plus approximately fifty-four (54%) percent of the face amount of the TotalStone and Carolina Stone, “Finished Goods Inventory” up to a maximum inventory amount of $8.0 million.  Interest charged on the unpaid principal amount bears a rate per annum of Term SOFR plus 3.00% (6.99% and 7.19% at December 31, 2025 and 2024, respectively). The Borrower is required to maintain minimum undrawn availability of $317,000 at all times. The balance outstanding on the line of credit was $7.9 million as of December 31, 2025 and $6.2 million as of December 31, 2024. Financial covenants include a minimum Cash Flow Coverage Ratio of 1.15x and a minimum Tangible Net Worth of $1,250,000, with which the Company was in compliance at December 31, 2025. As of December 31, 2025, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

In connection with the Fraser Canyon acquisition, on November 7, 2025, Canadian Stone Industries and Klad Envelope Solutions Inc. entered into a Letter of Agreement with The Toronto-Dominion Bank ("TD Bank") providing Canadian Stone Industries with a revolving operating loan with a credit limit of CAD $5,000,000 for working capital purposes. Advances are available as Prime Rate Based Loans at Prime Rate + 0.50% per annum or United States Base Rate Loans at USBR + 0.50% per annum. The facility is uncommitted and repayable on demand. Advances are limited to a formula-based amount equal to the lesser of (i) CAD $5,000,000 and (ii) the sum of 80% of eligible Canadian and U.S. accounts receivable plus 50% of inventory held in Canada net of 30-day accounts payable. The balance outstanding on the TD Bank operating loan was approximately $2.4 million as of December 31, 2025. The TD Bank credit facility is secured by first-priority General Security Agreements from Canadian Stone Industries, Fraser Canyon Holdings Inc., Canadian Stone Industries (2022) Inc., Klad Envelope Solutions Inc., and Instone Canada Corp., covering all present and after-acquired personal property. Instone Canada Corp. has provided an unlimited guarantee.

As of December 31, 2025, the combined balance outstanding under the Company's revolving credit facilities was $10.3 million.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 Debt

As of December 31, 2025, the Company had $15.7 million in total debt outstanding, with $6.0 million payable within 12 months. A summary of the Company’s total debt outstanding is as follows in (“000’s”):

	December 31,	December 31,
	2025	2024
Long-term Debt
Note payable to BP Peptides, LLC “Brookstone”. The unsecured loan bears interest at 6% per annum, with interest payable quarterly and the amended maturity date is June 30, 2026. On September 30, 2025, $847,919 of combined prinicipal and interest was converted into 642,364 shares of Series Z non-convertible preferred stock at a conversion price of $1.32 a share.	—	817

Mezzanine term loan to Stream Finance, LLC, a related party, collateralized by substantially all of TotalStone’s assets and subordinated to the Bank term notes. Interest is calculated monthly as the Base Rate divided by an Adjustment Factor of 0.75, not to exceed 15% per annum (see further details below), with a maturity date of September 31, 2027. On March 7, 2025, the Special Preferred Membership Interests were exchanged for loans in an aggregate principal of $1,143,646 and an amendment fee of $695,000 payable on the deferral date of September 30, 2027 which are included in this amount. At December 31, 2025 and December 31, 2024, $524.0 thousand and $243.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.

	3,713	1,558
Seller’s note with Avelina Masonry, LLC, which required monthly payments of $48.0 thousand. The original maturity date was November 13, 2022 but the loan has not been paid in full and is in default. The loan bears interest at one-month SOFR plus 4.5% plus 3.0% default (11.29% and 12.14% at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and December 31, 2024, $283.0 thousand and $165.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,050	932
Seller's note with D22L, Inc., which requires quarterly interest payments commencing December 31, 2025 and quarterly principal payments of $100,000 commencing December 31, 2026. This Subordinated Promissory Note has a maturity date of February 22, 2028 and bears interest of 1.25% plus SOFR (5.59% at December 31, 2025). At December 31, 2025, $25.0 thousand of accrued interest remains unpaid and is included within this amount.	1,275	—
Senior Convertible Note with 3i, LP. issued on July 29, 2025 with a principal amount of $3,727,966 and accrued interest of $229,108. This note was issued with an 8.34% original issue discount and bears interest at the rate of 7.0% per annum, with a maturity date of July 29, 2026. At December 31, 2025, $18.0 thousand of accrued interest remains unpaid and is included within this amount.	518	—
Seller’s note with Fraser Canyon Holdings, Inc., which requires quarterly principal payments of CAD $400,000 commencing July 31, 2026. This Subordinated Promissory Note has a maturity date of March 31, 2027 and bears interest at TD Bank’s prime rate plus 1.00%, stepping up to prime plus 3.00% after November 30, 2026. At December 31, 2025, $5.0 thousand of accrued interest remains unpaid.	1,167	—
Seller’s note with Fraser Canyon Holdings, Inc., which requires quarterly principal payments of CAD $50,000 commencing March 31, 2027. This Subordinated Promissory Note has a maturity date of December 1, 2028 and bears interest at 30-day average SOFR plus 1.25%, stepping up to SOFR plus 2.50% after November 30, 2026 and SOFR plus 3.75% after November 30, 2027. At December 31, 2025, $6.0 thousand of accrued interest remains unpaid.	1,459	—
Senior Convertible Note with 3i, LP, issued on October 22, 2025 with a principal amount of $3,545,712. This note was issued with an 8.34% original issue discount and bears interest at the rate of 7.0% per annum, with a maturity date of October 22, 2026. At December 31, 2025, $46.0 thousand of accrued interest remains unpaid and is included within this amount.	3,405	—
Term note agreement with Berkshire Bank, due in 48 consecutive monthly payments of $83.0 thousand. The loan matures on December 1, 2025 and is secured by all assets of TotalStone. Interest is charged at the one- month SOFR plus 3.5% (8.19% at December 31, 2024). The Term note agreement with Berkshire Bank in amount of $660,982 was paid in full on March 10, 2025.	—	910

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

	3,161	3,174
Unsecured promissory note with Brookstone, related party plus accrued interest to acquire a minority interest in DPH. Interest accrues at 6% per annum and the maturity date is June 30, 2026. On September 30, 2025 $1,089,222 of combined principal and interest was converted into 825,168 shares of Series Z non-convertible preferred stock at a conversion price of $1.32 a share.	—	1,053
	15,746	8,444
Less: unamortized premiums, discounts, and issuance costs	(2,695)	(266)
Total debt, net unamortized premiums, discounts, and issuance costs	$13,051	$8,178

Current portion of principal outstanding	5,675	1,855
Less: current portion of unamortized premiums, discounts, and issuance costs	(1,968)	—
Total current portion of long-term debt	3,707	1,855

Long-term portion of principal outstanding	10,071	6,589
Less: long-term portion of unamortized premiums, discounts, and issuance costs	(727)	(266)
Total long-term debt, net of current portion	9,344	6,323
Total long-term debt	$13,051	$8,178

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 Debt (cont.)

Mezzanine Term Loan — Stream Finance, LLC.

TotalStone, LLC is party to the Second Amended and Restated Credit Agreement, dated March 8, 2023, with Stream Finance, LLC, as agent (as amended, the "Stream Finance Credit Agreement"). As of January 1, 2025, the outstanding balance of the mezzanine term loan was $1,552,244, consisting of principal of $1,309,244 and accrued and deferred interest of $243,000. On March 7, 2025, in connection with the corporate restructuring described in Note 2, the Special Preferred Membership Interests previously held by Stream Finance were exchanged for additional term loans, adding $1,143,646 (representing $1,006,377 of original principal plus $137,269 of accrued interest) to the outstanding principal balance. The loan bears interest at an annual rate of 14% (12% payable in cash and 2% paid-in-kind) pursuant to the terms of the Stream Finance Credit Agreement, as amended. PIK interest of $40,774 was capitalized to principal through December 31, 2025. As of December 31, 2025, the outstanding principal balance of the mezzanine term loan was $2,493,664. Including accrued and deferred interest of $524,431, the total outstanding balance was $3,018,095. Including the $695,000 amendment fee payable on the Deferral Date, the Company's total obligation to Stream Finance was $3,713,095 as of December 31, 2025. The amendment fee is payable on the Deferral Date, defined as the earliest to occur of (i) the date of repayment or prepayment of the entire outstanding principal balance of the loan, (ii) the acceleration of the entire outstanding principal balance of the loan, and (iii) the Stream Finance Maturity Date. The Stream Finance Credit Agreement matures on September 30, 2027, as extended pursuant to the Third Amendment dated June 11, 2025. The loan is secured by a second-priority lien on substantially all assets of TotalStone, LLC.

The following table summarizes the activity in the Stream Finance mezzanine term loan for the year ended December 31, 2025:

Balance, January 1, 2025	$1,309,244
Special Preferred exchange (March 7, 2025)	1,143,646
PIK interest capitalized	40,774
Balance, December 31, 2025	$2,493,664

(1) The table above presents principal activity only. As of January 1, 2025, accrued and deferred interest totaled $243,000. As of December 31, 2025, accrued and deferred interest totaled $524,431 and the amendment fee of $695,000 remained payable on the Deferral Date. The Company's total obligation to Stream Finance, including principal of $2,493,664, accrued and deferred interest of $524,431, and the amendment fee of $695,000, was $3,713,095 at December 31, 2025.

Prior to the Fourteenth Amendment, the interest rate on the Credit Facility was determined on a performance-based sliding scale, with the applicable rate set each quarter by reference to trailing Adjusted EBITDA of TotalStone as measured under the two tables below (Table A excluding the Northeast operations and Table B including them):

Table A			Table B
	Adjusted EBITDA of TotalStone			Adjusted EBITDA of TotalStone
Level	(exclusive of Northeast)	Rate	Level	and Northeast	Rate
I	Greater than $2,500,000	12%	I	Greater than $4,000,000	12%
II	Less than or equal to $2,500,000, but greater than or equal to $2,000,000	10%	II	Less than or equal to $4,000,000, but greater than or equal to $3,500,000	10%
III	Less than $2,000,000	8%	III	Less than $3,500,000	8%

Subordinated Promissory Note — Carolina Stone. In connection with the acquisition of Carolina Stone Holdings, LLC on August 22, 2025, CS Purchase Holdings LLC issued a subordinated promissory note to the seller in the original principal amount of $1,250,000 (the “CS Seller Note”). Following the final working capital adjustment of $56,047 added to the principal balance, the CS Seller Note had a balance of approximately $1,306,000 at closing. The CS Seller Note bears interest at a rate of SOFR plus 1.25%, payable quarterly beginning December 31, 2025. Quarterly principal payments of $100,000 commence December 31, 2026, with the remaining balance due at maturity on February 22, 2028. The CS Seller Note is subordinated and unsecured, and is prepayable without penalty. The balance outstanding as of December 31, 2025 was approximately $1,306,000.

Seller Notes — Fraser Canyon. In connection with the acquisition of Fraser Canyon Holdings, Inc. and the assets of Continental Stone Industries, Inc. on December 1, 2025, Instone Canada Corp. issued two subordinated promissory notes to the sellers: First Seller Note. The first note was issued in the original principal amount of CAD $1,600,000 and matures on March 31, 2027. The note bears interest at TD Bank’s prime rate plus 1.00% through November 30, 2026, stepping up to prime rate plus 3.00% thereafter, payable quarterly. Principal payments of CAD $400,000 each are due on July 31, 2026 and October 31, 2026, with the remaining balance due at maturity. The note is guaranteed by Capstone Holding Corp. and includes a mandatory prepayment provision requiring 50% of net cash proceeds from Capstone equity or debt raises in excess of US $1,100,000. As of December 31, 2025, the outstanding principal balance was CAD $1,600,000 (approximately USD $1,112,000), excluding accrued interest. Second Seller Note. The second note was issued in the original principal amount of CAD $2,000,000 and matures on December 1, 2028. The note bears interest at 30-day average SOFR plus an escalating margin: 1.25% through November 30, 2026; 2.50% from December 1, 2026 through November 30, 2027; and 3.75% thereafter, payable quarterly. Quarterly principal payments of CAD $50,000 commence March 31, 2027, with the remaining balance due at maturity. The note includes a mandatory prepayment provision requiring 50% of quarterly fixed charge excess cash flow to be applied to principal. As of December 31, 2025, the outstanding principal balance was CAD $2,000,000 (approximately USD $1,390,000), excluding accrued interest. Both notes are subordinated to the TD Bank credit facilities.

Liquidity and Nasdaq Listing Compliance

In January 2026, the Company received a notification from the Nasdaq Stock Market indicating that the closing bid price of its Common Stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The Company has until July 6, 2026 to regain compliance, and the Board of Directors intends to seek shareholder authorization at the 2026 Annual Meeting to effect a reverse stock split, if needed, to satisfy the minimum bid price requirement. Continued listing on Nasdaq is an important component of the Company's access to capital markets, including its ability to issue shares under the ELOC and to raise additional equity capital on favorable terms. A delisting or prolonged non-compliance could adversely impact the Company's liquidity position. In addition, the Company has generated recurring net losses, including a net loss of $21.2 million for the year ended December 31, 2025, and has had negative cash flow from operations in each of the past two fiscal years.

Management has evaluated these conditions together with the Company's liquidity resources and operational plans. In April 2025, the Company entered into a $20 million Equity Line of Credit agreement with 3i, LP (the "ELOC"), under which the Company may sell shares of its Common Stock from time to time to 3i, LP at pricing determined under the ELOC agreement, subject to certain conditions, including the Company's continued Nasdaq listing. As of December 31, 2025, and as of April 15, 2026, approximately $19.5 million remained undrawn under the ELOC, and the Company intends to continue using the ELOC as a component of its liquidity strategy alongside its Revolving Credit Agreement. The Company is also actively integrating the businesses acquired in 2025 and implementing plans to realize operating synergies and cost reductions across the combined platform. On the revenue side, management is expanding the Company's product offering — including new stone veneer lines, complementary hardscape and masonry categories, and broader distribution into the Carolinas and Canadian markets — to drive organic growth and improve operating leverage in 2026. Based on this evaluation, management believes the Company's available liquidity and operating plans are sufficient to fund operations for at least one year from the issuance date of these consolidated financial statements.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Convertible Notes. In July 2025, the Company issued a Senior Secured Convertible Note to 3i, LP (the "July Note") in the original principal amount of $3,272,966 (net of an 8.34% original issue discount), maturing July 31, 2026. In October 2025, the Company issued a second Senior Secured Convertible Note to 3i, LP (the "October Note") in the original principal amount of $3,545,712, maturing October 22, 2026. Both notes bear interest at 7.0% per annum, with quarterly cash amortization beginning after 90 days. The notes are secured by a first-priority lien on substantially all of the Company's assets. The embedded conversion features were bifurcated and accounted for as derivative liabilities at fair value in accordance with ASC 815 (see the derivative instruments disclosure below). During the year ended December 31, 2025, the Company entered into three amendments to the July Note and one amendment to the October Note that reduced the applicable conversion prices. The conversion price on the July Note was reduced from $1.72 to $1.00 per share and subsequently to $0.75 per share. On the October Note, the conversion price on $1,772,856 of principal was reduced from $1.10 to $0.75 per share, while the remaining $1,772,856 of principal continued at $1.10 per share. During the year ended December 31, 2025, the Buyer converted $2,710,280 of July Note principal into 2,900,000 shares of common stock at $1.00 per share and $186,916 of October Note principal and $13,084 of accrued interest into 266,667 shares at $0.75 per share. Separately, the Company redeemed $61,942 of July Note principal in cash on September 3, 2025. As of December 31, 2025, the outstanding principal balance was $500,744 on the July Note and $3,358,797 on the October Note, for an aggregate balance of $3,859,541.

The following table summarizes the carrying value of the Company's senior secured convertible notes as of  December 31, 2025:

	SSN #1	SSN #2	Total
Stated principal	$500,744	$3,358,797	$3,859,541
Less: unamortized OID	(46,928)	(280,124)	(327,052)
Less: unamortized debt issuance costs	(55,014)	(272,344)	(327,358)
Less: unamortized derivative discount	(217,573)	(1,418,779)	(1,636,352)
Net carrying value	$181,229	$1,387,550	$1,568,779

The following table presents a roll forward of the derivative liabilities associated with the embedded conversion features for the year ended December 31, 2025:

	SSN #1	SSN #2	Total
	$—	$—	$—
Fair value at note issuance	1,265,557	1,497,734	2,763,291
Change in fair value — amendments	83,975	(122,936)	(38,961)
Change in fair value — conversions	(687,365)	(151,668)	(839,033)
Derecogition to adddition paid-in capital	(1,152,639)	(64,479)	(1,217,118)
Change in fair value — remeasurement	562,200	(513,500)	48,700
	$71,728	$645,151	$716,879

As of December 31, 2025, the following shares of common stock were issuable upon conversion of the outstanding senior secured convertible notes:

	Conversion Price	Principal	Shares Issuable
July Note	0.75	500,744	667,659
October Note — Tranche 1	0.75	1,585,940	2,114,587
October Note — Tranche 2	1.1	1,772,856	1,611,687
Total		$3,859,540	$4,393,933

Promissory Note — Brookstone XXI, LLC. The $800,000 unsecured promissory note payable to Brookstone Partners Acquisition XXI Corporation was included in the combined principal and interest balance of $1,089,222 exchanged for 825,067 shares of Series Z 8% Non-Convertible Preferred Stock on September 30, 2025 (see above). Upon completion of the exchange, the note and all related obligations, including Capstone’s limited payment guaranty, were extinguished in full. As of December 31, 2025, no amounts remain outstanding.

Scheduled maturities of long-term as of December 31, 2025, are as follows:

2026	$5,675
2027	4,869
2028	2,123
2029	44
2030	54
Thereafter	2,981
Total	$15,746

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 Leases

As of December 31, 2025, the balance of our right-of-use (“ROU”) assets was $5.4 million, net, and total lease liabilities of $5.5 million (consisting of $1.7 million current and $3.8 million non-current), included in current portion, lease liability and lease liability, net of current portion.

In connection with the acquisitions of Carolina Stone ( August 22, 2025) and Fraser Canyon Holdings/CSI ( December 1, 2025), the Company assumed operating leases for distribution, showroom, and warehouse facilities. The Carolina Stone leases include: (i) approximately 13,500 square feet at 10306 Globe Road, Morrisville, NC, extended through May 31, 2027, at approximately $154,560 annually, and (ii) approximately 28,000 square feet at 901 Tulip Drive, Gastonia, NC, through June 30, 2029, at a starting annual base rent of $130,200 escalating at 3.5% annually. The CSI leases include: (i) approximately 31,418 square feet at 27524–51A Avenue, Langley, BC, through July 31, 2030, at approximately CAD $627,024 annually, and (ii) approximately 30,000 square feet at 45 Fenmar Drive, North York, ON, through November 30, 2026, with a five-year extension option not yet exercised. Operating lease ROU assets of $906 thousand and corresponding lease liabilities were recognized at fair value upon the Carolina Stone acquisition date (see Note 4). Fraser Canyon/CSI ROU assets and lease liabilities are included in the purchase price allocation and totaled approximately $2.1 million.

The maturity of our lease liabilities as of  December 31, 2025 is as follows in (“000’s”):

Year	Finance	Operating
2026	$274	$1,605
2027	143	1,206
2028	40	807
2029	15	743
2030	9	467
Thereafter	—	693
Total undiscounted Lease Payments	481	5,521
Less: Present value discount	(22)	(492)
Total Lease Liability	$459	$5,029

Lease expense recognized on our leases is as follows in (“000’s”):

	Twelve months	Twelve months
	Ended	Ended
	December 31,	December 31,
	2025	2024
Finance leases
Amortization expense	$182	$164
Interest expense	15	14
Operating leases
Straight-line rent expense	967	779
Total lease expense	$1,164	$957

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 Leases (cont.)

The following summarizes additional information related to our leases for 2025 and 2024 in (“000’s”):

	Twelve months ended		Twelve months ended
	December 31, 2025		December 31, 2024
	Finance	Operating	Finance	Operating
Weighted-average remaining lease terms (years)	2.2	4.9	2.8	3.9
Weighted-average discount rate	4.49%	3.91%	3.93%	2.95%
ROU assets obtained in exchange for new lease liabilities	$246	$1,395	$219	$—

Note 13 TotalStone Preferred Units

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

On the Restructuring Date ( March 7, 2025), all outstanding Class B and Class C Preferred Interests in TotalStone were exchanged for 3,782,641 shares of the Company’s Common Stock pursuant to the Master Exchange Agreement described in Note 2. The Special Preferred Membership Interests were also extinguished in connection with the restructuring. As of December 31, 2025, no TotalStone preferred units remain outstanding.

Note 14 TotalStone Warrants

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

On the Restructuring Date ( March 7, 2025), 1,125 outstanding Class A TS Warrants were cancelled in connection with the corporate restructuring described in Note 2. The remaining 50 warrants from the original grant of 1,175 had been previously forfeited. As of December 31, 2025, no TotalStone warrants remain outstanding.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 Stockholders’ Equity

As of December 31, 2025, the Company had 8,772,872 shares of Common Stock issued and outstanding and 25,000,000 shares of preferred stock authorized, of which 2,000,000 are designated as Series B Preferred Stock (985,063 shares issued and outstanding) and 3,500,000 are designated as Series Z 8% Non-Convertible Preferred Stock (1,467,343 shares issued and outstanding, classified as a liability pursuant to ASC 480).

In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At December 31, 2024, no shares remained available to grant under the Plan and all granted shares are fully vested.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company generally estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. No options were granted in 2025 or 2024.

Stock Compensation

There were no stock compensation costs, option grants or stock options exercised in 2025 or 2024. At December 31, 2025, there were no remaining unamortized non-cash stock compensation costs.

As of December 31, 2025 and  December 31, 2024, there were approximately 50 and 500 options exercisable and vested at a weighted average exercise price of $163.00, respectively. During 2025 and 2024, 450 options expired unexercised. No options were granted or exercised in 2025 or 2024.

The Brookstone Partners warrant expired unexercised on April 1, 2024.

Preferred Stock

On February 20, 2025, following the Company’s controlling shareholder’s approval, the Company filed an amendment to its Restated Certificate of Incorporation to increase the authorized shares of preferred stock to 25,000,000 shares. As of December 31, 2025, the Company had 985,063 shares of Series B Preferred Stock outstanding. Additionally, 1,467,343 shares of Series Z 8% Non-Convertible Preferred Stock were issued and outstanding; however, the Series Z Preferred Stock is classified as a liability on the consolidated balance sheet pursuant to ASC 480, Distinguishing Liabilities from Equity (see Series Z disclosure below). As of December 31, 2024, there were no outstanding shares of preferred stock.

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

The Benefit Plan was cancelled per the Master Exchange and Other Transaction Agreement executed on March 3, 2025.

Series B Preferred Stock: In February 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the Delaware Secretary of State, designating 2,000,000 shares as Series B Preferred Stock, no par value. Nectarine Management, LLC, an entity controlled by Michael Toporek, the chairman of the board of directors, purchased 985,063 shares of Series B Preferred Stock for a purchase price of $30,000. The holders of Series B Preferred Stock have the right to vote together with common stockholders, casting one vote per share. Series B Preferred Stock is convertible into Common Stock at the holder’s option after the two-year anniversary of the Company’s February 2025 initial public offering, provided the Common Stock’s closing price meets or exceeds $40 per share. Until less than 50% of the originally issued Series B Preferred Stock remains outstanding, holders of at least 50% of such shares may appoint two directors to the Board and the Company cannot take certain corporate actions without the approval of at least 50% of the outstanding Series B Preferred Stock.

Series Z 8% Non-Convertible Preferred Stock (Classified as Liability): On September 30, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 3,500,000 shares as Series Z Preferred Stock, no par value. A total of 1,467,343 shares were issued to BP Peptides, LLC (642,276 shares) and Brookstone Partners Acquisition XXI Corporation (825,067 shares), both affiliates of Brookstone Partners, the Company’s majority shareholder, in exchange for the extinguishment of outstanding related party promissory notes with a combined principal and accrued interest balance of approximately $1.94 million. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Series Z Preferred Stock is non-convertible and carries a cumulative dividend at the rate of 8% per annum, accruing daily on the $1.32 per share stated value based on a 360-day year of twelve 30-day months. Accrued but unpaid dividends compound quarterly. The Series Z Preferred Stock is mandatorily redeemable at the earlier of (a) the seventh anniversary of the original issue date ( September 30, 2032) or (b) the occurrence of a Fundamental Transaction, at a redemption price equal to the stated value plus all accrued and unpaid dividends. Because the Series Z Preferred Stock embodies an unconditional obligation requiring the Company to transfer assets to redeem the instrument at a specified date, and the instrument is non-convertible, the Company has classified the Series Z Preferred Stock as a liability in accordance with ASC 480-10-25-4, Distinguishing Liabilities from Equity. The Series Z liability was initially measured at fair value, which approximated the aggregate stated value of $1,936,893, and is subsequently measured using the interest method, with periodic accretion of interest expense at the 8% contractual rate. Interest expense of approximately $39,000 was recognized for the period from September 30, 2025 through December 31, 2025. As of December 31, 2025, the carrying value of the Series Z liability, including accrued interest, was approximately $1,976,000.

In connection with the Public Offering that closed on March 7, 2025, the Company issued to the underwriters warrants to purchase an aggregate of 62,500 shares of Common Stock (the “Representative’s Warrant”), representing 5% of the shares issued in the Public Offering. The Representative’s Warrant is exercisable commencing on September 5, 2025 and expiring on September 7, 2026, at an exercise price of $4.00 per share. As of December 31, 2025, the Representative’s Warrant had not been exercised.

The Company’s Senior Secured Convertible Notes (see Note 11) are convertible into shares of Common Stock at conversion prices ranging from $0.75 to $1.10 per share. During the year ended December 31, 2025, holders converted an aggregate principal amount of $2,897,196 into 3,166,667 shares of Common Stock at conversion prices ranging from $0.75 to $1.00 per share. As of December 31, 2025, the remaining outstanding principal of $3,859,541 would be convertible into approximately 4,393,933 shares of Common Stock at conversion prices ranging from $0.75 to $1.10 per share.

Note 16 TotalStone 401(K) Retirement Savings Plan

TotalStone maintains a defined contribution pension plan, which covers all employees electing to participate after completing certain service requirements. Employer contributions are made at the Company’s discretion. Generally, the Company makes safe harbor matching contributions equal to 100% of employee contributions up to 4% of the employee’s Plan Compensation, as defined. Each participant is 100% vested in their salary deferral and the safe harbor matching contributions. Other employer discretionary contributions are subject to a graded vesting schedule. Company matching contribution expense in each of 2025 and 2024 was $150.7 thousand and $159.0 thousand, respectively.

Carolina Stone Distributors, LLC maintained a SIMPLE IRA plan covering eligible employees after 90 days of service. Under the plan, Carolina Stone matched employee contributions up to 3% of eligible compensation. Employer matching contributions for the period from the acquisition date of August 22, 2025 through December 31, 2025 totaled $10.0 thousand. The SIMPLE IRA was terminated effective December 31, 2025, and Carolina Stone employees became eligible to participate in TotalStone's 401(k) Plan effective January 1, 2026.

Canadian Stone Industries Inc. sponsors a Group Registered Savings Plan ("Group RSP") through RBC covering all employees after three months of continuous service. Under the plan, CSI matches employee contributions at 2% of eligible compensation with immediate vesting. Employer matching contributions for the period from the acquisition date of December 1, 2025 through December 31, 2025 totaled $1.0 thousand.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 Income Taxes

Pre-Tax book income/(loss) has been recorded in the following jurisdictions:

	Tax Years Ended
	12/31/2025	12/31/2024
US	$(13,877)	$(2,121)
Foreign	(177)	-
Income from continuing operations before taxes	(14,054)	(2,121)
Total pre-tax income/(loss)	$(14,054)	$(2,121)

The Company generated federal and state income tax expense for the period ended December 31, 2025 of $7,178, $46, and $48, respectively in ('000's'). The Company generated federal, state, and foreign income tax expense for the period ended December 31, 2024 of $419, $23, and $0, respectively in ('000's').

	Tax Years Ended
	12/31/2025	12/31/2024
Current:
Federal	$-	$-
State	46	23
Foreign	(28)	-
	18	23
Deferred:
Federal	7,178	419
State	-	-
Foreign	(19)	-
	7,159	419
Income tax expense (benefit) for continuing operations	7,176	442
Total	7,176	$442

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 Income Taxes (cont.)

Effective January 1, 2025, the Company adopted ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis in accordance with the standard’s transition guidance. As required under ASU 2023‑09, the rate reconciliation for the current year is presented using the new prescribed categories and enhanced disaggregation to provide greater transparency into the factors affecting the Company’s effective tax rate for continuing operations. The following table presents the Company’s income tax rate reconciliation on continuing operations for the year ended December 31, 2025, prepared in accordance with the disclosure requirements of ASU 2023‑09 in ('000's').

	Tax Year Ended
	12/31/2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(2,951)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	46	-0.33%
Foreign Tax Effects	(11)	0.07%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	0.00%
Effect of Cross-Border Tax Laws	-	0.00%
Tax Credits	1,475	-10.49%
Changes in Valuation Allowances	(3,177)	22.60%
Nontaxable or Nondeductible Items
Embedded Derivative	(174)	1.24%
Goodwill Impairment	1,302	-9.26%
Other Nontaxable or Nondeductible Items	102	-0.73%
Changes in Unrecognized Tax Benefits	-	0.00%
Other Adjustments
Net Federal Operating Losses Expiration	9,944	-70.76%
Other Unused Attributes	619	-4.40%
Other	1	-0.01%
Effective Tax Rate	$7,176	-54.99%

As a result of the Company’s prospective adoption of ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, the rate reconciliation table presented above for the year ended December 31, 2025 reflects the new prescribed categories and enhanced disaggregation required under the updated disclosure framework. In accordance with the transition guidance, the Company did not elect retrospective application; therefore, the comparative periods that follow are presented in the legacy ASC 740 format applicable to those historical periods. The Company continues to apply FASB ASC Topic 740, Income Taxes, in the computation and presentation of its income tax provision, and the enhanced ASU 2023‑09 disclosure requirements apply solely to the current year rate reconciliation. The following table presents the reconciliation of the income tax provision (benefit) for prior periods using the legacy ASC 740 disclosure format for continuing operations in ('000's').

Tax Year Ended
12/31/2024
Income tax provison (benefit) at statutory rate	(444)
State taxes, net of federal benefit	23
Net change in NOL carryforward, federal credits and valuation allowance	863
Income tax provision recognized	$442

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows in ('000's'):

	Tax Years Ended
	12/31/2025	12/31/2024
Deferred tax assets:
Stock options	$89	$79
Basis difference in TotalStone	-	620
Basis difference in Diamond Products	247	217
Interest expense limitation	961	730
Property and equipment	403	-
Intangibles	24	-
Federal credits	2,111	3,110
Net operating loss carryforwards	20,896	29,604
Other deferred tax assets	724	460
Gross deferred tax assets	25,456	34,820
Valuation allowance	(25,437)	(27,642)
Net deferred tax assets	$20	$7,178
Deferred tax liabilities
Intangibles	(40)	-
Gross deferred tax liabilities	(40)	-
Net deferred tax liabilities	(40)	-
Net deferred taxes	$(20)	$7,178

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 Income Taxes (cont.)

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax information by expanding annual disclosure requirements related to income taxes paid. The amendments require entities to disaggregate income taxes paid by jurisdiction, providing separate disclosure for federal, state, and foreign income tax payments.  These requirements are intended to give users of the financial statements greater insight into the geographical distribution of an entity’s cash tax outflows and tax related cash flow risks.  The Company has adopted the disclosure requirements of this standard on its consolidated financial statements.

Cash paid for income taxes (net of refunds) are as follows for the year ended December 31, 2025 in ('000's'):

Tax Year Ended
12/31/2025
U.S. Federal	$-
U.S. State
California	(79)
New Jersey	(66)
Foreign
Canada	21
Total income taxes paid, net	$(124)

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The valuation allowance changed by -$2.2 million,  during the year ended December 31, 2025.

For the period ended December 31, 2025, Capstone Holding Corp. has a total carryover of Federal Net Operating Losses (NOLs) of $98.4 million, which represents NOLs that were generated before the rules of the Tax Cuts and Jobs Act (TCJA), which became effective on January 1, 2018 and NOLs that were generated after the TCJA. The Company expects to expire $22.7 million of NOLs for the period ended December 31, 2025. The Company’s NOLs that were generated after TCJA in the amount of $8.8 million do not expire but are subject to the 80% limitation. The Company has a State NOL carryover of $3.6 million. These NOLs are subject to various limitations and expiration dates.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, a company's ability to use net operating losses and tax credits may be limited as prescribed under Internal Revenue Code Section 382 and 383 ("IRC Section 382"). Events which may cause limitations in the amount of the net operating losses or tax credits that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 rules and similar state provisions. At December 31, 2025, based on preliminary internal analysis, the Company has not experienced an ownership change as defined under IRC Section 382. However, in light of the 2025 initial public offering, corporate restructuring, and conversions of convertible notes and preferred interests into common stock, the Company expects that an ownership change may occur in early 2026. Upon occurrence of an ownership change, the Company's ability to utilize its $98.4 million of pre-TCJA and $8.8 million of post-TCJA federal net operating loss carryforwards against future taxable income will become subject to an annual limitation under IRC Section 382. The Company intends to engage an outside advisor to complete a formal Section 382 study. Any such limitation is not expected to affect the Company's net income tax expense in the near term because of the full valuation allowance maintained against net deferred tax assets.

The Company's major tax jurisdictions are the United States and Canada.  All of the Company's tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit.  The Company does not have any tax audits pending in the United States.

"The Inflation Reduction Act of 2022 was signed into law August 16, 2022, and includes significant legislation addressing taxes, inflation, climate change and renewable energy incentives, and healthcare.  Key tax provisions include a 15% corporate minimum tax, clean energy incentives, and a 1% excise tax on stock buybacks. The Company does not expect the provisions of such legislation to have any impact on the effective tax rate of the Company but will continue to evaluate the tax effects should any provisions become applicable to the Company.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted as Public Law 119‑21. The legislation implements several amendments to the Internal Revenue Code, including the permanent extension of 100 percent bonus depreciation for qualified property and research and development expenditures, as well as revisions to expensing rules applicable to certain structures.  The Act also includes modifications affecting corporate tax administration, such as adjustments to the Employee Retention Credit (ERC), changes to Opportunity Zone related provisions, and the scheduled expiration or modification of certain business related clean energy credits.

The Company has evaluated the corporate income tax effects of the OBBBA in the period of enactment. In connection with the Act’s modifications to bonus depreciation,  the Company has accelerated depreciation for its current period additions, consistent with the Act’s statutory framework governing the 100 percent allowance. The resulting adjustments have been reflected in the Company’s measurement of current and deferred income tax assets and liabilities. Based on its analysis, the Company determined that the enactment of the OBBBA did not have a material impact on its consolidated financial statements for the year ended December 31, 2025. The Company will continue to monitor regulatory and administrative guidance issued under the Act."

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 Segment Information

The Company has two reportable segments: (i) the TotalStone segment, which includes the operations of TotalStone, LLC and the legacy Instone distribution business, together with Canadian Stone Industries Inc. and Continental Stone Industries, Inc. (collectively, "Fraser Canyon"), acquired in December 2025; and (ii) the Carolina Stone segment, which includes the operations of Carolina Stone Distributors, LLC and its affiliated installation business, acquired in August 2025. The TotalStone segment distributes natural and manufactured stone and related building products. The Carolina Stone segment distributes and installs stone veneer and related masonry products. The Company also incurs corporate-level SG&A expenses at Capstone Holding Corp. ("Capstone" or the "Parent"), consisting primarily of board fees, investor relations, filing, legal, insurance, accounting and consulting expenses not identifiable or allocated to the operating segments.

The Company's Chief Executive Officer serves as the chief operating decision maker ("CODM"). The CODM evaluates segment performance based on segment revenue, gross profit, and income (loss) from operations. Corporate overhead and certain shared services costs not directly attributable to a segment are reported within the Parent/Eliminations column. Interest expense, income taxes, and other non-operating items are not allocated to segments. The accounting policies of the reportable segments are the same as those described in Note 3.

The following tables present financial information regarding the Company's reportable segments, reconciled to the Company's consolidated totals.

	Fiscal Year Ended December 31,
	2025					2024
	TotalStone	Carolina Stone	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$43,550	$3,331	$—	$—	$46,881	$44,876	$—	$—	$—	$44,876
Cost of goods sold	33,834	2,256	—	—	36,090	35,306	—	—	—	35,306
Gross Profit	9,716	1,075	—	—	10,791	9,570	—	—	—	9,570
Selling, general and administrative expenses	10,157	1,204	3,223	(210)	14,374	9,847	—	611	(240)	10,208
Impairment of goodwill	6,200	—		—	6,200	—	—	—	—	—
Transaction Expenses	185		1,018		1,203					—
(Loss) income from operations	$(6,826)	$(129)	$(4,241)	$210	$(10,986)	$(277)	$—	$(611)	$240	$(638)

Other financial information:
Depreciation & amortization	$277	$75	$39	$—	$391	$310	$—	$—	$—	$310

	As of December 31, 2025					As of December 31, 2024
	TotalStone	Carolina Stone	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone	Parent	Eliminations	Consolidated
Total assets	$51,332	$5,531	$6,141	$(11,626)	$51,378	$40,468		$7,858	$(1,105)	$47,221

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 Subsequent Events

Cost Rationalization and Executive Compensation. In January 2026, the Company executed a cost rationalization program removing approximately $2.0 million in annualized corporate overhead expenses, primarily through the elimination of non-core investor relations and consulting expenditures. In connection with the cost rationalization, the Chief Executive Officer voluntarily reduced his annual base cash salary to $1.00 for a period of one year, effective February 1, 2026.

Fee Waiver and Deferral Agreement. On January 21, 2026, TotalStone, LLC entered into a conditional fee waiver and deferral agreement with Brookstone Partners IAC, Inc. (a related party) and Gordon Strout (Board Chairman of TotalStone). Under the agreement, Brookstone Partners IAC agreed to waive management and consulting fees totaling $400,000 that would have accrued during the period from January 1, 2026 through December 31, 2026 under the existing management agreement dated March 1, 2020. Additionally, Mr. Strout agreed to waive the right to salary or fee accruals amounting to $94,091 under his executive agreement with TotalStone. The waived amounts are conditional and will become payable only if TotalStone meets specified performance targets during the waiver period.

Convertible Note Activity. Subsequent to December 31, 2025, the Buyer converted additional principal under the October 2025 Senior Secured Convertible Note into shares of common stock. Between January and March 2026, the Buyer converted an aggregate of approximately $233,645 of principal into 333,335 shares of common stock at a conversion price of $0.75 per share. In February 2026, the Company entered into a letter agreement with 3i, LP pursuant to which the $606,054 payment due January 22, 2026 under the July 2025 Senior Secured Convertible Note was deferred to the maturity date. As consideration for the deferral, the Company issued a warrant to 3i, LP for 405,000 shares of common stock at an exercise price of $0.01 per share with a five-year term.

2025 Stock Plan and Restricted Stock Awards. On March 30, 2026, the Board of Directors approved the Capstone Holding Corp. 2025 Stock Plan (the “2025 Plan”), reserving up to 5,000,000 shares of common stock for issuance in the form of stock options, restricted stock awards, and other equity-based awards to employees, officers, and directors of the Company and its subsidiaries. On the same date, the Board approved an initial grant of 1,995,000 restricted stock awards under the 2025 Plan to five members of management and six non-employee directors, representing approximately 21.0% of common shares outstanding as of the grant date. The restricted stock awards were granted at a per-share fair market value of $0.649, the closing price of the Company’s common stock on the Nasdaq Capital Market on March 30, 2026, resulting in total stock-based compensation cost of approximately $1,295,000 to be recognized over the applicable vesting periods. Management awards vest on a three-year cliff basis from the grant date. Non-employee director awards vest in accordance with each director’s individual vesting election under the terms of the 2025 Plan. The issuance of shares upon vesting may result in dilution to existing shareholders.

Facility Consolidation. The Company’s lease at 5141 W. 122nd Street, Alsip, Illinois terminates effective April 30, 2026. The Company has entered into a new lease at 18400 76th Avenue, Tinley Park, Illinois, which commenced April 1, 2026 with a term of 62 months through May 31, 2031. The Tinley Park facility serves as the Company’s corporate office. In connection with the lease transition, the Company expects to relocate its Alsip corporate functions to the Tinley Park office by the end of April 2026 as part of the Company’s ongoing cost rationalization program. Following the consolidation, the Company will operate eight distribution and warehouse locations across the United States and Canada.

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE HOLDING CORP.

Dated: April 15, 2026	By:	/s/ Matthew E. Lipman
Matthew E. Lipman
Chief Executive Officer

Dated: April 15, 2026	By:	/s/ Edward Schultz
Edward Schultz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew E. Lipman	Chief Executive Officer and Director	April 15, 2026
Matthew E. Lipman	(Principal Executive Officer)

/s/ Edward Schultz	Chief Financial Officer (Principal	April 15, 2026
Edward Schultz	Financial Officer and Principal Accounting Officer)

/s/ Michael Toporek	Chairman	April 15, 2026
Michael Toporek

/s/ Charles Dana	Director	April 15, 2026
Charles Dana

/s/ John M. Holliman, III	Director	April 15, 2026
John M. Holliman, III

/s/ Gordon Strout	Director	April 15, 2026
Gordon Strout

/s/ Fredric J. Feldman	Director	April 15, 2026
Fredric J. Feldman, Ph.D.

/s/ Elwood D. Howse, Jr.	Director	April 15, 2026
Elwood D. Howse, Jr.