Form 10-K/A
period 2024-12-31
Capstone Holding Corp.
filed 2026-04-17
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

Capstone Holding Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annu Report on Form 10-K for the year ended on December 31, 2024, previously filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”), for the sole purpose of removing the reference of “unaudited” that was inadvertently included on the Company’s consolidated balance sheets (page F-4), consolidated statements of operations (page F-5) and consolidated statements of cash flows (page F-7). No other changes have been made to the financial statements or Form 10-K content compared to the Form 10-K filed on March 31, 2025.

In addition, pursuant to the rules of the SEC, the exhibit list included herewith reflects a currently-dated auditor consent and certifications from the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing, or reflect any events that have occurred after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2024 and 2023, and the related notes, and the Report of Independent Registered Public Accounting Firm, are incorporated herein and are identical to those in the Original Filing, except that the reference to “unaudited” has been removed from the headings of the following financial statements:

●	Consolidated Balance Sheets as of December 31, 2024 and 2023 (page F-4)

●	Consolidated Statements of Operations for Years Ended December 31, 2024 and 2023 (page F-5)

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023 (page F-7)

1

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

CAPSTONE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment No. 1:

1.	Financial Statements

See Item 8 above.

2.	Financial Statement Schedules

All schedules have been omitted because they are no applicable or because the information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits (including those incorporated by reference).

The following exhibits are filed as part of this Amendment No. 1:

(b)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002				X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002				X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE HOLDING CORP.

Dated: April 17, 2026	By:	/s/ Matthew E. Lipman
Matthew E. Lipman
Chief Executive Officer

Dated: April 17, 2026	By:	/s/ Edward Schultz
Edward Schultz
Chief Financial Officer

3