Form 10-Q
period 2026-03-31
Capstone Holding Corp.
filed 2026-05-20
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-41775

Capstone Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-0585310
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

18400 76th Avenue Tinley Park, IL	60477
(Address of principal executive offices)	(Zip Code)

(708) 371-0660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CAPS	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock outstanding as of May 19, 2026 was 12,625,905 shares.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$419	$727
Accounts receivable, net	6,897	4,864
Inventories	18,056	17,062
Prepaid expenses	439	231
Other current assets	170	118
Total current assets	25,981	23,002
Long-term Assets:
Property and equipment, net	1,995	2,085
Goodwill	18,461	18,460
Other intangible assets	1,808	1,841
Right of use assets	4,920	5,397
Other long-term assets	632	593
Total long-term assets	27,816	28,376
Total Assets	$53,797	$51,378

LIABILITIES & EQUITY
Current Liabilities:
Accounts payable	$6,958	$4,958
Accrued expenses	921	874
Management fee payable, related party	695	695
Line of credit	12,688	10,313
Current portion of long-term debt	4,388	4,007
Current portion, lease liability	1,535	1,655
Deferred tax liability	20	20
Income tax payable	23	—
Derivative liability	197	702
Total current liabilities	27,425	23,224
Long-term liabilities:
Accrued related party management fee	454	454
Accrued Series Z preferred stock dividends	78	39
Series Z preferred stock	1,937	1,937
Long term debt, net of current portion	8,794	9,044
Lease liability, net of current portion	3,493	3,833
Earn-out payable	352	352
Other long-term liabilities	41	42
Total long-term liabilities	15,149	15,701
Total Liabilities	42,574	38,925
Equity:
Series B Preferred Stock, no par value; 2,000,000 shares authorized; 985,063 issued as of March 31, 2026 and December 31, 2025.	30	30
Common Stock $0.0005 par value; 50,000,000 shares authorized; 9,428,707 and 8,772,872 issued as of March 31, 2026 and December 31, 2025, respectively.	5	4
Additional paid-in capital	231,128	230,457
Accumulated deficit	(219,952)	(218,037)
Accumulated other comprehensive (loss)	12	(1)
Total Equity	11,223	12,453
Total Liabilities & Equity	$53,797	$51,378

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Sales	$12,770	$8,165
Sales returns and allowances	(134)	(266)
Net sales	12,636	7,899
Cost of goods sold	9,666	6,574
Gross Profit	2,970	1,325
Selling, general and administrative expenses	4,467	2,753
Transaction expenses	—	—
Loss from operations	(1,497)	(1,428)
Unrealized gain on derivative instruments	476
Interest expense	(892)	(300)
Loss from operations before taxes	(1,913)	(1,728)
Provision for Income Taxes (expense)	(2)	—
Net Loss	(1,915)	(1,728)
Class B units preferred return	—	(705)
Net Loss attributable to Capstone Holding Corp. stockholders	$(1,915)	$(2,433)
Other Comprehensive Loss
Foreign currency translation adjustment	13	—
Comprehensive Loss	$(1,902)	$(2,433)

Loss per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.21)	$(0.47)

Weighted average number of common shares outstanding – basic and diluted	9,329,828	5,190,251

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except Common Stock Shares)

(unaudited)

								Retained	Accumulated		TotalStone, LLC
	Common			Series B		Series Z	Additional	Earnings	Other		Class B	Special
	Stock	Common	Series B	Preferred	Series Z	Preferred	Paid-In	(Accumulated	Comprehensive	Total	Preferred	Preferred
	(Shares)	Stock	(Shares)	Stock	(Shares)	Stock	Capital	Deficit)	Income (Loss)	Equity	Units	Unit
Balance at January 1, 2026	8,772,872	$4	985,063	$30	$—	$—	$230,457	$(218,037)	$(1)	$12,453	$—	$—
Net Loss	—	—	—	—	—	—	—	(1,915)	—	(1,915)	—	—
Issuance of warrants pursuant to Senior Convertible Notes	—	—	—	—	—	—	203	—	—	203	—	—
Issuance of common stock pursuant to equity line of credit	322,500	—	—	—	—	—	189	—	—	189	—	—
Issuance of common stock pursuant to Senior Convertible Notes	333,335	1	—	—	—	—	279	—	—	280	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	13	13	—	—
Balance at March 31, 2026	9,428,707	$5	985,063	$30	—	$—	$231,128	$(219,952)	$12	$11,223	$—	$—

								Retained	Accumulated		TotalStone, LLC
	Common			Series B		Series Z	Additional	Earnings	Other		Class B	Special
	Stock	Common	Series B	Preferred	Series Z	Preferred	Paid-In	(Accumulated	Comprehensive	Total	Preferred	Preferred
	(Shares)	Stock	(Shares)	Stock	(Shares)	Stock	Capital	Deficit)	Loss	Equity	Units	Unit
Balance at January 1, 2025	157,610	$—	—	$—	—	$—	$193,044	$(196,102)	$—	$(3,058)	$28,475	$1,143
Net Loss	—	—	—	—	—	—	—	(1,728)	—	(1,728)	—	—
Accrued Class B Distributions	—	—	—	—	—	—	—	(705)	—	(705)	705	—
Conversion of Class B Preferred Units to Common stock	3,782,641	1	—	—	—	—	29,180	—	—	29,181	(29,180)	—
Conversion of Special Preferred Units to Debt	—	—	—	—	—	—	—	—	—	—	—	(1,143)
Net public offering proceeds	1,250,000	2	—	—	—	—	3,250	—	—	3,252	—	—
Nectarine Management, LLC. Subscription Agreement	—	—	985,063	30	—	—	—	—	—	30	—	—
Balance at March 31, 2025	5,190,251	$3	985,063	$30	—	$—	$225,474	$(198,535)	$—	$26,972	$—	$—

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(1,915)	$(1,728)
Non cash items:
Depreciation and amortization	161	116
Net, amortization (accretion) to interest expense	374	—
Unrealized (gain) loss on derivative instruments	(476)	—
Provisions for doubtful debt	8	—
Provisions for inventory reserve	47	—
Paid-in-kind interest	87	3
Series Z preferred dividends accrued	39	—
Change in other operating items:
Accounts receivable, net	(2,047)	(1,756)
Inventory	(985)	(148)
Prepaid and other assets	(309)	(272)
Change in operating leases, net	83	(14)
Accounts payable	1,979	1,079
Accrued expenses	126	353
Derivative liability	16	—
Other liabilities	23	99
Cash flows used in operating activities	(2,789)	(2,269)
INVESTING ACTIVITIES
Purchase of property and equipment, net	(29)	(17)
Cash flows used in investing activities	(29)	(17)
FINANCING ACTIVITIES
Payments on financing lease liabilities	(66)	(25)
Financing fees paid	—	(4)
Borrowings under line of credit, net	2,389	1,479
Debt payments	(6)	(910)
Deferred IPO Costs	—	199
Cash payment to special preferred equity members	—	30
Proceeds from IPO and stock issuances	—	3,250
Proceeds from equity line of credit	195	—
Cash flows provided by financing activities	2,512	4,019
Effect of foreign currency rates on changes in cash	(2)	—

NET CHANGE IN CASH & CASH EQUIVALENTS	(308)	1,733
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	727	11
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$419	$1,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash flows from finance leases (interest)	5	$2
Financing cash flows from finance leases (principal portion)	—	25
Conversion of Special Preferred Units to debt	—	1,143
Conversion of Class B Preferred Units to 3,782,641 shares of Common Stock	—	29,181
Fair value of warrants issued to defer senior secured note installment payment	203	—
Conversion of debt to stock	250	—
TotalStone preferred stock dividends charged to retained earnings	—	705
Reclassification of derivative liability to APIC upon conversion	29	—
Operating cash flows from operating leases	449	199
Interest Paid	295	300
Taxes Paid	—	—

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On August 22, 2025, the Company, through its subsidiary CS Purchase Holdings LLC, acquired all the issued and outstanding membership interests (the "Holdings Membership Interests") in Carolina Stone Holdings, which owns all the issued and outstanding membership interests of Carolina Stone Distributors, LLC. Carolina Stone is a stone supplier and installer specializing in both manufactured and natural stone veneer and offering end-to-end services, including material supply, installation, and project management for residential, commercial, and multi-family projects in the Raleigh-Durham and Charlotte, North Carolina markets.

On December 1, 2025, through its indirect subsidiary Instone Canada Corp., the Company acquired 100% of the outstanding equity interests of Fraser Canyon Holdings Inc. ("FCHI") and substantially all assets of Continental Stone Industries, Inc. ("CSIA"), collectively the "CSI business." FCHI is the parent company of Canadian Stone Industries Partnership, Canadian Stone Industries Inc., and CSIA, which together distribute natural and manufactured stone products wholesale from locations in Langley, British Columbia; North York, Ontario; and San Leandro, California. Effective at the closing of the CSI acquisition, the San Leandro, California operations were integrated into Instone's U.S. distribution network to consolidate West Coast operations; the CSI business today operates from two locations in British Columbia and Ontario.

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

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The consolidated financial statements include the accounts of Capstone and its consolidated subsidiaries (collectively, the “Company”). Intercompany accounts and transactions have been eliminated. The preparation of these financial statements and accompanying notes is in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows, and all adjustments were of a normal recurring nature.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (“Form 10-Q”). Accordingly, they do not include all the information and notes required by GAAP for annual consolidated financial statements.

The consolidated balance sheet on  December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by GAAP for complete financial statements.  These financial statements have been prepared on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended on  December 31, 2025 (“2025 Form 10-K”). This report should be read in conjunction with our 2025 Form 10-K filed with the SEC on April 16, 2026, as amended on April 17, 2026.

In our opinion, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of  March 31, 2026 and its results of operations, cash flows, and changes in stockholders’ Equity (deficit) for the three months ended March 31, 2026 and 2025.  The results for the three months ended March 31, 2026, are not necessarily indicative of the results expected for any future period or the full year.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make some assumptions and estimates that affect the reported amounts of assets, liabilities, and expenses in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s assumptions regarding current events and actions that may impact on the Company in the future, actual results may differ from these estimates and assumptions.

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with which assets acquired, and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed at acquisition date.

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

Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value at the date of acquisition:

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

The Company's recurring fair value measurements as of March 31, 2026 consist of (i) the embedded conversion features bifurcated from the Senior Secured Convertible Notes, classified as derivative liabilities and measured at fair value using significant unobservable inputs (Level 3); and (ii) the contingent earn-out consideration related to the Carolina Stone and Fraser Canyon acquisitions, measured at fair value using a probability-weighted discounted cash flow model with significant unobservable inputs (Level 3). The Company also performs nonrecurring fair value measurements in connection with business combinations (Note 4) and goodwill impairment testing (Note 7), which involve Level 3 inputs including projected cash flows, discount rates, and market multiples. The Company has no recurring Level 1 or Level 2 fair value measurements as of March 31, 2026 or December 31, 2025.

Cash

Cash consists of balances held in a commercial bank account.

Accounts Receivable

Accounts receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates expected credit losses for the allowance for expected credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of March 31, 2026 and December 31, 2025, the allowance for doubtful accounts totaled approximately $135.0 and $127.0 thousand, respectively.

Certain of the Company’s contracts with customers include retainage provisions. Retainage represents amounts withheld from billings by customers until installation work has been inspected to ensure that obligations have been satisfied under the contract. Company invoices are retained and included in contract receivables when obligations have been satisfied and the right to receipt is subject only to the passage of time. As of March 31, 2026 and December 31, 2025, retainage receivables were $15.0 thousand.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. The Company places cash with high credit quality institutions. During the normal course of business, balances in these accounts may exceed the maximum amount insured by the Federal Deposit Insurance Corporation (“FDIC”). Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s diverse customer base and generally short payment terms. Management believes there is no business vulnerability regarding concentrations of accounts receivable and sales due to the strong relationships and financial strength of our customers.

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Summary of Significant Accounting Policies (cont.)

Inventories

Inventories consisting of finished goods are stated at the lower cost, determined by the average cost method, or net realizable value. Inventories also include deposits placed on inventory purchases for shipments not yet received. Significant prepaid inventory may be located overseas. At March 31, 2026, the Company did not have a prepaid inventory balance. At  December 31, 2025, the total prepaid inventory balance was $61.0 thousand. The reserve for obsolete inventory at March 31, 2026 and December 31, 2025, totaled $840.0 and $793.0 thousand, respectively.

Property and Equipment

Property and equipment are stated at cost and is depreciated over the estimated useful lives ranging from three to forty years. Depreciation is computed by using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Property and equipment is comprised of building, machinery & equipment, computer equipment, leasehold improvements, software, office equipment, vehicles, and furniture & fixtures. Minor maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and indefinite lived intangible assets are not amortized but rather are tested for impairment annually as of the 1st day of the fourth quarter of each year or more frequently if indications of potential impairment exist. The Company’s goodwill is allocated to the Company’s reporting units for impairment assessment purposes. As of March 31, 2026, the Company has three reporting units: TotalStone (TotalStone, LLC), Canadian Stone Industries (Fraser Canyon Holdings Inc.), and Carolina Stone (Carolina Stone Distributors, LLC). The Company aggregates TotalStone and Canadian Stone Industries into a single reportable segment for ASC 280 segment-reporting purposes (see Note 18).

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

During the year ended December 31, 2025, the Company performed a quantitative goodwill impairment test for the Instone reporting unit as of October 1, 2025, and recorded a goodwill impairment charge of $6.2 million. See Note 7 for additional information regarding the Company's goodwill impairment testing. As of March 31, 2026, the Company concluded no goodwill impairment was required.

Intangible assets with finite lives, consist of a distribution agreement, customer relationships and non-compete agreements that are amortized over the terms of the agreements or expected useful lives.

Long-lived Asset Impairments

Long-lived assets and finite lived identifiable intangibles are reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that no impairment was required for the period presented.

Convertible Debt

The Company accounts for convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging. At issuance, the Company evaluates whether embedded conversion features require bifurcation as derivative liabilities under ASC 815-15. If bifurcation is required, the embedded feature is recorded at fair value as of the issuance date, with the initial fair value recognized as a derivative liability and a corresponding debt discount on the host instrument. The derivative liability is remeasured at fair value as of each subsequent balance sheet date, with changes in fair value recognized in earnings as other income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. Upon modification of convertible debt, the Company evaluates the transaction under ASC 470-50, Debt Modifications and Extinguishments, and remeasures the bifurcated derivative immediately before and after the modification, with the change in fair value recognized in earnings. Upon conversion, the Company derecognizes the pro-rata carrying amount of the host debt (including unamortized OID, debt issuance costs, and derivative discount) and the corresponding portion of the derivative liability at its then-current fair value.

Revenue Recognition

Our sales primarily consist of distributing manufactured and natural stone cladding products, natural stone landscape products, and related goods for residential and commercial construction through a dealer network in 38 states and two Canadian provinces. For distribution sales, the Company recognizes revenue when control over the products has been transferred to the customer, typically upon shipment, and the Company has a present right to payment. For installation and project-based work, the Company recognizes revenue over time as performance obligations are satisfied. For production and custom residential jobs, revenue is generally recognized upon completion, as substantially all projects are short-term in nature. A small portion of commercial projects are recognized based on progress toward percentage of completion, typically through monthly billings. For the three months ended March 31, 2026 and 2025, there are no estimates of variable consideration represented in revenue. Net revenue recognized at a point in time totaled approximately $10.2 million and $7.9 million for the three months ended March 31, 2026 and 2025, respectively. Net revenue recognized over time totaled approximately $2.4 Million for the three months ended March 31, 2026 and primarily relates to Carolina Stone.

Note 3 Summary of Significant Accounting Policies (cont.)

Shipping and Handling

The Company includes amounts billed to customers related to shipping and handling expenses in cost of goods sold.

Advertising Costs

Advertising and promotional expenses are expensed in the period incurred unless there are material costs that benefit future periods. The consolidated financial statements currently do not reflect any prepaid advertising expenses. For the three months ended March 31, 2026 and 2025, advertising expenses were $28.0 thousand and $15.0 thousand, respectively.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to the common stockholders of Capstone Holding Corp. by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method and the if-converted method for convertible notes. Potential common shares are excluded from computation when their effect is antidilutive.  Warrants issued with a nominal exercise price of $0.01 per share are considered common stock equivalents and are included in the weighted-average number of common shares outstanding used to compute basic earnings (loss) per share.

For the three months ended March 31, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. For the three months ended March 31, 2026 and 2025, the number of incremental common shares from potentially dilutive securities consisted of the following:

	March 31,	March 31,
	2026	2025

Convertible notes	4,082,407	4,393,933
Representative's warrant	62,500	62,500
Stock options	—	50
BP Peptides warrant	6,322	6,322
3i February 2026 warrants	405,000	—
Total	4,556,229	4,462,805

Reclassifications

Certain reclassifications to prior period information have been made to conform with current period presentation.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted the disclosure requirements of this standard on its consolidated financial statements on a prospective basis.

The Company adopted the disclosure requirements of this standard on a prospective basis effective January 1, 2025. Adoption did not have a material effect on the Company’s consolidated financial statements but resulted in expanded income tax disclosures in the Company’s 2025 Form 10-K and in this Quarterly Report.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose disaggregated information about specified categories of expenses. The standard is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the standard on its consolidated financial statement disclosures.

In December 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether modifications of convertible debt instruments should be accounted for as induced conversions. The Company adopted this guidance effective January 1, 2026 on a prospective basis. Adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume current conditions as of the balance sheet date persist over the contractual life of accounts receivable and contract assets. The standard is effective for annual periods beginning after December 15, 2025, with early adoption permitted. Adoption did not have a material effect on the Company’s consolidated financial statements.

Note 4 Business Combination

During the fiscal year ended December 31, 2025, the Company completed two acquisitions, each accounted for as a business combination under ASC Topic 805, Business Combinations. The Company engaged Loop Capital Financial Consulting Services, LLC (“Loop Capital”) as an independent third-party valuation firm to assist with the purchase price allocations.

Carolina Stone Distributors, LLC

On August 22, 2025, the Company, through its subsidiary CS Purchase Holdings LLC, completed its acquisition of all the issued and outstanding membership interests in Carolina Stone Holdings, LLC (“Carolina Stone Holdings”), which owns all of the issued and outstanding membership interests of Carolina Stone Distributors, LLC (“Carolina Stone”). Carolina Stone is a Morrisville, North Carolina-based distributor and installer of stone veneer and masonry products serving the Raleigh-Durham and Charlotte metropolitan areas.

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

Contingent consideration of up to $825.0 thousand is payable as a singular payment based on Carolina Stone’s EBITDA performance during three annual measurement periods (fiscal years 2025, 2026, and 2027). Only one payment can be earned across all three periods. If Carolina Stone achieves EBITDA of at least $1,000 thousand in either the first or second measurement period, the seller receives the full $825 thousand, payable in equal quarterly installments through June 30, 2028. If the EBITDA threshold is not met in the first two periods, the seller may receive up to $825.0 thousand in the third measurement period if the full amount if EBITDA exceeds $1,000 thousand, or a pro-rata amount determined by linear interpolation if EBITDA falls between $800.0 thousand and $1,000.0 thousand (as the value that EBITDA represents between $775.0 thousand and $1,000.0 thousand). If EBITDA does not reach $800.0 thousand in any measurement period, no earn-out is payable. Based on Carolina Stone's audited financial results for the year ended December 31, 2025, the EBITDA threshold of $1,000 thousand was not achieved for the First Earn-out Period, and accordingly no Earn-Out Payment is payable in respect of the First Earn-out Period.

The fair value of contingent consideration at acquisition date of $250.0 thousand was estimated using a Monte Carlo simulation model with key assumptions including asset volatility of 35.0%, risk-free rate of 3.69%, and EBITDA projections based on management forecasts. Based on management’s assessment as of March 31, 2026 and December 31, 2025, no significant remeasurement of the contingent consideration fair value was required for the three months ended March 31, 2026.

.

Note 4 Business Combination (cont.)

The following table presents the purchase price allocation for the Carolina Stone Holdings acquisition as finalized at December 31, 2025, measured in accordance with ASC 805 (in thousands):

Amount
Cash purchase price	$2,702
Seller note	1,250
Earn-out agreement	250
Aggregate purchase consideration	$4,202
Identifiable assets acquired and liabilities assumed:
Cash	80
Accounts receivable, net	949
Inventories	950
Prepaid expenses	8
Property and equipment, net	596
Other intangible assets	1,470
Right of use assets	906
Other long-term assets	12
Accounts payable	(409)
Accrued expenses	(159)
Current portion, lease liability	(387)
Lease liability, net of current portion	(572)
Total identifiable net assets	3,444
Goodwill	$758

Goodwill of $758.0 thousand is attributable to the assembled workforce (valued at approximately $170.0 thousand) and expected synergies from integrating Carolina Stone’s distribution and installation capabilities with the Company’s existing platform. All goodwill is allocated to the Carolina Stone reporting unit and is deductible for income tax purposes.

Post-Acquisition Results. Carolina Stone contributed revenue of $3.3 million and net income (loss) of ($169.0) thousand to the Company’s consolidated results for the period from August 22, 2025 through December 31, 2025. For the three months ended March 31, 2026, Carolina Stone contributed revenue of $2.4 million and net income of $62.0 thousand to the Company's consolidated results. Acquisition-related costs of $131.0 thousand were expensed as incurred and were included in selling, general and administrative expenses during the three months ended September 30, 2025.

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

Purchase Consideration. The Fraser Canyon Acquisition comprises two simultaneous transactions: (i) the CSIA Asset Purchase, in which TotalStone, LLC acquired substantially all of the assets and assumed certain liabilities of Continental Stone Industries, Inc. for cash consideration of approximately US$459.0 thousand (CAD $647.0 thousand); and (ii) the FCHI Share Purchase, in which Instone Canada Corp., a wholly-owned subsidiary of TotalStone, acquired all of the outstanding shares of Fraser Canyon Holdings Inc. for consideration of approximately US$6,267 thousand (representing the FCHI Share Purchase portion of the combined transaction). Under ASC 805, both transactions have been accounted for as a single combined business combination because they were entered into in contemplation of one another and effected concurrently. The purchase consideration for the combined Fraser Canyon Acquisition consisted of: (i) C$6,200,000 in cash (approximately US$4,447 thousand at the closing-day exchange rate of US$1.00 = C$1.3943), of which US$459.0 thousand (C$647 thousand) represented the Continental Cash Purchase Price paid by TotalStone, LLC for the CSIA Asset Purchase, reduced by a working capital adjustment of C$473,189 (approximately US$339.0 thousand) that lowered the Cash Purchase Price payable to the FCHI sellers; (ii) Seller Note I in the principal amount of C$1,600,000 (approximately US$1,148.0 thousand), maturing March 31, 2027; (iii) Seller Note II in the principal amount of C$2,000,000 (approximately US$1,434.0 thousand), maturing December 1, 2028; and (iv) contingent earn-out consideration of up to C$3,000,000 (approximately US$2,152.0 thousand) based on Average EBITDA during the 2026–2027 and 2027–2028 measurement periods, with an acquisition-date fair value of US$100 thousand (US$80.0 thousand for Earn-Out Provision I and US$20.0 thousand for Earn-Out Provision II) as measured with the assistance of Loop Capital and reflected in the purchase price allocation set forth below. The seller notes, working capital adjustment, and earn-out provisions relate solely to the FCHI Share Purchase. U.S. dollar amounts have been translated from Canadian dollars at the closing-day exchange rate of US$1.00 = C$1.3943. The purchase price is subject to finalization during the measurement period.

The Company engaged Loop Capital to assist with the valuation of identifiable intangible assets and contingent consideration; the purchase price allocation presented below is based on valuations performed with the assistance of Loop Capital. The Company will finalize the purchase price allocation within the measurement period. The purchase price allocation is based on management’s best estimates and is subject to adjustment during the measurement period (up to one year from the acquisition date) as additional information is obtained about facts and circumstances that existed at the acquisition date. The aggregate purchase consideration of approximately US$6,262.0 thousand reflected in the purchase price allocation below represents the FCHI Share Purchase only, stated net of the Continental Cash Purchase Price paid separately for the CSIA Asset Purchase and net of the working capital reduction described above, with U.S. dollar amounts translated at the exchange rates used for purchase accounting purposes.

Goodwill totaled approximately US$617 thousand and US$616 thousand at March 31, 2026 and December 31, 2025 (compared to US$601.0 thousand at the acquisition date), including approximately $16.0 thousand and $15.0 thousand of foreign currency translation impact, respectively. Of the goodwill recognized at the acquisition date, $601.0 thousand was recognized in connection with the FCHI Share Purchase, attributable to the assembled workforce (valued at approximately US$230.0 thousand) and expected synergies from integrating Canadian Stone Industries’ western Canadian distribution operations with the Company’s existing platform. Goodwill from the FCHI Share Purchase is not deductible for Canadian income tax purposes. The CSIA Asset Purchase did not result in goodwill, as the cash purchase consideration approximated the fair value of the net assets acquired; any tax basis in goodwill from the CSIA Asset Purchase is amortizable for U.S. income tax purposes pursuant to Section 197 of the Internal Revenue Code. Goodwill recognized in connection with the Fraser Canyon acquisition is allocated to the TotalStone reporting unit.

CSI contributed revenue of $592.0 thousand and net loss of $92.0 thousand for the period from December 1, 2025 through December 31, 2025. For the three months ended March 31, 2026, CSI contributed revenue of $2.5 million and a net loss of $292.0 thousand to the Company's consolidated results. Acquisition-related costs, including the Nectarine consent fee of $89.0 thousand and legal and advisory fees, were expensed as incurred.

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

Pro Forma Financial Information

The following unaudited pro forma information presents the Company’s consolidated results of operations for the three months ended March 31, 2026 and 2025 as though both acquisitions had been completed as of January 1, 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenue	$12,636	$13,751
Net income (loss)	(1,915)	(1,503)
Earnings (loss) per common share:	(0.21)	(0.29)

The Company prepared this unaudited pro forma information under ASC 805-10-50-2(h), presenting consolidated results as if the Carolina Stone Holdings acquisition and the Fraser Canyon acquisition had closed on January 1, 2025. Pro forma earnings per share uses the Company's actual weighted-average common shares outstanding — 9,329,828 for the three months ended March 31, 2026 and 5,190,251 for the three months ended March 31, 2025 — because neither acquisition involved share consideration.

The pro forma results include the following adjustments directly attributable to the acquisitions, consistent with the Company's prior pro forma disclosures in Forms 8-K/A filed with the SEC:

(a) Acquisition-related transaction expenses — Under the assumed acquisition date of January 1, 2025, $99 thousand of acquisition-related transaction expenses recorded in the three months ended March 31, 2026 is excluded from pro forma 2026 results because all transaction-related costs would have been incurred prior to the comparative period.

(b) Incremental amortization expense —$32 thousand for the three months ended March 31, 2025, on the identifiable intangible assets recognized in the finalized purchase price allocations for the Carolina Stone acquisition (trade names of $670 thousand amortized over 20 years; customer relationships of $740 thousand amortized over 12 years; and non-compete agreements of $60 thousand amortized over 5 years) and the Fraser Canyon acquisition (trade names of $190 thousand amortized over 20 years and customer relationships of $170 thousand amortized over 17 years). For the three months ended March 31, 2026, the related amortization expense is already reflected in reported results.

(c) Income taxes — No incremental tax effect has been recognized on Carolina Stone or other U.S.-jurisdiction pro forma adjustments because the Company maintains a full valuation allowance against its U.S. net deferred tax assets. Canadian income tax effects on the Fraser Canyon-related pro forma adjustments are not material to the pro forma presentation and have not been separately reflected.

The pro forma results do not represent what the Company would have reported had the acquisitions closed on the assumed date, nor do they predict future performance.

Note 5 Related Party Transactions

TotalStone is party to a management agreement with Brookstone Partners IAC ("Brookstone"), an entity controlled by the Company's Chief Executive Officer and Chairman of the Board. Pursuant to this agreement, Brookstone provides annual consulting services totaling $400.0 thousand billed quarterly. The agreement also provides for an additional management fee equal to 5% of earnings before interest, taxes, depreciation, and amortization (EBITDA) in excess of $4.0 million, plus a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity. There were no management fees expensed for the three months ended March 31, 2026 and $100.0 thousand for the three months ended March 31, 2025, and are included in selling, general and administrative expenses. In connection with the Carolina Stone acquisition, Brookstone earned a 2% special services fee of approximately $94.0 thousand, which is included in accrued related party management fees. In connection with the Continental Stone Industries asset purchase completed December 1, 2025, Brookstone earned a 2% special services fee of approximately $9.2 thousand, which is included in accrued related party management fees. Amounts accrued for consulting and advisory services totaled $954.0 and $954.0 thousand as of March 31, 2026 and December 31, 2025, respectively.

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

Effective February 1, 2026, in connection with the cost rationalization program implemented by the Board, the Company’s Chief Executive Officer reduced his annual base cash salary to $1.00. Mr. Lipman continues to serve as Chief Executive Officer without other cash compensation arrangements; he separately participates in the Company’s 2025 Plan as described in Note 15.

Separately, Gordon Strout, a director of the Company and Board Chairman of TotalStone, is party to an executive agreement with TotalStone pursuant to which he receives deferred compensation. As of March 31, 2026 and December 31, 2025, approximately $145.0 and $145.0 thousand of deferred compensation was accrued, respectively, and payable to Mr. Strout under this agreement, which is included in accrued management fees on the consolidated balance sheet.

Stream Finance, LLC, which serves as a creditor on TotalStone’s mezzanine term loan, is managed by Brookstone. As of March 31, 2026 and December 31, 2025, the Company’s outstanding principal was $2,581,088 and $2,493,664, respectively. As of March 31, 2026 and December 31, 2025, accrued and deferred interest was $524,431. The Company has also accrued an amendment fee of $695,000 payable to Stream Finance on the Deferral Date (as defined in the Stream Finance Credit Agreement).

On March 10, 2025, TotalStone paid Brookstone $200,000 for financial advisory and related services with respect to Capstone’s capital raising transaction (the “Capstone Capital Raising Transaction”).

In connection with the Fraser Canyon acquisition, Nectarine Management LLC, an entity whose voting of Company securities is solely controlled by Mr. Toporek, earned a consent fee of $88,700 (CAD $124,000), representing 2.0% of the gross cash consideration of CAD $6,200,000. The fee was invoiced on December 10, 2025 pursuant to a letter agreement dated September 15, 2025. Additional deferred fees of up to CAD $132,000 are payable as, if and when seller note principal repayments and earn-out payments are made.

Note 6 Property and Equipment, Net.

A summary of the Company’s property and equipment is as follows in (“000’s”):

	March 31,	December 31,
	2026	2025
Property and Equipment, Net.
Land and buildings	$685	$685
Machinery and equipment	1,448	1,447
Computer equipment	295	291
Computer software	590	590
Furniture and fixtures	316	316
Leasehold Improvements	803	778
Total property and equipment	$4,137	$4,107
Accumulated depreciation and amortization	(2,142)	(2,022)
Total property and equipment	$1,995	$2,085

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2026 and 2025 was $126.0 and $65.0 thousand, respectively.

Note 7 Goodwill and Other Intangible Assets

The following tables summarize the Company’s other intangible assets in (“000’s”):

	Balance at December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Non-compete agreements	$110	$(62)	$48
Customer lists	1,145	(254)	891
Tradenames	847	(17)	830
Other	16	(8)	8
Total definite-lived intangible assets	2,118	(341)	1,777
Trademark	64	—	64
Indefinite-lived intangible assets	64	—	64
Total intangible assets	$2,182	$(341)	$1,841

	Balance at March 31, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Non-compete agreements	$110	$(71)	$39
Customer lists	1,145	(271)	874
Tradenames	847	(22)	825
Distribution agreements	16	(10)	6
Total definite-lived intangible assets	2,118	(374)	1,744
Trademark	64	—	64
Indefinite-lived intangible assets	64	—	64
Total intangible assets	$2,182	$(374)	$1,808

Intangible assets are amortized over the estimated useful lives of the respective assets on a straight-line basis. Total amortization expense for the three months ended March 31, 2026 and 2025 was $33.0 and $2.0 thousand, respectively.

Total future amortization expense for finite-lived intangible assets was estimated as follows in (“000’s):

Future
Amortization
Year	Expenses
Remainder of 2026	$101
2027	124
2028	124
2029	124
2030	122
Thereafter	1,149
Total	$1,744

The future amortization schedule above excludes $64 thousand of indefinite-lived trademarks, which are not subject to amortization and are tested for impairment at least annually.

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 are as follows in (“000’s”):

Balance – December 31, 2025	$18,460
Goodwill acquired during year	-
Foreign currency translation	1
Impairment losses:	-
Balance – March 31, 2026	$18,461

During the year ended December 31, 2025, the Company engaged Loop Capital and performed a quantitative goodwill impairment test for the Instone reporting unit as of October 1, 2025. The estimated fair value of the reporting unit was determined using a weighted blend of the income approach (discounted cash flow method, 50% weight), the guideline public company method (25% weight), and the guideline merged and acquired company method (25% weight). The blended enterprise value of approximately $28,148.0 thousand, after adjustment for net debt of approximately $14,632.0 thousand, resulted in an estimated fair value of equity of $13,516.0 thousand, which was $6.2 million (31.4%) below the carrying value of $19.7 million. Accordingly, the Company recorded a goodwill impairment charge of $6.2 million during the fourth quarter of 2025. Following the impairment charge, goodwill allocated to the Instone reporting unit was $17.1 million as of December 31, 2025.

Note 8 Fair Value Measurements

The Company’s fair value hierarchy policy is described in Note 3. There were no material changes in the carrying amount of goodwill between December 31, 2025 and March 31, 2026.The following table presents assets and liabilities measured at fair value by level:

	Level 1	Level 2	Level 3	Total
March 31, 2026 — Recurring
Derivative liabilities — embedded conversion features	–	–	197	197
March 31, 2026 — Non-recurring (equity-premise)	–	–	–	–
Common stock purchase warrants — issued February 12, 2026	–	–	203	203
December 31, 2025 — Recurring	–	–	–	–
Derivative liabilities — embedded conversion features	–	–	702	702
Earn-out Payable	–	–	352	352
December 31, 2025 — Non-recurring (equity-premise)	–	–	–	–
Goodwill — Instone reporting unit	–	–	17,086	17,086

At March 31, 2026, the Company’s Level 3 recurring fair value measurements consisted of derivative liabilities of $197 thousand (down from $702.0 thousand at December 31, 2025, principally due to derecognition upon convertible note conversions during the period) and earn-out payable of $352.0 thousand (unchanged from December 31, 2025). The non-recurring Level 3 measurement of goodwill — Instone reporting unit was $17,086.0 thousand at both March 31, 2026 and December 31, 2025; no triggering events for interim impairment testing were identified during the three months ended March 31, 2026.  The goodwill of each of the Company's three reporting units - TotalStone (Instone), Canadian Stone Industries, and Carolina Stone - is evaluated for impairment at least annually, or more frequently if impairment indicators arise.  Goodwill of the Canadian Stone Industries reporting unit ($617.0 thousand at March 31, 2026 and $616.0 thousand at December 31, 2025) and Carolina Stone reporting unit ($758.0 thousand at both dates) was recognized at acquisition-date fair value in the respective 2025 business combinations (see Note 4); no impairment indicators were identified for these reporting units, and no remeasurement was required, through March 31, 2026.  Total goodwill of $18,461.0 thousand at March 31, 2026 and $18,460.0 thousand at December 31, 2025 agrees to the consolidated balance sheets and to the goodwill roll-forward in Note 7.  The February 2026 warrants issued to 3i, LP — a non-recurring Level 3 fair value measurement during the period — are described in Note 14.

Significant unobservable inputs used in the Level 3 measurement of the derivative liabilities (Black-Scholes option-pricing model) are summarized below:

	SSN #1 at	SSN #2 at
	Issuance	Issuance	March 31,	December 31,
	(7/29/2025)	(10/22/2025)	2026	2025
Expected term (years)	0.51	0.5	0.06–0.33	0.08–0.31
Risk-free rate	4.28%	3.78%	3.70%–3.74%	3.67%–3.74%
Annualized volatility	129.3	144.80%	119.40%	137.40%

In addition to the embedded derivative liabilities described above, the Company's Level 3 recurring fair value measurements include contingent earn-out consideration of $352 at both March 31, 2026 and December 31, 2025, comprising $250 from the Carolina Stone acquisition and $102 from the Fraser Canyon acquisition at each date. The fair value of each earn-out was determined at the respective acquisition date using an option pricing model implemented through a Monte Carlo simulation of the underlying EBITDA of each acquired business. As there were no material changes in management's underlying EBITDA forecasts or other significant unobservable inputs from the respective acquisition dates through March 31, 2026, the contingent earn-out consideration continues to be carried at its acquisition-date fair value, and no remeasurement was required during the three months ended March 31, 2026.

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

Note 9 Investment in Non-Marketable Securities

On January 15, 2021, Capstone acquired a minority interest in a consumer products company, Diamond Products Holdings, LLC (“Diamond”), a sexual wellness holding company. The structure of the transaction was as follows: i) Brookstone Acquisition Partners XXI Corporation (“Brookstone XXI”) contributed its approximately 95% equity interest in Diamond, which represented approximately 62% equity ownership on a fully-diluted basis, to Diamond Products Holdings, LLC (“DPH”); ii) The Company formed Capstone Beta LLC (“Beta”) as a wholly-owned subsidiary, and Beta purchased a portion of Brookstone XXI’s interest in DPH; iii) Beta issued a promissory note to Brookstone XXI in the original principal amount of $8.0 million, bearing interest at 1% per annum over a 36 month term, and secured its obligations thereunder by pledging Beta’s interests in DPH; and iv) As additional credit support, Capstone issued a limited payment guaranty to Brookstone XXI in the amount of 10% of the principal amount of Beta’s promissory note. The terms of the promissory note issued by Beta to Brookstone XXI include provisions whereby in the event that the membership interests in Diamond are sold or otherwise disposed of, any proceeds received by Beta are to be utilized to prepay the promissory note to Brookstone XXI and Brookstone XXI’s remaining recourse for the remaining note balance, if any, is limited to the pledged collateral (Beta’s membership interest in DPH) and the $800.0 thousand limited payment guarantee provide by Capstone. DPH was structured to hold one asset, the membership interest in Diamond, and accordingly upon the sale or other disposition of the membership interests in Diamond, the sole recourse of payment by Brookstone XXI is the $800.0 thousand limited payment guarantee. In summary, the intent of Brookstone XXI and the special committee of Capstone’s independent directors entering this arrangement was to limit Capstone’s downside risk to $800.0 thousand.

Diamond was previously sold to its lender in satisfaction of outstanding secured indebtedness, and the Company recognized an impairment charge equal to its full basis in the investment. As of March 31, 2026, and December 31, 2025, the carrying value of the Company's investment in DPH was $0, and no amount is presented in the accompanying consolidated balance sheets.

Note 10 Line of Credit

On December 20, 2017, TotalStone executed a Revolving Credit, Term Loan and Security Agreement with Berkshire Bank (the “Revolving Credit Agreement”). The Revolving Credit Agreement has been amended fifteen times through the fiscal year ended December 31, 2025. In connection with the Carolina Stone acquisition, CS Purchase Holdings LLC, Carolina Stone Holdings, LLC, and Carolina Stone Distributors, LLC were added as co-borrowers under the Fourteenth Amendment, dated August 22, 2025. Under the Fifteenth Amendment, executed December 19, 2025, the lender is now Beacon Bank & Trust (successor by merger to Berkshire Bank), and the maturity date was extended to June 19, 2026. TotalStone’s maximum revolving advance amount is $11,500,000 for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of “Eligible Accounts Receivable” plus approximately fifty-four (54%) percent of the face amount of the TotalStone and Carolina Stone, “Finished Goods Inventory” up to a maximum inventory amount of $8.0 million.  Interest charged on the unpaid principal amount bears a rate per annum of Term SOFR plus 3.00% (6.79% and 6.99% at March 31, 2026 and December 31, 2025, respectively). The Borrower is required to maintain minimum undrawn availability of $317,000 at all times. The balance outstanding on the line of credit was $ 9.6 and $7.9 million as of March 31, 2026 and December 31, 2025 respectively. Financial covenants include a minimum Cash Flow Coverage Ratio of 1.15x and a minimum Tangible Net Worth of $1,250,000. As of March 31, 2026, the borrowers were not in compliance with the minimum Cash Flow Coverage Ratio under the Revolving Credit Agreement. The Company received a written waiver of the covenant noncompliance from Beacon Bank & Trust dated May 18, 2026. The lender has not declared an Event of Default or accelerated the obligations under the Revolving Credit Agreement.

In connection with the Fraser Canyon acquisition, on November 7, 2025, Canadian Stone Industries and Klad Envelope Solutions Inc. entered into a Letter of Agreement with The Toronto-Dominion Bank ("TD Bank") providing Canadian Stone Industries with a revolving operating loan with a credit limit of CAD $5,000,000 for working capital purposes. Advances are available as Prime Rate Based Loans at Prime Rate + 0.50% per annum or United States Base Rate Loans at USBR + 0.50% per annum. The facility is uncommitted and repayable on demand. Advances are limited to a formula-based amount equal to the lesser of (i) CAD $5,000,000 and (ii) the sum of 80% of eligible Canadian and U.S. accounts receivable plus 50% of inventory held in Canada net of 30-day accounts payable. The balance outstanding on the TD Bank operating loan was approximately $3.1 million and $2.4 million as of March 31, 2026 and December 31, 2025 respectively. The TD Bank credit facility is secured by first-priority General Security Agreements from Canadian Stone Industries, Fraser Canyon Holdings Inc., Canadian Stone Industries (2022) Inc., Klad Envelope Solutions Inc., and Instone Canada Corp., covering all present and after-acquired personal property. Instone Canada Corp. has provided an unlimited guarantee. Financial covenants include a minimum trailing twelve-month Debt Service Coverage Ratio of 1.25x. As of March 31, 2026, the Borrowers were in compliance with the financial covenants under the TD Bank Letter of Agreement.

As of March 31, 2026 the combined balance outstanding under the Company's revolving credit facilities was $12.7 million and $10.3 million as of March 31, 2026 and December 31, 2025, respectively. The U.S. Revolver balance outstanding was $9.6 million and $7.9 million as of March 31, 2026 and December 31, 2025, respectively. The TD Bank operating loan balance outstanding was $3.1 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.

Note 11 Debt

As of March 31, 2026, the Company had $8.8 million in long-term debt, with $4.4 million payable within 12 months. A summary of the Company’s long-term debt is as follows in (“000’s”):

	March 31,	December 31,
	2026	2025
Long-term Debt

Mezzanine term loan to Stream Finance, LLC, a related party, collateralized by substantially all of TotalStone’s assets and subordinated to the Bank term notes. Interest is calculated monthly as the Base Rate divided by an Adjustment Factor of 0.75, not to exceed 15% per annum (see further details below), with a maturity date of September 30, 2027. On March 7, 2025, the Special Preferred Membership Interests were exchanged for loans in an aggregate principal of $1,143,646 and an amendment fee of $695,000 payable on the deferral date of September 30, 2027 which are included in this amount. At March 31, 2026 and December 31, 2025, $524.0 thousand of accrued interest remains unpaid and is included within this amount.

	3,801	3,713
Seller’s note with Avelina Masonry, LLC, which required monthly payments of $48.0 thousand. The original maturity date was November 13, 2022 but the loan has not been paid in full and is in default. The loan bears interest at one-month SOFR plus 4.5% plus 3.0% default (11.28% and 11.29% at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, $313.0 thousand and $283.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,080	1,050
Seller's note with D22L, Inc., which requires quarterly interest payments commencing December 31, 2025 and quarterly principal payments of $100,000 commencing December 31, 2026. This Subordinated Promissory Note has a maturity date of February 22, 2028 and bears interest of 1.25% plus SOFR (4.93 and 5.59% at March 31, 2026 and December 31, 2025, respectively). At March 31, 2026 and December 31, 2025, $41.0 thousand and $25.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,291	1,275
Senior Convertible Note with 3i, LP. issued on July 29, 2025 with a principal amount of $3,272,966 and accrued interest of $229,108. This note was issued with an 8.34% original issue discount and bears interest at the rate of 7.0% per annum, with a maturity date of July 29, 2026. At March 31, 2026 and December 31, 2025, $26.0 and $18.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	527	518
Seller’s note with Fraser Canyon Holdings Inc., which requires quarterly principal payments of CAD $400,000 commencing July 31, 2026. This Subordinated Promissory Note has a maturity date of March 31, 2027 and bears interest at TD Bank’s prime rate plus 1.00%, stepping up to prime plus 3.00% after November 30, 2026. At March 31, 2026 no accrued interest remains unpaid. At December 31, 2025, $5.0 thousand of accrued interest remains unpaid.	1,170	1,167
Seller’s note with Fraser Canyon Holdings Inc., which requires quarterly principal payments of CAD $50,000 commencing March 31, 2027. This Subordinated Promissory Note has a maturity date of December 1, 2028 and bears interest at 30-day average SOFR plus 1.25%, stepping up to SOFR plus 2.50% after November 30, 2026 and SOFR plus 3.75% after November 30, 2027. At March 31, 2026, no accrued interest remains unpaid. At December 31, 2025, $6.0 thousand of accrued interest remains unpaid.	1,463	1,459
Senior Convertible Note with 3i, LP, issued on October 22, 2025 with a principal amount of $3,545,712. This note was issued with an 8.34% original issue discount and bears interest at the rate of 7.0% per annum, with a maturity date of October 22, 2026. At March 31, 2026 and December 31, 2025, $98.0 and $46.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	3,223	3,405

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

	3,156	3,161
	15,712	15,746
Less: unamortized premiums, discounts, and issuance costs	(2,530)	(2,695)
Total debt, net unamortized premiums, discounts, and issuance costs	$13,182	$13,051

Current portion of principal outstanding	6,259	5,976
Less: current portion of unamortized premiums, discounts, and issuance costs	(1,871)	(1,968)
Total current portion of long-term debt	4,388	4,007

Long-term portion of principal outstanding	9,453	9,772
Less: long-term portion of unamortized premiums, discounts, and issuance costs	(659)	(727)
Total long-term debt, net of current portion	8,794	9,044
Total long-term debt	$13,182	$13,051

Note 11 Debt (cont.)

Mezzanine Term Loan — Stream Finance, LLC.

TotalStone, LLC is party to the Second Amended and Restated Credit Agreement, dated March 8, 2023, with Stream Finance, LLC, as agent (as amended, the "Stream Finance Credit Agreement"). The mezzanine term loan bears interest at an annual rate of 14% (12% per annum plus payment-in-kind interest of 2%, equivalent to 12% payable in cash and 2% paid-in-kind) pursuant to the terms of the Stream Finance Credit Agreement, as amended. As of January 1, 2025, the outstanding balance of the mezzanine term loan was $1,552,244, consisting of principal of $1,309,244 and accrued and deferred interest of $243,000. On March 7, 2025, in connection with the corporate restructuring described in Note 2, the Special Preferred Membership Interests previously held by Stream Finance were exchanged for additional term loans, adding $1,143,646 (representing $1,006,377 of original principal plus $137,269 of accrued interest) to the outstanding principal balance. PIK interest of $40,774 was capitalized to principal through December 31, 2025. As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the mezzanine term loan was $2,581,088 and $2,493,664, respectively. As of March 31, 2026 and December 31, 2025, including accrued and deferred interest of $524,431, and the total outstanding balance was $3,105,520 and $3,018,095, respectively. Including the $695,000 amendment fee payable on the Deferral Date, the Company's total obligation to Stream Finance was $3,713,095 as of December 31, 2025. The amendment fee is payable on the Deferral Date, defined as the earliest to occur of (i) the date of repayment or prepayment of the entire outstanding principal balance of the loan, (ii) the acceleration of the entire outstanding principal balance of the loan, and (iii) the Stream Finance Maturity Date. The Stream Finance Credit Agreement matures on September 30, 2027, as extended pursuant to the Third Amendment dated June 11, 2025. The loan is secured by a second-priority lien on substantially all assets of TotalStone, LLC.

The following table summarizes the activity in the Stream Finance mezzanine term loan for the three months ended  March 31, 2026:

Balance, December 31, 2025	$2,493,664
Special Preferred exchange
PIK interest capitalized	87,424
Balance, March 31, 2026	$2,581,088

(1) The table above presents principal activity only. As of  March 31, 2026 and December 31, 2025, accrued and deferred interest totaled $524,431 and the amendment fee of $695,000 remained payable on the Deferral Date. The Company's total obligation to Stream Finance, including principal of $2,581,088, accrued and deferred interest of $524,431, and the amendment fee of $695,000, was $3,800,520 at March 31, 2026.

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

Subordinated Promissory Note — Carolina Stone. In connection with the acquisition of Carolina Stone Holdings, LLC on August 22, 2025, CS Purchase Holdings LLC issued a subordinated promissory note to the seller in the original principal amount of $1,250,000 (the “CS Seller Note”). Following the final working capital adjustment of $56,047 added to the principal balance, the CS Seller Note had a balance of approximately $1,306,000 at closing. The CS Seller Note bears interest at a rate of SOFR plus 1.25%, payable quarterly beginning December 31, 2025. Quarterly principal payments of $100,000 commence December 31, 2026, with the remaining balance due at maturity on February 22, 2028. The CS Seller Note is subordinated and unsecured and is pre-payable without penalty. The balance outstanding as of March 31, 2026 was approximately $1,306,000.            .

Seller Notes — Fraser Canyon. In connection with the acquisition of Fraser Canyon Holdings Inc. and the assets of Continental Stone Industries, Inc. on December 1, 2025, Instone Canada Corp. issued two subordinated promissory notes to the sellers: First Seller Note. The first note was issued in the original principal amount of CAD $1,600,000 and matures on March 31, 2027. The note bears interest at TD Bank’s prime rate plus 1.00% through November 30, 2026, stepping up to prime rate plus 3.00% thereafter, payable quarterly. Principal payments of CAD $400,000 each are due on July 31, 2026 and October 31, 2026, with the remaining balance due at maturity. The note is guaranteed by Capstone Holding Corp. and includes a mandatory prepayment provision requiring 50% of net cash proceeds from Capstone equity or debt raises in excess of US $1,100,000. As of March 31, 2026, the outstanding principal balance was CAD $1,600,000 (approximately USD $1,170,000), excluding accrued interest. Second Seller Note. The second note was issued in the original principal amount of CAD $2,000,000 and matures on December 1, 2028. The note bears interest at 30-day average SOFR plus an escalating margin: 1.25% through November 30, 2026; 2.50% from December 1, 2026 through November 30, 2027; and 3.75% thereafter, payable quarterly. Quarterly principal payments of CAD $50,000 commence March 31, 2027, with the remaining balance due at maturity. The note includes a mandatory prepayment provision requiring 50% of quarterly fixed charge excess cash flow to be applied to principal. As of March 31, 2026, the outstanding principal balance was CAD $2,000,000 (approximately USD $1,463,000), excluding accrued interest. Both notes are subordinated to the TD Bank credit facilities.

Liquidity and Nasdaq Listing Compliance

In January 2026, the Company received a notification from the Nasdaq Stock Market indicating that the closing bid price of its Common Stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The Company has until July 6, 2026 to regain compliance, and the Board of Directors intends to seek shareholder authorization at the 2026 Annual Meeting to effect a reverse stock split, if needed, to satisfy the minimum bid price requirement. Continued listing on Nasdaq is an important component of the Company's access to capital markets, including its ability to issue shares under the ELOC and to raise additional equity capital on favorable terms. A delisting or prolonged non-compliance could adversely impact the Company's liquidity position. In addition, the Company has generated recurring net losses, including a net loss of $1,915 thousand for the three months ended March 31, 2026, and has had negative cash flow from operations in each of the past two fiscal years.

The Company’s recurring net losses, accumulated deficit, and upcoming debt maturities represent conditions that, in the aggregate, could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued. Management has evaluated these conditions together with the Company's liquidity resources and operational plans. In April 2025, the Company entered into a $20.0 million Equity Line of Credit agreement with the Equity Line Investor (the "ELOC"), under which the Company has the right, but not the obligation, to require the Equity Line Investor to purchase shares of Common Stock from time to time, subject to certain conditions, including a per-notice "VWAP Purchase Maximum Amount", under which the Company may sell shares of its Common Stock from time to time to the Equity Line Investor at pricing determined under the ELOC agreement, subject to certain conditions, including the Company's continued Nasdaq listing. As of December 31, 2025, approximately $19.5 million remained undrawn under the ELOC, and as of May 19, 2026, approximately $19.2 million remained undrawn. The Company's ability to access the ELOC is subject to certain conditions, including the maintenance of the Company's Nasdaq listing (with respect to which the Company is currently not in compliance with the $1.00 per share minimum bid price requirement, as described above), the per-notice VWAP Purchase Maximum Amount, and other limitations under the ELOC. The Company intends to continue using the ELOC as a component of its liquidity strategy alongside its Revolving Credit Agreement. The Company is also actively integrating the businesses acquired in 2025 and implementing plans to realize operating synergies and cost reductions across the combined platform. On the revenue side, management is expanding the Company's product offering — including new stone veneer lines, complementary hardscape and masonry categories, and broader distribution into the Carolinas and Canadian markets — to drive organic growth and improve operating leverage in 2026. Based on this evaluation, management believes these plans alleviate the substantial doubt. Accordingly, the Company’s cash and available liquidity are expected to be sufficient to fund operations and meet obligations for at least one year from the issuance date of these consolidated financial statements.

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Convertible Notes.

The embedded conversion features are bifurcated as derivative liabilities and measured at fair value at each reporting date with changes in fair value recognized in earnings, in accordance with ASC 815-15. In July 2025, the Company issued a Senior Secured Convertible Note to 3i, LP (the "July Note") in the original principal amount of $3,272,966 (net of an 8.34% original issue discount), maturing July 29, 2026. In October 2025, the Company issued a second Senior Secured Convertible Note to 3i, LP (the "October Note") in the original principal amount of $3,545,712, maturing October 22, 2026. Both notes bear interest at 7.0% per annum, with quarterly cash amortization beginning after 90 days. The notes are secured by a first-priority lien on substantially all of the Company's assets. The embedded conversion features were bifurcated and accounted for as derivative liabilities at fair value in accordance with ASC 815 (see the derivative instruments disclosure below). During the year ended December 31, 2025, the Company entered into three amendments to the July Note and one amendment to the October Note that reduced the applicable conversion prices. The conversion price on the July Note was reduced from $1.72 to $1.00 per share and subsequently to $0.75 per share. On the October Note, the conversion price on $1,772,856 of principal was reduced from $1.10 to $0.75 per share, while the remaining $1,772,856 of principal continued at $1.10 per share. During the year ended December 31, 2025, the Buyer converted $2,710,280 of July Note principal into 2,900,000 shares of common stock at $1.00 per share and $186,916 of October Note principal and $13,084 of accrued interest into 266,667 shares at $0.75 per share. Separately, the Company redeemed $61,942 of July Note principal in cash on September 3, 2025. As of March 31, 2026 and December 31, 2025, the outstanding principal balance was $500,744, on the July Note, and $3,125,152 and $3,358,797, respectively, on the October Note, for aggregate balances of $3,625,896 and $3,859,541, respectively.

The following table summarizes the carrying value of the Company's senior secured convertible notes as of  March 31, 2026:

	SSN #1	SSN #2	Total
Stated principal	$500,744	$3,125,152	$3,625,896
Less: unamortized OID	(19,493)	(231,618)	(251,111)
Less: unamortized debt issuance costs	(22,851)	(209,520)	(232,371)
Less: unamortized derivative discount	(57,197)	(1,165,376)	(1,222,573)
Net carrying value	$401,203	$1,518,638	$1,919,840

At December 31, 2025, the net carrying value of the Senior Secured Convertible Notes was $1,568,779, consisting of stated principal of $3,859,541 ($500,744 for SSN #1 and $3,358,797 for SSN #2), reduced by unamortized original issue discount of $327,052, unamortized debt issuance costs of $327,358, and unamortized derivative discount of $1,636,352.

The following table presents a roll forward of the derivative liabilities associated with the embedded conversion features for the three month ended March 31, 2026:

	SSN #1	SSN #2	Total
Balance, December 31, 2025	$56,605	$645,151	$701,756
Initial fair value at issuance	—	—	—
Change in fair value — amendments	—	—	—
Derecognition to APIC	—	(28,802)	(28,802)
Change in fair value — conversions	—	(480,212)	(480,212)
Change in fair value — remeasurement	46,073	(42,158)	3,915
Balance, March 31, 2026	$102,678	$93,978	$196,656

As of March 31, 2026, the following shares of common stock were issuable upon conversion of the outstanding senior secured convertible notes:

	Conversion Price	Principal	Shares Issuable
July Note	0.75	500,744	667,659
October Note — Tranche 1	0.75	1,352,296	1,803,061
October Note — Tranche 2	1.1	1,772,856	1,611,687
Total		$3,625,896	$4,082,407

Promissory Note — Brookstone XXI, LLC. The $800,000 unsecured promissory note payable to Brookstone Partners Acquisition XXI Corporation was included in the combined principal and interest balance of $1,089,222 exchanged for 825,168 shares of Series Z 8% Non-Convertible Preferred Stock on September 30, 2025 (see above). Upon completion of the exchange, the note and all related obligations, including Capstone’s limited payment guaranty, were extinguished in full. As of March 31, 2026, no amounts remain outstanding.

Scheduled maturities of long-term debt as of March 31, 2026, are as follows:

2027	$4,237
2028	2,143
2029	44
2030	54
2031	65
Thereafter	2,911
Total	$9,454

Note 12 Leases

As of March 31, 2026, the balance of our right-of-use (“ROU”) assets was $4.9 million, net, and total lease liabilities of $5.0 million (consisting of $1.5 million current and $3.5 million non-current), included in current portion, lease liability and lease liability, net of current portion.

In connection with the acquisitions of Carolina Stone ( August 22, 2025) and Fraser Canyon Holdings/CSI ( December 1, 2025), the Company assumed operating leases for distribution, showroom, and warehouse facilities. The Carolina Stone leases include: (i) approximately 13,500 square feet at 10306 Globe Road, Morrisville, NC, extended through May 31, 2027, at approximately $154,560 annually, and (ii) approximately 28,000 square feet at 901 Tulip Drive, Gastonia, NC, through June 30, 2029, at a starting annual base rent of $130,200 escalating at 3.5% annually. The CSI leases include: (i) approximately 31,418 square feet at 27524–51A Avenue, Langley, BC, through July 31, 2030, at approximately CAD $627,024 annually, and (ii) approximately 30,000 square feet at 45 Fenmar Drive, North York, ON, through November 30, 2026, with a five-year extension option not yet exercised. Operating lease ROU assets of $906.0 thousand and corresponding lease liabilities were recognized at fair value upon the Carolina Stone acquisition date (see Note 4). Fraser Canyon/CSI ROU assets and lease liabilities are included in the purchase price allocation and totaled approximately $2.1 million.

The maturity of our lease liabilities as of  March 31, 2026 is as follows in (“000’s”):

Year	Finance	Operating
2026	$203	$1,166
2027	143	1,206
2028	40	807
2029	15	743
2030	9	467
2031	—	343
Thereafter	—	350
Total undiscounted Lease Payments	410	5,082
Less: Present value discount	(18)	(446)
Total Lease Liability	$392	$4,636

Lease expense recognized on our leases for the three months ended March 31, 2026 and 2025 is as follows in (“000’s”):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Finance leases
Amortization expense	$64	$31
Interest expense	5	3
Operating leases
Straight-line rent expense	467	198
Total lease expense	$536	$232

The following summarizes additional information related to our leases for three months ended March 31, 2026 is as follows in (“000’s”):

	Three Months Ended
	March 31, 2026
	Finance	Operating
Weighted-average remaining lease terms (years)	2.0	4.7
Weighted-average discount rate	4.49%	3.87%
ROU assets obtained in exchange for new lease liabilities	$—	$—

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

On the Restructuring Date ( March 7, 2025), all outstanding Class B and Class C Preferred Interests in TotalStone were exchanged for 3,782,641 shares of the Company’s Common Stock pursuant to the Master Exchange Agreement described in Note 2. The Special Preferred Membership Interests were also extinguished in connection with the restructuring. As of March 31, 2026, and December 31, 2025 no TotalStone preferred units remained outstanding.

Note 14 TotalStone Warrants

TotalStone Class A Warrants. In April 2020, 1,175 warrants to purchase Class A common interests in TotalStone were granted to TotalStone management at an exercise price of $0.01 per unit, vesting over three years through March 31, 2023. Of the original grant, 50 warrants were previously forfeited, and the remaining 1,125 outstanding warrants were cancelled on the Restructuring Date ( March 7, 2025) in connection with the corporate restructuring described in Note 2. As of March 31, 2026 and December 31, 2025, no TotalStone warrants remained outstanding.

Representative's Warrant. In connection with the March 7, 2025, Public Offering, the Company issued warrants to the underwriters to purchase 62,500 shares of Common Stock at an exercise price of $4.00 per share. The Representative's Warrant became exercisable on September 5, 2025, and expires on September 7, 2026. As of March 31, 2026, no portion had been exercised.

February 2026 Warrant (3i, LP). On February 12, 2026, in connection with the Letter Agreement deferring the $606,054 installment payment originally due January 22, 2026 under SSN #2 (see Note 11), the Company issued to 3i, LP a five-year warrant to purchase 405,000 shares of Common Stock at an exercise price of $0.01 per share, expiring February 12, 2031. The Company evaluated the modification under ASC 470-50, concluded the 10% test was not met, and accounted for it as a modification. The warrant was classified as equity under ASC 815-40 and is not subject to recurring remeasurement. The fair value of $203 thousands was estimated using the Black-Scholes option-pricing model with the following inputs: stock price $0.5077 (CAPS closing on 2/12/2026), exercise price $0.01, expected term 5.0 years, risk-free rate 3.67%, dividend yield 0%, and annualized volatility 100.5%. The fair value was recorded as an increase to additional paid-in capital with a corresponding discount on SSN #2, which is being amortized to interest expense over the remaining term to maturity. As of March 31, 2026, no portion of the warrant had been exercised.

Note 15 Stockholders’ Equity

As of March 31, 2026, the Company had 11,423,707 shares of Common Stock issued and 9,428,707 outstanding, the difference representing 1,995,000 unvested restricted stock awards granted on March 30, 2026 that have voting rights but are excluded from basic earnings per share until vesting and 25,000,000 shares of preferred stock authorized, of which 2,000,000 are designated as Series B Preferred Stock (985,063 shares issued and outstanding) and 3,500,000 are designated as Series Z 8% Non-Convertible Preferred Stock (1,467,532 shares issued and outstanding, classified as a liability pursuant to ASC 480).

In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At  March 31, 2026 and  December 31, 2025, no shares remained available to grant under the Plan and all granted shares are fully vested.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company generally estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. No options were granted in 2026 or 2025.

Stock Compensation

On March 30, 2026, the Board of Directors approved the Capstone Holding Corp. 2025 Stock Incentive Plan (the “2025 Plan”), reserving up to 5,000,000 shares of common stock for issuance in the form of stock options, restricted stock awards, and other equity-based awards. On the same date, the Board approved an initial grant of 1,995,000 restricted stock awards (“RSAs”) under the 2025 Plan, at a grant-date fair value of $0.6490 per share (the closing price of the Common Stock on the Nasdaq Capital Market on March 30, 2026), resulting in aggregate grant-date fair value of approximately $1,295,000. The grants are bifurcated into two cohorts: (i) 1,116,250 shares that vest in full on the third anniversary of the grant date ( March 30, 2029) subject to continued service, recognized straight-line over the 36-month service period; and (ii) 878,750 shares that vest in full upon the recipient’s separation from the Board of Directors, with the requisite service period inferred from the recipient’s remaining director term. Because the grants were made on the last day of the quarter, stock-based compensation expense recognized for the three months ended March 31, 2026 was de minimis. Total unrecognized compensation cost related to these grants was approximately $1,295,000 as of March 31, 2026, expected to be recognized over a period of 36 months for cohort (i) and through the separation date from the Board of Directors, a weighted-average period of approximately 10 months, for cohort (ii).

As of March 31, 2026 and December 31, 2025, there were 0 and 50 stock options exercisable and vested at a weighted-average exercise price of $163.00, respectively. During 2026 and 2025, 50 and 450 options expired unexercised. No options were granted or exercised in 2026 or 2025.

The Brookstone Partners warrant expired unexercised on April 1, 2024.

Preferred Stock

On February 20, 2025, following the Company’s controlling shareholder’s approval, the Company filed an amendment to its Restated Certificate of Incorporation to increase the authorized shares of preferred stock to 25,000,000 shares. As of March 31, 2026, the Company had 985,063 shares of Series B Preferred Stock outstanding. Additionally, 1,467,532 shares of Series Z 8% Non-Convertible Preferred Stock were issued and outstanding; however, the Series Z Preferred Stock is classified as a liability on the consolidated balance sheet pursuant to ASC 480, Distinguishing Liabilities from Equity (see Series Z disclosure below).

The Tax Benefit Preservation Plan adopted by the Board on April 18, 2017 between the Company and Computershare, which had been extended in May 2024 through December 31, 2027, was cancelled on March 3, 2025 pursuant to the Master Exchange and Other Transaction Agreement.

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

Series Z 8% Non-Convertible Preferred Stock (Classified as Liability): On September 30, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 3,500,000 shares as Series Z Preferred Stock, no par value. A total of 1,467,532 shares were issued to BP Peptides, LLC (642,364 shares) and Brookstone Partners Acquisition XXI Corporation (825,168 shares), both affiliates of Brookstone Partners, the Company’s majority shareholder, in exchange for the extinguishment of outstanding related party promissory notes with a combined principal and accrued interest balance of approximately $1.94 million. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Series Z Preferred Stock is non-convertible and carries a cumulative dividend at the rate of 8% per annum, accruing daily on the $1.32 per share stated value based on a 360-day year of twelve 30-day months. Accrued but unpaid dividends compound quarterly. The Series Z Preferred Stock is mandatorily redeemable at the earlier of (a) the seventh anniversary of the original issue date ( September 30, 2032) or (b) the occurrence of a Fundamental Transaction, at a redemption price equal to the stated value plus all accrued and unpaid dividends. Because the Series Z Preferred Stock embodies an unconditional obligation requiring the Company to transfer assets to redeem the instrument at a specified date, and the instrument is non-convertible, the Company has classified the Series Z Preferred Stock as a liability in accordance with ASC 480-10-25-4, Distinguishing Liabilities from Equity. The Series Z liability was initially measured at fair value, which approximated the aggregate stated value of $1,936,893, and is subsequently measured using the interest method, with periodic accretion of interest expense at the 8% contractual rate. Interest expense of approximately $39,500 was recognized for the period from December 31, 2025, through March 31, 2026. The carrying value of the Series Z liability, including accrued interest as of March 31, 2026 and December 31, 2025, was approximately $ 2,015 thousands and $1,976 thousands respectively.

In connection with the Public Offering that closed on March 7, 2025, the Company issued to the underwriters warrants to purchase an aggregate of 62,500 shares of Common Stock (the “Representative’s Warrant”), representing 5% of the shares issued in the Public Offering. The Representative’s Warrant is exercisable commencing on September 5, 2025 and expiring on September 7, 2026, at an exercise price of $4.00 per share. As of March 31, 2026, the Representative’s Warrant had not been exercised.

The Company’s Senior Secured Convertible Notes (see Note 11) are convertible into shares of Common Stock at conversion prices ranging from $0.75 to $1.10 per share. During the year ended December 31, 2025, holders converted an aggregate principal amount of $2,897,196 into 3,166,667 shares of Common Stock at conversion prices ranging from $0.75 to $1.00 per share. As of December 31, 2025, the remaining outstanding principal of $3,859,541 would be convertible into approximately 4,393,933 shares of Common Stock at conversion prices ranging from $0.75 to $1.10 per share.  As of March 31, 2026, the remaining outstanding principal of $3,625,896 would be convertible into approximately 4,082,407 shares of Common Stock at conversion prices ranging from $0.75 to $1.10 per share. Subsequent to March 31, 2026, the conversion price applicable to $500,000 of principal under the October Note was reduced to $0.57 per share (see Note 19).

On February 12, 2026, the Company and the Buyer entered into a Letter Agreement (the "February 2026 Letter Agreement") deferring the $606,054 installment payment originally due January 22, 2026 under the October Note to the Maturity Date. As consideration for the deferral, the Company issued to the Buyer warrants to purchase 405,000 shares of Common Stock at an exercise price of $0.01 per share, with a five-year term expiring February 12, 2031. The Company evaluated the modification under ASC 470-50 and concluded that the change in the present value of cash flows under the modified terms did not exceed 10% of the present value of cash flows under the original terms, and accordingly accounted for the transaction as a modification rather than an extinguishment. The Company estimated the fair value of the warrants at $202,734 using the Black-Scholes option pricing model with the following inputs: stock price of $0.5077 (the closing price of the Common Stock on the issuance date), exercise price of $0.01, expected term of 5.0 years, risk-free rate of 3.67%, dividend yield of 0%, and annualized volatility of 100.5%. The warrants were classified as equity in accordance with ASC 815-40, and the fair value was recorded as an increase to additional paid-in capital with a corresponding discount on the October Note, which is being amortized to interest expense over the remaining term to maturity. During the three months ended March 31, 2026, $37,812 of the discount was amortized to interest expense.

Note 16 TotalStone 401(K) Retirement Savings Plan

TotalStone maintains a defined contribution pension plan, which covers all employees electing to participate after completing certain service requirements. Employer contributions are made at the Company’s discretion. Generally, the Company makes safe harbor matching contributions equal to 100% of employee contributions up to 4% of the employee’s Plan Compensation, as defined. Each participant is 100% vested in their salary deferral and the safe harbor matching contributions. Other employer discretionary contributions are subject to a graded vesting schedule. Company matching contribution expense was approximately $32.6 thousand for the three months ended March 31, 2026.

Carolina Stone Distributors, LLC maintained a SIMPLE IRA plan covering eligible employees after 90 days of service. Under the plan, Carolina Stone matched employee contributions up to 3% of eligible compensation. Employer matching contributions for the period from the acquisition date of August 22, 2025 through December 31, 2025 totaled $10.0 thousand. The SIMPLE IRA was terminated effective December 31, 2025, and Carolina Stone employees became eligible to participate in TotalStone's 401(k) Plan effective January 1, 2026; contributions on their behalf during the three months ended March 31, 2026 are included within the TotalStone matching contribution expense disclosed above.

Canadian Stone Industries Inc. sponsors a Group Registered Savings Plan ("Group RSP") through RBC covering all employees after three months of continuous service. Under the plan, CSI matches employee contributions at 2% of eligible compensation with immediate vesting. Employer matching contributions for the three months ended March 31, 2026 totaled approximately $4.9 thousand.

Note 17 Income Taxes

The Company's effective tax rate for the three months ended March 31, 2026 and 2025 was 0.0%. In both periods, the Company maintained a full valuation allowance against its U.S. net deferred tax assets and accordingly recognized no income tax benefit on its U.S. pretax losses. The three months ended March 31, 2026 income tax provision of approximately $2.0 thousand represents Canadian income taxes on the operations of Canadian Stone Industries Inc. The three months ended March 31, 2025 effective tax rate of 0.0% represents U.S. state and local income tax expense for which no tax benefit was recognized.

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

The following tables present financial information regarding the Company's reportable segments, reconciled to the Company's consolidated totals.

	Three Months Ended March 31,
	2026					2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$10,270	$2,366	$—	$—	$12,636	$7,899	$—	$—	$—	$7,899
Cost of goods sold	8,195	1,471	—	—	9,666	6,574	—	—	—	6,574
Gross Profit	2,075	895	—	—	2,970	1,325	—	—	—	1,325
Selling, general and administrative expenses	3,323	814	330	—	4,467	2,399	—	564	(210)	2,753
Transaction Expenses	—	—	—	—	—	—	—	—	—	—
Income (loss) from operations	$(1,248)	$81	$(330)	$—	$(1,497)	$(1,074)	$—	$(564)	$210	$(1,428)
Unrealized gain on derivative	—	—	476		476	—	—	—	—	—
Interest expense	(457)	(19)	(416)	—	(892)	(278)	—	(22)	—	(300)
Other income (expense) net	—	—	—	—	—	150	—	60	(210)	—
Income (loss) from operations before taxes	$(1,705)	$62	$(270)	$—	$(1,913)	$(1,202)	$—	$(526)	$—	$(1,728)

Other financial information:
Depreciation & amortization	$90	$71	$—	$—	$161	$116	$—	$—	$—	$116
Capital expenditures	26	41	—	—	67	—		—	—	—

	As of March 31, 2026					As of December 31, 2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Total assets	$54,399	$5,679	$6,037	$(12,318)	$53,797	$51,332	$6,141	$5,531	$(11,626)	$51,378

Note 19 Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has identified the following events for disclosure.

Convertible Note Conversion Price Adjustment. On April 16, 2026, pursuant to a unanimous written consent dated April 16, 2026, the Company and the Buyer entered into a Letter Agreement (the “April 2026 Letter Agreement”) reducing the Conversion Price applicable to $500,000 of principal under the October Note to $0.57 per share.

Subsequent Convertible Note Conversions. On April 16, 2026, the Buyer submitted Eight Notices of Conversion that aggregated to $1,725,136 of principal and $120,762 of interest converted into 2,557,198 shares of Common Stock. Of the principal converted: (i) $213,084 was converted at the reduced $0.57 conversion price established under the April 2026 Letter Agreement (the first conversion at the reduced price), with approximately $286,916 of capacity remaining at $0.57; (ii) $250,372 of principal under the July Note was converted at the prior $0.75 conversion price; and (iii) $1,261,680 of principal under the October Note was converted at the prior $0.75 conversion price. Following these conversions, the outstanding principal balance was approximately $250,372 on the July Note and approximately $1,863,472 on the October Note, before any further activity through the issuance date of these consolidated financial statements.

Subsequent Equity Line of Credit Draws. Between April 6, 2026 and May 7, 2026, the Company submitted four VWAP Purchase Notices under the May 2025 Equity Line of Credit agreement with Tumim Stone Capital, LLC, resulting in the issuance of an aggregate of 640,000 shares of Common Stock for aggregate gross proceeds of approximately $244,408.

Revolving Credit Agreement Waiver. On May 18, 2026, the Company received a written waiver from Beacon Bank & Trust of the Company's noncompliance with the minimum Cash Flow Coverage Ratio under the Revolving Credit Agreement as of March 31, 2026. The waiver applies to the noncompliance as of the measurement date and the Company remains subject to the financial covenants of the Revolving Credit Agreement on a forward basis. See Note 10.

Facility Consolidation. The Company’s lease at 5141 W. 122nd Street, Alsip, Illinois terminated effective April 30, 2026. The Company entered into a new lease at 18400 76th Avenue, Tinley Park, Illinois, which commenced April 1, 2026 with a term of 62 months through May 31, 2031.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as "believes," "may," "will," "estimates," "potential," "continues," "anticipates," "intends," "expects," "could," "would," "projects," "plans," "targets," and variations of such words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors" in our 2025 Form 10-K and in Part II, Item 1A of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission (the "SEC") that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Quarterly Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Quarterly Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report and the documents that we reference herein and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

This Quarterly Report also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q under the caption “Part II. Item 1A. Risk Factors”. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in our 2025 Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise the terms the “Company”, “we”, “us” and “our” refer to the business and operations of Capstone Holding Corp and its operating subsidiary, TotalStone, LLC (dba Instone).

All dollar amounts stated herein are in U.S. dollars unless specified otherwise.

Overview

Capstone Holding Corp., incorporated in Delaware in 1987 as a domestic corporation, is a national, technology-enabled building products distribution and installation platform. Through our three operating subsidiaries — Instone (TotalStone, LLC), Canadian Stone Industries (Fraser Canyon Holdings Inc. and its subsidiaries, “CSI”), and Carolina Stone (Carolina Stone Distributors, LLC) — we distribute and install thin veneer stone, natural stone, manufactured stone, and related masonry and hardscape products for residential and commercial construction markets across 38 U.S. states and two Canadian provinces.

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

On August 22, 2025, the Company completed its membership interest purchase agreement of the Carolina Stone Holdings. The aggregate purchase price of the Holdings Membership Interest is (i) $2,625,000 in cash, subject to adjustment set forth in Section 2.6 of the Membership Purchase Agreement, plus (ii) a seller note in the original principal amount of $1,250,000, plus (iii) the amount payable pursuant to the terms of the earn-out agreement. The Company transferred $2,501,500 in cash to the Seller, representing the aggregate purchase price of $2,625,000 less $124,000 for the preliminary working capital adjustment as set forth in Section 2.6 of the Purchase Agreement.

Equity Line of Credit

On May 14, 2025, we entered into a purchase agreement with the Equity Line Investor (as defined in Note 11 to the consolidated financial statements included in this Quarterly Report), pursuant to which the Equity Line Investor committed to purchase up to $20.0 million in shares of our Common Stock, subject to certain limitations and conditions as described in Note 11.

On June 26, 2025, the Company and the Equity Line Investor entered into a first amendment to the Purchase Agreement as described in Note 11 to the consolidated financial statements included in this Quarterly Report.

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

On August 14, 2025, pursuant to Section 7(h) of the Conversion Note, the Company and the Buyer agreed, pursuant to a Conversion Price Voluntary Adjustment Notice executed by both parties, to reduce the Conversion Price of the Convertible Note with regard to $1,363,736 of principal of the Convertible Note to $1.00 per share starting on October 6, 2025 through the maturity date of the Convertible Note.

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

On October 22, 2025, the Company issued to the Buyer a second Convertible Note in the original principal amount of $3,545,712.42 (the “October Note”). The October Note is convertible into shares of Common Stock, $0.0005 par value per share (the “Common Stock”), in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $1.10. The Company received gross proceeds of $3,250,000, prior to the deduction of transaction-related expenses, from the closing of the October Note.

Exchange Agreement and Series Z Preferred Stock Certificate of Designation

The Chief Executive Officer of the Company, Matthew Lipman and the Chairman of the Board of Directors of the Company (the “Board”), Michael Toporek, control Brookstone Partners (“Brookstone”), a private equity group with 25 years of deep expertise in building products investments.

A number of Brookstone entities controlled by Messrs. Lipman and Toporek control over 50% of the Company’s voting stock. The notes held by BP Peptides, LLC (“BP Peptides”) and Brookstone Partners Acquisition XXI Corporation (“Brookstone Acquisition”) were exchanged for shares of Series Z 8% Non-Convertible Preferred Stock on September 30, 2025, as described below, and accordingly had no outstanding balance as notes payable as of March 31, 2026 and December 31, 2025. As of March 31, 2026, Stream Finance, LLC was the sole remaining related party note payable.

Carolina Stone Acquisition

On August 22, 2025, the Company, through its subsidiary CS Purchase Holdings LLC, acquired all of the issued and outstanding membership interests of Carolina Stone Holdings, LLC (“Carolina Stone”), which owns Carolina Stone Distributors, LLC.

The aggregate purchase consideration was approximately $4.2 million, consisting of cash, a subordinated seller note, working-capital adjustments and contingent earn-out consideration. The seller note matures on February 22, 2028, and the sellers may receive earn-out consideration of up to $825,000 based on Carolina Stone’s EBITDA performance during fiscal years 2025, 2026 and 2027. Carolina Stone contributed revenue of $3.3 million and a net loss of $169,000 to the Company’s consolidated results for the period from August 22, 2025 through December 31, 2025.

Fraser Canyon / CSI Acquisition

On December 1, 2025, the Company completed the acquisition of the Fraser Canyon / Canadian Stone Industries (“CSI”) business through two transactions: TotalStone, LLC acquired substantially all of the assets and assumed certain liabilities of Continental Stone Industries, Inc., and a subsidiary of TotalStone acquired all of the outstanding shares of Fraser Canyon Holdings Inc.

The aggregate consideration was approximately US$6.8 million, consisting of cash, two subordinated seller notes and contingent earn-out consideration of up to CAD $3.0 million based on Average EBITDA during the 2026–2027 and 2027–2028 measurement periods.    In connection with the acquisition, Canadian Stone Industries and Klad Envelope Solutions Inc. entered into a TD Bank revolving operating loan with a CAD $5.0 million credit limit for working-capital purposes. CSI contributed revenue of $592,000 and a net loss of $92,000 to the Company’s consolidated results for the period from December 1, 2025 through December 31, 2025.

On September 30, 2025, following approval by the Audit Committee of the Board, the Company and each of BP Peptides and Brookstone Acquisition (collectively, the “Brookstone Lenders”), entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Brookstone Lenders agreed to exchange their notes for shares of the Company’s newly created Series Z 8% Non-Convertible Preferred Stock (the “Series Z Preferred”). Based on the Nasdaq Official Closing Price of the Company’s common stock, $0.0005 par value per share (the “Common Stock”), of $1.32 on the day prior to the parties entering into the Exchange Agreement, BP Peptides received 642,364 Series Z Preferred shares and Brookstone Acquisition received 825,168 Series Z Preferred shares. The unaudited interim consolidated financial statements included in this Form 10-Q reflect the issuance of the Series Z shares as of March 31, 2026.

On September 30, 2025, following Board approval, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware with up to three million five hundred thousand (3,500,000) Series Z Preferred shares being authorized for issuance.

Pursuant to the Certificate of Designation, the Series Z Preferred shares are not convertible into shares of Common Stock, have voting rights of one vote per share and will vote together as a single class with the Common Stock shareholders. Each share of Series Z Preferred will accrue cumulative dividends at a rate of eight percent (8%) per annum based on the $1.32 stated value per share of the Series Z Preferred, accruing daily and payable, at the sole option of the Board, either in cash or payment-in-kind via the issuance of further shares of Series Z Preferred. The Series Z Preferred shares are redeemable upon the earlier of the seven year anniversary of the issuance of the shares or the occurrence of a fundamental transaction (as defined in the Certificate of Designation)

On January 21, 2026, the Company entered into a fee waiver agreement with Brookstone Partners IAC under which Brookstone agreed to waive its $400.0 thousand annual management fee for fiscal year 2026, and the Company's Chief Executive Officer agreed to reduce his annual base cash salary to $1.00, in each case effective January 1, 2026.

On February 12, 2026, the Company entered into a Letter Agreement with 3i, LP  (“3i”) modifying the Senior Secured Convertible Note dated July 29, 2025. The Letter Agreement deferred the $606,054 installment payment originally due January 22, 2026 to the maturity date. As consideration for the deferral, the Company issued to 3i a warrant to purchase 405,000 shares of common stock at an exercise price of $0.01 per share, exercisable for five years.

During the three months ended March 31, 2026, the Company completed five conversions of principal under the October Note totaling $233,645 of principal and $16,356 of accrued interest, which were converted into 333,335 shares of common stock at a conversion price of $0.75 per share. The Company also completed ten draws under its Equity Line of Credit during the quarter, generating aggregate net proceeds of approximately $194,571.

On March 30, 2026, the Compensation Committee of the Board of Directors granted 1,995,000 restricted stock awards to executive officers and non-employee directors under the Company's 2025 Plan, with a grant-date fair value of $1,294,755. The awards generally vest at the third anniversary of the grant date for management recipients (with continued service required) and upon separation from the Board for non-employee director recipients.

On April 16, 2026, the Company entered into a Letter Agreement with 3i, LP reducing the conversion price on a $500,000 portion of the principal amount outstanding under the October Note to $0.57 per share.

Components of Results of Operations

Sales

Our sales primarily consist of distributing manufactured and natural stone cladding products, natural stone landscape products, and related goods for residential and commercial construction through a dealer network in 38 U.S. states and two Canadian provinces. For distribution sales the Company recognizes revenue when control over the products has been transferred to the customer, and the Company has a present right to payment. For installation and project-based work, the Company recognizes revenue over time as performance obligations are satisfied. For production and custom residential jobs, revenue is generally recognized upon completion, as substantially all projects are short-term in nature. A small portion of commercial projects are recognized based on progress toward completion, typically through monthly billings.

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

Results of Operations

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the three months ended March 31, 2026 and 2025 in thousands:

Results of Operations Comparing Three Months Ended March 31, 2026 to 2025.

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Net Sales	$12,636	$7,899	$4,737	60%
Cost of goods sold	9,666	6,574	3,092	47%
Gross profit	2,970	1,325	1,645	124%

Operating expenses:
Selling, General and administrative	4,467	2,753	1,714	62%
Transaction expense	—	—	—	—%
Income (loss) from operations	(1,497)	(1,428)	(69)	5%
Interest and other expense, net	(892)	(300)	(592)	197%
Income tax expense	(2)	—	(2)	—%
Net loss	$(1,915)	$(1,728)	$(187)	11%

Sales

Sales were $12.6 million for the three months ended March 31, 2026 compared to $7.9 million for the three months ended March 31, 2025. The period-over-period change in revenue was $4.7 million, primarily driven by the full-period contributions from the Carolina Stone (August 2025) and Fraser Canyon (December 2025) acquisitions. Revenue from the Company's legacy Instone operations was approximately flat period-over-period; the increase reflects approximately $2.4 million contributed by Carolina Stone and approximately $2.5 million contributed by Fraser Canyon.

Cost of goods sold

Cost of goods sold changed by $3.1 million or 47.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The change in cost of goods sold was driven primarily by the change in sales attributable to the Carolina Stone and Fraser Canyon acquisitions.

Gross profit margin was 23.5% for the three months ended March 31, 2026 compared to 16.8% for the three months ended March 31, 2025. The improvement reflects gross margin gains within the Company's TotalStone segment, together with the addition of Carolina Stone, whose stone distribution and installation mix carries a higher gross margin of approximately 37.8%.

Selling general and administrative expenses

Selling, general and administrative expenses changed by $1.7 million or 62.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by the full-period effect of the Carolina Stone and Fraser Canyon acquisitions and transaction-related professional fees of $99 thousand recognized during the period, partly offset by the January 2026 cost rationalization program initiated by the Company.

Transaction expenses

Acquisition-related transaction expenses changed by $99 thousand for the three months ended March 31, 2026, primarily related to professional fees associated with subsequent-event activities and the integration of recently acquired businesses.

Interest expense

Interest expense changed by $0.6 million or 197.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by the amortization of debt discount and issuance costs on the Company’s Senior Secured Convertible Notes.

Income Tax Expense

Income tax expense changed by $2 thousand for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Segment Results

The Company has two reportable segments — TotalStone (which includes the legacy Instone distribution business together with Fraser Canyon, acquired December 1, 2025) and Carolina Stone (acquired August 22, 2025). The Company also has corporate-level SG&A expenses, included in Capstone Holding Corp. (“Capstone” or the “Parent”), consisting primarily of board fees, investor relations, filing, legal, insurance, accounting and consulting expenses not identifiable to either reportable segment.

The following table is a summary of TotalStone’s operating results through operating income (loss) reconciled to the Company’s consolidated totals with the inclusion of Parent and eliminating amounts:

	Three Months Ended March 31,
	2026					2025
Income (loss) from operations before taxes:	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Sales	$10,270	$2,366	$—	$—	$12,636	$7,899	$—	$—	$—	$7,899
Cost of goods sold	8,195	1,471	—	—	9,666	6,574	—	—	—	6,574
Gross Profit	2,075	895	—	—	2,970	1,325	—	—	—	1,325
Selling, general and administrative expenses	3,323	814	330	—	4,467	2,399	564	—	(210)	2,753
Transaction Expenses	—	—	—	—	—	—	—	—	—	—
Income (loss) from operations	$(1,248)	$81	$(330)	$—	$(1,497)	$(1,074)	$(564)	$—	$210	$(1,428)

Other financial information:
Depreciation & amortization included in SG&A expenses	$90	$71	$—	$—	$161	$116	$—	$—	$—	$116

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

Liquidity and Capital Resources

Working capital excluding the current portion of long-term debt was $2.9 million and $3.8 million as of March 31, 2026 and December 31, 2025, respectively. The $0.9 million decrease was primarily driven by a $2.4 million increase in borrowings under our revolving line of credit and a $2.0 million increase in accounts payable, partially offset by a $2.0 million increase in accounts receivable and a $1.0 million increase in inventory.

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

As of March 31, 2026, the Company had $12.7 million outstanding under its Revolver, which matures on June 19, 2026, as extended by the Fifteenth Amendment to the Credit Agreement dated December 19, 2025. As of March 31, 2026, the Company was not in compliance with the minimum Cash Flow Coverage Ratio under the Revolving Credit Agreement. The Company received a written waiver of the covenant noncompliance from Beacon Bank & Trust dated May 18, 2026. See Note 10. Management is in discussions with Beacon Bank & Trust regarding a longer-term extension of the Revolver with financial covenants aligned to the Company's anticipated future results.

The liquidity of the Company is largely dependent on our ability to borrow funds on our Revolver. The longer-term extension of the Revolver and future compliance with financial covenants are subject to risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations. The Company currently believes that it will have sufficient working capital to operate for a period of at least one year from the issuance date of the March 31, 2026 interim consolidated financial statements based on future expected results. Future acquisitions may be financed through other forms of financing that will depend on existing conditions.

The Company’s ability to continue as a going concern depends on its ability to generate sufficient cash flows from operations, access additional capital, and manage its debt maturities. The Senior Secured Convertible Notes mature in July and October 2026. The Company’s U.S. revolving credit facility with Beacon Bank & Trust (successor by merger to Berkshire Bank) matures in June 2026, and Canadian Stone Industries’ operating loan with TD Bank is subject to annual renewal. The mezzanine term loan with Stream Finance, LLC matures in September 2027. Management is evaluating alternatives to refinance or extend these obligations and believes that the Company’s existing cash, availability under its revolving credit facilities, and expected operating cash flows will be sufficient to fund operations for at least the next twelve months from the date of this filing.

Seasonality

The Company historically experiences higher sales during our second and third quarters due to the favorable weather in the Midwestern and Northeastern United States for new construction and remodeling.

Summary of Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$(2,789)	$99
Net cash used in investing activities	(29)	(17)
Net cash provided by (used in) financing activities	2,512	4,019
Net increase (decrease) in cash	$(308)	$1,733

Cash Flows from Operating Activities

Net cash used in operating activities was $2.8 million for the three months ended March 31, 2026, primarily resulting from the Company’s net loss of $1.9 million and a $1.1 million build in working capital, partially offset by $0.5 million of non-cash items including depreciation, amortization, and accrued interest.

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2025, primarily resulting from our net loss of $1.7 million and a $0.7 million build in working capital, partially offset by $0.1 million of depreciation and amortization.

Cash Flows from Investing Activities

Net cash used in investing activities was $29.0 thousand for the three months ended March 31, 2026, related to purchases of property and equipment.

Net cash used in investing activities was $17.0 thousand for the three months ended March 31, 2025, related to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2026, primarily consisting of net borrowings under our revolving line of credit of $2.4 million and net proceeds from our equity line of credit of $0.2 million.

Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2025, primarily consisting of net proceeds from our March 2025 public offering of $3.3 million and net borrowings under our revolving line of credit of $1.5 million, partially offset by debt repayments of $0.9 million.

Funding Requirements

The Company used the net proceeds of its March 2025 Public Offering and its Senior Secured Convertible Notes to fund a portion of the cash consideration for the Carolina Stone Holdings acquisition (closed August 22, 2025) and the Fraser Canyon Holdings acquisition (closed December 1, 2025), and for general corporate and working capital purposes.

Through October 22, 2025, the Company received an aggregate of $6,250,000 in gross proceeds pursuant to its Senior Secured Convertible Notes financings (the July 29, 2025 issuance and the October 22, 2025 issuance), as described in Note 11 to the consolidated financial statements included in this Quarterly Report and in the Recent Developments section of this Management's Discussion and Analysis. In addition, as described in Note 11 and Note 15, the Company may receive up to $20.0 million from the sale of the Equity Line Securities to the Equity Line Investor. The Company plans to raise additional funds to finance the growth of our operations through equity financing or debt financing arrangements. If we raise additional funds through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to the rights of our existing Common Stock, and our existing stockholders may experience dilution.

Off-Balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026, as amended on April 17, 2026, have not materially changed. For the quarter ended March 31, 2026, we added the following two critical accounting policies and Significant Judgments and Estimates to Note 3 in the footnotes to the consolidated financial statements: Business Combinations and Convertible Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting.

Due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (1) a lack of segregation of duties, since we have a limited administrative staff, and (2) lack of internal controls structure review.

Our management is composed of a small number of individuals, which has historically resulted in limitations on segregation of duties. To address this matter and the related material weakness, the Company has undertaken and continues to implement the following remediation steps:

Process and review enhancements. The Company has implemented additional review procedures over journal entries, account reconciliations, and the consolidation process. Management is documenting key accounting policies, formalizing close calendars and review checklists, and engaging multiple external accounting, tax, and audit consultants to supplement internal staffing during the remediation period.

Post-acquisition disclosure controls. Following the acquisitions of Carolina Stone Holdings on August 22, 2025 and Fraser Canyon Holdings on December 1, 2025, the Company has integrated each acquired business into its quarterly disclosure controls and procedures, including expanding the close calendar to incorporate the acquired entities, aligning the chart of accounts and reporting packages, and extending review and certification responsibilities to the acquired-entity finance leads.

Expected timing. The Company expects the remediation steps described above, taken together with the completion of the additional staff accountant hire for TotalStone and the continuing engagement of external accounting consultants, to substantially remediate the identified material weaknesses by the end of fiscal year 2026, subject to the operating effectiveness of the new controls being demonstrated for a sufficient period of time.

The Company will continue to evaluate the design and operating effectiveness of its internal control over financial reporting, and management will reassess the remediation status quarterly. Until the remediation is complete and the relevant controls have operated effectively for a sufficient period, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A: RISK FACTORS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Quarterly Report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

You should carefully consider the risk factors disclosed in Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K"), together with all other information in this Quarterly Report, including our unaudited condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any such risks, including the risk set out below, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

In addition to the risk factors set forth in the 2025 Form 10-K, the following risk factors represent material updates to our risk factor disclosures. The risk factors set forth in the 2025 Form 10-K, as updated by the foregoing, should be read in conjunction with the other information set forth in this Quarterly Report.

We were not in compliance with the minimum Cash Flow Coverage Ratio under our Revolving Credit Agreement as of March 31, 2026, and although we have received a written waiver from our lender, there can be no assurance that we will maintain compliance in future periods or that our lender will grant additional waivers, which could result in acceleration of our outstanding indebtedness and materially impair our liquidity.

As of March 31, 2026, we were not in compliance with the minimum Cash Flow Coverage Ratio covenant under our Revolving Credit Agreement with Beacon Bank & Trust. On May 18, 2026, we received a written waiver limited to this specific violation; the waiver does not extend to any future defaults or events of default.

There can be no assurance that we will maintain compliance in future periods or that our lender will grant additional waivers if we do not. Any future waiver, if obtained, may be conditioned upon terms less favorable to the Company, including increased interest rates, additional collateral requirements, or other operational restrictions. If we fail to obtain a necessary waiver, our lender could declare an event of default, accelerate all outstanding amounts under the Revolving Credit Agreement, and exercise its remedies against pledged collateral. Acceleration could also trigger cross-default provisions in our other debt agreements, including the October Note, and could materially impair our financial condition and our ability to continue as a going concern. Recurring covenant non-compliance may also impair our ability to access additional financing and may be viewed unfavorably by investors and counterparties.

The reduction of the conversion price under the October Note and the resulting conversion of a substantial portion of the principal and accrued interest into shares of common stock resulted in significant dilution to our existing stockholders, and future conversions at the reduced conversion price or further reductions in the conversion price could result in additional substantial dilution.

On April 16, 2026, we reduced the conversion price applicable to $500,000 of the principal amount outstanding under the October Note to $0.57 per share. On the same date, the buyer converted an aggregate of $1,725,136 of principal and $120,762 of accrued interest into 2,557,198 shares of common stock, increasing our outstanding share count by approximately 22% in a single day.

This conversion has resulted in significant dilution to existing stockholders with respect to earnings, book value, and voting power per share, and may depress the market price of our Common Stock. If additional principal or interest is converted at the reduced price, or if we further reduce the conversion price, stockholders will experience additional material dilution. The shares of common stock issuable upon conversion of remaining unconverted principal may exert continued downward pressure on our stock price, which could impair our ability to raise capital through equity offerings or our Equity Line of Credit and could make any future conversions even more dilutive.

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

Changes in foreign currency translation and transaction risks that could adversely affect our reported financial results and the cost of servicing our Canadian dollar-denominated obligations.

Our Canadian operating subsidiary, Canadian Stone Industries Inc., generates revenues and incurs expenses in Canadian dollars, and we have outstanding debt and seller notes denominated in Canadian dollars. These exposures subject us to foreign currency translation risk when consolidating the subsidiary's results into U.S. dollars, and to transaction risk affecting the U.S. dollar cost of servicing our Canadian dollar-denominated obligations.

Fluctuations in the CAD/USD exchange rate may cause variability in our reported financial results independent of underlying operating performance. While this risk was not material in prior periods, it could become increasingly material if our Canadian operations or Canadian dollar-denominated indebtedness grow or as exchange rate volatility increases.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2026, in connection with the Letter Agreement with 3i, LP (see Note 15 to the consolidated financial statements included in this Quarterly Report), the Company issued warrants to purchase 405,000 shares of Common Stock at an exercise price of $0.01 per share. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The shares of Common Stock issuable upon exercise of the warrants have not been registered as of the date of this filing.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

Insider trading arrangements and policies.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1

Conditional Fee Waiver And Deferral Agreement, dated January 21, 2026, by and between TotalStone, LLC, Brookstone Partners IAC, and Gordon Strout (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on January 27, 2026)

10.2	Conversion Price Voluntary Adjustment Notice dated April 16, 2026 (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on April 16, 2026)
10.3*	Waiver, dated May 18, 2026, from Beacon Bank & Trust under the Revolving Credit, Term Loan and Security Agreement, as amended
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE HOLDING CORP.

Date: May 20, 2026	By:	/s/ Matthew E. Lipman
Matthew E. Lipman
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2026	/s/ Edward Schultz
Edward Schultz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)