Form 10-Q/A
period 2025-06-30
Capstone Holding Corp.
filed 2026-08-12
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of August 10, 2026 was 20,578,551 shares.

EXPLANATORY NOTE

Capstone Holding Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2025 (the “Original Report”).

This Amendment restates the weighted average number of common shares outstanding and the related basic and diluted net loss per share in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025. The weighted average share amounts reported in the Original Report were the number of shares outstanding at the end of the period rather than averages weighted for the portion of the period each share was outstanding. The restatement affects only the weighted average share amounts and the per share amounts. Net loss, net loss attributable to Capstone Holding Corp. stockholders, the consolidated balance sheets, the consolidated statements of stockholders’ equity (deficit) and the consolidated statements of cash flows are not affected.

The restatement has the following effect:

	Three Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(700)	$—	$(700)
Weighted average number of common shares outstanding – basic and diluted	5,406,305	(171,065)	5,235,240
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.13)	$—	$(0.13)

	Six Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(3,133)	$—	$(3,133)
Weighted average number of common shares outstanding – basic and diluted	5,406,305	(2,000,737)	3,405,568
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.58)	$(0.34)	$(0.92)

On August 7, 2026, the Company’s Chief Financial Officer concluded that the Company’s previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 should no longer be relied upon with respect to the weighted average share and per share amounts described above. The Audit Committee of the Company’s Board of Directors concurred in that conclusion on August 10, 2026. The Company reported that conclusion in a Current Report on Form 8-K filed with the SEC on August 12, 2026.

This Amendment sets forth the complete text of the following items, as amended:

●Part I, Item 1. Financial Statements, which is amended to restate the weighted average share and per share amounts in the consolidated statements of operations, to correct the schedule of potentially dilutive securities in Note 3, and to add Note 1A, Restatement of Previously Issued Financial Statements; and

●Part I, Item 4. Controls and Procedures, which is amended to describe a material weakness in internal control over financial reporting identified in connection with the restatement.

The Company’s principal executive officer and principal financial officer have provided new certifications dated as of the date of this Amendment, filed or furnished as Exhibits 31.1, 31.2, 32.1 and 32.2, and Part II, Item 6 is set forth in full to reflect the filing of those certifications. The financial statement information formatted in Inline XBRL (Exhibit 101) is also amended.

Except as described above, this Amendment does not amend, update or change any other item or disclosure in the Original Report. This Amendment speaks as of the date of the Original Report and does not reflect events occurring after the filing of the Original Report. This Amendment should be read together with the Original Report and the Company’s other filings with the SEC.

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

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025 (As Restated)	2024	2025 (As Restated)	2024
Sales	$13,193	$13,151	$21,358	$22,734
Sales returns and allowances	(341)	(265)	(607)	(489)
Net sales	12,852	12,886	20,751	22,245
Cost of goods sold	9,722	10,122	16,296	17,737
Gross Profit	3,130	2,764	4,455	4,508
Selling, general and administrative expenses	3,390	2,750	6,143	5,211
Income (loss) from operations	(260)	14	(1,688)	(703)
Interest expense	(440)	(394)	(740)	(774)
Net loss before taxes	(700)	(380)	(2,428)	(1,477)
Income tax expense	—	(1)	—	(17)
Net Loss	(700)	(381)	(2,428)	(1,494)
Less: Net loss attributable to:
Special preferred units	—	(44)	—	(92)
Class B units preferred return	—	(903)	(705)	(1,776)
Net loss attributable to Capstone Holding Corp. stockholders	$(700)	$(1,328)	(3,133)	$(3,362)

Earnings (loss) per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.13)	$(8.43)	$(0.92)	$(21.33)

Weighted average number of common shares outstanding – basic and diluted	5,235,240	157,610	3,405,568	157,610

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

Note 1A Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, management determined that the weighted average number of common shares outstanding used to compute basic and diluted net loss per share for those periods was incorrect. The amounts previously reported were the number of shares outstanding at June 30, 2025 rather than averages weighted for the portion of the period each share was outstanding, as required by ASC 260, Earnings Per Share. The Company has restated the weighted average share amounts and the related per share amounts in the accompanying consolidated statements of operations in accordance with ASC 250, Accounting Changes and Error Corrections.

The correction to the weighted average share amounts and the per share amounts does not affect any other amount in the financial statements. The Company has separately corrected the schedule of potentially dilutive securities in Note 3 to include the Representative’s Warrant issued in March 2025 and to correct the stated totals. Net loss, net loss attributable to Capstone Holding Corp. stockholders, the consolidated balance sheets, the consolidated statements of stockholders’ equity (deficit) and the consolidated statements of cash flows are not affected. The weighted average share amounts for the comparable 2024 periods are also not affected.

The following table presents the effect of the restatement on the accompanying consolidated statements of operations:

	Three Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(700)	$—	$(700)
Weighted average number of common shares outstanding – basic and diluted	5,406,305	(171,065)	5,235,240
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.13)	$—	$(0.13)

	Six Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(3,133)	$—	$(3,133)
Weighted average number of common shares outstanding – basic and diluted	5,406,305	(2,000,737)	3,405,568
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.58)	$(0.34)	$(0.92)

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

For the six months ended June 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2025	June 30, 2024

Stock options	150	900
Warrants	6,322	6,322
Representative's warrant	62,500	—
Total	68,972	7,222

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

Material Weakness Identified in Connection with the Restatement

In connection with the restatement described in Note 1A to the consolidated financial statements included in this Amendment, management identified an additional material weakness in the Company’s internal control over financial reporting. The Company’s controls over the computation and review of the weighted average number of common shares outstanding used to compute net loss per share did not operate effectively. As a result, the weighted average share and per share amounts for the three and six months ended June 30, 2025 were misstated, and the Company has restated those amounts in this Amendment. This control deficiency existed as of June 30, 2025 and is in addition to the material weaknesses described above. It does not change management’s conclusion that the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

The Company has designed and implemented a remediation plan directed at the material weaknesses described above. The Company has expanded its accounting staff so that the preparation of the financial statements is no longer dependent on a single individual, and it has established layers of review under which the preparer of a financial statement and the reviewer of that statement are different individuals. The error described above was identified through that review process.

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

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE HOLDING CORP.

Date: August 12, 2026	By:	/s/ Matthew E. Lipman
Matthew E. Lipman
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	/s/ Edward Schultz
Edward Schultz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)