Form 10-Q/A
period 2025-09-30
Capstone Holding Corp.
filed 2026-08-12
CIK 887151

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

EXPLANATORY NOTE

Capstone Holding Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2025 (the “Original Report”).

This Amendment restates the weighted average number of common shares outstanding and the related basic and diluted net loss per share in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. The weighted average share amounts reported in the Original Report did not reflect the day weighted average of shares outstanding during the periods. The restatement affects only the weighted average share amounts and the per share amounts. Net loss, net loss attributable to Capstone Holding Corp. stockholders, the consolidated balance sheets, the consolidated statements of stockholders’ equity (deficit) and the consolidated statements of cash flows are not affected.

The restatement has the following effect:

	Three Months Ended September 30, 2025
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(2,014)	$—	$(2,014)
Weighted average number of common shares outstanding – basic and diluted	5,700,214	137,920	5,838,134
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.35)	$0.01	$(0.34)

	Nine Months Ended September 30, 2025
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(5,147)	$—	$(5,147)
Weighted average number of common shares outstanding – basic and diluted	3,560,035	665,299	4,225,334
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(1.45)	$0.23	$(1.22)

On August 7, 2026, the Company’s Chief Financial Officer concluded that the Company’s previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 should no longer be relied upon with respect to the weighted average share and per share amounts described above. The Audit Committee of the Company’s Board of Directors concurred in that conclusion on August 10, 2026. The Company reported that conclusion in a Current Report on Form 8-K filed with the SEC on August 12, 2026.

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

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (As Restated)	2024	2025 (As Restated)	2024
Sales	$13,990	$12,559	$35,348	$35,293
Sales returns and allowances	(336)	(241)	(943)	(730)
Net sales	13,654	12,318	34,405	34,563
Cost of goods sold	10,400	9,325	26,696	27,062
Gross Profit	3,254	2,993	7,709	7,501
Selling, general and administrative expenses	3,370	2,580	9,513	7,791
Transaction expenses	652	—	652	—
Income (loss) from operations	(768)	413	(2,456)	(290)
Loss on extinguishment of debt	(652)	—	(652)	—
Interest expense	(594)	(374)	(1,334)	(1,148)
Net income (loss) before taxes	(2,014)	39	(4,442)	(1,438)
Income tax expense	—	(5)	—	(22)
Net Income (Loss)	(2,014)	34	(4,442)	(1,460)
Less: Net loss attributable to:
Special preferred units	—	(99)	—	(191)
Class B units preferred return	—	(933)	(705)	(2,709)
Net loss attributable to Capstone Holding Corp. stockholders	$(2,014)	$(998)	$(5,147)	$(4,360)

Earnings (loss) per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.34)	$(6.33)	$(1.22)	$(27.66)

Weighted average number of common shares outstanding – basic and diluted	5,838,134	157,610	4,225,334	157,610

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

Note 1A Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, management determined that the weighted average number of common shares outstanding used to compute basic and diluted net loss per share for those periods was incorrect. The amounts previously reported did not reflect the day weighted average of shares outstanding during the periods, as required by ASC 260, Earnings Per Share. The Company has restated the weighted average share amounts and the related per share amounts in the accompanying consolidated statements of operations in accordance with ASC 250, Accounting Changes and Error Corrections.

The correction to the weighted average share amounts and the per share amounts does not affect any other amount in the financial statements. The Company has separately corrected the schedule of potentially dilutive securities in Note 3 to include the Representative’s Warrant issued in March 2025. Net loss, net loss attributable to Capstone Holding Corp. stockholders, the consolidated balance sheets, the consolidated statements of stockholders’ equity (deficit) and the consolidated statements of cash flows are not affected. The weighted average share amounts for the comparable 2024 periods are also not affected.

The following table presents the effect of the restatement on the accompanying consolidated statements of operations:

	Three Months Ended September 30, 2025
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(2,014)	$—	$(2,014)
Weighted average number of common shares outstanding – basic and diluted	5,700,214	137,920	5,838,134
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.35)	$0.01	$(0.34)

	Nine Months Ended September 30, 2025
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(5,147)	$—	$(5,147)
Weighted average number of common shares outstanding – basic and diluted	3,560,035	665,299	4,225,334
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(1.45)	$0.23	$(1.22)

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

For the nine months ended September 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The number of incremental common shares from potentially dilutive securities consisted of the following:

	September 30, 2025	September 30, 2024

Stock options	150	900
Convertible notes	2,572,966	—
Warrants	6,322	6,322
Representative's warrant	62,500	—

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

	3,624	1,558
Seller’s note with Avelina Masonry, LLC, which required monthly payments of $48.0 thousand. The original maturity date was November 13, 2022 but the loan has not been paid in full and is in default. The loan bears interest at one-month SOFR plus 4.5% plus 3.0% default (11.74% and 12.14% at September 30, 2025 and December 31, 2024, respectively). At September 30, 2025 and December 31, 2024, $262.0 thousand and $165.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,020	932
Seller’s note with D22L, Inc., which requires quarterly interest payments commencing December 31, 2025 and quarterly principal payments of $100,000 commencing December 31, 2026. This Subordinated Promissory Note has a maturity date of February 22, 2028 and bears interest of 1.25% plus SOFR (5.45% at September 30, 2025).	1,257	—
Senior Convertible Note with 3i, LP. issued on July 29, 2025 with a principal amount of $3,272,966 and bears interest at the rate of 7.0% per annum, with a maturity date of July 29, 2026 At September 30, 2025, $26.0 thousand of interest remains unpaid and is included with this amount. During the quarter ended September 30, 2025, approximately $700.0 thousand of the note was converted to common stock and the conversion rate was amended (see Note 10).	2,599	—
Term note agreement with Berkshire Bank, due in 48 consecutive monthly payments of $83.0 thousand. The term note was paid in full on March 10, 2025. The loan was secured by all assets of TotalStone. Interest was charged at the one- month SOFR plus 3.5% (8.19% at December 31, 2024).	—	910

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

Material Weakness Identified in Connection with the Restatement

In connection with the restatement described in Note 1A to the consolidated financial statements included in this Amendment, management identified an additional material weakness in the Company’s internal control over financial reporting. The Company’s controls over the computation and review of the weighted average number of common shares outstanding used to compute net loss per share did not operate effectively. As a result, the weighted average share and per share amounts for the three and nine months ended September 30, 2025 were misstated, and the Company has restated those amounts in this Amendment. This control deficiency existed as of September 30, 2025 and is in addition to the material weaknesses described above. It does not change management’s conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2025.

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