Form 10-Q/A
period 2026-03-31
Capstone Holding Corp.
filed 2026-08-12
CIK 887151

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

i

EXPLANATORY NOTE

Capstone Holding Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2026 (the “Original Report”).

This Amendment restates the weighted average number of common shares outstanding and the related basic and diluted net loss per share for the comparative three months ended March 31, 2025. The amount previously reported was the number of shares outstanding at the end of that period rather than an average weighted for the portion of the period each share was outstanding. The restatement also affects the comparative pro forma net loss per share presented in Note 4. Weighted average shares for that period were 5,190,251 as reported and are 1,555,566 as restated, which changes net loss per share from $(0.47) to $(1.56) and pro forma net loss per share from $(0.29) to $(0.97).

Net loss is not affected. No amount for the three months ended March 31, 2026 is affected. The consolidated balance sheets, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows are not affected.

The Company is not amending its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. The correction is made in this Amendment because the affected comparative amounts are presented in this report.

On August 7, 2026, the Company’s Chief Financial Officer concluded that the comparative amounts described above should no longer be relied upon. The Audit Committee of the Company’s Board of Directors concurred in that conclusion on August 10, 2026. The Company reported that conclusion in a Current Report on Form 8-K filed with the SEC on August 12, 2026.

This Amendment sets forth the complete text of Part I, Item 1, Financial Statements, as amended, and Part I, Item 4, Controls and Procedures, as amended. Part II, Item 6 is set forth to reflect the filing of new certifications by the Company’s principal executive officer and principal financial officer. The financial statement information formatted in Inline XBRL is also amended.

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

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025 (As Restated)
Sales	$12,770	$8,165
Sales returns and allowances	(134)	(266)
Net sales	12,636	7,899
Cost of goods sold	9,666	6,574
Gross Profit	2,970	1,325
Selling, general and administrative expenses	4,467	2,753
Transaction expenses	—	—
Loss from operations	(1,497)	(1,428)
Unrealized gain on derivative instruments	476
Interest expense	(892)	(300)
Loss from operations before taxes	(1,913)	(1,728)
Provision for Income Taxes (expense)	(2)	—
Net Loss	(1,915)	(1,728)
Class B units preferred return	—	(705)
Net Loss attributable to Capstone Holding Corp. stockholders	$(1,915)	$(2,433)
Other Comprehensive Loss
Foreign currency translation adjustment	13	—
Comprehensive Loss	$(1,902)	$(2,433)

Loss per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.21)	$(1.56)

Weighted average number of common shares outstanding – basic and diluted	9,329,828	1,555,566

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

Note 1A Restatement of Previously Issued Comparative Financial Information

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026, management determined that the weighted average number of common shares outstanding used to compute basic and diluted net loss per share for the comparative three months ended March 31, 2025 was incorrect. The amount previously reported was the number of shares outstanding at March 31, 2025 rather than an average weighted for the portion of the period each share was outstanding, as required by ASC 260, Earnings Per Share. The Company has restated that amount and the related per share amounts in accordance with ASC 250, Accounting Changes and Error Corrections.

The correction affects the comparative weighted average share amount, the related per share amounts and the comparative pro forma per share amount presented in Note 4. It does not affect any other amount in the financial statements. Weighted average shares for the three months ended March 31, 2025 were 5,190,251 as reported and are 1,555,566 as restated. Net loss per share for that period was $(0.47) as reported and is $(1.56) as restated. Pro forma net loss per share for that period was $(0.29) as reported and is $(0.97) as restated. Net loss of $2,433 thousand for that period is unchanged.

The following table presents the effect of the restatement on the accompanying consolidated statements of operations:

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(2,433)	$—	$(2,433)
Weighted average number of common shares outstanding – basic and diluted	5,190,251	(3,634,685)	1,555,566
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.47)	$(1.09	$(1.56)

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

Pro Forma Financial Information

The following unaudited pro forma information presents the Company’s consolidated results of operations for the three months ended March 31, 2026 and 2025 as though both acquisitions had been completed as of January 1, 2025:

	Three Months Ended
	March 31,
	2026	2025 (As Restated)
Revenue	$12,636	$13,751
Net income (loss)	(1,915)	(1,503)
Earnings (loss) per common share:	(0.21)	(0.97)

The Company prepared this unaudited pro forma information under ASC 805-10-50-2(h), presenting consolidated results as if the Carolina Stone Holdings acquisition and the Fraser Canyon acquisition had closed on January 1, 2025. Pro forma earnings per share uses the Company's actual weighted-average common shares outstanding — 9,329,828 for the three months ended March 31, 2026 and 1,555,566 for the three months ended March 31, 2025 — because neither acquisition involved share consideration.

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

Material Weakness Identified in Connection with the Restatement

In connection with the restatement described in Note 1A to the consolidated financial statements included in this Amendment, management identified an additional material weakness in the Company’s internal control over financial reporting. The Company’s controls over the computation and review of the weighted average number of common shares outstanding used to compute net loss per share did not operate effectively. As a result, the comparative weighted average share and per share amounts for the three months ended March 31, 2025 presented in the Original Report were misstated, and the Company has restated those amounts in this Amendment. This does not change management’s conclusion that the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

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