Form 10-Q
period 2026-06-30
Capstone Holding Corp.
filed 2026-08-12
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of August 10, 2026 was 20,578,551 shares

i

PART I

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$225	$727
Accounts receivable, net	9,376	4,864
Inventories	16,387	17,062
Prepaid expenses	274	231
Other current assets	601	118
Total current assets	26,863	23,002
Long-term Assets:
Property and equipment, net	1,961	2,085
Goodwill	18,475	18,460
Other intangible assets	1,758	1,841
Right of use assets	4,991	5,397
Other long-term assets	630	593
Total long-term assets	27,815	28,376
Total Assets	$54,678	$51,378

LIABILITIES & EQUITY
Current Liabilities:
Accounts payable	$6,810	$4,958
Accrued expenses	1,195	874
Management fee payable, related party	695	695
Line of credit	12,611	10,313
Current portion of long-term debt	4,245	3,707
Current portion, lease liability	1,517	1,655
Deferred tax liability	19	20
Income tax payable	8	—
Derivative liability	7	702
Total current liabilities	27,107	22,924
Long-term liabilities:
Accrued related party management fee	454	454
Accrued Series Z preferred stock dividends, related party	119	39
Series Z preferred stock, related party	1,937	1,937
Long term debt, net of current portion	8,602	9,344
Lease liability, net of current portion	3,551	3,833
Earn-out payable	407	352
Other long-term liabilities	81	42
Total long-term liabilities	15,151	16,001
Total Liabilities	42,258	38,925
Equity:
Series B Preferred Stock, no par value; 2,000,000 shares authorized; 985,063 issued as of June 30, 2026 and December 31, 2025.	30	30
Common Stock $0.0005 par value; 50,000,000 shares authorized; 15,203,173 and 8,772,872 issued as of June 30, 2026 and December 31, 2025, respectively.	7	4
Additional paid-in capital	233,769	230,457
Accumulated deficit	(221,332)	(218,037)
Accumulated other comprehensive loss	(54)	(1)
Total Equity	12,420	12,453
Total Liabilities & Equity	$54,678	$51,378

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		(As Restated)		(As Restated)
	2026	2025	2026	2025
Sales	$21,657	$13,193	$34,427	$21,358
Sales returns and allowances	(177)	(341)	(311)	(607)
Net sales	21,480	12,852	34,116	20,751
Cost of goods sold	15,481	9,722	25,147	16,296
Gross Profit	5,999	3,130	8,969	4,455
Selling, general and administrative expenses	5,509	3,390	9,976	6,143
Change in fair value of contingent consideration	58	—	58	—
Income (loss) from operations	432	(260)	(1,065)	(1,688)
Unrealized gain on derivative instruments	166	—	642	—
Realized foreign currency loss, net	(14)	—	(14)	—
Interest expense	(1,961)	(440)	(2,853)	(740)
Loss from operations before taxes	(1,377)	(700)	(3,290)	(2,428)
Provision for income taxes	(3)	—	(5)	—
Net Loss	(1,380)	(700)	(3,295)	(2,428)
Class B units preferred return	—	—	—	(705)
Net Loss attributable to Capstone Holding Corp. stockholders	$(1,380)	$(700)	$(3,295)	$(3,133)
Foreign currency translation adjustment	(66)	—	(53)	—
Comprehensive Loss	$(1,446)	$(700)	$(3,348)	$(3,133)

Loss per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(0.11)	$(0.13)	$(0.30)	$(0.92)

Weighted average number of common shares outstanding – basic and diluted	12,643,383	5,235,240	10,998,115	3,405,568

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except Common Stock Shares)

(unaudited)

							Accumulated		TotalStone, LLC
	Common			Series B	Additional		Other		Class B	Special
	Stock	Common	Series B	Preferred	Paid-In	Accumulated	Comprehensive	Total	Preferred	Preferred
	(Shares)	Stock	(Shares)	Stock	Capital	Deficit	Income (Loss)	Equity	Units	Unit
Balance at January 1, 2026	8,772,872	$4	985,063	$30	$230,457	$(218,037)	$(1)	$12,453	$—	$—
Net Loss	—	—	—	—	—	(1,915)	—	(1,915)	—	—
Issuance of warrants pursuant to Senior Convertible Notes	—	—	—	—	203	—	—	203	—	—
Issuance of common stock pursuant to equity line of credit, net of fees	322,500	—	—	—	189	—	—	189	—	—
Issuance of common stock pursuant to Senior Convertible Notes	333,335	1	—	—	279	—	—	280	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	13	13	—	—
Unvested restricted stock awards (March 30, 2026 grant)	1,995,000	—	—	—	—	—	—	—	—	—
Balance at March 31, 2026	11,423,707	$5	985,063	$30	$231,128	$(219,952)	$12	$11,223	$—	$—
Net Loss	—	—	—	—	—	(1,380)	—	(1,380)	—	—
Issuance of common stock pursuant to equity line of credit, net of fees	1,222,268	1	—	—	374	—	—	375	—	—
Issuance of common stock pursuant to Senior Convertible Notes	2,557,198	1	—	—	1,868	—	—	1,869	—	—
Stock-based compensation	—	—	—	—	399	—	—	399	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)	—	—
Balance at June 30, 2026	15,203,173	$7	985,063	$30	$233,769	$(221,332)	$(54)	$12,420	$—	$—

							Accumulated		TotalStone, LLC
	Common			Series B	Additional		Other		Class B	Special
	Stock	Common	Series B	Preferred	Paid-In	Accumulated	Comprehensive	Total	Preferred	Preferred
	(Shares)	Stock	(Shares)	Stock	Capital	Deficit	(Loss)	Equity	Units	Unit
Balance at January 1, 2025	157,610	$—	—	$—	$193,044	$(196,102)	$—	$(3,058)	$28,475	$1,143
Net Loss	—	—	—	—	—	(1,728)	—	(1,728)	—	—
Accrued Class B Distributions	—	—	—	—	—	(705)	—	(705)	705	—
Conversion of Class B Preferred Units to Common stock	3,782,641	1	—	—	29,180	—	—	29,181	(29,180)	—
Conversion of Special Preferred Units to Debt	—	—	—	—	—	—	—	—	—	(1,143)
Net public offering proceeds	1,250,000	2	—	—	3,250	—	—	3,252	—	—
Nectarine Management, LLC. Subscription Agreement	—	—	985,063	30	—	—	—	30	—	—
Balance at March 31, 2025	5,190,251	$3	985,063	$30	$225,474	$(198,535)	$—	$26,972	$—	$—
Net Loss	—	—	—	—	—	(700)	—	(700)	—	—
Issuance of commitment shares pursuant to equity line of credit	215,054	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to equity line of credit	1,000	—	—	—	2	—	—	2	—	—
Balance at June 30, 2025	5,406,305	$3	985,063	$30	$225,476	$(199,235)	$—	$26,274	$—	$—

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(3,295)	$(2,428)
Non cash items:
Depreciation and amortization	324	230
Net, amortization (accretion) to interest expense	1,728	—
Unrealized gain on derivative instruments	(642)	—
Provisions for doubtful debt	12	—
Provisions for inventory reserve	3	20
Remeasurement of contingent consideration	58	—
Restricted stock awards	399	—
Paid-in-kind interest	176	108
Series Z preferred dividends accrued	80	—
Change in other operating items:
Accounts receivable, net	(4,602)	(2,743)
Inventory	505	25
Prepaid and other assets	(584)	(289)
Change in operating leases, net	(10)	(25)
Accounts payable	2,027	977
Accrued expenses	480	133
Derivative liability	137	—
Other liabilities	25	—
Net cash used in operating activities	(3,179)	(3,992)
INVESTING ACTIVITIES
Purchase of property and equipment, net	(93)	(2)
Acquisition of CSI, net of cash acquired	(38)	—
Net cash used in investing activities	(131)	(2)
FINANCING ACTIVITIES
Payments on financing lease liabilities	(129)	(64)
Financing fees paid	—	(6)
Borrowings under line of credit, net	2,397	2,454
Debt payments	(35)	(910)
Cash Fee paid on ELOC Draw Down Notice	(39)	—
Proceeds from IPO and stock issuances	—	5,032
Proceeds from equity line of credit	620	—
Cash paid for IPO and stock issuance costs	—	(1,750)
Net cash provided by financing activities	2,814	4,756
Effect of foreign currency rates on changes in cash	(6)	—

NET CHANGE IN CASH & CASH EQUIVALENTS	(502)	762
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	727	11
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225	$773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash flows from finance leases (interest)	10	$5
Financing cash flows from finance leases (principal portion)	129	64
Conversion of Special Preferred Units to debt	—	1,143
Conversion of Class B Preferred Units to 3,782,641 shares of common stock	—	29,180
Fair value of warrants issued to defer senior secured note installment payment	203	—
Conversion of debt to stock	2,096	—
Reclassification of derivative liability to APIC upon conversion	53	—
Operating cash flows from operating leases	863	399
Interest Paid	590	740

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

Outstanding warrants to purchase 1,125 Class A Common Interests in TotalStone were cancelled on the Restructuring Date.

On the Restructuring Date, pursuant to a master exchange agreement (the “Master Exchange Agreement”) entered into by Capstone, TotalStone and TotalStone’s Class B and Class C Members, all of TotalStone’s Class B and Class C Preferred Interests were exchanged for 3,782,641 shares of Common Stock that constitute approximately 96% of the shares of Common Stock outstanding on the Restructuring Date, which were allocated to the Class B and Class C Members as set forth in the Master Exchange Agreement. As consideration for the issuance of 3,782,641 shares of Common Stock, the Class B and Class C Members surrendered their existing TotalStone’s membership interests and withdrew from the membership of TotalStone. Following the restructuring, BP Peptides, LLC, the owner of approximately 77.3% of Capstone’s shares prior to the restructuring, owns approximately 3% of Capstone’s shares on a post restructuring basis. Following the restructuring, the largest holder of Capstone’s shares (approximately 64%) is BPA XIV, LLC. BP Peptides, LLC is jointly controlled by Matthew Lipman, our chief executive officer and a member of our board of directors, and Michael Toporek, the chairman of our board of directors, and BPA XIV, LLC is controlled by Mr. Lipman. On the Restructuring Date, the Class C Member cancelled his Class A TS Warrants, and his right to receive incentive compensation from TotalStone. TotalStone’s Class C Preferred Interests were historically included in TotalStone’s Class B Preferred Interests on the Company’s consolidated balance sheet.

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

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The consolidated financial statements include the accounts of Capstone and its consolidated subsidiaries (collectively, the “Company”). Intercompany accounts and transactions have been eliminated. The preparation of these financial statements and accompanying notes is in accordance with accounting principles generally accepted in the United States of America. (U.S. GAAP). In the opinion of management, the financial statements include all adjustments necessary and were of a normal recurring nature for the fair presentation of the Company’s financial position, results of operations, and cash flows.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the SEC's Form 10-Q instructions and Article 10 of Regulation S-X (the interim reporting rule). Accordingly, they do not include all of the information and notes required by GAAP for annual consolidated financial statements.

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

In our opinion, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of  June 30, 2026 and its results of operations, cash flows, and changes in stockholders’ Equity (deficit) for the three and six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results expected for any future period or the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make some estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period and accompanying notes. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on management’s assumptions regarding current events and actions that may impact on the Company in the future, actual results may differ from these estimates and assumptions.

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

The Company’s management exercises significant judgments in determining the fair value of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to provisional amounts identified after the end of the measurement period are recognized in the Company's consolidated statements of operations.

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

The Company's recurring fair value measurements as of June 30, 2026 consist of (i) the embedded conversion features bifurcated from the Senior Secured Convertible Notes, classified as derivative liabilities and measured at fair value using significant unobservable inputs (Level 3); and (ii) the contingent earn-out consideration related to the Carolina Stone (Carolina Stone Distributors, LLC) and Canadian Stone Industries (Fraser Canyon Holdings Inc.) acquisitions, measured at fair value (as stated in FASB ASC 805-30-35-1 Subsequent measurement) using a probability-weighted expected payout, discounted at a rate that reflects the risk of the underlying performance metric cash flow model with significant unobservable inputs (Level 3). The Company also performs nonrecurring fair value measurements in connection with business combinations (Note 4) and goodwill impairment testing (Note 7), which involve Level 3 inputs including projected cash flows, discount rates, and market multiples. The Company has no recurring Level 1 or Level 2 fair value measurements as of June 30, 2026 or December 31, 2025.

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Summary of Significant Accounting Policies (cont.)

Cash

Cash consists of balances held in a commercial bank account.

Accounts Receivable

Accounts receivables are recorded and carried at the original invoiced amount less any estimates for allowance for doubtful debts that are potentially uncollectible amounts. The Company estimates the allowance for expected credit losses (“ECL”) based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances aging, credit quality of its customers, current economic conditions, and other factors that may affect the Company’s ability to collect from customers. Additionally, the company has elected to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of accounts recievables as it relates to the development of reasonable and supportable forecasts. As of June 30, 2026 and December 31, 2025, the allowance for doubtful accounts totaled approximately $139.0 and $127.0 thousand, respectively.

Certain of the Company’s contracts with customers include retainage provisions. Retainage represents amounts withheld from billings by customers until installation work has been inspected to ensure that performance obligations have been satisfied under the contract. (According to ASC 606). Company invoices are retained and included in contract receivables when obligations have been satisfied and the right to collect is subject only to the passage of time. As of June 30, 2026 and December 31, 2025, retainage receivables were $14.0 and $15.0 thousand, respectively.

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

Inventories

Inventories consisting of finished goods are stated at the lower cost or net realizable value. Cost is determined using the average cost method. Inventories also include deposits placed on inventory purchases for shipments not yet received. Significant prepaid inventory may be located overseas. The total prepaid inventory balance as of June 30, 2026 and December 31, 2025, is $251.0 thousand and $61.0 thousand, respectively. The reserve for obsolete inventory at June 30, 2026 and December 31, 2025, totaled $790.0 and $793.0 thousand, respectively.

Other Current Assets

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), including the reciprocal tariffs, were imposed without statutory authority. Following the ruling, U.S. Customs and Border Protection ("CBP") established an administrative process through which importers of record may claim refunds of IEEPA and reciprocal duties previously paid.

During the period from March 2025 through February 2026, the Company's subsidiary TotalStone, as importer of record, paid $438.0 thousand of IEEPA and reciprocal duties on imported merchandise. TotalStone filed 109 refund claims with CBP through its customs broker using CBP’s CAPE refund declaration system, all of which showed a status of CAPE Accepted on June 12, 2026. Based on the Supreme Court's ruling, CBP's acceptance of the claims prior to the balance sheet date, and the operation of CBP's refund process, management concluded that recovery of these duties is probable and recognized the refund as a recovery of previously recognized costs.

Accordingly, as of June 30, 2026, the Company recorded a tariff refund receivable of $438.0 thousand, included within other current assets in the accompanying unaudited condensed consolidated balance sheet. Because the merchandise to which the refunded duties relate was sold on or before June 30, 2026, the duties had been previously recognized in cost of goods sold; the refund was therefore recorded as a reduction of cost of goods sold in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2026. No refunds had been received as of June 30, 2026. Subsequent to June 30, 2026, and through August 12, 2026, the Company received $99.0 thousand of tariff refunds. CBP has indicated that accepted refunds will be paid within approximately 60 to 90 days of acceptance, together with statutory interest, which the Company will recognize in other income when received.

In addition, the Company estimates that it paid $136.0 thousand of IEEPA and reciprocal duties through purchases of merchandise from suppliers that acted as importer of record on the related shipments. The Company expects that it paid additional duties of this type but is unable to confirm the amounts at this time. Any recovery of these amounts depends on the suppliers' receipt of refunds from CBP and the Company's arrangements with those suppliers. Because the Company was not the importer of record on those shipments, it could not file CAPE refund claims for those duties and does not hold the direct legal right to the refunds. Accordingly, no amounts have been recognized in the accompanying consolidated financial statements, and the Company will recognize any such recovery when realized.

On June 2, 2026, the U.S. Department of Justice filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit contesting CBP's obligation to refund certain entries that were liquidated and outside the applicable protest window, a category limited to importers pursuing refunds through litigation. The Company's claims were accepted through CBP's administrative refund process and are not within the scope of the appeal; accordingly, management does not expect the appeal to affect the recognized receivable.

Property and Equipment

Property and equipment are stated at cost and is depreciated over the estimated useful lives ranging from three to forty years according to asset category. Depreciation is computed by using the straight-line method. Property and equipment is comprised of building, machinery & equipment, computer equipment, leasehold improvements, software, office equipment, vehicles, and furniture & fixtures. Minor maintenance and repairs are charged to expenses as incurred.

Note 3 Summary of Significant Accounting Policies (cont.)

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and indefinite lived intangible assets are not amortized but rather are tested for impairment annually as of the 1st day of the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Such triggering events or changes in circumstances include, but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; a loss of key personnel; a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; or a sustained decline in the Company's stock price or overall market capitalization according to ASC 350.

The Company’s goodwill is allocated to the Company’s reporting units for impairment assessment purposes. As of June 30, 2026, the Company has three reporting units: TotalStone (TotalStone, LLC), Canadian Stone Industries (Fraser Canyon Holdings Inc.), and Carolina Stone (Carolina Stone Distributors, LLC). The Company aggregates TotalStone and Canadian Stone Industries into a single reportable segment for ASC 280 segment-reporting purposes (see Note 18).

During the year ended December 31, 2025, the Company performed a quantitative goodwill impairment test for the Instone reporting unit as of October 1, 2025, and recorded a goodwill impairment charge of $6.2 million. See Note 7 for additional information regarding the Company's goodwill impairment testing. As of June 30, 2026, the Company concluded no quantitative goodwill impairment test was required.

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

Based on this qualitative assessment, the Company concluded that no significant events or changes in circumstances have occurred that would more likely than not reduce the fair value of any reporting unit less than its carrying amount.  Accordingly, an interim quantitative goodwill impairment test was not required, and no goodwill impairment charge was recorded for the three and six months ended June 30, 2026. The Company will perform its annual goodwill impairment test as of October 1, 2026, or earlier if events or circumstances indicate that an interim test is required.

As of June 30, 2026, the Company performed a qualitative interim assessment under ASC 350-20-35-3C to determine whether events or changes in circumstances had occurred that would more likely than not reduce the fair value of any reporting unit below its carrying amount. In performing this assessment, the Company considered, among other factors macroeconomic conditions, industry and market factors, entity specific events, or overall financial performance trends, like share-price movements (including the Company’s status with respect to the Nasdaq minimum bid price requirement for which the Company was granted an additional 180-day compliance period), and reporting-unit-changes.

Goodwill balances as of June 30, 2026 and December 31, 2025 are $18,475.0 thousand and $18,460.0 thousand, respectively.

Intangible assets with finite lives, consist of a distribution agreement, customer relationships and non-compete agreements that are amortized over the terms of the agreements or expected useful lives.

Long-lived Asset Impairments

Long-lived assets and finite lived identifiable intangibles are reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that no impairment was required for the financial period presented.

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

Revenue Recognition

Our sales primarily consist of distributing manufactured and natural stone cladding products, natural stone landscape products, and related goods for residential and commercial construction through a dealer network in 38 states and two Canadian provinces. For distribution sales, the Company recognizes revenue when control over the products has been transferred to the customer, typically upon shipment, and the Company has a present right to payment. For installation and project-based work, the Company recognizes revenue over time as performance obligations are satisfied. For production and custom residential jobs, revenue is generally recognized upon completion, as substantially all projects are short-term in nature. A small portion of commercial projects are recognized based on progress toward percentage of completion, typically through monthly billings. For the three and six months ended June 30, 2026 and 2025, there were no significant estimates of variable consideration represented in revenue. Net revenue recognized at a point in time primarily relates to TotalStone (see Note 18), which totaled approximately $18.3 million and $12.9 million for the three months ended June 30, 2026 and 2025, respectively. Net revenue recognized at a point in time totaled approximately $28.6 million and $20.8 million for the six months ended June 30, 2026 and 2025, respectively. Net revenue recognized over time primarily related to Carolina Stone (see Note 18), which totaled approximately $3.2 million and $0.0 million for the three months ended June 30, 2026 and 2025, respectively. Net revenue recognized over time totaled approximately $5.5 million and $0.0 million for the six months ended June 30, 2026 and 2025, respectively.

Shipping and Handling

The Company includes amounts billed to customers related to shipping and handling expenses in cost of goods sold.

Advertising Costs

Advertising and promotional expenses are expensed in the period incurred unless there are material costs that benefit future periods. The consolidated financial statements currently do not reflect any prepaid advertising expenses. For the three and six months ended June 30, 2026 and 2025, advertising expenses were $22.0 and $9.0 thousand and $50.0 and $24.0 thousand, respectively.

Research and Development

Research and development costs are expensed as incurred and were not significant in the periods presented.

Mandatorily Redeemable Preferred Stock

The Company classifies preferred stock that embodies an unconditional obligation to redeem the instrument by transferring assets at a specified or determinable date as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. Such instruments are initially measured at fair value and subsequently measured at the present value of the amount to be paid at settlement, with interest expense accrued using the rate implicit at inception. Periodic dividend obligations on mandatorily redeemable preferred stock classified as a liability are presented as interest expense in the consolidated statements of operations. The Company's Series Z 8% Non-Convertible Preferred Stock, issued September 30, 2025, has been assessed as mandatorily redeemable and is presented as a liability in the accompanying consolidated balance sheets. See Note 5 for additional information.

Note 3 Summary of Significant Accounting Policies (cont.)

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to the common stockholders of Capstone Holding Corp. by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method and the if-converted method for convertible notes. Potential common shares that have anti-dilutive effect are excluded from computation. 3i February warrants issued with a nominal exercise price of $0.01 per share are considered common stock equivalents and are included in the weighted-average number of common shares outstanding used to compute basic earnings (loss) per share.

For the six months ended June 30, 2026 and 2025, both the calculations for basic and diluted loss per share are the same as potential dilutive securities would have had an anti-dilutive effect. For the six months ended June 30, 2026 and 2025, the number of incremental common shares from potentially dilutive securities consisted of the following:

The table above reflects the conversion prices in effect at June 30, 2026. On August 10, 2026 the conversion price of both Senior Secured Convertible Notes was reduced to $0.2949 per share. Had that price been in effect at June 30, 2026, the incremental shares attributable to the convertible notes would have been approximately 6,445,438 rather than 2,115,154, and total potentially dilutive securities would have been approximately 8,509,260 rather than 4,178,976. See Note 19.

	June 30,	June 30,
	2026	2025

Convertible notes	2,115,154	—
Unvested restricted stock awards	1,995,000	—
Representative's warrant	62,500	62,500
Stock options	—	150
BP Peptides warrant	6,322	6,322
Total	4,178,976	68,972

Restatement

On August 7, 2026, the Company identified an error in the computation of basic and diluted loss per share for the three months ended March 31, 2025, the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025. The amounts previously reported for the periods ended June 30, 2025 were the number of shares outstanding at the end of the period rather than averages weighted for the portion of the period each share was outstanding, and the amounts previously reported for the periods ended September 30, 2025 did not reflect the day weighted average of shares outstanding during those periods, in each case as required by ASC 260, Earnings Per Share. The error affected only the weighted average share amounts and the related per share amounts; it did not affect net loss, total assets, total liabilities, stockholders' equity, or cash flows for any period. The Company assessed the error as material and has restated the affected periods in accordance with ASC 250, Accounting Changes and Error Corrections. The Company is filing amendments on Form 10-Q/A for the quarterly periods ended June 30, 2025 and September 30, 2025. The restated weighted average share and per share amounts for the three months ended March 31, 2025 are presented as comparative amounts in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

The effect of the restatement on the amounts previously reported for the three and six months ended June 30, 2025 is as follows:

	Three Months Ended
	June 30, 2025
	As Previously Reported	Adjusted	As Restated

Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(700)	$—	$(700)
Weighted average number of common shares outstanding - basic and diluted	5,406,305	(171,065)	5,235,240
Net loss per share attributable to Capstone Holding Corp. stockholders - basic and diluted	$(0.13)	$—	$(0.13)

	Six Months Ended
	June 30, 2025
	As Previously Reported	Adjusted	As Restated

Net loss attributable to Capstone Holding Corp. stockholders (in thousands)	$(3,133)	$—	$(3,133)
Weighted average number of common shares outstanding - basic and diluted	5,406,305	(2,000,737)	3,405,568
Net loss per share attributable to Capstone Holding Corp. stockholders - basic and diluted	$(0.58)	$(0.34)	$(0.92)

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

In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether modifications of convertible debt instruments should be accounted for as induced conversions. The Company adopted this guidance effective January 1, 2026 on a prospective basis. Adoption did not have a material effect on the Company’s consolidated financial statements.

On July 30, 2025 the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted the standard effective January 1, 2026, electing the practical expedient, and the adoption did not have a material impact on its consolidated financial statements.

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

Purchase Consideration. The aggregate purchase consideration for the Carolina Stone Companies was approximately $4,202.0 thousand, consisting of the following: cash at closing of $2,625.0 thousand (less preliminary working capital adjustment of $124.0 thousand for net cash transferred of $2,501.0 thousand), a subordinated promissory note of $1,250.0 thousand, final working capital adjustment of $77.0 thousand, and contingent consideration (earn-out) at fair value of $250.0 thousand at the date of acquisition.

Note 4 Business Combination (cont.)

The subordinated promissory note was issued to D22L, Inc. in the original principal amount of $1,250.0 thousand, maturing February 22, 2028. The note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.25%, payable quarterly commencing December 31, 2025, with quarterly principal payments of $100.0 thousand beginning December 31, 2026. After application of the working capital true-up of approximately $56.0 thousand, the outstanding principal balance at closing was approximately $1,306.0 thousand.

As initially recognized in fiscal year 2025, contingent consideration of up to $825.0 thousand is payable as a singular payment based on Carolina Stone’s EBITDA performance during three annual measurement periods (fiscal years 2025, 2026, and 2027). Only one payment can be earned across all three periods. If Carolina Stone achieves EBITDA of at least $1,000.0 thousand in either the first or second measurement period, the seller receives the full $825.0 thousand, payable in equal quarterly installments through June 30, 2028. If the EBITDA threshold is not met in the first two periods, the seller may receive up to $825.0 thousand in the third measurement period in the full amount if EBITDA exceeds $1,000 thousand, or a pro-rata amount determined by linear interpolation if EBITDA falls between $800.0 thousand and $1,000.0 thousand. If EBITDA does not reach $800.0 thousand in any measurement period, no earn-out is payable. Based on Carolina Stone's financial results in the audited consolidated financial statements for the year ended December 31, 2025, the EBITDA threshold of $1,000.0 thousand was not achieved for the First Earn-out Period, and accordingly no Earn-Out Payment is payable in respect of the First Earn-out Period.

The fair value of contingent consideration at acquisition date of $250.0 thousand was estimated using a Monte Carlo simulation model with key assumptions including asset volatility of 35.0%, risk-free rate of 3.69%, and EBITDA projections based on management forecasts. The contingent consideration liability is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in change in fair value of contingent consideration in the consolidated statements of operations. As of June 30, 2026, the Company recognized an increase of $58.0 thousand resulting from the change in the fair value of the contingent consideration, primarily driven by updated EBITDA forecasts and the probability of achievement of the EBITDA targets. As of June 30, 2026 and December 31, 2025, the fair value of the contingent consideration was $308.0 and $250.0 thousand, respectively.

The following table presents the purchase price allocation for the Carolina Stone Holdings acquisition as finalized at December 31, 2025, measured in accordance with ASC 805 (in thousands):

Amount
Cash purchase price	$2,625
Working capital	77
Seller note	1,250
Earn-out agreement	250
Aggregate purchase consideration	$4,202
Identifiable assets acquired and liabilities assumed:
Cash	80
Accounts receivable, net	949
Inventories	950
Prepaid expenses	8
Property and equipment, net	596
Other intangible assets	1,470
Right of use assets	906
Other long-term assets	12
Accounts payable	(409)
Accrued expenses	(159)
Current portion, lease liability	(387)
Lease liability, net of current portion	(572)
Total identifiable net assets	3,444
Goodwill	$758

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

Purchase Consideration. The Fraser Canyon Acquisition comprises two simultaneous transactions: (i) the CSIA Asset Purchase, in which TotalStone, LLC acquired substantially all of the assets and assumed certain liabilities of Continental Stone Industries, Inc. for cash consideration of approximately US$459.0 thousand (CAD $647.0 thousand); and (ii) the FCHI Share Purchase, in which Instone Canada Corp., a wholly-owned subsidiary of TotalStone, acquired all of the outstanding shares of Fraser Canyon Holdings Inc. for consideration of approximately US$6,299.0 thousand (representing the FCHI Share Purchase portion of the combined transaction). Under ASC 805, both transactions have been accounted for as a single combined business combination because they were entered into in contemplation of one another and effected concurrently. The purchase consideration for the combined Fraser Canyon Acquisition consisted of: (i) C$6,200,000 in cash (approximately US$4,447 thousand at the closing-day exchange rate of US$1.00 = C$1.3943), of which US$459.0 thousand (C$647 thousand) represented the Continental Cash Purchase Price paid by TotalStone, LLC for the CSIA Asset Purchase, reduced by a working capital adjustment of C$473,189 (approximately US$339.0 thousand) that lowered the Cash Purchase Price payable to the FCHI sellers; (ii) Seller Note I in the principal amount of C$1,600,000 (approximately US$1,148.0 thousand), maturing March 31, 2027; (iii) Seller Note II in the principal amount of C$2,000,000 (approximately US$1,434.0 thousand), maturing December 1, 2028; and (iv) contingent earn-out consideration of up to C$3,000,000 (approximately US$2,152.0 thousand) based on Average EBITDA during the 2026–2027 and 2027–2028 measurement periods, with an acquisition-date fair value of US$99.0 thousand (US$79.0 thousand for Earn-Out Provision I and US$20.0 thousand for Earn-Out Provision II) as measured with the assistance of Loop Capital and reflected in the purchase price allocation set forth below. The seller notes, working capital adjustment, and earn-out provisions relate solely to the FCHI Share Purchase. U.S. dollar amounts have been translated from Canadian dollars at the closing-day exchange rate of US$1.00 = C$1.3943. During the six months ended June 30, 2026, the Company settled the working capital adjustment under the purchase agreement, which increased the cash purchase price payable to the FCHI sellers by $38.0 thousand. The Company paid that amount in cash during the period and presented it within investing activities in the consolidated statements of cash flows. The increase in consideration resulted in a corresponding increase in goodwill.

Note 4 Business Combination (cont.)

The Company engaged Loop Capital to assist with the valuation of identifiable intangible assets and contingent consideration; the purchase price allocation presented below is based on valuations performed with the assistance of Loop Capital. The purchase price allocation was final at December 31, 2025, other than the working capital adjustment under the purchase agreement, which the Company settled during the six months ended June 30, 2026 as described above. The allocation below reflects that settlement. The aggregate purchase consideration of approximately US$6,299.0 thousand reflected in the purchase price allocation below represents the FCHI Share Purchase only, stated net of the Continental Cash Purchase Price paid separately for the CSIA Asset Purchase and net of the working capital reduction described above, with U.S. dollar amounts translated at the exchange rates used for purchase accounting purposes.

Goodwill of $601.0 thousand was recognized in connection with the FCHI Share Purchase and is attributable primarily to the assembled workforce and expected synergies from integrating Canadian Stone Industries' western Canadian distribution operations with the Company's existing platform. The CSIA Asset Purchase did not result in goodwill, as the purchase consideration approximated the fair value of the net assets acquired; tax-basis goodwill arising from the CSIA Asset Purchase is amortizable for U.S. income tax purposes under Section 197 of the Internal Revenue Code. Goodwill arising from the FCHI Share Purchase is not deductible for Canadian income tax purposes. Goodwill related to the Fraser Canyon acquisition is allocated to the TotalStone reporting unit.

The carrying amount of goodwill was $631.0 thousand and $616.0 thousand as of June 30, 2026 and December 31, 2025, respectively. The increase from the acquisition-date amount of $601.0 thousand to December 31, 2025, reflects a foreign currency translation adjustment by $15.0 thousand. During the six months ended June 30, 2026, the Company recorded a measurement-period adjustment of $38.0 thousand that increased goodwill, resulting from the settlement of the working capital adjustment described above. This increase was partially offset by a foreign currency translation decrease of $23.0 thousand, resulting in a net increase in goodwill of $15.0 thousand for the six months ended June 30, 2026. The Fraser Canyon earn-out liability was $99.0 thousand and $102.0 thousand as of June 30, 2026 and December 31, 2025, respectively, with the decrease resulting from foreign currency translation. Together with the Carolina Stone earn-out described above, the earn-out payable presented on the consolidated balance sheets was $407.0 thousand and $352.0 thousand as of those dates.

CSI contributed revenue of $592.0 thousand and net loss of $92.0 thousand for the period from December 1, 2025 through December 31, 2025. Acquisition-related costs, including the Nectarine consent fee of $89.0 thousand and legal and advisory fees, were expensed as incurred.

The following table presents the final purchase price allocation for the FCHI acquisition, updated for the working capital settlement described above, measured in accordance with ASC 805 (in thousands):

Amount
Cash purchase price	$3,644
Seller notes	2,556
Earn-out agreements	99
Aggregate purchase consideration	$6,299

Identifiable assets acquired and liabilities assumed:
Accounts receivable, net	1,330
Inventories	4,657
Income tax receivable	4
Prepaid expenses	9
Property and equipment, net	94
Other intangible assets	358
Right of use assets	2,187
Accounts payable	(589)
Accrued expenses	(167)
Income tax payable	(16)
Deferred tax liability	(20)
Current portion, lease liability	(560)
Lease liability, net of current portion	(1,627)
Total identifiable net assets	5,660
Goodwill	$639

Pro Forma Financial Information

The following unaudited pro forma information presents the Company’s consolidated results of operations for the six months ended June 30, 2025 as though both acquisitions had been completed as of January 1, 2025:

Six Months Ended
June 30,
2025
Revenue	$33,618
Net income (loss)	(3,555)
Earnings (loss) per common share:	(1.04)

The Company prepared this unaudited pro forma information under ASC 805-10-50-2(h), presenting consolidated results as if the Carolina Stone Holdings and the Fraser Canyon acquisitions had closed on January 1, 2025. Pro forma loss per share uses the restated weighted average number of common shares outstanding of 3,405,568 for the six months ended June 30, 2025 (see the restatement described in Note 3); neither acquisition involved share consideration.

Note 4 Business Combination (cont.)

The pro forma results include the following adjustments directly attributable to the acquisitions, consistent with the Company's prior pro forma disclosures in Forms 8-K/A filed with the SEC:

(a) Acquisition-related transaction expenses — Under the assumed acquisition date of January 1, 2025, $99.0 thousand of acquisition-related transaction expenses recorded in the six months ended June 30, 2026 is excluded from pro forma 2026 results because all transaction-related costs would have been incurred prior to the comparative period.

(b) Incremental amortization expense —$83.0 thousand for the six months ended June 30, 2026, on the identifiable intangible assets recognized in the finalized purchase price allocations for the Carolina Stone acquisition (trade names of $670.0 thousand amortized over 20 years; customer relationships of $740.0 thousand amortized over 12 years; and non-compete agreements of $60.0 thousand amortized over 5 years) and the Fraser Canyon acquisition (trade names of $190.0 thousand amortized over 20 years and customer relationships of $170.0 thousand amortized over 17 years). For the six months ended June 30, 2026, the related amortization expense is already reflected in reported results.

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

Note 5 Related Party Transactions

TotalStone is party to a management agreement with Brookstone Partners IAC ("Brookstone"), an entity controlled by the Company's Chief Executive Officer and Chairman of the Board. Pursuant to this agreement, Brookstone provides annual consulting services totaling $400.0 thousand billed quarterly. The agreement also provides for an additional management fee equal to 5% of earnings before interest, taxes, depreciation, and amortization (EBITDA) in excess of $4.0 million, plus a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity. There were no management fees expensed for the six months ended June 30, 2026 and $200.0 thousand for the six months ended June 30, 2025, and are included in selling, general and administrative expenses. In connection with the Carolina Stone acquisition, Brookstone earned a 2% special services fee of approximately $94.0 thousand, which is included in accrued related party management fees. In connection with the Continental Stone Industries asset purchase completed December 1, 2025, Brookstone earned a 2% special services fee of approximately $9.0 thousand, which is included in accrued related party management fees. Amounts accrued for consulting and advisory services totaled $954.0 thousand as of June 30, 2026 and December 31, 2025.

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

Separately, Gordon Strout, a director of the Company and Board Chairman of TotalStone, is party to an executive agreement with TotalStone pursuant to which he receives deferred compensation. Effective January 1, 2026, Mr. Strout no longer receives deferred compensation and receives $33,333 annually in management fees. As of June 30, 2026 and December 31, 2025, approximately $145.0 thousand of deferred compensation was accrued and payable to Mr. Strout under this agreement, which is included in accrued management fees on the consolidated balance sheet.

Stream Finance, LLC, which serves as a creditor on TotalStone’s mezzanine term loan, is managed by Brookstone. As of June 30, 2026 and December 31, 2025, the Company’s outstanding principal was $2,518,844 and $2,493,664, respectively. As of June 30, 2026 and December 31, 2025, accrued and deferred interest was $675,514 and $524,431, respectively. The Company has also accrued an amendment fee of $695,000 payable to Stream Finance on the Deferral Date (as defined in the Stream Finance Credit Agreement). On June 17, 2026, the Company and Stream Finance entered into the Fourth Amendment to the Stream Finance Credit Agreement, which extended the maturity date to September 30, 2028 (see Note 11).

On March 10, 2025, TotalStone paid Brookstone Partners IAC, Inc. $200,000 for financial advisory and related services with respect to Capstone’s capital raising transaction (the “Capstone Capital Raising Transaction”) as agreed upon in the Restated Management Fee Agreement and Transaction Fee Agreement executed in March 2025.

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

Promissory Note — Brookstone XXI, LLC. The $800,000 unsecured promissory note payable to Brookstone Partners Acquisition XXI Corporation was included in the combined principal and interest balance of $1,089,222 exchanged for 825,168 shares of Series Z 8% Non-Convertible Preferred Stock on September 30, 2025 (see above). Upon completion of the exchange, the note and all related obligations, including Capstone’s limited payment guaranty, were extinguished in full. As of June 30, 2026, no amounts remain outstanding.

Series Z 8% Non-Convertible Preferred Stock (Classified as Liability): On September 30, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 3,500,000 shares as Series Z Preferred Stock, no par value. A total of 1,467,532 shares were issued to BP Peptides, LLC (642,364 shares) and Brookstone Partners Acquisition XXI Corporation (825,168 shares), both affiliates of Brookstone Partners, the Company’s majority shareholder, in exchange for the extinguishment of outstanding related party promissory notes with a combined principal and accrued interest balance of approximately $1.94 million. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Series Z Preferred Stock is non-convertible and carries a cumulative dividend at the rate of 8% per annum, accruing daily on the $1.32 per share stated value based on a 360-day year of twelve 30-day months. Accrued but unpaid dividends compound quarterly. The Series Z Preferred Stock is mandatorily redeemable at the earlier of (a) the seventh anniversary of the original issue date ( September 30, 2032) or (b) the occurrence of a Fundamental Transaction, at a redemption price equal to the stated value plus all accrued and unpaid dividends. Because the Series Z Preferred Stock embodies an unconditional obligation requiring the Company to transfer assets to redeem the instrument at a specified date, and the instrument is non-convertible, the Company has classified the Series Z Preferred Stock as a liability in accordance with ASC 480-10-25-4, Distinguishing Liabilities from Equity. The Series Z liability was initially measured at fair value, which approximated the aggregate stated value of $1,936,893, and is subsequently measured using the interest method, with periodic accretion of interest expense at the 8% contractual rate. Interest expense of approximately $80,000 was recognized for the six months ended  June 30, 2026. The carrying value of the Series Z liability, including accrued dividends as of June 30, 2026 and December 31, 2025, was approximately $2,056 thousand and $1,976 thousand, respectively.

Note 6 Property and Equipment, Net.

A summary of the Company’s property and equipment is as follows in (“000’s”):

	June 30,	December 31,
	2026	2025
Property and Equipment, Net.
Land and buildings	$685	$685
Machinery and equipment	1,484	1,447
Computer equipment	263	291
Computer software	590	590
Furniture and fixtures	258	316
Leasehold Improvements	718	778
Total property and equipment	$3,998	$4,107
Accumulated depreciation and amortization	(2,037)	(2,022)
Total property and equipment	$1,961	$2,085

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2026 and 2025 was $127.0 and $65.0 thousand and for the six months ended June 30, 2026 and 2025 was $253.0 and $130.0 thousand, respectively.

Note 7 Goodwill and Other Intangible Assets

The following tables summarize the Company’s other intangible assets in (“000’s”):

	Balance at December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Non-compete agreements	$110	$(62)	$48
Customer lists	1,145	(254)	891
Tradenames	847	(17)	830
Other	16	(8)	8
Total definite-lived intangible assets	2,118	(341)	1,777
Trademark	64	—	64
Indefinite-lived intangible assets	64	—	64
Total intangible assets	$2,182	$(341)	$1,841

	Balance at June 30, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Non-compete agreements	$110	$(77)	$33
Customer lists	1,139	(289)	850
Tradenames	840	(33)	807
Distribution agreements	16	(12)	4
Total definite-lived intangible assets	2,105	(411)	1,694
Trademark	64	—	64
Indefinite-lived intangible assets	64	—	64
Total intangible assets	$2,169	$(411)	$1,758

Intangible assets are amortized over the estimated useful lives of the respective assets on a straight-line basis. Total amortization expense for the three and six months ended June 30, 2026 and 2025 was $37.0 and $2.0 thousand and $70.0 and $4.0 thousand, respectively.

Total future amortization expense for finite-lived intangible assets was estimated as follows in (“000’s):

Future
Amortization
Year	Expenses
Remainder of 2026	$64
2027	124
2028	124
2029	124
2030	122
Thereafter	1,136
Total	$1,694

The future amortization schedule above excludes $64.0 thousand of indefinite-lived trademarks, which are not subject to amortization and are tested for impairment at least annually.

Note 7 Goodwill and Other Intangible Assets (cont.)

The changes in the carrying amount of goodwill for the six months ended June 30, 2026 are as follows in (“000’s”):

Balance – December 31, 2025	$18,460
Measurement-period adjustment	38
Foreign currency translation	(23)
Balance – June 30, 2026	$18,475

2025 Impairment Assessment

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

Note 8 Fair Value Measurements

The Company’s fair value hierarchy policy is described in Note 3. There were no material changes in the carrying amount of goodwill between December 31, 2025 and June 30, 2026. The following table presents assets and liabilities measured at fair value by level:

	Level 1	Level 2	Level 3	Total
June 30, 2026 — Recurring
Derivative liabilities — embedded conversion features	–	–	$7	$7
Earn-out Payable	–	–	407	407
June 30, 2026 — Non-recurring (equity-premise)
Common stock purchase warrants — issued February 12, 2026	–	–	203	203
December 31, 2025 — Recurring
Derivative liabilities — embedded conversion features	–	–	702	702
Earn-out Payable	–	–	352	352
December 31, 2025 — Non-recurring (equity-premise)
Goodwill — Instone reporting unit	–	–	17,086	17,086

On June 30, 2026, the Company’s Level 3 recurring fair value measurements consisted of derivative liabilities of $7.0 thousand and earn-out payable of $407.0 thousand, compared with $352.0 thousand at December 31, 2025. The increase reflects a $58.0 thousand remeasurement of the Carolina Stone earn-out, driven by updated EBITDA forecasts and the probability of achieving the EBITDA targets (see Note 4), partially offset by a $3.0 thousand decrease in the U.S. dollar carrying amount of the Canadian dollar denominated Fraser Canyon earn-out resulting from foreign currency translation. The non-recurring Level 3 measurement of goodwill — Instone reporting unit was $17,086.0 thousand at both June 30, 2026 and December 31, 2025; no triggering events for interim impairment testing were identified during the six months ended June 30, 2026. In reaching that conclusion, management considered the Company’s operating results for the period, the decline in the trading price of the Common Stock and the related Nasdaq minimum bid price deficiency described in Note 11, the relationship of the Company’s market capitalization to the carrying amount of its net assets, and the headroom indicated by the October 1, 2025 quantitative test. The goodwill of each of the Company's three reporting units - TotalStone (Instone), Canadian Stone Industries, and Carolina Stone - is evaluated for impairment at least annually, or more frequently if impairment indicators arise. Goodwill of the Canadian Stone Industries reporting unit ($631.0 thousand at June 30, 2026 and $616.0 thousand at December 31, 2025) and Carolina Stone reporting unit ($758.0 thousand at both dates) was recognized at acquisition-date fair value in the respective 2025 business combinations (see Note 4); no impairment indicators were identified for these reporting units, and no remeasurement was required, through June 30, 2026. The February 2026 warrants issued to 3i, LP — a non-recurring Level 3 fair value measurement during the period — are described in Note 14.

Note 8 Fair Value Measurements (cont.)

Derivative Liability

The Level 3 derivative liabilities, representing the embedded conversion features bifurcated from the Senior Secured Convertible Notes, decreased from $702.0 thousand as of December 31, 2025 to $7.0 thousand as of June 30, 2026, reflecting the derecognition of $53.0 thousand to additional paid-in capital upon partial conversions of the underlying notes and a net decrease in fair value of $642.0 thousand recognized in unrealized gain on derivative instruments in the accompanying unaudited condensed consolidated statements of operations. The fair value was remeasured at each conversion date and at period end using the Black-Scholes option-pricing model with the inputs described above, including the effect of the April 16, 2026 conversion price adjustment under the October 2025 Senior Secured Convertible Note, which was accounted for as a modification of the embedded derivative (see Note 11).

Significant unobservable inputs used in the Level 3 measurement of the derivative liabilities (Black-Scholes option-pricing model) are summarized below:

	SSN #1 at	SSN #2 at
	Issuance	Issuance	June 30,	December 31,
	(7/29/2025)	(10/22/2025)	2026	2025
Expected term (years)	0.51	0.5	0.08–0.31	0.08–0.31
Risk-free rate	4.28%	3.78%	3.70%–3.87%	3.67%–3.74%
Annualized volatility	129.30%	144.80%	110.02%	137.40%

Earn-out Payable

In addition to the embedded derivative liabilities described above, the fair value of each earn-out was determined at the respective acquisition date using an option-pricing model implemented through a Monte Carlo simulation of the underlying EBITDA of each acquired business.

The significant unobservable inputs used in the Carolina Stone earn-out valuation included EBITDA volatility of 35.0%, a risk-adjusted discount rate of 15.00% to 15.50%, and risk-free rates of 3.75% to 4.37% across the three annual measurement periods through 2027, with forecasted annual EBITDA ranging from $285 to $1,021.0 thousand. The Carolina Stone earn-out is capped at $825.0 thousand per annual measurement period subject to EBITDA floors and targets of $800.0 to $1,000.0 thousand. For the Fraser Canyon earn-out valuation, the significant unobservable inputs included EBITDA volatility of 40.0%, a risk-adjusted discount rate of 11.50%, and risk-free rates of 3.55% to 3.63% across the three annual measurement periods through 2028, with forecasted annual EBITDA ranging from CAD $776.0 to CAD $1,065.0 thousand.

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

Note 9 Commitments and Contingencies

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including product liability, advertising, contracts, environment, patent and trademark matters, labor and employment matters and tax. While considerable uncertainty exists, in the opinion of management, the ultimate resolution of the various lawsuits and claims will not materially affect our financial position, results of operations or cash flows.

Note 10 Line of Credit

On December 20, 2017, TotalStone executed a Revolving Credit, Term Loan and Security Agreement with Berkshire Bank (the “Revolving Credit Agreement”). The Revolving Credit Agreement has been amended fifteen times through the fiscal year ended December 31, 2025. In connection with the Carolina Stone acquisition, CS Purchase Holdings LLC, Carolina Stone Holdings, LLC, and Carolina Stone Distributors, LLC were added as co-borrowers under the Fourteenth Amendment, dated August 22, 2025. Under the Fifteenth Amendment, executed December 19, 2025, the lender is now Beacon Bank & Trust (successor by merger to Berkshire Bank), and the maturity date was extended to June 19, 2026. TotalStone’s maximum revolving advance amount is $11,500,000 for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of “Eligible Accounts Receivable” plus approximately fifty-four (54%) percent of the face amount of the TotalStone and Carolina Stone, “Finished Goods Inventory” up to a maximum inventory amount of $8.0 million.  Interest charged on the unpaid principal amount bears a rate per annum of Term SOFR plus 3.00% (6.73% and 6.99% at June 30, 2026 and December 31, 2025, respectively). The Borrower is required to maintain minimum undrawn availability of $317,000 at all times. The balance outstanding on the line of credit was $9.7 and $7.9 million as of June 30, 2026 and December 31, 2025 respectively. Financial covenants include a minimum Cash Flow Coverage Ratio of 1.15x and a minimum Tangible Net Worth of $1,250,000. As of June 30, 2026, the borrowers were in compliance with both the minimum Cash Flow Coverage Ratio and the minimum Tangible Net Worth covenants under the Revolving Credit Agreement. Additionally, under the Sixteenth Amendment, executed June 17, 2026, the maturity date was extended to December 31, 2026.

In connection with the Fraser Canyon acquisition, on November 7, 2025, Canadian Stone Industries and Klad Envelope Solutions Inc. entered into a Letter of Agreement with The Toronto-Dominion Bank ("TD Bank") providing Canadian Stone Industries with a revolving operating loan with a credit limit of CAD $5,000,000 for working capital purposes. Advances are available as Prime Rate Based Loans at Prime Rate + 0.50% per annum or United States Base Rate Loans at USBR + 0.50% per annum. The facility is uncommitted and repayable on demand. Advances are limited to a formula-based amount equal to the lesser of (i) CAD $5,000,000 and (ii) the sum of 80% of eligible Canadian and U.S. accounts receivable plus 50% of inventory held in Canada net of 30-day accounts payable. The balance outstanding on the TD Bank operating loan was approximately $2.9 million and $2.4 million as of June 30, 2026 and December 31, 2025 respectively. The TD Bank credit facility is secured by first-priority General Security Agreements from Canadian Stone Industries, Fraser Canyon Holdings Inc., Canadian Stone Industries (2022) Inc., Klad Envelope Solutions Inc., and Instone Canada Corp., covering all present and after-acquired personal property. Instone Canada Corp. has provided an unlimited guarantee. Financial covenants include a minimum trailing twelve-month Debt Service Coverage Ratio of 1.25x. As of June 30, 2026, the Borrowers were in compliance with the financial covenants under the TD Bank Letter of Agreement.

As of June 30, 2026 the combined balance outstanding under the Company's revolving credit facilities was $12.6 million and $10.3 million as of June 30, 2026 and December 31, 2025, respectively.

Note 11 Debt

As of June 30, 2026, the Company had $8.6 million in long-term debt, with $4.2 million payable within 12 months. A summary of the Company’s long-term debt is as follows in (“000’s”):

	June 30,	December 31,
	2026	2025
Long-term Debt

Mezzanine term loan to Stream Finance, LLC, a related party, collateralized by substantially all of TotalStone’s assets and subordinated to the Bank term notes. Interest is calculated monthly as the Base Rate divided by an Adjustment Factor of 0.75, not to exceed 15% per annum (see further details below), with a maturity date of September 30, 2028. On March 7, 2025, the Special Preferred Membership Interests were exchanged for loans in an aggregate principal of $1,143,646 and an amendment fee of $695,000 payable on the deferral date of September 30, 2028, as extended on June 17, 2026, which are included in this amount. At June 30, 2026 and December 31, 2025, $676.0 thousand and $524.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.

	$3,889	$3,713

Seller’s note with Avelina Masonry, LLC, which required monthly payments of $48.0 thousand. The original maturity date was November 13, 2022 but the loan has not been paid in full and is in default. The loan bears interest at one-month SOFR plus 4.5% plus 3.0% default (11.28% and 11.29% at June 30, 2026 and December 31, 2025, respectively). At June 30, 2026 and December 31, 2025, $344.0 thousand and $283.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,111	1,050

Seller's note with D22L, Inc., which requires quarterly interest payments commencing December 31, 2025 and quarterly principal payments of $100,000 commencing December 31, 2026. This Subordinated Promissory Note has a maturity date of February 22, 2028 and bears interest of 1.25% plus SOFR (4.89% and 5.59% at June 30, 2026 and December 31, 2025, respectively). At June 30, 2026 and December 31, 2025, $32.0 thousand and $25.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,282	1,275

Senior Convertible Note with 3i, LP. issued on July 29, 2025 with a principal amount of $3,272,966 and accrued interest of $229,108. This note was issued with an 8.34% original issue discount and bears interest at the rate of 7.0% per annum, with a maturity date of July 29, 2026. At June 30, 2026 and December 31, 2025, $13.0 and $18.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	264	518

Seller’s note with Fraser Canyon Holdings Inc., which requires quarterly principal payments of CAD $400,000 commencing July 31, 2026. This Subordinated Promissory Note has a maturity date of March 31, 2027 and bears interest at TD Bank’s prime rate plus 1.00%, stepping up to prime plus 3.00% after November 30, 2026. At June 30, 2026 and December 31, 2025, $15.0 and $5.0 thousand of accrued interest remains unpaid, respectively.	1,142	1,167

Seller’s note with Fraser Canyon Holdings Inc., which requires quarterly principal payments of CAD $50,000 commencing March 31, 2027. This Subordinated Promissory Note has a maturity date of December 1, 2028 and bears interest at 30-day average SOFR plus 1.25%, stepping up to SOFR plus 2.50% after November 30, 2026 and SOFR plus 3.75% after November 30, 2027. At June 30, 2026 and December 31, 2025, $17.0 and $6.0 thousand of accrued interest remains unpaid, respectively.	1,425	1,459

Senior Convertible Note with 3i, LP, issued on October 22, 2025 with a principal amount of $3,545,712. This note was issued with an 8.34% original issue discount and bears interest at the rate of 7.0% per annum, with a maturity date of October 22, 2026. At June 30, 2026 and December 31, 2025, $98.0 and $46.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,748	3,405

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

	3,151	3,161
	14,012	15,746
Less: unamortized premiums, discounts, and issuance costs	(1,165)	(2,695)
Total debt, net unamortized premiums, discounts, and issuance costs	$12,847	$13,051

Current portion of principal outstanding	4,818	5,675
Less: current portion of unamortized premiums, discounts, and issuance costs	(573)	(1,968)
Total current portion of long-term debt	4,245	3,707

Long-term portion of principal outstanding	9,194	10,071
Less: long-term portion of unamortized premiums, discounts, and issuance costs	(592)	(727)
Total long-term debt, net of current portion	8,602	9,344
Total long-term debt	$12,847	$13,051

Note 11 Debt (cont.)

Mezzanine Term Loan — Stream Finance, LLC.

TotalStone, LLC is party to the Second Amended and Restated Credit Agreement, dated March 8, 2023, with Stream Finance, LLC (a related party), as agent (as amended, the "Stream Finance Credit Agreement"). The mezzanine term loan bears interest at 12% per annum payable in cash plus 2% paid-in-kind. As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $2,518,844 and $2,493,664, respectively, and the Company’s total obligation to Stream Finance — including accrued and deferred interest and the $695,000 amendment fee — was $3,889,359 and $3,713,095, respectively, as presented in the long-term debt table above. The amendment fee is payable on the Deferral Date, defined as the earliest to occur of (i) repayment or prepayment of the entire outstanding principal balance, (ii) acceleration of the loan, and (iii) the Stream Finance Maturity Date. The loan is secured by a second-priority lien on substantially all assets of TotalStone, LLC.

The following table summarizes the activity in the Stream Finance mezzanine term loan for the six months ended  June 30, 2026:

Balance, December 31, 2025	$2,493,664
PIK interest capitalized	25,180
Balance, June 30, 2026	$2,518,844

(1) The table above presents principal activity only; accrued and deferred interest and the $695,000 amendment fee are included in the long-term debt table.

Prior to the Fourth Amendment, the interest rate on the Credit Facility was determined on a performance-based sliding scale, with the applicable rate set each quarter by reference to trailing Adjusted EBITDA of TotalStone as measured under the two tables below (Table A excluding the Northeast operations and Table B including them):

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

Subordinated Promissory Note — Carolina Stone. In connection with the acquisition of Carolina Stone Holdings, LLC on August 22, 2025, CS Purchase Holdings LLC issued a subordinated promissory note to the seller in the original principal amount of $1,250,000 (the “CS Seller Note”). Following the final working capital adjustment of $56,047 added to the principal balance, the CS Seller Note had a balance of approximately $1,306,000 closing at the date of acquisition. The CS Seller Note bears interest at a rate of SOFR plus 1.25%, payable quarterly beginning December 31, 2025. Quarterly principal payments of $100,000 commence December 31, 2026, with the remaining balance due at maturity on February 22, 2028. The CS Seller Note is subordinated unsecured, and is pre-payable without penalty. The balance outstanding as of June 30, 2026 was approximately $1,281,608.

Seller Notes — Fraser Canyon. In connection with the acquisition of Fraser Canyon Holdings Inc. and the assets of Continental Stone Industries, Inc. on December 1, 2025, Instone Canada Corp. issued two subordinated promissory notes to the sellers:

The First Seller Note was issued in the original principal amount of CAD $1,600,000 and matures on March 31, 2027. The note bears interest at TD Bank’s prime rate plus 1.00% through November 30, 2026, stepping up to prime rate plus 3.00% thereafter, payable quarterly. Principal payments of CAD $400,000 each are due on July 31, 2026 and October 31, 2026, with the remaining balance due at maturity. The note is guaranteed by Capstone Holding Corp. and includes a mandatory prepayment provision requiring 50% of net cash proceeds from Capstone equity or debt raises in excess of US $1,100,000. As of June 30, 2026, the outstanding principal balance was CAD $1,600,000 (approximately USD $1,127,000), excluding accrued interest. The CAD $400,000 principal payment due July 31, 2026 was not made. Payment of the seller notes is subject to a Postponement and Assignment of Creditors Claim and Postponement of Security dated December 1, 2025 among the sellers, Instone Canada Corp. and TD Bank. Under Sections 2(a) and 2(d) of that agreement, the Company may make, and the holders may accept, payment on the seller notes only if the Company is not in default under its credit agreement with TD Bank and the payment would not create or cause such a default. The Company did not make the payment because doing so would have caused a default under the financial covenants in the TD Bank facilities. The note remains outstanding and continues to accrue interest. Under Section 2(b) of that agreement, the holders may not accelerate the notes or exercise remedies while the TD Bank indebtedness is outstanding. The Second Seller Note was issued in the original principal amount of CAD $2,000,000 and matures on December 1, 2028. The note bears interest at 30-day average SOFR plus an escalating margin: 1.25% through November 30, 2026; 2.50% from December 1, 2026 through November 30, 2027; and 3.75% thereafter, payable quarterly. Quarterly principal payments of CAD $50,000 commence March 31, 2027, with the remaining balance due at maturity. The note includes a mandatory prepayment provision requiring 50% of quarterly fixed charge excess cash flow to be applied to principal. As of June 30, 2026, the outstanding principal balance was CAD $2,000,000 (approximately USD $1,408,000), excluding accrued interest. Both notes are subordinated to the TD Bank credit facilities.

Note 11 Debt (cont.)

Liquidity and NASDAQ Listing Compliance

For the three months ended June 30, 2026, net sales were $21,480 thousand compared with $12,852 thousand for the same period in 2025, gross profit was $5,999 thousand compared with $3,130 thousand, gross margin was 27.9% compared with 24.4%, and the Company recorded income from operations of $432 thousand compared with a loss from operations of $260 thousand. For the six months ended June 30, 2026, net sales were $34,116 thousand compared with $20,751 thousand, gross profit was $8,969 thousand compared with $4,455 thousand, gross margin was 26.3% compared with 21.5%, and the loss from operations narrowed to $1,065 thousand from $1,688 thousand.

The Company has nonetheless generated recurring net losses, including a net loss of $3,295.0 thousand for the six months ended June 30, 2026, and had negative cash flow from operations in the year ended December 31, 2025.  In January 2026, the Company received a notification from the Nasdaq Stock Market indicating that the closing bid price of its Common Stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The minimum bid price is the only listing deficiency for which the Company has received notice from Nasdaq. At the Annual Meeting of Stockholders held June 18, 2026, the Company’s stockholders approved an amendment to the Certificate of Incorporation to effect a reverse stock split of all outstanding shares of common stock at a ratio of not less than 1-for-5 and not more than 1-for-50, with the exact ratio and timing to be determined by the Board in its sole discretion at any time within twelve months of stockholder approval. Continued listing on Nasdaq supports the Company’s access to capital markets, including its ability to issue shares under the ELOC.

These conditions, together with the Company’s accumulated deficit and near-term debt maturities, initially indicated that substantial doubt existed about the Company’s ability to meet its obligations and to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Management has concluded that the following plans and resources, in the aggregate, alleviate that doubt:

i.

Management continues to execute the January 2026 cost rationalization program, which removed approximately $2.0 million in annualized corporate overhead expenses, primarily through the elimination of non-core investor relations and consulting expenditures, and which included the reduction of the Chief Executive Officer’s base cash salary to $1.00 effective February 1, 2026. Management is pursuing further operational efficiencies across the combined platform;

ii.

Management is expanding the Company’s product offering and its distribution. Eldorado Stone reached 81 dealers across 17 states within ten weeks of launch, BrikClad continues to gain distribution in Canada, and Nature’s Edge launched during the second quarter. The Company is extending distribution into the Carolinas and Canadian markets and expects to open its ninth distribution location in August 2026;

iii.

Management expects the operating subsidiaries to generate cash from operations in the second half of the year as accounts receivable and inventory are reduced from seasonal highs, and has identified further reductions in inventory at TotalStone and at the CSI business that can be realized if required. Management expects a portion of the cash generated at the operating subsidiaries to be available to fund holding company obligations;

iv.

As described in Note 3, TotalStone filed 109 refund claims with U.S. Customs and Border Protection for the $438.0 thousand of IEEPA and reciprocal duties it paid as importer of record from March 2025 through February 2026, and CBP accepted all of those claims on June 12, 2026. Payment plus statutory interest is expected within approximately 60 to 90 days of acceptance. Through August 12, 2026, the Company received $99.0 thousand of those refunds;

v.

The Company received gross proceeds of $619.8 thousand during the six months ended June 30, 2026 under its Equity Line of Credit agreement (the “ELOC”) with Tumim Stone Capital, LLC, and approximately $19.1 million of the $20.0 million commitment remained undrawn at June 30, 2026. On June 11, 2026, the Company entered into an Amended and Restated Common Stock Purchase Agreement under which each purchase is capped at the lesser of 1,000,000 shares or 25% of trading volume during the applicable valuation period, and which permits the Company to deliver a purchase notice against trading volume as it develops during a trading session. Each sale is made at the Company’s election, and the proceeds of any notice depend on the trading price and the trading volume of the Common Stock at the time of that notice;

vi.

The U.S. revolving credit facility with Beacon Bank & Trust (successor by merger to Berkshire Bank), with approximately $9.7 million outstanding as of June 30, 2026, was extended to December 31, 2026 by the Sixteenth Amendment dated June 17, 2026. The facility has been amended sixteen times since inception, and management is in discussions with Beacon Bank & Trust regarding a longer-term extension. The Canadian operating loan with The Toronto-Dominion Bank, entered into on November 7, 2025 with a credit limit of CAD $5,000,000, is uncommitted, repayable on demand, and subject to annual renewal, and management expects it to be renewed. The mezzanine term loan with Stream Finance, LLC was extended to September 30, 2028 by the Fourth Amendment dated June 17, 2026. The Senior Secured Convertible Note issued July 29, 2025 matured on July 29, 2026 and the holder extended the maturity date to August 29, 2026. The Senior Secured Convertible Note issued October 22, 2025 matures on October 22, 2026. During the six months ended June 30, 2026, the holder converted $1,958.8 thousand of principal and $137.1 thousand of accrued interest into 2,890,533 shares of Common Stock, and on August 10, 2026 the Company and the holder reduced the conversion price on all principal then outstanding under both Notes to $0.2949 per share. Management expects these Notes to be settled through conversion into Common Stock, further extension, or refinancing rather than through repayment in cash; and

vii.	Nasdaq granted the Company an additional 180-day compliance period through January 4, 2027 to regain compliance with Nasdaq Listing Rule 5550(a)(2).

Based on this evaluation, management has concluded that these plans alleviate the substantial doubt about the Company’s ability to continue as a going concern.

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Convertible Notes.

The embedded conversion features are bifurcated as derivative liabilities and measured at fair value at each reporting date with changes in fair value recognized in earnings, in accordance with ASC 815-15. In July 2025, the Company issued a Senior Secured Convertible Note to 3i, LP (the "July Note") in the original principal amount of $3,272,966 (net of an 8.34% original issue discount), maturing July 29, 2026. In October 2025, the Company issued a second Senior Secured Convertible Note to 3i, LP (the "October Note") in the original principal amount of $3,545,712, maturing October 22, 2026. Both notes bear interest at 7.0% per annum, with quarterly cash amortization beginning after 90 days. The notes are secured by a first-priority lien on substantially all of the Company's assets. The embedded conversion features were bifurcated and accounted for as derivative liabilities at fair value in accordance with ASC 815 (see the derivative instruments disclosure below). During the year ended December 31, 2025, the Company entered into three amendments to the July Note and one amendment to the October Note that reduced the applicable conversion prices, from $1.72 to $1.00 and subsequently to $0.75 per share on the July Note, and from $1.10 to $0.75 per share on $1,772,856 of October Note principal with the remaining $1,772,856 continuing at $1.10 per share. During that year the Buyer converted $2,897,196 of principal and $202,804 of accrued interest into 3,166,667 shares of common stock, and the Company redeemed $61,942 of July Note principal and $4,336 of accrued interest in cash on September 3, 2025. Conversion activity for the six months ended June 30, 2026 and the resulting principal balances are set out below.

	July 2025 Note	October 2025 Note	Total
Balance, December 31, 2025	$500,744	$3,358,797	$3,859,541
Converted to common stock	(250,372)	(1,708,409)	(1,958,781)
Balance, June 30, 2026	$250,372	$1,650,388	$1,900,760

Note	Conversion Price	Principal	Accrued Interest	Shares Issued
July 2025 Note	$0.75	$250,372	$17,526	357,198
October 2025 Note	$0.75	1,495,325	104,673	2,133,335
October 2025 Note	$0.57	213,084	14,916	400,000
Total		$1,958,781	$137,115	2,890,533

On April 16, 2026, pursuant to a unanimous written consent dated April 16, 2026, the Company and the Buyer entered into a Letter Agreement (the “April 2026 Letter Agreement”) reducing the Conversion Price applicable to $500,000 of principal under the October Note to $0.57 per share. On the same date, the Buyer submitted eight Notices of Conversion that aggregated to $1,725,136 of principal and $120,762 of interest converted into 2,557,198 shares of Common Stock. Of the principal converted: (i) $213,084 was converted at the reduced $0.57 conversion price established under the April 2026 Letter Agreement (the first conversion at the reduced price), with approximately $286,916 of capacity remaining at $0.57; (ii) $250,372 of principal under the July Note was converted at the prior $0.75 conversion price; and (iii) $1,261,680 of principal under the October Note was converted at the prior $0.75 conversion price. Following these conversions, the outstanding principal balance was approximately $250,372 on the July Note and approximately $1,650,388 on the October Note, before any further activity through the issuance date of these consolidated financial statements.

The following table summarizes the carrying value of the Company's senior secured convertible notes by note as of  June 30, 2026:

	SSN #1	SSN #2	Total
Stated principal	$250,372	$1,650,388	$1,900,760
Less: unamortized OID	(2,718)	(73,779)	(76,497)
Less: unamortized debt issuance costs	(3,186)	(66,740)	(69,926)
Less: unamortized derivative discount	(7,975)	(327,177)	(335,152)
Net carrying value	$236,493	$1,182,692	$1,419,185

The following table summarizes the carrying value of the Company’s senior secured convertible notes as of each period end:

	June 30,	December 31,
	2026	2025

Stated principal	$1,900,760	$3,859,541
Less: unamortized original issue discount	(76,497)	(327,052)
Less: unamortized debt issuance costs	(69,926)	(327,358)
Less: unamortized derivative discount	(335,152)	(1,636,352)
Net carrying value	$1,419,185	$1,568,779

The following table presents a roll forward of the derivative liabilities associated with the embedded conversion features for the six month ended June 30, 2026:

	SSN #1	SSN #2	Total
Balance, December 31, 2025	$56,605	$645,151	$701,756
Change in fair value — amendments	—	14,565	14,565
Derecognition to APIC	(22,226)	(30,696)	(52,922)
Change in fair value — conversions	(58,226)	(573,707)	(631,933)
Change in fair value — remeasurement	23,850	(48,494)	(24,644)
Balance, June 30, 2026	$3	$6,819	$6,822

As of June 30, 2026, the following shares of common stock were issuable upon conversion of the outstanding senior secured convertible notes:

	Conversion Price	Principal	Shares Issuable
July Note	0.75	250,372	333,829
October Note — Tranche 1	0.75	90,616	120,821
October Note — Tranche 2	1.1	1,272,856	1,157,142
October Note — Tranche 3	0.57	286,916	503,361
Total		$1,900,760	$2,115,154

Scheduled maturities of long-term debt as of June 30, 2026, are as follows:

Remainder of 2026	$3,860
2027	1,131
2028	5,942
2029	44
2030	54
Thereafter	2,981
Total	$14,012

Note 12 Leases

As of June 30, 2026, the balance of our right-of-use (“ROU”) assets was $5.0 million, net, and total lease liabilities of $5.1 million (consisting of $1.5 million current and $3.6 million non-current), included in current portion, lease liability and lease liability net of current portion.

In connection with the acquisitions of Carolina Stone ( August 22, 2025) and Fraser Canyon Holdings/CSI ( December 1, 2025), the Company assumed operating leases for distribution, showroom, and warehouse facilities. The Carolina Stone leases include: (i) approximately 13,500 square feet at 10306 Globe Road, Morrisville, NC, extended through May 31, 2027, at approximately $154,560 annually, and (ii) approximately 28,000 square feet at 901 Tulip Drive, Gastonia, NC, through June 30, 2029, at a starting annual base rent of $130,200 escalating at 3.5% annually. CSD entered into five new lease agreements, including the 401 North premises operating lease effective July 1, 2026.

Moreover, the CSI leases include: (i) approximately 31,418 square feet at 27524–51A Avenue, Langley, BC, through July 31, 2030, at approximately CAD $627,024 annually, and (ii) approximately 30,000 square feet at 45 Fenmar Drive, North York, ON, through November 30, 2026, with a five-year extension option not yet exercised. Operating lease ROU assets of $906.0 thousand and corresponding lease liabilities were recognized at fair value upon the Carolina Stone acquisition date (see Note 4). Fraser Canyon/CSI ROU assets and lease liabilities are included in the purchase price allocation and totaled approximately $2.1 million.

The maturity of our lease liabilities as of  June 30, 2026 is as follows in (“000’s”):

Year	Finance	Operating
2027	$260	$1,481
2028	168	1,003
2029	73	884
2030	37	742
2031	21	296
Thereafter	—	607
Total undiscounted Lease Payments	559	5,013
Less: Present value discount	(39)	(465)
Total Lease Liability	$520	$4,548

Lease expense recognized on our leases for the three and six months ended June 30, 2026 and 2025 is as follows in (“000’s”):

	Six Months Ended	Six Months Ended	Three months Ended	Three months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Finance leases
Amortization expense	$133	$72	$69	$41
Interest expense	11	6	6	3
Operating leases
Straight-line rent expense	893	395	428	197
Total lease expense	$1,037	$473	$503	$241

The following summarizes additional information related to our leases for the six months ended June 30, 2026 is as follows in (“000’s”):

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	Finance	Operating	Finance	Operating
Weighted-average remaining lease terms (years)	2.7	5.1	2.3	5.7
Weighted-average discount rate	5.44%	4.02%	3.51%	3.47%
ROU assets obtained in exchange for new lease liabilities	$210	$356	$180	$1,395

Note 13 TotalStone Preferred Units

The Company owns 100% of TotalStone’s outstanding common voting units. TotalStone’s historical Class B, Class C, and Special Preferred Membership Interests, and the payments made in respect of them, are described in the notes to the consolidated financial statements in the 2025 Form 10-K.

On the Restructuring Date ( March 7, 2025), all outstanding Class B and Class C Preferred Interests in TotalStone were exchanged for 3,782,641 shares of the Company’s Common Stock pursuant to the Master Exchange Agreement described in Note 2. The Special Preferred Membership Interests were also extinguished in connection with the restructuring. As of June 30, 2026, and December 31, 2025 no TotalStone preferred units remained outstanding.

Note 14 Warrants

TotalStone Class A Warrants. In April 2020, 1,175 warrants to purchase Class A common interests in TotalStone were granted to TotalStone management at an exercise price of $0.01 per unit, vesting over three years through March 31, 2023. Of the original grant, 50 warrants were previously forfeited, and the remaining 1,125 outstanding warrants were cancelled on the Restructuring Date ( March 7, 2025) in connection with the corporate restructuring described in Note 2. As of June 30, 2026 and December 31, 2025, no TotalStone warrants remained outstanding.

Representative's Warrant. In connection with the March 7, 2025, Public Offering, the Company issued warrants to the underwriters to purchase 62,500 shares of Common Stock at an exercise price of $4.00 per share. The Representative's Warrant became exercisable on September 5, 2025, and expires on September 7, 2026. As of June 30, 2026, no portion had been exercised.

February 2026 Warrant (3i, LP). On February 12, 2026, in connection with the Letter Agreement deferring the $606,054 installment payment originally due January 22, 2026 under SSN #2 (see Note 11), the Company issued to 3i, LP a five-year warrant to purchase 405,000 shares of Common Stock at an exercise price of $0.01 per share, expiring February 12, 2031. The Company evaluated the modification under ASC 470-50, concluded the 10% test was not met, and accounted for it as a modification. The warrant was classified as equity under ASC 815-40 and is not subject to recurring remeasurement. The fair value of $203.0 thousand was estimated using the Black-Scholes option-pricing model with the following inputs: stock price $0.5077 (CAPS closing on 2/12/2026), exercise price $0.01, expected term 5.0 years, risk-free rate 3.67%, dividend yield 0%, and annualized volatility 100.5%. The fair value was recorded as an increase to additional paid-in capital with a corresponding discount on SSN #2, which is being amortized to interest expense over the remaining term to maturity. As of June 30, 2026, no portion of the warrant had been exercised.

Note 15 Stockholders’ Equity

As of June 30, 2026, the Company had 15,203,173 shares of Common Stock issued and outstanding, of which 1,995,000 shares were issued as restricted stock awards on March 30, 2026 and have voting rights but are excluded from basic earnings per share until vesting and 25,000,000 shares of preferred stock authorized, of which 2,000,000 are designated as Series B Preferred Stock (985,063 shares of Series B Preferred Stock remain issued and outstanding) and 3,500,000 are designated as Series Z 8% Non-Convertible Preferred Stock (1,467,532 shares of Series Z 8% Non-Convertible Preferred Stock remain issued and outstanding, classified as a liability under ASC 480 — see Note 5).

Share activity for the six months ended June 30, 2026 — including 2,890,533 shares issued upon partial conversions of the Senior Secured Convertible Notes (see Note 11) and 1,544,768 shares issued under the May 2025 Equity Line of Credit agreement with Tumim Stone Capital, LLC for aggregate gross proceeds of approximately $619,848 — is presented in the consolidated statements of changes in stockholders’ equity. All 1,995,000 restricted shares issued on March 30, 2026 (see Stock Compensation below) remained subject to the restrictions and forfeiture of the applicable award agreements as of June 30, 2026. Stock compensation expense with respect to 427,500 of those shares was fully recognized as of June 18, 2026, the date of the 2026 Annual Meeting, because the requisite service period for those awards ended on that date. The completion of expense recognition does not accelerate the lapse of the restrictions on those shares, which occurs only in accordance with the terms of the applicable award agreements. The February 2026 warrant to purchase 405,000 shares of Common Stock was exercised in full on July 10, 2026 (see Note 14 and Note 19). No Common Stock was repurchased or retired during the period.

Stock Compensation

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

In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At  June 30, 2026 and  December 31, 2025, no shares remained available to grant under the Plan and all granted shares are fully vested.

On March 30, 2026, the Board of Directors approved the Capstone Holding Corp. 2025 Stock Incentive Plan (the “2025 Plan”), as amended, authorizing awards of up to 35% of the shares of common stock outstanding, measured as provided in Section 4(a) of the 2025 Plan, for issuance in the form of stock options, restricted stock awards, and other equity-based awards. On the same date, the Board approved an initial grant of 1,995,000 restricted stock awards (“RSAs”) under the 2025 Plan, at a grant-date fair value of $0.6490 per share (the closing price of the Common Stock on the Nasdaq Capital Market on March 30, 2026), resulting in aggregate grant-date fair value of approximately $1,294,755. The grants are bifurcated into two cohorts: (i) 1,116,250 shares that vest in full on the third anniversary of the grant date ( March 30, 2029) subject to continued service, recognized straight-line over the 36-month service period; and (ii) 878,750 shares that vest in full only if the recipient’s service terminates by reason of death or disability, by action of the Company other than for cause (including a failure to be nominated for re-election), or by a failure to be re-elected by the stockholders, and that are forfeited if the recipient’s service terminates for any other reason, including a voluntary resignation. The requisite service period for these awards is the remainder of the recipient’s then-current term as a director, which may end before the awards vest. Because the grants were made on the last day of the first quarter, stock-based compensation expense recognized during the financial period for the six months ended June 30, 2026, included in selling, general and administrative expenses, was $398,805. Total unrecognized compensation cost related to these grants was approximately $895,950 as of June 30, 2026, expected to be recognized over a period of 36 months for cohort (i) and through the separation date from the Board of Directors, a weighted-average period of approximately 10 months, for cohort (ii).

Note 15 Stockholders’ Equity (cont.)

As of June 30, 2026 and December 31, 2025, there were 0 and 50 stock options exercisable and vested at a weighted-average exercise price of $163.00, respectively. During 2026 and 2025, 50 and 450 options expired unexercised. No options were granted or exercised in 2026 or 2025.

Preferred Stock

On February 20, 2025, following the Company’s controlling shareholder’s approval, the Company filed an amendment to its Restated Certificate of Incorporation to increase the authorized shares of preferred stock to 25,000,000 shares. As of June 30, 2026, the Company had 985,063 shares of Series B Preferred Stock outstanding. Additionally, 1,467,532 shares of Series Z 8% Non-Convertible Preferred Stock were issued and outstanding; however, the Series Z Preferred Stock is classified as a liability on the consolidated balance sheet pursuant to ASC 480, Distinguishing Liabilities from Equity (see Note 5).

The Tax Benefit Preservation Plan adopted by the Board on April 18, 2017 between the Company and Computershare, which had been extended in May 2024 through December 31, 2027, was cancelled on March 3, 2025 pursuant to the Master Exchange and Other Transaction Agreement.

Series B Preferred Stock: In February 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the Delaware Secretary of State, designating 2,000,000 shares as Series B Preferred Stock, no par value. Nectarine Management, LLC, an entity controlled by Michael Toporek, the chairman of the board of directors, purchased 985,063 shares of Series B Preferred Stock for a purchase price of $30,000. The holders of Series B Preferred Stock have the right to vote together with common stockholders, casting one vote per share. Series B Preferred Stock is convertible into Common Stock at the holder’s option after the two-year anniversary of the Company’s March 2025 Public Offering, provided the Common Stock’s closing price meets or exceeds $40 per share. Until less than 50% of the originally issued Series B Preferred Stock remains outstanding, holders of at least 50% of such shares may appoint two directors to the Board and the Company cannot take certain corporate actions without the approval of at least 50% of the outstanding Series B Preferred Stock. The terms of the Series B Preferred Stock were amended in August 2026 to provide for proportionate adjustment upon a stock split, reverse stock split or similar recapitalization of the Common Stock - see Note 19.

The Representative's Warrant issued in connection with the March 2025 Public Offering is described in Note 14.

The Company’s Senior Secured Convertible Notes (see Note 11) are convertible into shares of Common Stock at conversion prices ranging from $0.57 to $1.10 per share. During the year ended December 31, 2025, holders converted an aggregate principal amount of $2,897,196 into 3,166,667 shares of Common Stock at conversion prices ranging from $0.75 to $1.00 per share. Outstanding principal balances, conversion activity for the period, and shares issuable upon conversion are presented in Note 11. On April 16, 2026, the conversion price applicable to $500,000 of principal under the October Note was reduced to $0.57 per share (see Note 11). On August 10, 2026, the conversion price of both Notes was reduced to $0.2949 per share with respect to all principal then outstanding (see Note 19).

The February 2026 Letter Agreement and the related warrant to purchase 405,000 shares of Common Stock are described in Note 14. During the six months ended June 30, 2026, $111,021 of the discount recorded in connection with the warrant was amortized to interest expense.

2026 Annual Meeting of Stockholders

On June 18, 2026, the Company held its 2026 Annual Meeting of Stockholders. At the meeting, the stockholders approved each of the proposals set forth in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 7, 2026, including: (i) the election of Fredric J. Feldman, Ph.D. and Elwood D. Howse, Jr. as Class I directors to serve until the 2027 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified; (ii) the election of John M. Holliman, III and Gordon Strout as Class II directors to serve until the 2028 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified; (iii) authorization of the Board of Directors, in its discretion, to effect a reverse stock split of the Company’s Common Stock at a ratio to be determined by the Board to satisfy the minimum bid price requirement to comply with Nasdaq Listing Rule 5550(a)(2); (iv) approval of an amendment to the Company’s 2025 Stock Incentive Plan; (v) the ratification of the appointment of GBQ Partners LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026; and (vi) the adjournment of the Annual Meeting, if necessary or advisable, to solicit additional proxies. Detailed voting results were reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2026.

Note 15 Stockholders’ Equity (cont.)

Stock-Based Compensation Expense

At the Annual Meeting held on June 18, 2026, stockholders elected Class I directors to serve until the 2027 Annual Meeting of Stockholders and Class II directors to serve until the 2028 Annual Meeting of Stockholders, in each case until their successors are duly elected and qualified; accordingly, ASC 718 requires a prospective change in estimate of the related requisite service periods.

Note 16 TotalStone 401(K) Retirement Savings Plan

TotalStone maintains a defined contribution pension plan, which covers all employees electing to participate after completing certain service requirements. Employer contributions are made at the Company’s discretion. Generally, the Company makes safe harbor matching contributions equal to 100% of employee contributions up to 4% of the employee’s Plan Compensation, as defined. Each participant is 100% vested in their salary deferral and the safe harbor matching contributions. Other employer discretionary contributions are subject to a graded vesting schedule. Company matching contribution expense was approximately $70.0 thousand for the six months ended June 30, 2026.

Carolina Stone Distributors, LLC maintained a SIMPLE IRA plan covering eligible employees after 90 days of service. Under the plan, Carolina Stone matched employee contributions up to 3% of eligible compensation. Employer matching contributions for the period from the acquisition date of August 22, 2025 through December 31, 2025 totaled $10.0 thousand. The SIMPLE IRA was terminated effective December 31, 2025, and Carolina Stone employees became eligible to participate in TotalStone's 401(k) Plan effective January 1, 2026; contributions on their behalf during the six months ended June 30, 2026 are included within the TotalStone matching contribution expense disclosed above.

Canadian Stone Industries Inc. sponsors a Group Registered Savings Plan ("Group RSP") through RBC covering all employees after three months of continuous service. Under the plan, CSI matches employee contributions at 2% of eligible compensation with immediate vesting. Employer matching contributions for the six months ended June 30, 2026 totaled approximately $9.0 thousand.

Note 17 Income Taxes

For the three and six months ended June 30, 2026, the Company recorded an income tax provision of $3.0 thousand and $5.0 thousand, respectively. The Company did not record an income tax provision for the three and six months ended June 30, 2025. The effective tax rate was 0.0% for the six months ended June 30, 2026 compared to 0.0% for the six months ended June 30, 2025. The difference between the effective tax rate and the U.S. statutory federal rate of 21% is primarily attributable to the full valuation allowance against the Company’s U.S. net deferred tax assets, which prevents recognition of a tax benefit on U.S. pretax losses, and to Canadian income tax expense on the operations of Canadian Stone Industries Inc. at the applicable Canadian statutory rate. The provision recorded in each 2026 period consists of Canadian income taxes.

The Company continues to maintain a full valuation allowance against its U.S. net deferred tax assets, as it is not more likely than not that the Company will realize these deferred tax assets in future periods based on available positive and negative evidence, including the Company's recent history of losses. The deferred tax liability of $19.0 thousand and $20.0 thousand at June 30, 2026 and December 31, 2025 relates to the Company's Canadian operations and is not subject to the U.S. valuation allowance.

The Company applies an estimated annual effective tax rate to year-to-date pretax results in accordance with ASC 740-270. As of June 30, 2026 the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

The Company has substantial U.S. federal net operating loss carryforwards. Utilization of those carryforwards may be limited under Section 382 of the Internal Revenue Code if the Company experiences an ownership change as defined in that section. Shares of common stock outstanding increased significantly during the six months ended June 30, 2026 through conversions of the Senior Secured Convertible Notes, issuances under the Equity Line of Credit and the restricted stock awards described in Note 15, and additional shares were issued after the balance sheet date as described in Note 19.

Note 18 Segment Information

The Company’s reportable segments are unchanged from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025: the TotalStone segment (which includes the legacy Instone distribution business together with Fraser Canyon / Canadian Stone Industries, acquired December 1, 2025) and the Carolina Stone segment (acquired August 22, 2025). Capstone Holding Corp. corporate-level expenses are reported separately as the “Parent” caption. Intersegment transactions, where applicable, are reported in the “Eliminations” caption and (intercompany transactions and events) consist of intercompany sales, intercompany receivables and payables that are eliminated in consolidation.

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

The following tables present financial information regarding the Company's reportable segments, reconciled to the Company's consolidated totals.

	Three Months Ended June 30,
	2026					2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$18,483	$3,174	$—	$—	$21,657	$13,193	$—	$—	$—	$13,193
Sales returns and allowances	(177)	—	—	—	(177)	(341)	—	—	—	(341)
Net sales	18,306	3,174	—	—	21,480	12,852	—	—	—	12,852
Cost of goods sold	13,407	2,074	—	—	15,481	9,722	—	—	—	9,722
Gross Profit	4,899	1,100	—	—	5,999	3,130	—	—	—	3,130
Selling, general and administrative expenses	3,422	877	1,210	—	5,509	2,545	—	845	—	3,390
Change in fair value of contingent consideration	—	58	—	—	58	—	—	—	—	—
Income (loss) from operations	$1,477	$165	$(1,210)	$—	$432	$585	$—	$(845)	$—	$(260)
Realized foreign currency gain (loss), net.	(14)	—	—	—	(14)	—	—	—	$—	—
Unrealized gain on derivative	—	—	166		166	—	—	—	—	—
Interest expense	(495)	(20)	(1,446)	—	(1,961)	(417)	—	(23)	—	(440)
Income (loss) from operations before taxes	$968	$145	$(2,490)	$—	$(1,377)	$168	$—	$(868)	$—	$(700)

Other financial information:
Depreciation & amortization	$99	$64	$—	$—	$163	$114	$—	$—	$—	$114
Capital expenditures	63	1	—	—	64	2	—	—	—	2

	Six Months Ended June 30,
	2026					2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$28,887	$5,540	$—	$—	$34,427	$21,358	$—	$—	$—	$21,358
Sales returns and allowances	(311)	—	—	—	(311)	(607)	—	—	—	(607)
Net sales	28,576	5,540	—	—	34,116	20,751	—	—	—	20,751
Cost of goods sold	21,602	3,545	—	—	25,147	16,296	—	—	—	16,296
Gross Profit	6,974	1,995	—	—	8,969	4,455	—	—	—	4,455
Selling, general and administrative expenses	6,745	1,691	1,540	—	9,976	4,944	—	1,409	(210)	6,143
Change in fair value of contingent consideration	—	58	—	—	58	—	—	—	—	—
Income (loss) from operations	$229	$246	$(1,540)	$—	$(1,065)	$(489)	$—	$(1,409)	$210	$(1,688)
Realized foreign currency gain (loss), net.	(14)	—	—	—	(14)	—	—	—	—	—
Unrealized gain on derivative	—	—	642	—	642	—	—	—	—	—
Interest expense	(952)	(39)	(1,862)	—	(2,853)	(696)	—	(45)	—	(740)
Other income (expense) net	—	—	—	—	—	150	—	60	(210)	—
Income (loss) from operations before taxes	$(737)	$207	$(2,760)	$—	$(3,290)	$(1,034)	$—	$(1,394)	$—	$(2,428)

Other financial information:
Depreciation & amortization	$189	$135	$—	$—	$324	$230	$—	$—	$—	$230
Capital expenditures	89	4	—	—	93	2	—	—	—	2

Note 18 Segment Information (cont.)

	As of June 30, 2026					As of December 31, 2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Total assets	$54,902	$6,031	$5,764	$(12,019)	$54,678	$51,332	$5,531	$6,141	$(11,626)	$51,378

Note 19 Subsequent Events

The Company has evaluated subsequent events through August 12, 2026, the date these unaudited condensed consolidated financial statements were issued. Other than the events disclosed below, no other subsequent events occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Warrant Exercise (3i, LP). On July 10, 2026, 3i, LP exercised in full the February 2026 warrant to purchase 405,000 shares of Common Stock at an exercise price of $0.01 per share (see Note 14), and the Company issued 405,000 shares of Common Stock upon the exercise. The Company has filed a registration statement on Form S-1 registering the resale of such shares.

Senior Secured Convertible Note Maturity Extension. The July 2025 Senior Secured Convertible Note matured on July 29, 2026 with an outstanding principal balance of $250,372, and the Company and the holder extended the maturity date to August 29, 2026. The extension was reported on the Current Report on Form 8-K filed with the SEC on August 3, 2026, and the extension agreement is incorporated by reference in Item 6.

Convertible Note Conversion Price Adjustment. On August 10, 2026, the Company and the holder of the Senior Secured Convertible Notes entered into a Conversion Price Voluntary Adjustment Notice under Section 7(h) of each Note reducing the conversion price of both Notes to $0.2949 per share, effective August 10, 2026 through the maturity date of the applicable Note. The adjusted price applies to all principal and other amounts outstanding under each Note, consisting of $250,372.01 of principal under the July 2025 Note, previously subject to a conversion price of $0.75, and $1,650,387.77 of principal under the October 2025 Note, of which $90,615.48 was previously subject to a conversion price of $0.75, $286,916.08 was previously subject to a conversion price of $0.57, and $1,272,856.21 was previously subject to a conversion price of $1.10. Following the adjustment, no principal amount outstanding under either Note remains subject to any other conversion price. The $1,900,759.78 of principal outstanding is convertible into approximately 6,445,438 shares of Common Stock at the adjusted price, compared with approximately 2,115,154 shares at the conversion prices in effect at June 30, 2026. Conversion is voluntary at the election of the holder. The adjustment is accounted for as a modification of the embedded conversion features, with the resulting change in the fair value of the bifurcated derivative liabilities reflected in earnings in the third quarter of 2026. A copy of the notice is filed as Exhibit 10.11 to this Quarterly Report.

Master Restricted Stock Agreements. On August 7, 2026, the Company entered into Master Restricted Stock Agreements (the "True-Up Agreements") with Matthew Lipman, the Company's Chief Executive Officer, and Michael Toporek, the Company's Chairman, pursuant to the Company's 2025 Stock Incentive Plan. In addition to the restricted stock previously granted to Mr. Lipman and Mr. Toporek on March 30, 2026, the True-Up Agreements provide that the Company will issue to each of Mr. Lipman and Mr. Toporek, on an annual basis beginning January 31, 2027 and continuing until the earliest of March 31, 2031, the applicable recipient's separation from service, or such earlier date as approved by at least 80% of the Board, additional shares of restricted common stock equal to 3.75% of the aggregate number of shares of the Company's Common Stock issued during the applicable measurement period (the "True-Up Shares"). The True-Up Shares are issuable under, and subject to the share reserve limitations of, the 2025 Stock Incentive Plan, and are subject to vesting conditions substantially consistent with those described above with respect to restricted stock awards held by the Company's executive officers and directors, as applicable.

Restricted Stock True-Up Awards. On August 7, 2026, the Compensation Committee approved, and the Company issued, 4,809,212 shares of restricted common stock to eleven executive officers and directors under the Capstone Holding Corp. 2025 Stock Incentive Plan, as amended (the “2025 Plan”), including the shares granted under the True-Up Agreements. The awards were made pursuant to the true-up framework approved by the Board on March 30, 2026, under which each participant is carried to a target ownership percentage as the number of shares of common stock outstanding increases. Section 4(a) of the 2025 Plan limits awards, after giving effect to the issuance of shares thereunder, to 35% of the shares of common stock outstanding as of the first trading day of each fiscal quarter; giving effect to these awards, aggregate shares issued under the 2025 Plan total 6,804,212 shares, or approximately 34.0% of the shares of common stock outstanding as of the first trading day of the third quarter of 2026, after giving effect to the awards. Awards to management participants vest on a three-year cliff on August 7, 2029, and awards to non-employee directors vest only if the recipient’s service terminates by reason of death or disability, by action of the Company other than for cause (including a failure to be nominated for re-election), or by a failure to be re-elected by the stockholders, and are forfeited if the recipient’s service terminates for any other reason. The grant date fair value was $0.27 per share, the closing price of the common stock on August 6, 2026, as fixed by the Compensation Committee written consent dated August 7, 2026, and the Company will recognize compensation cost of approximately $1,299.0 thousand over the applicable vesting periods.

Amendment to Certificate of Incorporation. On August 7, 2026, the Board of Directors approved, and stockholders holding a majority of the voting power of the Company’s outstanding voting stock approved by written consent in lieu of a special meeting, one or more amendments to the Company’s Certificate of Incorporation, as amended, to decrease the number of authorized shares of common stock and/or preferred stock, at such time and in such amounts as the Board of Directors may determine, including in connection with any reverse stock split. The holder of the Company’s Series B Preferred Stock consented to the amendments pursuant to Section 1.5 of the Certificate of Designation of the Series B Preferred Stock. The approval authorizes the amendments but does not effect them. As of the date of this report, the Company has not determined the reduced number of authorized shares and no certificate of amendment has been filed. Any such amendment will be effected, if at all, at such time and in such amounts as the Board of Directors may determine, and not before a definitive information statement on Schedule 14C has been mailed to stockholders and the applicable waiting period has elapsed.

Amendment to the Series B Certificate of Designation. On August 7, 2026, the Board of Directors approved, and the holder of the Series B Preferred Stock consented to, an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, which the Company filed with the Delaware Secretary of State on August 10, 2026. The amendment provides that, upon any stock split, reverse stock split, combination or similar recapitalization of the Common Stock, the number of votes per share of the Series B Preferred Stock and the price conditions applicable to its conversion adjust proportionately, so that the relative voting power and the conversion economics of the Series B Preferred Stock are unchanged by any such transaction.

Authorization of Related Party Exchanges. On August 7, 2026, the Board of Directors authorized, but did not direct, the Company to enter into exchange agreements with BP Peptides, LLC and Brookstone Partners Acquisition XXI Corporation, entities affiliated with Matthew Lipman, the Company’s Chief Executive Officer, and Michael Toporek, the Chairman of the Board, pursuant to which such holders would surrender shares of Series Z Preferred Stock in exchange for shares of common stock at a price per share representing a premium to the market price of the common stock. No exchange agreement has been executed and no shares have been issued thereunder. The Board also approved in principle, and stockholders holding a majority of the voting power of the Company’s outstanding voting stock approved by written consent in lieu of a special meeting, the settlement of the remaining shares of Series Z Preferred Stock and accrued management fees payable to Brookstone Partners IAC, Inc. through one or more further exchanges. With each exchange occurring  at a price per share equal to 103% of the Nasdaq Official Closing Price on the trading day immediately preceding consummation, in one or more exchanges at any time on or prior to August 7, 2027, covering the issuance of up to 15,750,000 shares of common stock in the aggregate, with each recipient executing an 18-month lock-up agreement. Any such exchange will not be effected before a definitive information statement on Schedule 14C has been mailed to stockholders and the applicable waiting period has elapsed.

Subsequent Equity Line of Credit Draws. Between July 1, 2026 and August 7, 2026, the Company submitted sixteen VWAP Purchase Notices under the Equity Line of Credit agreement with Tumim Stone Capital, LLC (see Note 15), resulting in the issuance of an aggregate of 161,166 shares of Common Stock for aggregate gross proceeds of approximately $40.0 thousand. No further VWAP Purchase Notices were submitted through the date of this report

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in our 2025 Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise the terms the “Company”, “we”, “us” and “our” refer to the business and operations of Capstone Holding Corp and its operating subsidiary, TotalStone, LLC (dba Instone), Carolina Stone Holdings, LLC, and Canadian Stone Industries (Fraser Canyon Holdings Inc. and its subsidiaries).

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

Recent Developments

In addition to events previously disclosed, the following significant developments occurred during the financial period covered by this Quarterly Report:

• Convertible Note, Price Adjustment (April 16, 2026). The Company and the holder of the Senior Secured Convertible Notes entered into a letter agreement to adjust the conversion price on $500,000 of principal outstanding under the October 2025 Convertible Note from $1.10 to $0.57 per share. The adjustment is accounted for as a modification of the embedded conversion feature, with the change in fair value of the bifurcated derivative liability reflected in earnings for the period (see Note 11).

• Convertible Note, Price Adjustment (August 10, 2026). The Company and the holder of the Senior Secured Convertible Notes entered into a Conversion Price Voluntary Adjustment Notice reducing the conversion price of both Notes to $0.2949 per share with respect to all $1,900,759.78 of principal then outstanding. At that price the outstanding principal is convertible into approximately 6,445,438 shares of Common Stock. The adjustment is accounted for as a modification of the embedded conversion features, with the change in fair value of the bifurcated derivative liabilities reflected in earnings in the third quarter of 2026 (see Note 19).

• Convertible Note Conversions. During the six months ended June 30, 2026, aggregate of $1,958,781 of principal and $137,115 of accrued interest was converted into 2,890,533 shares of Common Stock under the Senior Secured Convertible Notes (See Note 11).

• Revolving Credit Facility Waiver and Sixteenth Amendment. On May 18, 2026, the Company received a written waiver from Beacon Bank & Trust of the Company’s noncompliance with the minimum Cash Flow Coverage Ratio under the Revolving Credit Agreement as of March 31, 2026. On June 17, 2026, the Company entered into the Sixteenth Amendment to the Revolving Credit Agreement, extending the maturity date by six months from June 19, 2026 to December 31, 2026 (see Note 11).

• Stream Finance Mezzanine Loan Extension. On June 17, 2026, the Company entered into the Fourth Amendment to the Stream Finance Credit Agreement, extending the maturity date by one year from September 30, 2027 to September 30, 2028 (see Note 11).

• 2026 Annual Meeting of Stockholders. On June 18, 2026, the Company held its 2026 Annual Meeting of Stockholders. The stockholders approved each proposal set forth in the proxy statement, including the election of Class I and Class II directors, authorization to effect a reverse stock split, approval of an amendment to the 2025 Stock Incentive Plan and ratification of the Company’s independent registered public accounting firm (see Note 15).

• Equity Line of Credit Draws. Between April 5, 2026 and June 18, 2026, the Company submitted ten VWAP Purchase Notices under the May 2025 Equity Line of Credit agreement with Tumim Stone Capital, LLC, resulting in the issuance of an aggregate of 1,222,268 shares of Common Stock for aggregate gross proceeds of approximately $425,277.

• 2025 Stock Incentive Plan; Restricted Stock Awards. The 1,995,000 restricted stock awards granted on March 30, 2026 began amortizing stock-based compensation expense over their respective requisite service periods during the three and six months ended June 30, 2026 (see Note 15). Stock-based compensation expense recognized was approximately $398.8 thousand for the six months ended June 30, 2026 The March 30, 2026 grant date resulted in de minimis expense in the first quarter.

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

A number of Brookstone entities controlled by Messrs. Lipman and Toporek control over 50% of the Company’s voting stock. The notes held by BP Peptides, LLC (“BP Peptides”) and Brookstone Partners Acquisition XXI Corporation (“Brookstone Acquisition”) were exchanged for shares of Series Z 8% Non-Convertible Preferred Stock on September 30, 2025, as described below, and accordingly had no outstanding balance as notes payable as of June 30, 2026 and December 31, 2025. As of June 30, 2026, Stream Finance, LLC was the sole remaining related party note payable.

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

On September 30, 2025, following approval by the Audit Committee of the Board, the Company and each of BP Peptides and Brookstone Acquisition (collectively, the “Brookstone Lenders”), entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Brookstone Lenders agreed to exchange their notes for shares of the Company’s newly created Series Z 8% Non-Convertible Preferred Stock (the “Series Z Preferred”). Based on the Nasdaq Official Closing Price of the Company’s common stock, $0.0005 par value per share (the “Common Stock”), of $1.32 on the day prior to the parties entering into the Exchange Agreement, BP Peptides received 642,364 Series Z Preferred shares and Brookstone Acquisition received 825,168 Series Z Preferred shares. The unaudited interim consolidated financial statements included in this Form 10-Q reflect the issuance of the Series Z shares as of June 30, 2026.

On September 30, 2025, following Board approval, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware with up to three million five hundred thousand (3,500,000) Series Z Preferred shares being authorized for issuance.

Pursuant to the Certificate of Designation, the Series Z Preferred shares are not convertible into shares of Common Stock, have voting rights of one vote per share and will vote together as a single class with the Common Stock shareholders. Each share of Series Z Preferred will accrue cumulative dividends at a rate of eight percent (8%) per annum based on the $1.32 stated value per share of the Series Z Preferred, accruing daily and payable, at the sole option of the Board, either in cash or payment-in-kind via the issuance of further shares of Series Z Preferred. The Series Z Preferred shares are redeemable upon the earlier of the seven year anniversary of the issuance of the shares or the occurrence of a fundamental transaction (as defined in the Certificate of Designation)

On January 21, 2026, the Company entered into a fee waiver agreement with Brookstone Partners IAC under which Brookstone agreed to waive its $400.0 thousand annual management fee for fiscal year 2026, and the Company's Chief Executive Officer agreed to reduce his annual base cash salary to $1.00 with the fee waiver effective January 1, 2026 and the salary reduction effective February 1, 2026.

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

During the six months ended June 30, 2026, the Company completed twelve conversions of principal under the October Note; eleven conversions totaling $1,495,325 of principal and $104,673 of accrued interest, which were converted into 2,133,335 shares of common stock at a conversion price of $0.75 per share and one conversion totaling $213,084 of principal and $14,916 of accrued interest, which were converted into 400,000 shares of common stock at a conversion price of $0.57 per share.

During the six months ended June 30, 2026, the Company completed one conversion of principal under the July Note totaling $250,371 of principal and $17,526 of accrued interest, which were converted into 357,198 shares of common stock at a conversion price of $0.75 per share.

The Company completed twenty draws under its Equity Line of Credit during the six months ended June 30, 2026, generating gross proceeds of approximately $619,848 for 1,544,768 shares of common stock.

On March 30, 2026, the Compensation Committee of the Board of Directors granted 1,995,000 restricted stock awards to executive officers and non-employee directors under the Company's 2025 Plan, with a grant-date fair value of $1,294,755. The awards generally vest at the third anniversary of the grant date for management recipients (with continued service required) and for non-employee director recipients, only upon the qualifying terminations of Board service described in Note 15; other terminations, including voluntary resignation, result in forfeiture.

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

Results of Operations

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the three months ended June 30, 2026 and 2025 in thousands:

Results of Operations Comparing Three Months Ended June 30, 2026 to 2025.

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Net Sales	$21,480	$12,852	$8,628	67%
Cost of goods sold	15,481	9,722	5,759	59%
Gross profit	5,999	3,130	2,869	92%

Operating expenses:
Selling, General and administrative	5,509	3,390	2,119	63%
Change in fair value of contingent consideration	58	—	58	—%
Income (loss) from operations	432	(260)	692	(266)%
Unrealized gain on derivative instruments	166	—	166	—%
Realized foreign currency loss, net	(14)	—	(14)	—%
Interest and other expense, net	(1,961)	(440)	(1,521)	346%
Provision for Income Taxes	(3)	—	(3)	—%
Net loss	$(1,380)	$(700)	$(680)	97%

Sales

Sales were $21.5 million for the three months ended June 30, 2026 compared to $12.9 million for the three months ended June 30, 2025. The period-over-period change in revenue was $8.6 million, primarily driven by the full-period contributions from the Carolina Stone (August 2025) and Fraser Canyon (December 2025) acquisitions. Revenue from the Company's legacy Instone operations increased approximately $0.9 million period-over-period; the increase reflects approximately $3.2 million contributed by Carolina Stone and approximately $4.5 million contributed by Fraser Canyon.

Cost of goods sold

Cost of goods sold increased by $5.8 million or 59.2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

The change in cost of goods sold was driven primarily by the increase in sales attributable to the Carolina Stone and Fraser Canyon acquisitions.

Gross profit margin was 27.9% for the three months ended June 30, 2026 compared to 24.4% for the three months ended June 30, 2025. Gross margin for the three months ended June 30, 2026 benefited from the $438.0 thousand tariff refund recorded as a reduction of cost of goods sold (see Note 3), which contributed approximately 2.0 percentage points of the improvement. The remaining improvement reflects gross margin gains within the Company's TotalStone segment, together with the addition of Carolina Stone, whose stone distribution and installation mix carries a higher gross margin of approximately 34.7%.

Selling general and administrative expenses

Selling, general and administrative expenses increased by $2.1 million or 62.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by the full-period effect of the Carolina Stone ($877.0 thousand) and Fraser Canyon ($897.0 thousand) acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration increased by $58.0 thousand for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, related to the remeasurement of the Carolina Stone earn-out payable.

Unrealized gain on derivative instruments

Unrealized gain on derivative instruments increased by $166.0 thousand for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, related to the Company's Senior Secured Convertible Notes.

Realized foreign currency loss, net

Realized foreign currency loss, net, increased by $14.0 thousand for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, related to the Fraser Canyon acquisition.

Interest expense

Interest expense increased by $1.5 million or 346%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by the amortization of debt discount and issuance costs on the Company’s Senior Secured Convertible Notes.

Provision for income taxes

The Company recorded a provision for income taxes of $3.0 thousand for the three months ended June 30, 2026, compared to no provision for the three months ended June 30, 2025. The provision consists of Canadian income taxes on the operations of Canadian Stone Industries Inc., which the Company did not own during the 2025 period. No U.S. tax benefit was recognized on the pretax loss in either period because of the full valuation allowance against U.S. net deferred tax assets.

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the six months ended June 30, 2026 and 2025 in thousands:

Results of Operations Comparing Six Months Ended June 30, 2026 to 2025.

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Net Sales	$34,116	$20,751	$13,365	64%
Cost of goods sold	25,147	16,296	8,851	54%
Gross profit	8,969	4,455	4,514	101%

Operating expenses:
Selling, General and administrative	9,976	6,143	3,833	62%
Change in fair value of contingent consideration	58	—	58	—%
Loss from operations	(1,065)	(1,688)	623	(37)%
Unrealized gain on derivative instruments	642	—	642	—%
Realized foreign currency loss, net	(14)	—	(14)	—%
Interest and other expense, net	(2,853)	(740)	(2,113)	286%
Provision for Income Taxes	(5)	—	(5)	—%
Net loss	$(3,295)	$(2,428)	$(867)	36%

Sales

Sales were $34.1 million for the six months ended June 30, 2026 compared to $20.8 million for the six months ended June 30, 2025. The period-over-period change in revenue was $13.4 million, primarily driven by the full-period contributions from the Carolina Stone (August 2025) and Fraser Canyon (December 2025) acquisitions. Revenue from the Company's legacy Instone operations increased approximately $857.0 thousand period-over-period; the increase reflects approximately $5.5 million contributed by Carolina Stone and approximately $7.0 million contributed by Fraser Canyon.

Cost of goods sold

Cost of goods sold increased by $8.9 million or 54.3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

The change in cost of goods sold was driven primarily by the increase in sales attributable to the Carolina Stone and Fraser Canyon acquisitions.

Gross profit margin was 26.3% for the six months ended June 30, 2026 compared to 21.5% for the six months ended June 30, 2025. Gross margin for the six months ended June 30, 2026 benefited from the $438.0 thousand tariff refund recorded as a reduction of cost of goods sold (see Note 3), which contributed approximately 1.3 percentage points of the improvement. The remaining improvement reflects gross margin gains within the Company's TotalStone segment, together with the addition of Carolina Stone, whose stone distribution and installation mix carries a higher gross margin of approximately 36.0%.

Selling general and administrative expenses

Selling, general and administrative expenses increased by $3.8 million or 62.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by the full-period effect of the Carolina Stone ($1.7 million) and Fraser Canyon ($1.8 million) acquisitions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration increased by $58.0 thousand for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, related to the remeasurement of the Carolina Stone earn-out payable.

Unrealized gain on derivative instruments

Unrealized gain on derivative instruments increased by $642.0 thousand for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, related to the Company's Senior Secured Convertible Notes.

Realized foreign currency loss, net

Realized foreign currency loss, net. increased by $14.0 thousand for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, related to the Fraser Canyon acquisition.

Interest expense

Interest expense increased by $2.1 million or 286%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by the amortization of debt discount and issuance costs on the Company’s Senior Secured Convertible Notes.

Provision for income taxes

The Company recorded a provision for income taxes of $5.0 thousand for the six months ended June 30, 2026, compared to no provision for the six months ended June 30, 2025, for the same reasons.

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

The following table is a summary of TotalStone’s operating results through operating income (loss) reconciled to the Company’s consolidated totals with the inclusion of Parent and eliminating amounts:

	Three Months Ended June 30,
	2026					2025
Income (loss) from operations before taxes:	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Sales	$18,306	$3,174	$—	$—	$21,480	$12,852	$—	$—	$—	$12,852
Cost of goods sold	13,407	2,074	—	—	15,481	9,722	—	—	—	9,722
Gross Profit	4,899	1,100	—	—	5,999	3,130	—	—	—	3,130
Selling, general and administrative expenses	3,422	877	1,210	—	5,509	2,545	—	845	—	3,390
Change in fair value of contingent consideration	—	58	—	—	58	—	—	—	—	—
Income (loss) from operations	$1,477	$165	$(1,210)	$—	$432	$585	$—	$(845)	$—	$(260)

Other financial information:
Depreciation & amortization included in SG&A expenses	$99	$64	$—	$—	$163	$114	$—	$—	$—	$114

	Six Months Ended June 30,
	2026					2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$28,576	$5,540	$—	$—	$34,116	$20,751	$—	$—	$—	$20,751
Cost of goods sold	21,602	3,545	—	—	25,147	16,296	—	—	—	16,296
Gross Profit	6,974	1,995	—	—	8,969	4,455	—	—	—	4,455
Selling, general and administrative expenses	6,745	1,691	1,540	—	9,976	4,944	—	1,409	(210)	6,143
Change in fair value of contingent consideration	—	58	—	—	58	—	—	—	—	—
Income (loss) from operations	$229	$246	$(1,540)	$—	$(1,065)	$(489)	$—	$(1,409)	$210	$(1,688)

Other financial information:
Depreciation & amortization included in SG&A expenses	$189	$135	$—	$—	$324	$230	$—	$—	$—	$230

Liquidity and Capital Resources

Working capital was negative $244.0 thousand as of June 30, 2026 compared to positive $78.0 thousand as of December 31, 2025.  Excluding the current portion of long-term debt, working capital was $4.0 million and $3.8 million as of June 30, 2026 and December 31, 2025, respectively. The $200.0 thousand increase was primarily driven by a $4.5 million increase in accounts receivable, offset by a $1.9 million increase in accounts payable and a $2.3 million increase in borrowings under our revolving line of credit.

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

As of June 30, 2026, the Company had a combined balance of $12.6 million outstanding under its revolving credit facilities. Our  Revolving Credit Agreement with Beacon Bank matures on December 31, 2026, as extended by the Sixteenth Amendment to the Credit Agreement dated June 17, 2026. As of June 30, 2026, the Company was in compliance with both the minimum Cash Flow Coverage Ratio and the minimum Tangible Net Worth covenants under the Revolving Credit Agreement. See Note 11. Management is in discussions with Beacon Bank & Trust regarding a longer-term extension of the Revolver with financial covenants aligned to the Company's anticipated future results.

The liquidity of the Company is largely dependent on our ability to borrow funds on our Revolver. The longer-term extension of the Revolver and future compliance with financial covenants are subject to risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations. The Company currently believes that it will have sufficient working capital to operate for a period of at least one year from the issuance date of the June 30, 2026 interim consolidated financial statements based on future expected results. Future acquisitions may be financed through other forms of financing that will depend on existing conditions.

The Company’s ability to continue as a going concern depends on its ability to generate sufficient cash flows from operations, access additional capital, and manage its debt maturities. The July 2025 Senior Secured Convertible Note matured on July 29, 2026 and has since been extended to August 29, 2026, and the October 2025 Note matures on October 22, 2026. The Company’s U.S. revolving credit facility with Beacon Bank & Trust (successor by merger to Berkshire Bank) matures in December 2026, as extended by the Sixteenth Amendment, and Canadian Stone Industries’ operating loan with TD Bank is subject to annual renewal. The mezzanine term loan with Stream Finance, LLC matures in September 2028, as extended by the Fourth Amendment dated June 17, 2026. Management is evaluating alternatives to refinance or extend these obligations and believes that the Company’s existing cash, availability under its revolving credit facilities, and expected operating cash flows will be sufficient to fund operations for at least the next twelve months from the date of this filing.

Seasonality

The Company historically experiences higher sales during our second and third quarters due to the favorable weather in the Midwestern and Northeastern United States for new construction and remodeling.

Summary of Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(3,179)	$(3,992)
Net cash used in investing activities	(131)	(2)
Net cash provided by financing activities	2,814	4,756
Net increase (decrease) in cash	$(502)	$762

Cash Flows from Operating Activities

Net cash used in operating activities was $3.2 million for the six months ended June 30, 2026, primarily resulting from the Company’s net loss of $3.3 million and a $2.2 million build in working capital, partially offset by $2.2 million of non-cash items including depreciation, amortization, and accrued interest.

Net cash used in operating activities was $4.0 million for the  six months ended June 30, 2025, primarily resulting from our net loss of $2.4 million and a $1.8 million build in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $131.0 thousand for the six months ended June 30, 2026, consisting of $93.0 thousand of property and equipment purchases and $38.0 thousand paid to settle the working capital adjustment under the Fraser Canyon purchase agreement (see Note 4).

Net cash used in investing activities was $2.0 thousand for the six months ended June 30, 2025, related to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2026, primarily consisting of net borrowings under our revolving line of credit of $2.4 million and net proceeds from our equity line of credit of $620.0 thousand.

Net cash provided by financing activities was $4.8 million for the  six months ended June 30, 2025, primarily consisting of net proceeds from our March 2025 public offering of $3.3 million and net borrowings under our revolving line of credit of $2.5 million, partially offset by debt repayments of $910.0 thousand.

Funding Requirements

The Company used the net proceeds of its March 2025 Public Offering and its Senior Secured Convertible Notes to fund a portion of the cash consideration for the Carolina Stone Holdings acquisition (closed August 22, 2025) and the Fraser Canyon Holdings acquisition (closed December 1, 2025), and for general corporate and working capital purposes.

Through October 22, 2025, the Company received an aggregate of $6,250,000 in gross proceeds pursuant to its Senior Secured Convertible Notes financings (the July 29, 2025 issuance and the October 22, 2025 issuance), as described in Note 11 to the consolidated financial statements included in this Quarterly Report and in the Recent Developments section of this Management's Discussion and Analysis. In addition, as described in Note 11 and Note 15, the Company may receive up to $19.1 million from the sale of the Equity Line Securities to the Equity Line Investor. The Company plans to raise additional funds to finance the growth of our operations through equity financing or debt financing arrangements. If we raise additional funds through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to the rights of our existing Common Stock, and our existing stockholders may experience dilution.

Off-Balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026, as amended on April 17, 2026, have not materially changed. For the quarter ended June 30, 2026, we added the following two critical accounting policies and Significant Judgments and Estimates to Note 3 in the footnotes to the consolidated financial statements: Business Combinations and Convertible Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation and in light of the remediation action plan that has been designed and implemented by the management as described below, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective, due to the previously identified material weaknesses, which remain under remediation and the additional material weakness described below.

Remediation Material Weakness Identified in Connection with the Restatement. In connection with the restatement described in Note 3, management identified an additional material weakness in the Company’s internal control over financial reporting. The Company’s controls over the computation and review of the weighted average number of common shares outstanding used to compute net loss per share did not operate effectively. The Company has implemented an independent re-computation of the weighted average number of common shares outstanding from the share register each reporting period. Remediation of Previously Reported Material Weakness and Changes in Internal Control Over Financial Reporting.

Our management has historically been composed of a small team, which resulted in limitations on segregation of duties. During the quarter ended June 30, 2026, management began a remediation action plan restructuring the accounting and financial reporting function and addressing the reported internal control weaknesses including the following steps:

●

Expanding the accounting staff across our operating entities, including the hiring of a controller and additional qualified accounting personnel, so that the preparation of financial statements is no longer dependent on a single individual;

●	Reorganizing the financial reporting function under a defined organizational structure with documented reporting lines and named owners for each key position in the financial reporting chain;
●

Implementing segregation of duties across the close, financial reporting, and reconciliation processes, so that the initiation, review, and approval of transactions and journal entries are performed by varied individuals;

●	Establishing multi-level review controls over journal entries, account reconciliations, and the preparation of the consolidated financial statements and related disclosures; and
●

Investing in training, supervision, and systems supporting the financial reporting function, supplemented by external accounting, tax, and audit specialists engaged for complex and unusual transactions.

While management believes the foregoing actions address the underlying causes of material weaknesses, the material weaknesses will not be considered fully remediated until the remediated controls have operated for a sufficient period of time and management has concluded, through testing, that they are operating effectively. Management expects to complete this evaluation during the remainder of the fiscal year 2026.

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

Expected timing. The Company expects the remediation action plan described above, taken together with the completion of the additional accounting staff hired across the organization and the continuing engagement of external accounting consultants, to substantially remediate the identified material weaknesses by the end of the fiscal year 2026, subject to the operating effectiveness of the new controls being demonstrated for a sufficient period of time.

The Company will continue to evaluate the design and operating effectiveness of its internal control over financial reporting, and management will reassess and test the remediation status quarterly until the remediation is complete and the relevant controls have operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, we implemented the remediation actions described above, including the expansion of our accounting staff, the reorganization of the financial reporting function under a defined organizational structure with named owners, and the implementation of segregation of duties and multi-level review controls across the close, reporting, and reconciliation processes. These changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was in compliance with its financial covenants under our Revolving Credit Agreement as of June 30, 2026, and although we received a written waiver from our lender for the prior quarter, there can be no assurance that we will maintain compliance in future periods or that our lender will grant additional waivers, which could result in acceleration of our outstanding indebtedness and materially impair our liquidity.

As of June 30, 2026, the Company was in compliance with both the minimum Cash Flow Coverage Ratio and the minimum Tangible Net Worth covenants under our Revolving Credit Agreement with Beacon Bank & Trust. We were not in compliance with that covenant as of March 31, 2026. On May 18, 2026, we received a written waiver limited to that specific violation; the waiver did not extend to any future defaults or events of default. On June 17, 2026, we entered into the Sixteenth Amendment to the Revolving Credit Agreement, which extended the maturity date by six months from June 19, 2026 to December 31, 2026. There can be no assurance that we will maintain compliance with the financial covenants of the amended Revolving Credit Agreement in future periods or that our lender will grant additional waivers if we do not.

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

On April 16, 2026, we reduced the conversion price applicable to $500,000 of the principal amount outstanding under the October Note to $0.57 per share. On the same date, the buyer converted an aggregate of $1,725,136 of principal and $120,762 of accrued interest into 2,557,198 shares of common stock, increasing our outstanding share count by approximately 22% in a single day. On August 10, 2026, we further reduced the conversion price of both Notes to $0.2949 per share with respect to all $1,900,759.78 of principal then outstanding. At that price the outstanding principal is convertible into approximately 6,445,438 shares of Common Stock, compared with approximately 2,115,154 shares at the conversion prices in effect at June 30, 2026.

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

The company has received an additional 180-day compliance period, through January 4, 2027, to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market. The minimum bid price is the Company’s only remaining listing deficiency.

In January 2026, the Company received a notification from the Nasdaq Stock Market indicating that the closing bid price of its Common Stock had been below $1.00 per share for 30 consecutive business days, and that the Company was therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The Company had until July 6, 2026, to regain compliance, which required the closing bid price of its Common Stock to be at least $1.00 per share for a minimum of 10 consecutive business days. The Company did not regain compliance within that period, and Nasdaq granted the Company an additional 180-day compliance period through January 4, 2027. There can be no assurance that the Company will be able to regain compliance within that period. If the Company fails to regain compliance, its Common Stock may be subject to delisting from Nasdaq, which could materially adversely affect the liquidity and trading price of its Common Stock and its ability to raise capital. In January 2025, the SEC approved amendments to Nasdaq Listing Rule 5810(c)(3)(A) that restrict the ability of listed companies to use reverse stock splits as a compliance tool. Under the amended rules, if a company effects a reverse stock split and subsequently fails to maintain the minimum bid price requirement within one year, the company will not be eligible for any compliance period and Nasdaq will issue a delisting determination. In addition, companies that effect reverse stock splits with a cumulative ratio of 250-to-1 or greater over any two-year period are subject to immediate delisting without a compliance period. At the 2026 Annual Meeting held on June 18, 2026, the Company’s stockholders authorized the Board of Directors to effect a reverse stock split as a potential measure to regain compliance. However, even if authorized and effected, a reverse stock split may not result in sustained compliance with the minimum bid price requirement, and the amended Nasdaq rules would preclude the Company from relying on an additional compliance period if the stock price subsequently falls below $1.00 within one year of such reverse split.

Nasdaq has adopted a new minimum market value requirement for continued listing that could apply to us.

In July 2026, the SEC approved new Nasdaq continued listing standards that require automatic delisting if the market value of a company's listed securities remains below $5 million for 30 consecutive business days (the “MVLS Rule”).  The new MVLS Rule eliminates any cure period, precludes any automatic stay of suspension pending an appeal, and results in an immediate trading suspension upon Nasdaq's determination of non-compliance. On July 29, 2026, the SEC stayed the effectiveness of that approval order pending its consideration of notices of intent to petition for review, and the amendments are not currently operative. Accordingly, it is currently uncertain when the stay will be lifted, or the MVLS Rule delayed, modified, or set aside. If the amended standards become effective and the market value of our listed securities is below the required minimum, we could receive an additional deficiency notice from Nasdaq. A reverse stock split would not, by itself, increase the market value of our listed securities, and any actions we take to address the requirement, including issuances of additional securities, could dilute existing stockholders. If we do not satisfy the requirement within any applicable compliance period, our Common Stock could be delisted, which would materially impair the liquidity of our Common Stock and our ability to raise capital, including under the ELOC.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2026, in connection with the Letter Agreement with 3i, LP (see Note 15 to the consolidated financial statements included in this Quarterly Report), the Company issued warrants to purchase 405,000 shares of Common Stock at an exercise price of $0.01 per share. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The warrants were exercised in full on July 10, 2026 (See Note 19), and the Company has filed a registration statement on Form S-1 registering the resale of the shares issued upon the exercise.

During the six months ended June 30, 2026, in connection with the senior secured convertible notes, the Company issued 333,335 shares of Common Stock and on April 16, 2026, the Buyer submitted eight Notices of Conversion on the July and October notes that aggregated 2,557,198 shares of Common Stock. The shares were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

On August 7, 2026, the Company issued 4,809,212 shares of restricted common stock as restricted stock awards to eleven executive officers and directors under the Capstone Holding Corp. 2025 Stock Incentive Plan, as amended (see Note 19 to the consolidated financial statements included in this Quarterly Report). The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The shares have not been registered as of the date of this filing.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 3.02, Unregistered Sales of Equity Securities and Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 7, 2026, the Company granted 4,809,212 shares of common stock as restricted stock awards to eleven executive officers and directors under the Capstone Holding Corp. 2025 Stock Incentive Plan, as amended. Awards to management participants vest on a three-year cliff on August 7, 2029, and awards to non-employee directors vest only if the recipient’s service terminates by reason of death or disability, by action of the Company other than for cause (including a failure to be nominated for re-election), or by a failure to be re-elected by the stockholders, and are forfeited if the recipient’s service terminates for any other reason.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 3.03, Material Modification to Rights of Security Holders and Item 5.03, Amendments to Articles of Incorporation or Bylaws.

On August 7, 2026, the Board of Directors approved, and the holder of the Series B Preferred Stock consented to, an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (the “Amendment to Series B Preferred COD”). The Company filed the Amendment to Series B Preferred COD with the Delaware Secretary of State on August 10, 2026. The amendment provides that, upon any stock split, reverse stock split, combination or similar recapitalization of the Common Stock, the number of votes per share of the Series B Preferred Stock and the price conditions applicable to its conversion adjust proportionately, so that the relative voting power and the conversion economics of the Series B Preferred Stock are unchanged by any such transaction.

The foregoing does not purport to be a complete description of the Amendment to Series B Preferred COD, and such description is qualified in its entirety by reference to the full text of the Amendment to Series B Preferred COD, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.07, Submission of Matters to a Vote of Security Holders.

On  August 7, 2026, certain stockholders (collectively, the “Consenting Stockholders”) of the Company holding at least a majority of the voting power of the Company’s outstanding shares of capital stock entitled to vote, including the majority of each of (i) the Common Stock shares outstanding, (ii) the Series B Preferred Stock shares outstanding, and (c) the Series Z Preferred Stock shares outstanding, adopted resolutions by written consent (the “Written Consent”) in lieu of a meeting of stockholders to approve two matters.

The first matter approved is the filing of one or more amendments to the Company’s Certificate of Incorporation, as amended, to decrease the number of authorized shares of Common Stock and/or preferred stock, at such time and in such amounts as the Board of Directors may determine, including in connection with any reverse stock split. The approval authorizes the amendments but does not effect them. As of the date of this report, the Company has not determined the reduced number of authorized shares and no certificate of amendment has been filed. Any such amendment will be effected, if at all, at such time and in such amounts as the Board of Directors may determine, and not before a information statement on Schedule 14C (a “Schedule 14C”) has been filed with the SEC and mailed to stockholders and the applicable waiting period has elapsed.

The second matter approved is the settlement of the remaining shares of Series Z Preferred Stock and accrued management fees payable to Brookstone Partners IAC, Inc. (an entity affiliated with Matthew Lipman, the Company’s Chief Executive Officer, and Michael Toporek, the Chairman of the Board) through one or more further exchanges. With each exchange occurring  at a price per share equal to 103% of the Nasdaq Official Closing Price on the trading day immediately preceding consummation, in one or more exchanges at any time on or prior to August 7, 2027, covering the issuance of up to 15,750,000 shares of Common Stock in the aggregate, with each recipient executing an 18-month lock-up agreement. Any such exchange will not be effected before a Schedule 14C has been filed with the SEC and mailed to stockholders and the applicable waiting period has elapsed.

In connection with both matters, the Company will file with the U.S. Securities and Exchange Commission a Schedule 14C that will be mailed to all holders of record of the Company’s voting capital stock as of the close of business on August 7, 2026 (the “Record Date”).

The Consenting Stockholders are, collectively, BPA XIV, LLC, Nectarine Management, LLC, Brookstone Partners Acquisition XXI Corporation, BP Peptides, LLC, Gordon Rocks, Inc. (an entity controlled by Gordon Strout, a member of the Board), each member of the Board and named executive officer listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and two employees of TotalStone, LLC. As of the close of business on the Record Date, the Consenting Stockholders together held 10,536,050 shares of Common Stock (representing approximately 51.2% of the shares outstanding) and all of the shares of Series B Preferred Stock and Series Z Preferred Stock outstanding, representing approximately 56.4% of the voting power of our outstanding shares of capital stock entitled to vote.

Insider trading arrangements and policies.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
3.1*	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock
10.1	Conversion Price Voluntary Adjustment Notice dated April 16, 2026 (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on April 16, 2026)
10.2

Waiver, dated May 18, 2026, from Beacon Bank & Trust under the Revolving Credit, Term Loan and Security Agreement, as amended (incorporated by reference to exhibit 10.3 to quarterly report on 10-Q filed with the SEC on May 20, 2026)

10.3

Amended and Restated Common Stock Purchase Agreement, dated as of June 11, 2026, by and between Capstone Holding Corp. and Tumim Stone Capital, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on June 12, 2026)

10.4

Sixteenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated June 17, 2026, by and between TotalStone, LLC, Northeast Masonry Distributors, LLC, TotalStone Properties, LLC, CS Purchase Holdings LLC, Carolina Stone Holdings, LLC, Carolina Stone Distributors, LLC, and Beacon Bank & Trust (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on June 22, 2026)

10.5

Fourth Amendment to Second Amended and Restated Credit Agreement, dated June 17, 2026, by and between TotalStone, LLC, Northeast Masonry Distributors, LLC, TotalStone Properties, LLC, and Stream Finance, LLC. (incorporated by reference to exhibit 10.2 to current report on Form 8-K filed with the SEC on June 22, 2026)

10.6	First Amendment to the Capstone Holding Corp. 2025 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to current report on Form 8-K filed with the SEC on June 22, 2026)
10.7

First Amendment to Amended and Restated Common Stock Purchase Agreement, dated July 2, 2026, by and between Capstone Holding Corp. and Tumim Stone Capital, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on July 6, 2026)

10.8	First Amendment to Senior Secured Convertible Note dated July 29, 2026 (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on August 3, 2026)
10.9*	Form of Master Restricted Stock Agreement, dated August 7, 2026, by and between Capstone Holding Corp. and each of the recipients named in the schedule filed therewith, together with a schedule of omitted agreements filed pursuant to Instruction 2 to Item 601(b)(10) of Regulation S-K
10.10*	Master Restricted Stock Agreement, dated August 7, 2026, by and between Capstone Holding Corp. and Matthew Lipman
10.11*	Conversion Price Voluntary Adjustment Notice, dated August 10, 2026, between Capstone Holding Corp. and 3i, LP
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith

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