Form 10-Q
period 2026-09-30
Capstone Holding Corp.
filed 2026-11-12
CIK 887151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-33560

Capstone Holding Corp.

(Exact name of registrant as specified in its charter)

Nevada	86-0585310
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

18400 76th Avenue Tinley Park, IL	60477
(Address of principal executive offices)	(Zip Code)

(708) 371-0660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CAPS	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2026 was 935,385 shares.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

CAPSTONE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$574	$727
Accounts receivable, net	9,694	4,864
Inventories	16,323	17,062
Prepaid expenses	240	231
Other current assets	701	118
Total current assets	27,532	23,002
Long-term Assets:
Property and equipment, net	1,953	2,085
Goodwill	18,475	18,460
Other intangible assets	1,725	1,841
Right of use assets	6,546	5,397
Other long-term assets	624	593
Total long-term assets	29,323	28,376
Total Assets	$56,855	$51,378

LIABILITIES & EQUITY
Current Liabilities:
Accounts payable	$6,365	$4,958
Accrued expenses	1,667	874
Management fee payable, related party	695	695
Line of credit	12,047	10,313
Current portion of long-term debt	3,884	3,707
Current portion, lease liability	1,736	1,655
Income tax payable	8	—
Derivative liability	—	702
Total current liabilities	26,402	22,904
Long-term liabilities:
Accrued related party management fee	543	454
Accrued Series Z preferred stock dividends, related party	160	39
Series Z preferred stock, related party	1,937	1,937
Long term debt, net of current portion	8,702	9,344
Lease liability, net of current portion	4,900	3,833
Earn-out payable	500	352
Deferred tax liability	19	20
Other long-term liabilities	174	42
Total long-term liabilities	16,935	16,021
Total Liabilities	43,337	38,925
Equity:
Series B Preferred Stock, no par value; 2,000,000 shares authorized; 985,063 issued as of September 30, 2026 and December 31, 2025.	30	30
Common Stock $0.0005 par value; 50,000,000 shares authorized; 911,172 and 292,429 issued as of September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	235,509	230,461
Accumulated deficit	(221,964)	(218,037)
Accumulated other comprehensive loss	(57)	(1)
Total Equity	13,518	12,453
Total Liabilities & Equity	$56,855	$51,378

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(As Restated)		(As Restated)
	2026	2025	2026	2025
Sales	$20,138	$13,990	$54,565	$35,348
Sales returns and allowances	(182)	(336)	(493)	(943)
Net sales	19,956	13,654	54,072	34,405
Cost of goods sold	14,219	10,400	39,366	26,696
Gross Profit	5,737	3,254	14,706	7,709
Selling, general and administrative expenses	5,237	3,370	15,213	9,513
Transaction expenses	—	652	—	652
Change in fair value of contingent consideration	94	—	152	—
Income (loss) from operations	406	(768)	(659)	(2,456)
Gain on asset disposal, net.	32	—	32	—
Unrealized gain (loss) on derivative and debt instruments	(1)	(652)	641	(652)
Realized foreign currency gain (loss), net.	3	—	(11)	—
Interest expense	(1,071)	(594)	(3,924)	(1,334)
Loss from operations before taxes	(631)	(2,014)	(3,921)	(4,442)
Income tax expense	(1)	—	(6)	—
Net Loss	(632)	(2,014)	(3,927)	(4,442)
Class B units preferred return	—	—	—	(705)
Net Loss attributable to Capstone Holding Corp. stockholders	$(632)	$(2,014)	$(3,927)	$(5,147)
Foreign currency translation adjustment	(3)	—	(56)	—
Comprehensive Loss	$(635)	$(2,014)	$(3,983)	$(5,147)

Loss per share:
Net loss per share attributable to Capstone Holding Corp. stockholders – basic and diluted	$(1.28)	$(10.35)	$(9.59)	$(36.54)

Weighted average number of common shares outstanding – basic and diluted (post-split)	493,886	194,604	409,428	140,844

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except Common Stock Shares)

(unaudited)

							Accumulated		TotalStone, LLC
	Common			Series B	Additional		Other		Class B	Special
	Stock	Common	Series B	Preferred	Paid-In	Accumulated	Comprehensive	Total	Preferred	Preferred
	(Shares)	Stock	(Shares)	Stock	Capital	Deficit	Income (Loss)	Equity	Units	Unit
Balance at January 1, 2026	292,429	$—	985,063	$30	$230,461	$(218,037)	$(1)	$12,453	$—	$—
Net Loss	—	—	—	—	—	(1,915)	—	(1,915)	—	—
Issuance of warrants pursuant to Senior Convertible Notes	—	—	—	—	203	—	—	203	—	—
Issuance of common stock pursuant to equity line of credit, net of fees	10,750	—	—	—	189	—	—	189	—	—
Issuance of common stock pursuant to Senior Convertible Notes	11,111	—	—	—	280	—	—	280	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	13	13	—	—
Unvested restricted stock awards (March 30, 2026 grant)	66,500	—	—	—	—	—	—	—	—	—
Balance at March 31, 2026	380,790	$—	985,063	$30	$231,133	$(219,952)	$12	$11,223	$—	$—
Net Loss	—	—	—	—	—	(1,380)	—	(1,380)	—	—
Issuance of common stock pursuant to equity line of credit, net of fees	40,742	—	—	—	375	—	—	375	—	—
Issuance of common stock pursuant to Senior Convertible Notes	85,240	—	—	—	1,869	—	—	1,869	—	—
Stock-based compensation	—	—	—	—	399	—	—	399	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)	—	—
Balance at June 30, 2026	506,772	$—	985,063	$30	$233,776	$(221,332)	$(54)	$12,420	$—	$—
Net Loss	—	—	—	—	—	(632)	—	(632)	—	—
Issuance of common stock pursuant to equity line of credit	149,032	—	—	—	754	—	—	754	—	—
Issuance of common stock pursuant to Senior Convertible Note	81,561	—	—	—	730	—	—	730	—	—
Stock-based compensation	—	—	—	—	245	—	—	245	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)	—	—
Warrants exercised pursuant to the Senior Convertible Notes	13,500	—	—	—	4	—	—	4	—	—
Unvested restricted stock awards (August 7, 2026 grant)	160,307	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	911,172	$—	985,063	$30	$235,509	$(221,964)	$(57)	$13,518	$—	$—

							Accumulated		TotalStone, LLC
	Common			Series B	Additional		Other		Class B	Special
	Stock	Common	Series B	Preferred	Paid-In	Accumulated	Comprehensive	Total	Preferred	Preferred
	(Shares)	Stock	(Shares)	Stock	Capital	Deficit	(Loss)	Equity	Units	Unit
Balance at January 1, 2025	5,254	$—	—	$—	$193,044	$(196,102)	$—	$(3,058)	$28,475	$1,143
Net Loss	—	—	—	—	—	(1,728)	—	(1,728)	—	—
Accrued Class B Distributions	—	—	—	—	—	(705)	—	(705)	705	—
Conversion of Class B Preferred Units to Common stock	126,088	—	—	—	29,181	—	—	29,181	(29,180)	—
Conversion of Special Preferred Units to Debt	—	—	—	—	—	—	—	—	—	(1,143)
Net public offering proceeds	41,667	—	—	—	3,252	—	—	3,252	—	—
Nectarine Management, LLC. Subscription Agreement	—	—	985,063	30	—	—	—	30	—	—
Balance at March 31, 2025	173,009	$—	985,063	$30	$225,477	$(198,535)	$—	$26,972	$—	$—
Net Loss	—	—	—	—	—	(700)	—	(700)	—	—
Issuance of commitment shares pursuant to equity line of credit	7,168	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to equity line of credit	33	—	—	—	2	—	—	2	—	—
Balance at June 30, 2025	180,210	$—	985,063	$30	$225,479	$(199,235)	$—	$26,274	$—	$—
Net Loss	—	—	—	—	—	(2,014)	—	(2,014)	—	—
Issuance of common stock pursuant to equity line of credit	6,663	—	—	—	260	—	—	260	—	—
Issuance of common stock pursuant to Senior Convertible Note	23,334	—	—	—	700	—	—	700	—	—
Balance at September 30, 2025	210,207	$—	985,063	$30	$226,439	$(201,249)	$—	$25,220	$—	$—

See notes to consolidated financial statements

CAPSTONE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(3,927)	$(4,442)
Non-cash items:
Depreciation and amortization	466	348
Net, amortization (accretion) to interest expense	2,285	251
Unrealized gain (loss) on derivative and debt instruments	(641)	652
Provisions for doubtful debt	19	—
Provisions for inventory reserve	8	32
Gain on asset disposal	(19)	—
Remeasurement of contingent consideration	152	—
Restricted stock awards	644	—
Interest and make-whole settled in common stock	185	46
Paid-in-kind interest	38	28
Series Z preferred dividends accrued	121	—
Change in other operating items:
Accounts receivable, net	(4,931)	(2,060)
Inventory	705	(1,614)
Prepaid and other assets	(637)	(8)
Change in operating leases, net	(2)	(24)
Accounts payable	1,659	1,651
Accrued expenses	1,128	761
Other liabilities	29	387
Net cash used in operating activities	(2,718)	(3,992)
INVESTING ACTIVITIES
Purchase of property and equipment, net	(133)	(2)
Purchase of intangible assets	—	(16)
Acquisition, net of cash acquired	—	(2,423)
Acquisition of CSI, net of cash acquired	(38)	—
Proceeds from sale of assets	13	—
Net cash used in investing activities	(158)	(2,441)
FINANCING ACTIVITIES
Proceeds from debt issuance	—	3,000
Payments on financing lease liabilities	(200)	(110)
Financing fees paid	—	(320)
Borrowings under line of credit, net	1,836	2,012
Proceeds from exercise of warrants	4	—
Debt payments	(250)	(975)
Cash fee paid on ELOC draw down notice	(72)	—
Proceeds from IPO and stock issuances	—	5,030
Proceeds from equity line of credit	1,412	276
Cash paid for IPO and stock issuance costs	—	(1,761)
Net cash provided by financing activities	2,730	7,152
Effect of foreign currency rates on changes in cash	(7)	—

NET CHANGE IN CASH & CASH EQUIVALENTS	(153)	719
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	727	11
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$574	$730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash flows from finance leases (interest)	17	$20
Financing cash flows from finance leases (principal portion)	200	110
Conversion of Special Preferred Units to debt	—	1,143
Conversion of Class B Preferred Units to 126,088 shares of common stock	—	29,180
Fair value of warrants issued to defer senior secured note installment payment	203	—
Conversion of long-term debt to Series Z Preferred Stock	—	1,937
Conversion of debt to stock	2,817	700
TotalStone preferred stock dividends charged to retained earnings	—	705
Operating cash flows from operating leases	1,281	399
Interest Paid	946	1,334
Income tax refunds, net of taxes paid	29	—

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

On December 1, 2025, through its indirect subsidiary Instone Canada Corp., the Company acquired 100% of the outstanding equity interests of Fraser Canyon Holdings Inc. ("FCHI"), and TotalStone, LLC acquired substantially all assets of Continental Stone Industries, Inc. ("CSIA"), collectively the "CSI business." FCHI is the parent company of Canadian Stone Industries Partnership, Canadian Stone Industries Inc., and CSIA, which together distribute natural and manufactured stone products wholesale from locations in Langley, British Columbia; North York, Ontario; and San Leandro, California. Effective at the closing of the CSI acquisition, the San Leandro, California operations were integrated into Instone's U.S. distribution network to consolidate West Coast operations; the CSI business today operates from two locations in British Columbia and Ontario.

Reverse Split Retroactive adjustment. On October 9, 2026, after the end of the quarter, the Company changed its state of incorporation from Delaware to Nevada, and on October 19, 2026, the Company effected a 1-for-30 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). All share and per-share amounts presented in these condensed consolidated financial statements, including weighted-average shares used in the computation of basic and diluted loss per share, have been retroactively adjusted for all periods presented to reflect the Reverse Stock Split. See Note 3 and Note 19.

Intercompany Sales. Net sales and cost of goods sold for the three months ended September 30, 2026 reflect a correction to the prior two quarters to eliminate sales among TotalStone, Carolina Stone and the CSI business within the nine months ended September 30, 2026. Of these eliminations, $792.0 thousand of net sales and $763.0 thousand of cost of goods sold relate to sales in the six months ended June 30, 2026, which reduced gross profit and increased the loss before income taxes for the three months ended September 30, 2026 by $30.0 thousand. Excluding the first-half amounts, net sales for the three months ended September 30, 2026 would have been $20,748 thousand. Of the first-half amounts, $265.0 thousand of net sales and $252.0 thousand of cost of goods sold relate to the three months ended March 31, 2026, and $527.0 thousand and $511.0 thousand to the three months ended June 30, 2026. Had they been eliminated in those quarters, net sales would have been $12,371 thousand for the three months ended March 31, 2026 and $20,953 thousand for the three months ended June 30, 2026, compared with $12,636 thousand and $21,480 thousand as reported. The amounts for the nine months ended September 30, 2026 include all intercompany eliminations for the period.

Note 2 IPO and Restructuring

On March 7, 2025 (the “Restructuring Date”), Capstone closed its Public Offering of 41,667 shares of common stock (the “Public Offering Shares”), which were registered under the Rule 424(b) of the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-1 (File No. 333-284105) which was declared effective by the SEC on February 14, 2025. The Public Offering Shares were sold at a public offering price of $120.00 per share, which generated net proceeds of approximately $3,252,000 after deducting underwriting discounts and commissions and other offering expenses.

On March 7, 2025, TotalStone entered into a fifth amended and restated limited liability company agreement to govern its operations and affairs and its relationship with its members, which post restructuring is solely Capstone.

Outstanding warrants to purchase 1,125 Class A Common Interests in TotalStone were cancelled on the Restructuring Date.

On the Restructuring Date, pursuant to a master exchange agreement (the “Master Exchange Agreement”) entered into by Capstone, TotalStone and TotalStone’s Class B and Class C Members, all of TotalStone’s Class B and Class C Preferred Interests were exchanged for 126,088 shares of Common Stock that constitute approximately 96% of the shares of Common Stock outstanding on the Restructuring Date, which were allocated to the Class B and Class C Members as set forth in the Master Exchange Agreement. As consideration for the issuance of 126,088 shares of Common Stock, the Class B and Class C Members surrendered their existing TotalStone’s membership interests and withdrew from the membership of TotalStone. Following the restructuring, BP Peptides, LLC, the owner of approximately 77.3% of Capstone’s shares prior to the restructuring, owned approximately 3% of Capstone’s shares on a post restructuring basis. Following the restructuring, the largest holder of Capstone’s shares (approximately 64%) was BPA XIV, LLC. BP Peptides, LLC is jointly controlled by Matthew Lipman, our chief executive officer and a member of our board of directors, and Michael Toporek, the chairman of our board of directors, and BPA XIV, LLC is controlled by Mr. Lipman. On the Restructuring Date, the Class C Member cancelled his Class A TS Warrants, and his right to receive incentive compensation from TotalStone. TotalStone’s Class C Preferred Interests were historically included in TotalStone’s Class B Preferred Interests on the Company’s consolidated balance sheet.

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

Note 3 Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The consolidated financial statements include the accounts of Capstone and its consolidated subsidiaries (collectively, the “Company”). Intercompany accounts and transactions have been eliminated. The preparation of these financial statements and accompanying notes is in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the financial statements include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. Those adjustments were of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the SEC's Form 10-Q instructions and Article 10 of Regulation S-X (the interim reporting rule). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements.

The consolidated balance sheet on  December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended on  December 31, 2025 (“2025 Form 10-K”). This report should be read in conjunction with our 2025 Form 10-K filed with the SEC on April 16, 2026, as amended on April 17, 2026.

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements, and are of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of  September 30, 2026 and its results of operations, cash flows, and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for any future period or the full year.

Reverse Stock Split. On October 19, 2026, after the balance sheet date and before these financial statements were issued, the Company effected a 1-for-30 reverse stock split of its common stock (the “Reverse Stock Split”), as described in Note 19. As per SAB Topic 4.C and ASC 505-20, all share and per share amounts of the Company’s common stock in these financial statements and notes, including weighted average shares outstanding, net loss per share, shares issued, shares issuable on conversion or exercise, and conversion and exercise prices, have been adjusted retroactively for all periods presented to reflect the Reverse Stock Split. The number of authorized shares and the par value of the common stock are stated as they were at each date. The terms of the Series Z Preferred Stock adjusted its number of shares and its stated value in proportion to the Reverse Stock Split, and those amounts have also been adjusted retroactively for all periods presented. Accordingly, the reduction in the aggregate par value of the outstanding common stock resulting from the Reverse Stock Split has been reclassified from common stock to additional paid-in capital for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make some estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period and accompanying notes. Management bases its estimates on historical experience and other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on management’s assumptions regarding current events and actions that may impact on the Company in the future, actual results may differ from these estimates and assumptions.

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

The Company's recurring fair value measurements as of September 30, 2026 consist of (i) the embedded conversion features bifurcated from the Senior Secured Convertible Notes, classified as derivative liabilities and measured at fair value using significant unobservable inputs (Level 3); and (ii) the contingent earn-out consideration related to the Carolina Stone (Carolina Stone Distributors, LLC) and (Fraser Canyon Holdings Inc.) acquisitions, measured at fair value (as stated in FASB ASC 805-30-35-1 Subsequent measurement) using a probability-weighted expected payout, discounted at a rate that reflects the risk of the underlying performance metric cash flow model with significant unobservable inputs (Level 3); changes in fair value are recognized in earnings. The Company also performs nonrecurring fair value measurements in connection with business combinations (Note 4) and goodwill impairment testing (Note 7), which involve Level 3 inputs including projected cash flows, discount rates, and market multiples. The Company has no recurring Level 1 or Level 2 fair value measurements as of September 30, 2026 or December 31, 2025.

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Summary of Significant Accounting Policies (cont.)

Cash

Cash consists of balances held in a commercial bank account.

Accounts Receivable

Accounts receivables are recorded and carried at the original invoiced amount less any estimates for allowance for doubtful debts that are potentially uncollectible amounts. The Company estimates the allowance for current expected credit losses (“CECL”) based upon its assessment of various factors, including historical experience, the accounts receivable balances aging, credit quality of its customers, current economic conditions, and other factors that may affect the Company’s ability to collect from customers. Additionally, the Company has elected to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of accounts receivable as it relates to the development of reasonable and supportable forecasts. As of September 30, 2026 and December 31, 2025, the allowance for doubtful accounts totaled approximately $146.0 and $127.0 thousand, respectively.

Certain of the Company’s contracts with customers include retainage provisions. Retainage represents amounts withheld from billings by customers until installation work has been inspected to ensure that performance obligations have been satisfied under the contract. (According to ASC 606). Company invoices are retained and included in contract receivables when obligations have been satisfied and the right to collect is subject only to the passage of time. As of September 30, 2026 and December 31, 2025, retainage receivables were $9.0 and $15.0 thousand, respectively.

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

Inventories

Inventories consisting of finished goods are stated at the lower cost or net realizable value. Cost is determined using the average cost method. Inventories also include deposits placed on inventory purchases for shipments not yet received or for which legal title has not yet been transferred. Significant prepaid inventory may be located overseas. The total prepaid inventory balance as of September 30, 2026 and December 31, 2025, is $212.0 thousand and $61.0 thousand, respectively. The reserve for obsolete inventory at September 30, 2026 and December 31, 2025, totaled $795.0 and $793.0 thousand, respectively.

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

Accordingly, as of June 30, 2026, the Company initially recorded a tariff refund receivable of $438.0 thousand, included within other current assets. The Company recorded the refund as a reduction of cost of goods sold in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026. Through September 30, 2026, the Company had collected the full amount of the tariff refund receivable of $438.0 thousand, together with statutory interest of $2.3 thousand.

On June 2, 2026, the U.S. Department of Justice filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit contesting CBP's obligation to refund certain entries that were liquidated and outside the applicable protest window, a category limited to importers pursuing refunds through litigation. The Company's claims were accepted through CBP's administrative refund process and are not within the scope of the appeal; accordingly, management does not expect the appeal to affect the recognized Tariff refund.

Additionally, the Company paid IEEPA and reciprocal duties indirectly through purchases of merchandise from suppliers that acted as importer of record on the related shipments. Through June 30, 2026, the Company did not recognize any recovery of these amounts, because recovery of these amounts depends on the suppliers' receipt of refunds from CBP and the Company's arrangements with those suppliers. Because the Company was not the importer of record on those shipments, it could not file CAPE refund claims for those duties and does not hold the direct legal right to the refunds.

On September 30, 2026, a supplier of the Company's subsidiary TotalStone, LLC ("TotalStone") issued TotalStone a credit memo of $516.6 thousand. The credit passes through to TotalStone the CBP refund of duties that the supplier, as importer of record, paid on merchandise it sold to TotalStone. The credit is unconditional and is applied against amounts TotalStone owes the supplier on future purchases. The Company recognized the credit as a reduction of cost of goods sold and an increase in other current assets. Because the Company expects to use the credit against purchases within the next twelve months, the credit memo is presented in other current assets in the accompanying unaudited condensed consolidated balance sheet. Issuing the credit memo did not involve cash; the Company will realize the credit as it is applied to future invoices from the supplier.

Property and Equipment

Property and equipment are stated at cost and is depreciated over the estimated useful lives ranging from three to forty years according to asset category. Depreciation is computed by using the straight-line method. Property and equipment is comprised of building, machinery and equipment, computer equipment, leasehold improvements, office equipment, vehicles, and furniture & fixtures. Minor maintenance and repairs are charged to expenses as incurred.

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

The Company’s goodwill is allocated to the Company’s reporting units for impairment assessment purposes. As of September 30, 2026, the Company has three reporting units: TotalStone (TotalStone, LLC), Canadian Stone Industries (Fraser Canyon Holdings Inc.), and Carolina Stone (Carolina Stone Distributors, LLC). The Company aggregates TotalStone and Canadian Stone Industries into a single reportable segment for ASC 280 segment-reporting purposes (see Note 18).

During the year ended December 31, 2025, the Company performed a quantitative goodwill impairment test for the Instone reporting unit as of October 1, 2025, and recorded a goodwill impairment charge of $6.2 million. See Note 7 for additional information regarding the Company's goodwill impairment testing. As of September 30, 2026, the Company concluded no quantitative goodwill impairment test was required.

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

Based on its qualitative assessment as of September 30, 2026, the Company concluded that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. Accordingly, an interim quantitative goodwill impairment test was not required, and no goodwill impairment charge was recorded for the three and nine months ended September 30, 2026. The Company is performing its annual goodwill impairment test as of October 1, 2026.

Goodwill balances as of September 30, 2026 and December 31, 2025 are $18,475.0 thousand and $18,460.0 thousand, respectively.

Intangible assets with finite lives consist of trade names, a distribution agreement, customer relationships and non-compete agreements that are amortized over the terms of the agreements or expected useful lives.

Long-lived Asset Impairments

Long-lived assets and finite lived identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that no impairment was required for the financial periods presented.

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

Revenue Recognition

Our sales primarily consist of distributing manufactured and natural stone cladding products, natural stone landscape products, and related goods for residential and commercial construction through a dealer network in 38 states and two Canadian provinces. For distribution sales, the Company recognizes revenue when control over the products has been transferred to the customer, typically upon shipment, and the Company has a present right to payment. For installation and project-based work, the Company recognizes revenue over time as performance obligations are satisfied. For production and custom residential jobs, revenue is generally recognized upon completion, as substantially all projects are short-term in nature. A small portion of commercial projects are recognized based on progress toward percentage of completion, typically through monthly billings. For the three and nine months ended September 30, 2026 and 2025, there were no significant estimates of variable consideration represented in revenue. Net revenue recognized at a point in time primarily relates to TotalStone, including the CSI business (see Note 18), which totaled approximately $16.8 million and $12.7 million for the three months ended September 30, 2026 and 2025, respectively. Net revenue recognized at a point in time totaled approximately $45.4 million and $33.4 million for the nine months ended September 30, 2026 and 2025, respectively. Net revenue recognized over time primarily related to Carolina Stone (see Note 18), which totaled approximately $3.1 million and $0.96 million for the three months ended September 30, 2026 and 2025, respectively. Net revenue recognized over time totaled approximately $8.7 million and $0.96 million for the nine months ended September 30, 2026 and 2025, respectively.

Shipping and Handling

The Company includes amounts billed to customers related to shipping and handling expenses in cost of goods sold.

Advertising Costs

Advertising and promotional expenses are expensed in the period incurred unless there are material costs that benefit future periods. The consolidated financial statements currently do not reflect any prepaid advertising expenses. Advertising expenses were $20.0 thousand and $5.0 thousand for the three months ended September 30, 2026 and 2025, respectively, and $70.0 thousand and $29.0 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Research and Development

Research and development costs are expensed as incurred and were not significant in the periods presented.

Mandatorily Redeemable Preferred Stock

The Company classifies preferred stock that embodies an unconditional obligation to redeem the instrument by transferring assets at a specified or determinable date as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. Such instruments are initially measured at fair value and subsequently measured at the present value of the amount to be paid at settlement, with interest expense accrued using the rate implicit at inception. Periodic dividend obligations on mandatorily redeemable preferred stock classified as a liability are presented as interest expense in the consolidated statements of operations. The Company's Series Z 8% Non-Convertible Preferred Stock has been assessed as mandatorily redeemable and is presented as a liability in the accompanying consolidated balance sheets. See Note 5 for additional information. The accompanying consolidated statements of changes in the stockholders' equity for the three and nine months ended September 30, 2025 have been revised to conform with year-end presentation.

Note 3 Summary of Significant Accounting Policies (cont.)

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to the common stockholders of Capstone Holding Corp. by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method and the if-converted method for convertible notes. Potential common shares that have anti-dilutive effect are excluded from computation. 3i February 2026 warrants issued with a nominal exercise price of $0.30 per share were considered common stock equivalents and were included in the weighted-average number of common shares outstanding used to compute basic earnings (loss) per share until July 10, 2026.

For the nine months ended September 30, 2026 and 2025, both the calculations for basic and diluted loss per share are the same as potential dilutive securities would have had an anti-dilutive effect. For the nine months ended September 30, 2026 and 2025, the number of incremental common shares from potentially dilutive securities consisted of the following:

The table below reflects the conversion price of $8.847 per share in effect at September 30, 2026 following the August 10, 2026 adjustment described in Note 11.

	September 30,	September 30,
	2026	2025

Convertible notes	113,033	85,766
Unvested restricted stock awards	226,807	—
Representative's warrant	—	2,083
Stock options	—	5
BP Peptides warrant	211	211
Total	340,051	88,065

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

As initially recognized in fiscal year 2025, contingent consideration of up to $825.0 thousand is payable as a singular payment based on Carolina Stone’s EBITDA performance during three annual measurement periods (fiscal years 2025, 2026, and 2027). Only one payment can be earned across all three periods. If Carolina Stone achieves EBITDA of at least $1,000.0 thousand in either the first or second measurement period, the seller receives the full $825.0 thousand, payable in equal quarterly installments through June 30, 2028. If the EBITDA threshold is not met in the first two periods, the seller may receive up to $825.0 thousand in the third measurement period in the full amount if EBITDA exceeds $1,000 thousand, or a pro-rata amount determined by linear interpolation between EBITDA of $775.0 thousand and $1,000.0 thousand if EBITDA falls between $800.0 thousand and $1,000.0 thousand. If EBITDA does not reach $800.0 thousand in any measurement period, no earn-out is payable. Based on Carolina Stone's financial results in the audited consolidated financial statements for the year ended December 31, 2025, the EBITDA threshold of $1,000.0 thousand was not achieved for the First Earn-out Period, and accordingly no Earn-Out Payment is payable in respect of the First Earn-out Period.

The fair value of contingent consideration at acquisition date of $250.0 thousand was estimated using a Monte Carlo simulation model with key assumptions including asset volatility of 35.0%, risk-free rate of 3.69%, and EBITDA projections based on management forecasts. The contingent consideration liability is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in change in fair value of contingent consideration in the consolidated statements of operations. As of September 30, 2026, the Company recognized an increase of $112.0 thousand resulting from the change in the fair value of the contingent consideration, primarily driven by updated EBITDA forecasts and the probability of achievement of the EBITDA targets. As of September 30, 2026 and December 31, 2025, the fair value of the contingent consideration was $363.0 and $250.0 thousand, respectively.

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

Purchase Consideration. The Fraser Canyon Acquisition comprises two simultaneous transactions: (i) the CSIA Asset Purchase, in which TotalStone, LLC acquired substantially all of the assets and assumed certain liabilities of Continental Stone Industries, Inc. for cash consideration of approximately US$459.0 thousand (CAD $647.0 thousand); and (ii) the FCHI Share Purchase, in which Instone Canada Corp., a wholly-owned subsidiary of TotalStone, acquired all of the outstanding shares of Fraser Canyon Holdings Inc. for consideration of approximately US$6,299.0 thousand (representing the FCHI Share Purchase portion of the combined transaction). Under ASC 805, both transactions have been accounted for as a single combined business combination because they were entered into in contemplation of one another and effected concurrently. The purchase consideration for the combined Fraser Canyon Acquisition consisted of: (i) C$6,200,000 in cash (approximately US$4,447 thousand at the closing-day exchange rate of US$1.00 = C$1.3943), of which US$459.0 thousand (C$647 thousand) represented the Continental Cash Purchase Price paid by TotalStone, LLC for the CSIA Asset Purchase, reduced by a working capital adjustment of C$473,189 (approximately US$339.0 thousand) that lowered the Cash Purchase Price payable to the FCHI sellers; (ii) Seller Note I in the principal amount of C$1,600,000 (approximately US$1,148.0 thousand), maturing March 31, 2027; (iii) Seller Note II in the principal amount of C$2,000,000 (approximately US$1,434.0 thousand), maturing December 1, 2028; and (iv) contingent earn-out consideration of up to C$3,000,000 (approximately US$2,152.0 thousand) based on Average EBITDA during the 2026–2027 and 2027–2028 measurement periods, with an acquisition-date fair value of US$99.0 thousand (US$79.0 thousand for Earn-Out Provision I and US$20.0 thousand for Earn-Out Provision II) as measured with the assistance of Loop Capital and reflected in the purchase price allocation set forth below. The seller notes, working capital adjustment, and earn-out provisions relate solely to the FCHI Share Purchase. U.S. dollar amounts have been translated from Canadian dollars at the closing-day exchange rate of US$1.00 = C$1.3943. During the nine months ended September 30, 2026, the Company settled the working capital adjustment under the purchase agreement, which increased the cash purchase price payable to the FCHI sellers by $38.0 thousand. The Company paid that amount in cash during the period and presented it within investing activities in the consolidated statements of cash flows. The increase in consideration resulted in a corresponding increase in goodwill.

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

Goodwill of $601.0 thousand was recognized in connection with the FCHI Share Purchase and is attributable primarily to the assembled workforce and expected synergies from integrating Canadian Stone Industries' western Canadian distribution operations with the Company's existing platform. The CSIA Asset Purchase did not result in goodwill, as the purchase consideration approximated the fair value of the net assets acquired; tax-basis goodwill arising from the CSIA Asset Purchase is amortizable for U.S. income tax purposes under Section 197 of the Internal Revenue Code. Goodwill arising from the FCHI Share Purchase is not deductible for Canadian income tax purposes. Goodwill related to the Fraser Canyon acquisition is allocated to the Canadian Stone Industries reporting unit.

The carrying amount of goodwill was $631.0 thousand and $616.0 thousand as of September 30, 2026 and December 31, 2025, respectively. The increase from the acquisition-date amount of $601.0 thousand to December 31, 2025, reflects a foreign currency translation adjustment by $15.0 thousand. During the nine months ended September 30, 2026, the Company recorded a measurement-period adjustment of $38.0 thousand that increased goodwill, resulting from the settlement of the working capital adjustment described above. This increase was partially offset by a foreign currency translation decrease of $23.0 thousand, resulting in a net increase in goodwill of $15.0 thousand for the nine months ended September 30, 2026. The Fraser Canyon earn-out liability was $137.0 thousand and $102.0 thousand as of September 30, 2026 and December 31, 2025, respectively, with the increase resulting from the remeasurement of the earn-out, partially offset by foreign currency translation. Together with the Carolina Stone earn-out described above, the earn-out payable presented on the consolidated balance sheets was $500.0 thousand and $352.0 thousand as of those dates, respectively.

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

Pro Forma Financial Information

The following unaudited pro forma information presents the Company’s consolidated results of operations for the nine months ended September 30, 2025 as though both acquisitions had been completed as of January 1, 2025:

Nine Months Ended
September 30,
2025
Revenue	$52,991
Net income (loss)	(5,519)
Earnings (loss) per common share:	(39.19)

The Company prepared this unaudited pro forma information under ASC 805-10-50-2(h), presenting consolidated results as if the Carolina Stone Holdings and the Fraser Canyon acquisitions had closed on January 1, 2025. Pro forma loss per share uses the restated weighted average number of common shares outstanding of 140,844 for the nine months ended September 30, 2025; neither acquisition involved share consideration.

Note 4 Business Combination (cont.)

The pro forma results include the following adjustments directly attributable to the acquisitions, consistent with the Company's prior pro forma disclosures in Forms 8-K/A filed with the SEC:

(a) Acquisition-related transaction expenses — The pro forma results include $894.0 thousand of non-recurring transaction expenses related to the Fraser Canyon acquisition. Under the assumed acquisition date of January 1, 2025, these costs would have been incurred during the period. Carolina Stone transaction expenses of $404.0 thousand are already reflected in the Company's historical results.

(b) Depreciation and amortization —A net increase in selling, general and administrative expenses of $102.0 thousand, made up of two parts:

●

Carolina Stone $87.0 thousand for January 1 through August 22, 2025. It amortizes the identifiable intangible assets recognized in the purchase price allocation: trade names of $670.0 thousand over 20 years, customer relationships of $740.0 thousand over 12 years, and non-compete agreements of $60.0 thousand (two over 5 years, one over 9 months). It also depreciates property and equipment on the new fair-value basis, and removes Carolina Stone’s historical goodwill amortization and depreciation.

●

Fraser Canyon $15.0 thousand for nine months of amortization on trade names of CAD$237.9 thousand over 20 years and customer relationships of CAD$242.1 thousand over 17 years, translated at the period’s average rate

(c) Financing costs — Additional interest expense of $759.0 thousand, as if the acquisition financing had been outstanding from January 1, 2025:

●	$609.0 thousand on the $3.5 million convertible note at 7.0%, including amortization of the original issue discount and debt issuance costs over its one-year term.
●	$100.0 thousand on the Fraser Canyon seller notes.
●	$50.0 thousand on the Carolina Stone seller note.

(d) Income taxes — No incremental tax effect has been recognized on the Carolina Stone or other U.S. pro forma adjustments, because the Company maintains a full valuation allowance against its U.S. net deferred tax assets. Canadian income tax effects of the Fraser Canyon adjustments are not material and have not been separately reflected.

The pro forma results do not represent what the Company would have reported had the acquisitions closed on the assumed date, nor do they predict future performance.

Note 5 Related Party Transactions

TotalStone is party to a management agreement with Brookstone Partners IAC, Inc. ("Brookstone"), an entity controlled by the Company's Chief Executive Officer and Chairman of the Board. Pursuant to this agreement, Brookstone provides annual consulting services totaling $400.0 thousand billed quarterly. The agreement also provides for an additional management fee equal to 5% of earnings before interest, taxes, depreciation, and amortization (EBITDA) in excess of $4.0 million, plus a special services fee in cash equal to two percent (2%) of total consideration of any acquisition of a majority of the equity interests of any entity. On January 21, 2026, Brookstone entered into a conditional fee waiver and deferral agreement with TotalStone, pursuant to which Brookstone agreed to waive the $400.0 thousand in management and consulting fees that would otherwise accrue during calendar year 2026. The obligation to pay such waived fees will be extinguished unless TotalStone achieves certain performance targets specified in the agreement. There were no management fees expensed for the nine months ended September 30, 2026 and $300.0 thousand for the nine months ended September 30, 2025, and are included in selling, general and administrative expenses.

In connection with the Carolina Stone acquisition, Brookstone earned a 2% special services fee of approximately $94.0 thousand, and in connection with the Continental Stone Industries asset purchase completed December 1, 2025, Brookstone earned a 2% special services fee of approximately $9.0 thousand, totaling $103.0 thousand which is included in accrued related party management fees. Together with $351.0 thousand of additional deferred management and special services fees accrued at TotalStone, accrued related party management fees were $454.0 thousand at December 31, 2025.

Amounts accrued for consulting services for Brookstone management fees totaled $550.0 thousand as of September 30, 2026 and December 31, 2025 and are included in management fee payable, related party. Separately, Gordon Strout, a director of the Company and Board Chairman of TotalStone, is party to an executive agreement with TotalStone pursuant to which he receives deferred compensation. Effective January 1, 2026, Mr. Strout no longer receives deferred compensation and receives $33,333 annually in management fees. As of September 30, 2026 and December 31, 2025, approximately $145.0 thousand of deferred compensation was accrued and payable to Mr. Strout under this agreement, which is included in accrued management fees on the consolidated balance sheet. The total management fees payable, related party was $695.0 thousand as of September 30, 2026 and December 31, 2025.

Effective February 1, 2026, in connection with the cost rationalization program implemented by the Board, the Company’s Chief Executive Officer reduced his annual base cash salary to $1.00. Mr. Lipman continues to serve as Chief Executive Officer without other cash compensation arrangements; he separately participates in the Company’s 2025 Plan as described in Note 15.

Stream Finance, LLC, which serves as a creditor on TotalStone’s mezzanine term loan, is managed by Brookstone. As of September 30, 2026 and December 31, 2025, the Company’s outstanding principal was $2,531,740 and $2,493,664, respectively. As of September 30, 2026 and December 31, 2025, accrued and deferred interest was $752,891 and $524,431, respectively. The Company has also accrued an amendment fee of $695,000 payable to Stream Finance on the Deferral Date (as defined in the Stream Finance Credit Agreement). On June 17, 2026, the Company and Stream Finance entered into the Fourth Amendment to the Stream Finance Credit Agreement, which extended the maturity date to September 30, 2028 (see Note 11).

On March 10, 2025, TotalStone paid Brookstone Partners IAC, Inc. $200,000 for financial advisory and related services with respect to Capstone’s capital raising transaction (the “Capstone Capital Raising Transaction”) as agreed upon in the Restated Management Fee Agreement and Transaction Fee Agreement executed in March 2025.

In connection with the Fraser Canyon acquisition, Nectarine Management, LLC, an entity whose voting of Company securities is solely controlled by Mr. Toporek, earned a consent fee of $88,700 (CAD $124,000), representing 2.0% of the gross cash consideration of CAD $6,200,000. The fee was invoiced on December 10, 2025 pursuant to a letter agreement dated September 15, 2025. Additional deferred fees of up to CAD $132,000 are payable as, if and when seller note principal repayments and earn-out payments are made. This amount is included in accrued related party management fees.

Promissory Note — Brookstone Partners Acquisition XXI Corporation. The $800,000 unsecured promissory note payable to Brookstone Partners Acquisition XXI Corporation was included in the combined principal and interest balance of $1,089,222 exchanged for 825,168 shares as originally issued, or approximately 27,506 shares as adjusted for the Reverse Stock Split of Series Z 8% Non-Convertible Preferred Stock on September 30, 2025 (see Series Z 8% Non-Convertible Preferred Stock below). Upon completion of the exchange, the note and all related obligations, including Capstone’s limited payment guaranty, were extinguished in full. As of September 30, 2026, no amounts remain outstanding.

Series Z 8% Non-Convertible Preferred Stock (Classified as Liability): On September 30, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 3,500,000 shares as Series Z Preferred Stock, no par value. A total of 1,467,532 shares, or approximately 48,918 shares as adjusted for the Reverse Stock Split, were issued to BP Peptides, LLC (642,364 shares as issued, or approximately 21,412 shares as adjusted) and Brookstone Partners Acquisition XXI Corporation (825,168 shares as issued or approximately 27,506 shares as adjusted), both affiliates of Brookstone Partners, in exchange for the extinguishment of outstanding related party promissory notes with a combined principal and accrued interest balance of approximately $1.94 million. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The Series Z Preferred Stock is non-convertible and carries a cumulative dividend at the rate of 8% per annum, accruing daily on the stated value of $39.60 per share ($1.32 before the Reverse Stock Split) based on a 360-day year of twelve 30-day months. Accrued but unpaid dividends compound quarterly. The Series Z Preferred Stock is mandatorily redeemable at the earlier of (a) the seventh anniversary of the original issue date ( September 30, 2032) or (b) the occurrence of a Fundamental Transaction, at a redemption price equal to the stated value plus all accrued and unpaid dividends. Because the Series Z Preferred Stock embodies an unconditional obligation requiring the Company to transfer assets to redeem the instrument at a specified date, and the instrument is non-convertible, the Company has classified the Series Z Preferred Stock as a liability in accordance with ASC 480-10-25-4, Distinguishing Liabilities from Equity. The Series Z liability was initially measured at fair value, which approximated the aggregate stated value of $1,936,893, and is subsequently measured using the interest method, with periodic accretion of interest expense at the 8% contractual rate. Interest expense of approximately $120,924 was recognized for the nine months ended  September 30, 2026. The carrying value of the Series Z liability, including accrued dividends as of September 30, 2026 and December 31, 2025, was approximately $2,097.0 thousand and $1,976.0 thousand, respectively.

Authorization of Related Party Exchanges. On August 7, 2026, the Board of Directors authorized, but did not direct, the Company to enter into exchange agreements with BP Peptides, LLC and Brookstone Partners Acquisition XXI Corporation, entities affiliated with Matthew Lipman, the Company’s Chief Executive Officer, and Michael Toporek, the Chairman of the Board, pursuant to which such holders would surrender shares of Series Z Preferred Stock in exchange for shares of common stock at a price per share representing a premium to the market price of the common stock. No exchange agreement has been executed, and no shares have been issued thereunder. The Board also approved in principle, and stockholders holding a majority of the voting power of the Company’s outstanding voting stock approved by written consent in lieu of a special meeting, the settlement of the remaining shares of Series Z Preferred Stock and accrued management fees payable to Brookstone Partners IAC, Inc. through one or more further exchanges. Each exchange would be at a price per share equal to 103% of the Nasdaq Official Closing Price on the trading day immediately preceding consummation, in one or more exchanges at any time on or prior to August 7, 2027, for up to 525,000 shares of common stock in the aggregate, and each recipient would sign an 18-month lock-up agreement. The Company filed a preliminary information statement on Schedule 14C describing the authorization with the SEC on September 14, 2026 and a definitive information statement on September 30, 2026, which was mailed to stockholders on or about October 6, 2026. No exchange could take effect before October 26, 2026, twenty days after the mailing. As of the date of this report, no exchange agreement has been executed, and no shares have been issued.

Staffing Agreement. The Company, for itself and its subsidiaries TotalStone, LLC (d/b/a Instone) and Carolina Stone Holdings, LLC, is party to a staffing agreement with Brookstone dated June 9, 2025, which was amended and restated in September 2026 (the “Staffing Agreement”). Under the Staffing Agreement, Brookstone employs, through its representative office in Bosnia and Herzegovina, the personnel it assigns to perform accounting, finance and technology functions for the Company and its subsidiaries on a remote basis, and is responsible for their payroll, payroll taxes, benefits and compliance with local labor law. The Company pays monthly fees for assigned employees and hourly rates for other personnel. Fees under the Staffing Agreement were $83.0 thousand and $7.0 thousand for the three months ended September 30, 2026 and 2025, and $159.0 thousand and $14.5 thousand for the nine months ended September 30, 2026 and 2025, and are included in selling, general and administrative expenses. The Audit Committee approved the amended and restated agreement by written consent dated September 10, 2026.

Note 6 Property and Equipment, Net.

A summary of the Company’s property and equipment is as follows in (“000’s”):

	September 30,	December 31,
	2026	2025
Property and Equipment, Net.
Land and buildings	$685	$685
Machinery and equipment	1,098	1,447
Computer equipment	274	291
Computer software	605	590
Furniture and fixtures	263	316
Vehicles	386	—
Leasehold Improvements	726	778
Total property and equipment	$4,037	$4,107
Accumulated depreciation and amortization	(2,084)	(2,022)
Total property and equipment	$1,953	$2,085

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2026 and 2025 was $110.0 and $63.0 thousand and for the nine months ended September 30, 2026 and 2025 was $364.0 and $192.5 thousand, respectively.

Note 7 Goodwill and Other Intangible Assets

The following tables summarize the Company’s other intangible assets in (“000’s”):

	Balance at September 30, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Non-compete agreements	$110	$(79)	$31
Customer lists	1,139	(314)	825
Tradenames	840	(37)	803
Distribution agreements	16	(14)	2
Total definite-lived intangible assets	2,105	(444)	1,661
Trademark	64	—	64
Indefinite-lived intangible assets	64	—	64
Total intangible assets	$2,169	$(444)	$1,725

	Balance at December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Non-compete agreements	$110	$(62)	$48
Customer lists	1,145	(254)	891
Tradenames	847	(17)	830
Other	16	(8)	8
Total definite-lived intangible assets	2,118	(341)	1,777
Trademark	64	—	64
Indefinite-lived intangible assets	64	—	64
Total intangible assets	$2,182	$(341)	$1,841

Finite-lived intangible assets are amortized over the estimated useful lives of the respective assets on a straight-line basis. Total amortization expense was $32.0 thousand and $2.0 thousand for the three months ended September 30, 2026 and 2025, respectively, and $102.0 thousand and $6.0 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Total future amortization expense for finite-lived intangible assets was estimated as follows in (“000’s):

Future
Amortization
Year	Expenses
Remainder of 2026	$33
2027	121
2028	122
2029	121
2030	119
Thereafter	1,145
Total	$1,661

The future amortization schedule above excludes $64.0 thousand of indefinite-lived trademarks, which are not subject to amortization and are tested for impairment at least annually.

Note 7 Goodwill and Other Intangible Assets (cont.)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 are as follows in (“000’s”):

Balance – December 31, 2025	$18,460
Measurement-period adjustment	38
Foreign currency translation	(23)
Balance – September 30, 2026	$18,475

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

Note 8 Fair Value Measurements

The Company’s fair value hierarchy policy is described in Note 3. The following table presents assets and liabilities measured at fair value by level:

	Level 1	Level 2	Level 3	Total
September 30, 2026 — Recurring
Derivative liabilities — embedded conversion features	–	–	$0.1	$0.1
Earn-out Payable	–	–	500	500
December 31, 2025 — Recurring
Derivative liabilities — embedded conversion features	–	–	702	702
Earn-out Payable	–	–	352	352
December 31, 2025 — Non-recurring (equity-premise)
Goodwill — Instone reporting unit	–	–	17,086	17,086

On September 30, 2026, the Company’s Level 3 recurring fair value measurements consisted of derivative liabilities of $0.1 thousand and earn-out payable of $500.0 thousand, compared with $352.0 thousand at December 31, 2025. The increase reflects a $112.0 thousand remeasurement of the Carolina Stone earn-out, driven by updated EBITDA forecasts and the probability of achieving the EBITDA targets (see Note 4), and a $40.0 thousand remeasurement of the Fraser Canyon earn-out, partially offset by a $3.0 thousand decrease in the U.S. dollar carrying amount of the Canadian dollar denominated Fraser Canyon earn-out resulting from foreign currency translation. The carrying amount of goodwill allocated to the Instone reporting unit was $17,086.0 thousand at both September 30, 2026 and December 31, 2025. The fair value of the Instone reporting unit was last measured, on a non-recurring basis using Level 3 inputs, in the quantitative impairment test as of October 1, 2025 described in Note 7. The Company’s interim assessment as of September 30, 2026 is described in Note 3. The goodwill of each of the Company's three reporting units - TotalStone (Instone), Canadian Stone Industries, and Carolina Stone - is evaluated for impairment at least annually, or more frequently if impairment indicators arise. Goodwill of the Canadian Stone Industries reporting unit ($631.0 thousand at September 30, 2026 and $616.0 thousand at December 31, 2025) and Carolina Stone reporting unit ($758.0 thousand at both dates) was recognized at acquisition-date fair value in the respective 2025 business combinations (see Note 4); based on its qualitative assessment as of September 30, 2026, the Company concluded that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount, and an interim quantitative goodwill impairment test was not required (see Note 3). The February 2026 warrants issued to 3i, LP — a non-recurring Level 3 fair value measurement during the period — are described in Note 14.

Note 8 Fair Value Measurements (cont.)

Derivative Liability

The Level 3 derivative liabilities, representing the embedded conversion features bifurcated from the Senior Secured Convertible Notes, decreased from $702.0 thousand as of December 31, 2025 to $0.1 thousand as of September 30, 2026, reflecting the derecognition of $61.0 thousand to additional paid-in capital upon partial conversions of the underlying notes and a net decrease in fair value of $641.0 thousand recognized in unrealized gain on derivative instruments in the accompanying unaudited condensed consolidated statements of operations.

The fair value was remeasured at each conversion date and at period end using the Black-Scholes option-pricing model with the inputs described above, including the effects of the April 16, 2026 and August 10, 2026 conversion price adjustments under the Senior Secured Convertible Notes, each of which was accounted for as a modification of the embedded derivatives (see Note 11), and the derecognition of the derivative liability associated with the July 2025 Note on its repayment on August 28, 2026. Each adjustment is accounted for as a modification of the embedded conversion features, with the resulting change in the fair value of the bifurcated derivative liabilities reflected in earnings of the quarter in which the adjustment occurred.

Significant unobservable inputs used in the Level 3 measurement of the derivative liabilities (Black-Scholes option-pricing model) are summarized below:

	SSN #1 at	SSN #2 at
	Issuance	Issuance	September 30,	December 31,
	(7/29/2025)	(10/22/2025)	2026	2025
Expected term (years)	0.51	0.5	0.08–0.31	0.08–0.31
Risk-free rate	4.28%	3.78%	4.02%–4.20%	3.67%–3.74%
Annualized volatility	129.30%	144.80%	99.11%	137.40%

Earn-out Payable

In addition to the embedded derivative liabilities described above, the fair value of each earn-out was determined at the respective acquisition date using an option-pricing model implemented through a Monte Carlo simulation of the underlying EBITDA of each acquired business.

The significant unobservable inputs used in the Carolina Stone earn-out valuation included EBITDA volatility of 35.0%, a risk-adjusted discount rate of 15.00% to 15.50%, and risk-free rates of 3.75% to 4.37% across the three annual measurement periods through 2027, with forecasted annual EBITDA ranging from $285 to $1,021.0 thousand. The Carolina Stone earn-out is capped at $825.0 thousand in total, subject to EBITDA floors and targets of $800.0 to $1,000.0 thousand. For the Fraser Canyon earn-out valuation, the significant unobservable inputs included EBITDA volatility of 40.0%, a risk-adjusted discount rate of 11.50%, and risk-free rates of 3.55% to 3.63% across the three annual measurement periods through 2028, with forecasted annual EBITDA ranging from CAD $776.0 to CAD $1,065.0 thousand.

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

As of September 30, 2026, the Company's Level 3 recurring fair value measurements include total contingent earn-out consideration of $500.0 thousand, comprising $363.0 thousand from the Carolina Stone acquisition and $137.0 thousand from the Fraser Canyon acquisition.

Note 9 Commitments and Contingencies

The Company is subject, from time to time, to certain legal proceedings and claims arising out of its business, which cover a wide range of matters, including product liability, advertising, contracts, environment, patent and trademark matters, labor and employment matters and tax. While considerable uncertainty exists, in the opinion of management, the ultimate resolution of the various lawsuits and claims will not materially affect our financial position, results of operations or cash flows.

Note 10 Line of Credit

On December 20, 2017, TotalStone executed a Revolving Credit, Term Loan and Security Agreement with Berkshire Bank (the “Revolving Credit Agreement”). The Revolving Credit Agreement has been amended fifteen times through the fiscal year ended December 31, 2025. In connection with the Carolina Stone acquisition, CS Purchase Holdings LLC, Carolina Stone Holdings, LLC, and Carolina Stone Distributors, LLC were added as co-borrowers under the Fourteenth Amendment, dated August 22, 2025. Under the Fifteenth Amendment, executed December 19, 2025, the lender is now Beacon Bank & Trust (successor by merger to Berkshire Bank), and the maturity date was extended to June 19, 2026. TotalStone’s maximum revolving advance amount is $11,500,000 for working capital purposes. Advances under the credit agreement are limited to a formula-based amount of up to eighty-five (85%) percent of the face amount of “Eligible Accounts Receivable” plus approximately fifty-four (54%) percent of the face amount of the TotalStone and Carolina Stone, “Finished Goods Inventory” up to a maximum inventory amount of $8.0 million.  Interest charged on the unpaid principal amount bears a rate per annum of Term SOFR plus 3.00% (6.79% and 6.99% at September 30, 2026 and December 31, 2025, respectively). The Borrower is required to maintain minimum undrawn availability of $317,000 at all times. The balance outstanding on the line of credit was $9.0 and $7.9 million as of September 30, 2026 and December 31, 2025 respectively. Financial covenants include a minimum Cash Flow Coverage Ratio of 1.15x and a minimum Tangible Net Worth of $1,250,000. As of September 30, 2026, the borrowers were in compliance with the minimum Cash Flow Coverage Ratio covenant under the Revolving Credit Agreement. The minimum Tangible Net Worth covenant is measured as of June 30 and December 31. The borrowers were in compliance with it as of June 30, 2026. The next measurement date is December 31, 2026. Additionally, under the Sixteenth Amendment, executed June 17, 2026, the maturity date was extended to December 31, 2026.

In connection with the Fraser Canyon acquisition, on November 7, 2025, Canadian Stone Industries and Klad Envelope Solutions Inc. entered into a Letter of Agreement with The Toronto-Dominion Bank ("TD Bank") providing Canadian Stone Industries with a revolving operating loan with a credit limit of CAD $5,000,000 for working capital purposes. Advances are available as Prime Rate Based Loans at Prime Rate + 0.50% per annum or United States Base Rate Loans at USBR + 0.50% per annum. The facility is uncommitted and repayable on demand. Advances are limited to a formula-based amount equal to the lesser of (i) CAD $5,000,000 and (ii) the sum of 80% of eligible Canadian and U.S. accounts receivable plus 50% of inventory held in Canada net of 30-day accounts payable. The balance outstanding on the TD Bank operating loan was approximately $3.0 million and $2.4 million as of September 30, 2026 and December 31, 2025 respectively. The TD Bank credit facility is secured by first-priority General Security Agreements from Canadian Stone Industries, Fraser Canyon Holdings Inc., Canadian Stone Industries (2022) Inc., Klad Envelope Solutions Inc., and Instone Canada Corp., covering all present and after-acquired personal property. Instone Canada Corp. has provided an unlimited guarantee. Financial covenants include a minimum trailing twelve-month Debt Service Coverage Ratio of 1.25x. As of September 30, 2026, the Borrowers were in compliance with the financial covenants under the TD Bank Letter of Agreement.

The combined outstanding balance under the Company's revolving credit facilities was $12.0 million and $10.3 million as of September 30, 2026 and December 31, 2025, respectively.

Note 11 Debt

As of September 30, 2026, the Company had $12.6 million of long-term debt, including the current portion, net of unamortized discounts and issuance costs, of which $3.9 million is payable within 12 months and $8.7 million is long-term.

A summary of the Company’s long-term debt is as follows in (“000’s”):

	September 30,	December 31,
	2026	2025
Long-term Debt

Mezzanine term loan to Stream Finance, LLC, a related party, collateralized by substantially all of TotalStone’s assets and subordinated to the Bank term notes. Interest is calculated monthly as the Base Rate divided by an Adjustment Factor of 0.75, not to exceed 15% per annum (see further details below), with a maturity date of September 30, 2028. On March 7, 2025, the Special Preferred Membership Interests were exchanged for loans in an aggregate principal of $1,143,646 and an amendment fee of $695,000 payable on the deferral date of September 30, 2028, as extended on June 17, 2026, which are included in this amount. At September 30, 2026 and December 31, 2025, $753.0 thousand and $524.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.

	$3,980	$3,713

Seller’s note with Avelina Masonry, LLC, which required monthly payments of $48.0 thousand. The original maturity date was November 13, 2022 but the loan has not been paid in full and is in default. The loan bears interest at one-month SOFR plus 4.5% plus 3.0% default (11.53% and 11.29%) at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, $377.0 thousand and $283.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,143	1,050

Seller's note with D22L, Inc., which requires quarterly interest payments commencing December 31, 2025 and quarterly principal payments of $100,000 commencing December 31, 2026. This Subordinated Promissory Note has a maturity date of February 22, 2028 and bears interest of 1.25% plus SOFR (5.15% and 5.59% at September 30, 2026 and December 31, 2025, respectively). At September 30, 2026 and December 31, 2025, $32.0 thousand and $25.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,282	1,275

Senior Convertible Note with 3i, LP. issued on July 29, 2025 with a principal amount of $3,272,966 and accrued interest of $229,108. This note was issued with an 8.34% original issue discount and bears interest at the rate of 7.0% per annum, with a maturity date of August 29, 2026 as extended effective July 29, 2026. At September 30, 2026 and December 31, 2025, $0.0 and $18.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	—	518

Seller’s note with Fraser Canyon Holdings Inc., which requires quarterly principal payments of CAD $400,000 commencing July 31, 2026, with the remaining principal due on maturity. This Subordinated Promissory Note has a maturity date of March 31, 2027 and bears interest at TD Bank’s prime rate plus 1.00% through November 30, 2026 and prime plus 3.00% after November 30, 2026. In the event of a default, the holders can add 200 bps to the interest rates while the default continues. At September 30, 2026 and December 31, 2025, $19.2 and $5.0 thousand of accrued interest remains unpaid, respectively.

	1,145	1,167

Seller’s note with Fraser Canyon Holdings, Inc., which requires quarterly principal payments of CAD $50,000 commencing March 31, 2027. This Subordinated Promissory Note has a maturity date of December 1, 2028 and bears interest at 30-day average SOFR plus 1.25%, stepping up to SOFR plus 2.50% after November 30, 2026 and SOFR plus 3.75% after November 30, 2027. At September 30, 2026 and December 31, 2025, $17.3 and $6.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,425	1,459

Senior Convertible Note with 3i, LP, issued on October 22, 2025 with a principal amount of $3,545,712. This note was issued with an 8.34% original issue discount and bears interest at the rate of 7.0% per annum, with a maturity date of December 13, 2027 as extended by an amendment dated November 6, 2026. At September 30, 2026 and December 31, 2025, $70.0 and $46.0 thousand of accrued interest remains unpaid and is included within this amount, respectively.	1,070	3,405

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

	3,147	3,161
	13,192	15,746
Less: unamortized premiums, discounts, and issuance costs	(606)	(2,695)
Total debt, net unamortized premiums, discounts, and issuance costs	$12,586	$13,051

Current portion of principal outstanding	3,939	5,675
Less: current portion of unamortized premiums, discounts, and issuance costs	(55)	(1,968)
Total current portion of long-term debt	3,884	3,707

Long-term portion of principal outstanding	9,253	10,071
Less: long-term portion of unamortized premiums, discounts, and issuance costs	(551)	(727)
Total long-term debt, net of current portion	8,702	9,344
Total long-term debt	$12,586	$13,051

Note 11 Debt (cont.)

Mezzanine Term Loan — Stream Finance, LLC.

TotalStone, LLC is party to the Second Amended and Restated Credit Agreement, dated March 8, 2023, with Stream Finance, LLC (a related party), as agent (as amended, the "Stream Finance Credit Agreement"). The mezzanine term loan bears interest at 12% per annum payable in cash plus 2% paid-in-kind. As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $2,531,740 and $2,493,664, respectively, and the Company’s total obligation to Stream Finance — including accrued and deferred interest and the $695,000 amendment fee — was $3,979,631 and $3,713,095, respectively, as presented in the long-term debt table above. The amendment fee is payable on the Deferral Date, defined as the earliest occurring of (i) repayment or prepayment of the entire outstanding principal balance, (ii) acceleration of the loan, and (iii) the Stream Finance Maturity Date. The loan is secured by a second-priority lien on substantially all assets of TotalStone, LLC.

The following table summarizes the activity in the Stream Finance mezzanine term loan for the nine months ended  September 30, 2026:

Balance, December 31, 2025	$2,493,664
PIK interest	38,076
Balance, September 30, 2026	$2,531,740

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

Subordinated Promissory Note — Carolina Stone. In connection with the acquisition of Carolina Stone Holdings, LLC on August 22, 2025, CS Purchase Holdings LLC issued a subordinated promissory note to the seller in the original principal amount of $1,250,000 (the “CS Seller Note”). Following the final working capital adjustment of $56,047 added to the principal balance, the CS Seller Note had a balance of approximately $1,306,000 closing at the date of acquisition. The CS Seller Note bears interest at a rate of SOFR plus 1.25%, payable quarterly beginning December 31, 2025. Quarterly principal payments of $100,000 commence December 31, 2026, with the remaining balance due at maturity on February 22, 2028. The CS Seller Note is subordinated and unsecured, and is pre-payable without penalty. The outstanding balance as of September 30, 2026 was approximately $1,282,163.

Seller Notes — Fraser Canyon. In connection with the acquisition of Fraser Canyon Holdings Inc. and the assets of Continental Stone Industries, Inc. on December 1, 2025, Instone Canada Corp. issued two subordinated promissory notes to the sellers:

The First Seller Note was issued in the original principal amount of CAD $1,600,000 and matures on March 31, 2027. The note bears interest at TD Bank’s prime rate plus 1.00% through November 30, 2026, stepping up to prime rate plus 3.00% thereafter, payable quarterly. Principal payments of CAD $400,000 each are due on July 31, 2026 and October 31, 2026, with the remaining balance due at maturity. The note is guaranteed by Capstone Holding Corp. and includes a mandatory prepayment provision requiring 50% of net cash proceeds from Capstone equity or debt raises in excess of US $1,100,000. As of September 30, 2026, the outstanding principal balance was CAD $1,600,000 (approximately USD $1,125,920), excluding accrued interest. The CAD $400,000 principal payments due July 31, 2026 and October 31, 2026 were not made. Payment of the seller notes is subject to a Postponement and Assignment of Creditors Claim and Postponement of Security dated December 1, 2025 among the sellers, Instone Canada Corp. and TD Bank. Under Sections 2(a) and 2(d) of that agreement, the Company may make, and the holders may accept, payment on the seller notes only if the Company is not in default under its credit agreement with TD Bank and the payment would not create or cause such a default. The Company did not make the payments because doing so would have caused a default under the financial covenants in the TD Bank facilities. Under the terms of the note, these nonpayments are not events of default. The note remains outstanding and continues to accrue interest, and the Company has continued to pay the quarterly interest on the notes. Since October 2026, the Company has also paid CAD $25,000 a month of principal on the First Seller Note. Under Section 2(b) of that agreement, the holders may not accelerate the notes or exercise remedies while the TD Bank indebtedness is outstanding.

The Second Seller Note was issued in the original principal amount of CAD $2,000,000 and matures on December 1, 2028. The note bears interest at 30-day average SOFR plus an escalating margin: 1.25% through November 30, 2026; 2.50% from December 1, 2026 through November 30, 2027; and 3.75% thereafter, payable quarterly. Quarterly principal payments of CAD $50,000 commence March 31, 2027, with the remaining balance due at maturity. The note includes a mandatory prepayment provision requiring 50% of quarterly fixed charge excess cash flow to be applied to principal. As of September 30, 2026, the outstanding principal balance was CAD $2,000,000 (approximately USD $1,407,400), excluding accrued interest. Both notes are subordinated to the TD Bank credit facilities.

Note 11 Debt (cont.)

Liquidity and NASDAQ Listing Compliance

For the three months ended September 30, 2026, net sales were $19,956 thousand compared with $13,654 thousand for the same period in 2025, gross profit was $5,737 thousand compared with $3,254 thousand, gross margin was 28.7% compared with 23.8%, and the Company recorded income from operations of $406.0 thousand compared with a loss from operations of $768 thousand. For the nine months ended September 30, 2026, net sales were $54,072 thousand compared with $34,405 thousand, gross profit was $14,706 thousand compared with $7,709 thousand, gross margin was 27.2% compared with 22.4%, and the loss from operations narrowed to $659.0 thousand from $2,456 thousand. The third quarter was the second consecutive quarter of income from operations, and income from operations for the third quarter includes about $401 thousand of tariff recoveries that management treats as a one-time benefit (see item iii below). Income from operations was $406.0 thousand in the three months ended September 30, 2026, after income from operations of $432.0 thousand in the three months ended June 30, 2026. Income from operations for the three months ended September 30, 2026 includes the $516.6 thousand supplier credit described in Note 3.

The Company has nonetheless generated recurring net losses, including a net loss of $3,927 thousand for the nine months ended September 30, 2026, and had negative cash flow from operations in the year ended December 31, 2025. In January 2026, the Company received a notification from the Nasdaq Stock Market indicating that the closing bid price of its Common Stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The minimum bid price is the only listing deficiency for which the Company has received notice from Nasdaq. At the Annual Meeting of Stockholders held June 18, 2026, the Company’s stockholders approved an amendment to the Certificate of Incorporation to effect a reverse stock split of all outstanding shares of common stock at a ratio of not less than 1-for-5 and not more than 1-for-50, with the exact ratio and timing to be determined by the Board in its sole discretion at any time within twelve months of stockholder approval. On October 19, 2026, after the end of the quarter, the Company effected the 1-for-30 Reverse Stock Split (see Note 19). On November 2, 2026, Nasdaq notified the Company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2). Continued listing on Nasdaq supports the Company’s access to capital markets, including its ability to issue shares under the ELOC. As described in Part II, Item 1A, if the MVLS Rule becomes operative and the market value of the Company’s listed securities remains below $5 million for 30 consecutive business days, Nasdaq would suspend trading in the Common Stock, which would prevent sales under the ELOC.

The principal conditions are the following: a net loss of $3,927 thousand and net cash used in operating activities of $2,718 thousand for the nine months ended September 30, 2026; holding company cash of about $126.5 thousand at the date these condensed consolidated financial statements are issued, against a forecast holding company cash requirement of about $1.26 million over the following twelve months; the maturity on December 31, 2026 of the Revolving Credit Agreement with Beacon Bank & Trust, under which $9,025 thousand was outstanding at September 30, 2026; the Event of Default under the October 2025 Note, which matured on October 22, 2026 without being paid; and the Avelina Masonry note, which has been in default since November 13, 2022. Since June 30, 2026, the Company repaid the July 2025 Note in full on August 28, 2026, reduced the principal of the October 2025 Note from $1,650.4 thousand to $1,000.0 thousand at September 30, 2026, and on November 2, 2026 regained compliance with the Nasdaq minimum bid price requirement. On November 6, 2026, the Company and 3i, LP entered into an amendment to the October 2025 Note that extends its maturity date to December 13, 2027 and, before that date, bars 3i, LP from requiring redemption, collecting any amount or exercising any remedy on account of the Event of Default described above (see Note 19).

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

i.

Management expects the operating subsidiaries to generate cash from operations in the fourth quarter as accounts receivable and inventory are reduced from seasonal highs and has identified further reductions in inventory at TotalStone and at the CSI business that can be realized if required. Management expects a portion of the cash generated at TotalStone to be available to fund holding company obligations. Management does not expect cash generated at the CSI business to fund holding company obligations;

ii.

Management forecasts that TotalStone and Carolina Stone will generate cash in excess of what the Cash Flow Coverage Ratio covenant under the Revolving Credit Agreement requires. Management plans to transfer part of that cash to the holding company. Each transfer requires the written consent of Beacon Bank & Trust, and management expects Beacon Bank & Trust to consent to transfers that leave the borrowers in compliance with that covenant;

iii.	As described in Note 3, U.S. Customs and Border Protection accepted all of TotalStone’s claims for refund of $438.0 thousand of IEEPA and reciprocal duties paid from March 2025 through February 2026. By September 30, 2026, TotalStone had received the full amount plus $2.3 thousand of interest. On September 30, 2026, a supplier that imported goods sold to TotalStone also issued a $516.6 thousand tariff-refund credit against future purchases, which management expects to use in the fourth quarter of 2026 and possibly the first quarter of 2027. Management treats about $439.0 thousand of the nine-month recoveries ($401 thousand in the third quarter) as a one-time benefit, being the amount by which they exceed the duties allocated to 2026 cost of goods sold;

iv.

The Company sold shares for gross proceeds of $1,412.4 thousand during the nine months ended September 30, 2026 under its Equity Line of Credit agreement (the “ELOC”) with Tumim Stone Capital, LLC, and approximately $18.3 million of the $20.0 million commitment remained undrawn at September 30, 2026. Proceeds in the three months ended September 30, 2026 were $792.6 thousand from 50 purchases, more than the $619.8 thousand from 20 purchases in the six months ended June 30, 2026. Under a second amendment dated November 6, 2026, the term of the ELOC runs to January 1, 2028. Management plans to replace the ELOC before it terminates, through a new agreement with the ELOC investor or an at-the-market offering program. Sales under the ELOC require an effective registration statement for the resale of the shares. After the September 30, 2026 purchase, 51,893 registered shares remained available, and a registration statement for an additional 333,333 shares was filed on October 30, 2026 and was declared effective by the SEC on November 10, 2026. No purchase was made under the ELOC from October 1, 2026 to October 19, 2026, while the Company changed its state of incorporation and effected the Reverse Stock Split. Purchases resumed on October 20, 2026, and 45,055 shares remained available under the existing resale registrations after the November 9, 2026 purchase. At the October 29, 2026 closing price of $2.73, those shares and the 333,333 shares in the new registration statement, 378,388 shares in all, would represent approximately $1.0 million before purchase price discounts and placement agent fees. Sales beyond those shares would require a further registration statement. On June 16, 2026, the Company entered into an Amended and Restated Common Stock Purchase Agreement under which each purchase is capped at the lesser of 33,333 shares or 25% of trading volume during the applicable valuation period, and which permits the Company to deliver a purchase notice against trading volume as it develops during a trading session. Each sale is made at the Company’s election, and the proceeds of any notice depend on the trading price and the trading volume of the Common Stock at the time of that notice; and

v.

The U.S. revolving credit facility with Beacon Bank & Trust (successor by merger to Berkshire Bank), with approximately $9.0 million outstanding as of September 30, 2026, was extended to December 31, 2026 by the Sixteenth Amendment dated June 17, 2026. The facility has been amended sixteen times since inception, and management is in discussions with Beacon Bank & Trust regarding a longer-term extension. On November 5, 2026, Beacon Bank & Trust informed the Company in writing that it is finalizing an extension memo for the facility through December 2029 and expects approval by early December 2026. No extension has been approved or signed. The Canadian operating loan with The Toronto-Dominion Bank has a credit limit of CAD $5,000,000 and is uncommitted, repayable on demand and subject to annual renewal. CSI has banked with TD since at least December 30, 2003, when TD registered a general security agreement over all of CSI’s personal property in British Columbia. TD has kept that registration current and in 2015 extended it to Fraser Canyon Holdings. TD has renewed the operating loan each year, most recently by Letter of Agreement dated November 7, 2025, after the acquisition, and management expects it to be renewed in the normal course. The Company was in compliance with the financial covenants under both facilities at September 30, 2026.

Based on this evaluation, management has concluded that these plans alleviate the substantial doubt about the Company’s ability to continue as a going concern.

CAPSTONE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Convertible Notes.

The embedded conversion features are bifurcated as derivative liabilities and measured at fair value at each reporting date with changes in fair value recognized in earnings, in accordance with ASC 815-15. In July 2025, the Company issued a Senior Secured Convertible Note to 3i, LP (the "July Note") in the original principal amount of $3,272,966 (issued with an 8.34% original issue discount), maturing July 29, 2026. In October 2025, the Company issued a second Senior Secured Convertible Note to 3i, LP (the "October Note") in the original principal amount of $3,545,712, maturing October 22, 2026. Both notes bear interest at 7.0% per annum, with quarterly cash amortization beginning after 90 days. The notes are secured by a first-priority lien on substantially all of the Company's assets. The embedded conversion features were bifurcated and accounted for as derivative liabilities at fair value in accordance with ASC 815 (see the derivative instruments disclosure below).

During the year ended December 31, 2025, the Company entered into three amendments to the July Note and one amendment to the October Note that reduced the applicable conversion prices, from $51.60 to $30.00 and subsequently to $22.50 per share on the July Note, and from $33.00 to $22.50 per share on $1,772,856 of October Note principal with the remaining $1,772,856 continuing at $33.00 per share. During that year the Buyer converted $2,897,196 of principal and $202,804 of accrued interest into 105,556 shares of common stock, and the Company redeemed $61,942 of July Note principal and $4,336 of accrued interest in cash on September 3, 2025.

On April 16, 2026, pursuant to a unanimous written consent dated April 16, 2026, the Company and the Buyer entered into a Letter Agreement (the “April 2026 Letter Agreement”) reducing the Conversion Price applicable to $500,000 of principal under the October Note to $17.10 per share. On the same date, the Buyer submitted eight Notices of Conversion that aggregated to $1,725,136 of principal and $120,762 of interest converted into 85,240 shares of Common Stock. Of the principal converted: (i) $213,084 was converted at the reduced $17.10 conversion price established under the April 2026 Letter Agreement (the first conversion at the reduced price), with approximately $286,916 of capacity remaining at $17.10; (ii) $250,372 of principal under the July Note was converted at the prior $22.50 conversion price; and (iii) $1,261,680 of principal under the October Note was converted at the prior $22.50 conversion price. Following these conversions, the outstanding principal balance was approximately $250,372 on the July Note and approximately $1,650,388 on the October Note, before any further activity through the issuance date of these consolidated financial statements.

On July 29, 2026, the July 2025 Note matured with an outstanding principal balance of $250,372. The Company and the holder extended the maturity date to August 29, 2026. The extension was reported on a Current Report on Form 8-K filed with the SEC on August 3, 2026. On August 28, 2026, the note was fully redeemed and settled.

On August 10, 2026, the Company and the holder of the Senior Secured Convertible Notes entered into a Conversion Price Voluntary Adjustment Notice under Section 7(h) of each Note reducing the conversion price of both Notes to $8.847 per share, effective August 10, 2026 through the maturity date of the applicable Note. The adjusted price applies to all principal and other amounts outstanding under each Note, consisting of $250,372 of principal under the July 2025 Note, previously subject to a conversion price of $22.50, and $1,650,388 of principal under the October 2025 Note, of which $90,615 was previously subject to a conversion price of $22.50, $286,916 was previously subject to a conversion price of $17.10, and $1,272,856 was previously subject to a conversion price of $33.00. Following the adjustment, no principal amount outstanding under either Note remains subject to any other conversion price. Conversion is voluntary at the election of the holder. The adjustment is accounted for as a modification of the embedded conversion features, with the resulting change in the fair value of the bifurcated derivative liabilities reflected in earnings in the third quarter of 2026. A copy of the notice was filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

During the three months ended September 30, 2026, the July 2025 Note was settled in full through four sequential transactions:

●

August 12, 2026 — Partial Conversion. On August 12, 2026, the Holder elected to convert $112,999 of outstanding principal and $8,569 of accrued and unpaid interest in total of $121,568 into 13,741 shares of Common Stock at the contractual conversion price of $8.847 per share. Following this conversion, the remaining outstanding principal balance of the July 2025 Note was $137,373.

●

August 13, 2026 — First Holder Optional Redemption. Pursuant to Section 8(b) of the July 2025 Note, the holder exercised its Holder Optional Redemption right and required the Company to apply 50% of the $85,427 of proceeds from the Company’s August 12, 2026 equity line purchase notice, or $42,714 as a cash redemption of the outstanding balance to redeem $39,703 of principal, $2,887 of accrued interest and a make-whole amount of $123.52. Following this redemption, the remaining outstanding principal balance of the July 2025 Note was $97,670.

●

August 20, 2026 — Second Holder Optional Redemption. The holder exercised a second Holder Optional Redemption right based on aggregate VWAP Purchase Notices issued under the Equity Line between August 13, 2026 and August 20, 2026 totaling $60,740. Pursuant to Section 8(b) of the July 2025 Note, the Holder was entitled to 50% of those proceeds, or $30,370, as a cash redemption to redeem $28,229 of principal, $2,091 of accrued interest and a make-whole amount of $49. Following this redemption, the remaining outstanding principal balance of the July 2025 Note was $69,441.

●

August 28, 2026 — Full Payoff and Extinguishment. On August 28, 2026, the Company paid in full all remaining outstanding obligations under the July 2025 Note, including all outstanding principal of $69,441, all accrued and unpaid interest, and all accrued and unpaid late charges, in each case pursuant to Section 1 of the July 2025 Note. The July 2025 Note was fully extinguished as of August 28, 2026. As of September 30, 2026, the Company has no remaining obligations to 3i under the July 2025 Note.

During the three months ended September 30, 2026, the October 2025 Note was partially redeemed through the following transactions:

●

September 8, 2026 — First Holder Optional Redemption. Between August 31, 2026 and September 4, 2026, the Company generated aggregate proceeds of $13,655 from a series of VWAP Purchase Notices issued under the Common Stock Purchase Agreement with Tumim Stone Capital, LLC. Pursuant to Section 8(b) of the October 2025 Note, the Holder exercised its Holder Optional Redemption right on September 8, 2026, requiring the Company to apply 50% of those proceeds, or $6,827, as a cash redemption to redeem $6,381 of principal, $392.06 of accrued and unpaid interest, and a make-whole amount of $55. Following this redemption, the remaining outstanding principal balance of the October 2025 Note was $1,644,007.

●

September 14, 2026 — Second Holder Optional Redemption. On September 14, 2026, the Holder exercised a second Holder Optional Redemption right requiring the Company to apply 50% of the $7,035 of equity line proceeds from purchase notices delivered between September 8 and September 9, 2026, or $3,518, to redeem $3,287 of principal, $206 of accrued interest, and a make-whole amount of $24 for an aggregate redemption amount of $3,518. Following this redemption, the remaining outstanding principal balance of the October 2025 Note was $1,640,720.

●

September 23, 2026 — Six Fixed Conversions. On September 23, 2026, the Holder elected to convert an aggregate of $560,748 of outstanding principal and $39,252 of accrued interest and make-whole amounts in total of $600,000 into 67,820 shares of the Company's common stock at the contractual fixed conversion price of $8.847 per share, pursuant to a series of Fixed Conversion Notices (sub-notices 2, 4, 5, 6, 7 and 8). Following completion of all conversions, the remaining outstanding principal balance of the October 2025 Note was $1,079,972.

●

September 28, 2026 — Third Holder Optional Redemption. Between September 14 and September 24, 2026, the Company generated aggregate proceeds of $407,444 from VWAP Purchase Notices issued under the Equity Line. Pursuant to Section 8(b) of the October 2025 Note, the Holder exercised its Holder Optional Redemption right on September 28, 2026, requiring the Company to pay $85,570 as a cash redemption of a portion of the outstanding balance. The redemption price consisted of $79,972 of principal, $5,225 of accrued and unpaid interest, and a make-whole amount of $373. Following this redemption, the remaining outstanding principal balance of the October 2025 Note was $1,000,000.

As of September 30, 2026, the outstanding principal balance of the October 2025 Note is $1,000,000 convertible at $8.847 per share into approximately 113,033 shares of Common Stock and matures on October 22, 2026. The holder has treated an Event of Default as having occurred, has converted part of the note at the alternate conversion price that applies after an Event of Default, and has not demanded payment. On November 6, 2026, the Company and the holder entered into an amendment to the note that extends its maturity date to December 13, 2027. See Note 19, Subsequent Events.

Conversion activity for the nine months ended September 30, 2026 and the resulting principal balances are set out below.

	July 2025 Note	October 2025 Note	Total
Balance, December 31, 2025	$500,744	$3,358,797	$3,859,541
Converted to common stock	(363,371)	(2,269,156)	(2,632,528)
Repaid in cash	(137,373)	(89,640)	(227,013)
Balance, September 30, 2026	$—	$1,000,000	$1,000,000

Note	Conversion Price	Principal	Accrued Interest	Shares Issued
July 2025 Note	$22.50	$250,372	$17,526	11,907
July 2025 Note	$8.8470	112,999	8,569	13,741
October 2025 Note	$22.50	1,495,325	104,673	71,111
October 2025 Note	$17.10	213,084	14,916	13,333
October 2025 Note	$8.8470	560,748	39,252	67,820
Total		$2,632,528	$184,936	177,912

The following table summarizes the carrying value of the Company's senior secured convertible notes by note as of  September 30, 2026:

	SSN #1	SSN #2	Total
Stated principal	$—	$1,000,000	$1,000,000
Less: unamortized OID	—	(8,627)	(8,627)
Less: unamortized debt issuance costs	—	(7,804)	(7,804)
Less: unamortized derivative discount	—	(38,257)	(38,257)
Net carrying value	$—	$945,312	$945,312

The following table summarizes the carrying value of the Company’s senior secured convertible notes as of each period end:

	September 30,	December 31,
	2026	2025

Stated principal	$1,000,000	$3,859,541
Less: unamortized original issue discount	(8,627)	(327,052)
Less: unamortized debt issuance costs	(7,804)	(327,358)
Less: unamortized derivative discount	(38,257)	(1,636,352)
Net carrying value	$945,312	$1,568,779

The following table presents a roll forward of the derivative liabilities associated with the embedded conversion features for the nine months ended September 30, 2026:

	SSN #1	SSN #2	Total
Balance, December 31, 2025	$56,605	$645,151	$701,756
Change in fair value — amendments	24,780	327,894	352,674
Derecognition to APIC	(24,356)	(36,489)	(60,845)
Change in fair value — conversions	(80,879)	(979,827)	(1,060,706)
Change in fair value — remeasurement	23,850	43,352	67,202
Balance, September 30, 2026	$—	$81	$81

As of September 30, 2026, the following shares of common stock were issuable upon conversion of the outstanding senior secured convertible notes:

	Conversion Price	Principal	Shares Issuable
July Note	$8.847	—	—
October Note — Tranche 4	8.847	1,000,000	113,033
Total		$1,000,000	113,033

Scheduled maturities of long-term debt as of September 30, 2026, are as follows:

Remainder of 2026	$2,669
2027	1,412
2028	6,031
2029	44
2030	54
Thereafter	2,982
Total	$13,192

Note 12 Leases

As of September 30, 2026, the balance of our right-of-use (“ROU”) assets was $6.5 million, net, and total lease liabilities of $6.6 million (consisting of $1.7 million current and $4.9 million non-current), included in current portion, lease liability and lease liability net of current portion.

In connection with the acquisitions of Carolina Stone ( August 22, 2025) and Fraser Canyon Holdings/CSI ( December 1, 2025), the Company assumed operating leases for distribution, showroom, and warehouse facilities.

The Carolina Stone leases include: (i) approximately 13,500 square feet at 10306 Globe Road, Morrisville, NC, extended through May 31, 2027, at approximately $154,560 annually, and (ii) approximately 28,000 square feet at 901 Tulip Drive, Gastonia, NC, through June 30, 2029, at a starting annual base rent of $130,200 escalating at 3.5% annually. During 2026, Carolina Stone entered into five new lease agreements, including an operating lease for the 401 North premises effective July 1, 2026.

Moreover, the CSI leases include: (i) approximately 31,418 square feet at 27524–51A Avenue, Langley, BC, through July 31, 2030, at approximately CAD $627,024 annually, and (ii) approximately 30,000 square feet at 45 Fenmar Drive, North York, ON, through November 30, 2031, as extended in September 2026 and described below. Operating lease ROU assets of $906.0 thousand and corresponding lease liabilities were recognized at fair value upon the Carolina Stone acquisition date (see Note 4). Fraser Canyon/CSI ROU assets and lease liabilities are included in the purchase price allocation and totaled approximately $2.1 million.

Toronto Facility Lease Extension. Canadian Stone Industries Inc. ("CSI"), a wholly-owned subsidiary of the Company, leases approximately 30,000 square feet of warehouse and distribution space, inclusive of approximately 2,750 square feet of outdoor storage, at 45 Fenmar Drive, Toronto, Ontario (the "Toronto Facility") from CIR-Real Holdings Limited under an operating lease originally entered into in September 2006. The lease originally commenced December 1, 2006 and has been extended on several occasions, most recently for the period of five years from December 1, 2021 to November 30, 2026. Under a Lease Extension Agreement dated July 8, 2026 and executed September 25, 2026 (the "2026 Extension"), the lease term is extended for five years from December 1, 2026 through November 30, 2031. The 2026 Extension also grants CSI an option to extend the lease for one additional five-year period under the terms of the original lease.

The 2026 Extension constitutes a lease modification under ASC 842, Leases, as it grants an additional right of use not included in the original lease or prior extensions. Accordingly, the Company remeasured the operating lease right-of-use ("ROU") asset and operating lease liability as of September 25, 2026, the modification effective date, using an incremental borrowing rate of 6.85% determined as of August 31. As a result of the remeasurement, the Company recognized an operating lease ROU asset of $2,050 thousand and a corresponding operating lease liability of $1,987 thousand in September 2026. Lease cost is recognized on a straight-line basis over the modified lease term ending November 30, 2031 with extension option.

The maturity of our lease liabilities as of  September 30, 2026 is as follows in (“000’s”):

Year	Finance	Operating
Remainder of 2026	$89	$440
2027	264	1,701
2028	160	1,315
2029	104	1,263
2030	73	950
Thereafter	24	1,057
Total undiscounted Lease Payments	714	6,726
Less: Present value discount	(64)	(740)
Total Lease Liability	$650	$5,986

Lease expense recognized on our leases for the three and nine months ended September 30, 2026 and 2025 is as follows in (“000’s”):

	Nine Months Ended	Nine Months Ended	Three months Ended	Three months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Finance leases
Amortization expense	$212	$118	$78	$46
Interest expense	19	9	8	4
Operating leases
Straight-line rent expense	1,330	620	437	225
Total lease expense	$1,561	$747	$523	$275

The following summarizes additional information related to our leases for the nine months ended September 30, 2026 is as follows in (“000’s”):

	Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025
	Finance	Operating	Finance	Operating
Weighted-average remaining lease terms (years)	3.1	4.7	2.0	5.0
Weighted-average discount rate	5.91%	4.94%	4.53%	3.61%
ROU assets obtained in exchange for new lease liabilities	$412	$2,151	$180	$1,395

Note 13 TotalStone Preferred Units

The Company owns 100% of TotalStone’s outstanding common voting units. TotalStone’s historical Class B, Class C, and Special Preferred Membership Interests, and the payments made in respect of them, are described in the notes to the consolidated financial statements in the 2025 Form 10-K.

On the Restructuring Date ( March 7, 2025), all outstanding Class B and Class C Preferred Interests in TotalStone were exchanged for 126,088 shares of the Company’s Common Stock pursuant to the Master Exchange Agreement described in Note 2. The Special Preferred Membership Interests were also extinguished in connection with the restructuring. As of September 30, 2026, and December 31, 2025 no TotalStone preferred units remained outstanding.

Note 14 Warrants

TotalStone Class A Warrants. In April 2020, 1,175 warrants to purchase Class A common interests in TotalStone were granted to TotalStone management at an exercise price of $0.01 per unit, vesting over three years through March 31, 2023. Of the original grant, 50 warrants were previously forfeited, and the remaining 1,125 outstanding warrants were cancelled on the Restructuring Date ( March 7, 2025) in connection with the corporate restructuring described in Note 2. As of September 30, 2026 and December 31, 2025, no TotalStone warrants remained outstanding.

Representative's Warrant. In connection with the March 7, 2025, Public Offering, the Company issued warrants to the underwriters to purchase 2,083 shares of Common Stock at an exercise price of $120.00 per share. The Representative's Warrant became exercisable on September 5, 2025, and expired unexercised on September 7, 2026. No portion of the Representative’s Warrant was exercised before its expiration.

February 2026 Warrant (3i, LP). On February 12, 2026, in connection with the Letter Agreement deferring the $606,054 installment payment originally due January 22, 2026 under SSN #2 (see Note 11), the Company issued to 3i, LP a five-year warrant to purchase 13,500 shares of Common Stock at an exercise price of $0.30 per share, expiring February 12, 2031. The Company evaluated the modification under ASC 470-50, concluded the 10% test was not met, and accounted for it as a modification. The warrant was classified as equity under ASC 815-40 and is not subject to recurring remeasurement. The fair value of $203.0 thousand was estimated using the Black-Scholes option-pricing model with the following inputs: stock price $15.231 (CAPS closing on 2/12/2026), exercise price $0.30, expected term 5.0 years, risk-free rate 3.67%, dividend yield 0%, and annualized volatility 100.5%. The fair value was recorded as an increase to additional paid-in capital with a corresponding discount on SSN #2, which is being amortized to interest expense over the remaining term to maturity. On July 10, 2026, 3i, LP exercised all 13,500 warrants in full at the $0.30 exercise price, and the Company issued 13,500 shares of Common Stock in settlement. Upon exercise, the carrying amount of the warrant within additional paid-in capital was reclassified to common stock and additional paid-in capital to reflect the share issuance. The debt issuance cost associated with the warrants was fully expensed upon the exercise of the warrants. The Company has filed a registration statement on Form S-1 registering the resale of such shares.

Note 15 Stockholders’ Equity

As of September 30, 2026, the Company had 911,172 shares of Common Stock issued and outstanding, of which 226,807 shares were issued as restricted stock awards on March 30 and August 7, 2026 and have voting rights but are excluded from basic earnings per share until vesting and 25,000,000 shares of preferred stock authorized, of which 2,000,000 are designated as Series B Preferred Stock (985,063 shares of Series B Preferred Stock remain issued and outstanding) and 3,500,000 are designated as Series Z 8% Non-Convertible Preferred Stock (1,467,532 shares as issued, or approximately 48,918 shares as adjusted for the Reverse Stock Split, of Series Z 8% Non-Convertible Preferred Stock remain issued and outstanding, classified as a liability under ASC 480 — see Note 5).

Share activity for the nine months ended September 30, 2026 — including 177,912 shares issued upon partial conversions of the Senior Secured Convertible Notes (see Note 11), 13,500 shares issued upon exercise of the February 2026 warrant (see Note 14), 160,307 restricted shares issued on August 7, 2026 (see Stock Compensation below) and 200,524 shares issued under the May 2025 Equity Line of Credit agreement with Tumim Stone Capital, LLC for aggregate gross proceeds of approximately $1,412,435 — is presented in the consolidated statements of changes in stockholders’ equity. All 226,807 restricted shares issued on March 30 and August 7, 2026 (see Stock Compensation below) remained subject to the restrictions and forfeiture of the applicable award agreements as of September 30, 2026. Stock compensation expense with respect to 14,250 of those shares was fully recognized as of June 18, 2026, the date of the 2026 Annual Meeting, because the requisite service period for those awards ended on that date. The completion of expense recognition does not accelerate the lapse of the restrictions on those shares, which occurs only in accordance with the terms of the applicable award agreements. The February 2026 warrant to purchase 13,500 shares of Common Stock was exercised in full on July 10, 2026 (see Note 14). No Common Stock was repurchased or retired during the period.

Amendment to Certificate of Incorporation. On August 7, 2026, the Board of Directors approved, and stockholders holding a majority of the voting power of the Company’s outstanding voting stock approved by written consent in lieu of a special meeting, one or more amendments to the Company’s Certificate of Incorporation, as amended, to decrease the number of authorized shares of common stock and/or preferred stock, at such time and in such amounts as the Board of Directors may determine, including in connection with any reverse stock split. The holder of the Company’s Series B Preferred Stock consented to the amendments pursuant to Section 1.5 of the Certificate of Designation of the Series B Preferred Stock. The approval authorizes the amendments but does not effect them. As of the date of this report, the Company has not determined the reduced number of authorized shares, and no amendment decreasing the authorized shares has been filed. Any such amendment will be effective, if at all, at such time and in such amounts as the Board of Directors may determine, and not before a definitive information statement on Schedule 14C has been mailed to stockholders and the applicable waiting period has elapsed. The Company filed a preliminary information statement on Schedule 14C with the SEC on September 14, 2026 and a definitive information statement on September 30, 2026, which was mailed to stockholders on or about October 6, 2026.

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

In June 2015, our stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) and reserved 1,000,000 shares of our common stock for issuance. At  September 30, 2026 and  December 31, 2025, no shares remained available to grant under the Plan.

The Capstone Holding Corp. 2025 Stock Incentive Plan (the “2025 Plan”), which the Company’s stockholders adopted on November 18, 2025, as amended by the First Amendment approved by the stockholders on June 18, 2026, authorizes awards of up to 35% of the shares of common stock outstanding, measured as provided in Section 4(a) of the 2025 Plan, for issuance in the form of stock options, restricted stock awards, and other equity-based awards. On March 30, 2026, the Board approved an initial grant of 66,500 restricted stock awards (“RSAs”) under the 2025 Plan, at a grant-date fair value of $19.47 per share (the closing price of the Common Stock on the Nasdaq Capital Market on March 30, 2026), resulting in aggregate grant-date fair value of approximately $1,294,755. The grants are bifurcated into two cohorts: (i) 37,208 shares that vest in full on the third anniversary of the grant date ( March 30, 2029) subject to continued service, recognized straight-line over the 36-month service period; and (ii) 29,292 shares that vest in full only if the recipient’s service terminates by reason of death or disability, by action of the Company other than for cause (including a failure to be nominated for re-election), or by a failure to be re-elected by the stockholders, and that are forfeited if the recipient’s service terminates for any other reason, including a voluntary resignation. The requisite service period for these awards is the remainder of the recipient’s then-current term as a director, which may end before the awards vest. Because the grants were made on the last day of the first quarter, stock-based compensation expense recognized for the nine months ended September 30, 2026, included in selling, general and administrative expenses, was $643,936.

Total unrecognized compensation cost related to these grants was approximately $1,963 thousand as of September 30, 2026, expected to be recognized over the remaining service period of 9 months for cohort (i) and through the separation date from the Board of Directors, a weighted-average period of approximately 30 to 35 months, for cohort (ii).

Master Restricted Stock Agreements. On August 7, 2026, the Company entered into Master Restricted Stock Agreements (the "True-Up Agreements") with each of its seven directors, including Matthew Lipman, the Company’s Chief Executive Officer, and Michael Toporek, the Company’s Chairman, pursuant to the Company’s 2025 Stock Incentive Plan. Each True-Up Agreement fixes an Aggregate Reference Percentage for the recipient, ranging from 1.00% to 7.25%, with 7.25% for each of Mr. Lipman and Mr. Toporek, and provided for the initial grant of restricted shares made on August 7, 2026 described below. In addition, each True-Up Agreement provides that the Company will issue to the recipient, on an annual basis beginning January 31, 2027 and continuing until the earliest of March 31, 2031, the recipient’s separation from service, or such earlier date as approved by at least 80% of the Board, additional shares of restricted common stock equal to the recipient’s Aggregate Reference Percentage of the aggregate number of shares of the Company’s Common Stock issued during the applicable measurement period, plus the Aggregate Reference Percentage of that number of shares (the "True-Up Shares"). The True-Up Shares are issuable under, and subject to the share reserve limitations of, the 2025 Stock Incentive Plan, and are subject to vesting conditions substantially consistent with those described below with respect to restricted stock awards held by the Company’s executive officers and directors, as applicable.

Restricted Stock True-Up Awards. On August 7, 2026, the Compensation Committee approved, and the Company issued, 160,307 shares of restricted common stock to eleven executive officers and directors under the Capstone Holding Corp. 2025 Stock Incentive Plan, as amended (the “2025 Plan”), including the shares granted under the True-Up Agreements. The awards were made pursuant to the true-up framework approved by the Board on March 30, 2026, under which each participant is carried to a target ownership percentage as the number of shares of common stock outstanding increases. Section 4(a) of the 2025 Plan limits awards, after giving effect to the issuance of shares thereunder, to 35% of the shares of common stock outstanding as of the first trading day of each fiscal quarter; giving effect to these awards, aggregate shares issued under the 2025 Plan total 226,807 shares, or approximately 34.0% of the shares of common stock outstanding as of the first trading day of the third quarter of 2026, after giving effect to the awards. Awards to management participants vest on a three-year cliff on August 7, 2029, and awards to non-employee directors vest only if the recipient’s service terminates by reason of death or disability, by action of the Company other than for cause (including a failure to be nominated for re-election), or by a failure to be re-elected by the stockholders and are forfeited if the recipient’s service terminates for any other reason. The grant date fair value was $8.187 per share, the closing price of the common stock on August 6, 2026, as fixed by the Compensation Committee written consent dated August 7, 2026, and the Company will recognize compensation cost of approximately $1,312.4 thousand over the applicable vesting periods.

Note 15 Stockholders’ Equity (cont.)

As of September 30, 2026 and December 31, 2025, there were 0 and 2 stock options exercisable and vested at a weighted-average exercise price of $4,890.00, respectively. During 2026 and 2025, 2 and 15 options expired unexercised. No options were granted or exercised in 2026 or 2025.

Preferred Stock

On February 20, 2025, following the Company’s controlling shareholder’s approval, the Company filed an amendment to its Restated Certificate of Incorporation to increase the authorized shares of preferred stock to 25,000,000 shares. As of September 30, 2026, the Company had 985,063 shares of Series B Preferred Stock outstanding. Additionally, 1,467,532 shares of Series Z 8% Non-Convertible Preferred Stock, or approximately 48,918 shares as adjusted for the Reverse Stock Split, were issued and outstanding; however, the Series Z Preferred Stock is classified as a liability on the consolidated balance sheet pursuant to ASC 480, Distinguishing Liabilities from Equity (see Note 5).

The Tax Benefit Preservation Plan adopted by the Board on April 18, 2017 between the Company and Computershare, which had been extended in May 2024 through December 31, 2027, was cancelled on March 3, 2025 pursuant to the Master Exchange and Other Transaction Agreement.

Series B Preferred Stock: In February 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the Delaware Secretary of State, designating 2,000,000 shares as Series B Preferred Stock, no par value. Nectarine Management, LLC, an entity controlled by Michael Toporek, the chairman of the board of directors, purchased 985,063 shares of Series B Preferred Stock for a purchase price of $30,000. The holders of Series B Preferred Stock have the right to vote together with common stockholders, casting one vote per share before the Reverse Stock Split and one-thirtieth of a vote per share after it. Series B Preferred Stock is convertible into Common Stock at the holder’s option after the two-year anniversary of the Company’s March 2025 Public Offering, provided the Common Stock’s closing price meets or exceeds $1,200 per share, as adjusted for the Reverse Stock Split. Until less than 50% of the originally issued Series B Preferred Stock remains outstanding, holders of at least 50% of such shares may appoint two directors to the Board and the Company cannot take certain corporate actions without the approval of at least 50% of the outstanding Series B Preferred Stock. The terms of the Series B Preferred Stock were amended in August 2026 to provide for proportionate adjustment upon a stock split, reverse stock split or similar recapitalization of the Common Stock, as described below.

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

The Representative's Warrant issued in connection with the March 2025 Public Offering is described in Note 14.

At September 30, 2026, the remaining October 2025 Note (see Note 11) was convertible into shares of Common Stock at a conversion price of $8.847 per share, as adjusted on August 10, 2026. Its later adjustments are described in Note 19. During the year ended December 31, 2025, holders converted an aggregate principal amount of $2,897,196 into 105,556 shares of Common Stock at conversion prices ranging from $22.50 to $30.00 per share. Outstanding principal balances, conversion activity for the period, and shares issuable upon conversion are presented in Note 11. On April 16, 2026, the conversion price applicable to $500,000 of principal under the October Note was reduced to $17.10 per share (see Note 11). On August 10, 2026, the conversion price of both Notes was reduced to $8.847 per share with respect to all principal then outstanding (see Note 11). During the nine months ended September 30, 2026, the holder converted an aggregate of $2,632,528 of principal and $184,936 of accrued interest and make-whole amounts into 177,912 shares of Common Stock, and the July 2025 Note was repaid in full on August 28, 2026 (see Note 11).

The February 2026 Letter Agreement and the related warrant to purchase 13,500 shares of Common Stock are described in Note 14. During the nine months ended September 30, 2026, $202,733.56 of the discount recorded in connection with the warrant was fully amortized to interest expense. The warrant was exercised in full on July 10, 2026 (see Note 14).

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

Note 15 Stockholders’ Equity (cont.)

Stock-Based Compensation Expense

At the Annual Meeting held on June 18, 2026, stockholders elected Class I directors to serve until the 2027 Annual Meeting of Stockholders and Class II directors to serve until the 2028 Annual Meeting of Stockholders, in each case until their successors are duly elected and qualified.

Note 16 TotalStone 401(K) Retirement Savings Plan

TotalStone maintains a defined contribution pension plan, which covers all employees electing to participate after completing certain service requirements. Employer contributions are made at the Company’s discretion. Generally, the Company makes safe harbor matching contributions equal to 100% of employee contributions up to 4% of the employee’s Plan Compensation, as defined. Each participant is 100% vested in their salary deferral and the safe harbor matching contributions. Other employer discretionary contributions are subject to a graded vesting schedule. Company matching contribution expense was approximately $101.5 thousand for the nine months ended September 30, 2026.

Carolina Stone Distributors, LLC maintained a SIMPLE IRA plan covering eligible employees after 90 days of service. Under the plan, Carolina Stone matched employee contributions up to 3% of eligible compensation. Employer matching contributions for the period from the acquisition date of August 22, 2025 through December 31, 2025 totaled $10.0 thousand. The SIMPLE IRA was terminated effective December 31, 2025, and Carolina Stone employees became eligible to participate in TotalStone's 401(k) Plan effective January 1, 2026; contributions on their behalf during the nine months ended September 30, 2026 are included within the TotalStone matching contribution expense disclosed above.

Canadian Stone Industries Inc. sponsors a Group Registered Savings Plan ("Group RSP") through RBC covering all employees after three months of continuous service. Under the plan, CSI matches employee contributions at 4% of eligible compensation with immediate vesting. Employer matching contributions for the nine months ended September 30, 2026 totaled approximately $16.1 thousand.

Note 17 Income Taxes

For the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $1.0 thousand and $6.0 thousand, respectively. The Company did not record an income tax provision for the three and nine months ended September 30, 2025. The effective tax rate was (0.2)% for the nine months ended September 30, 2026 compared to 0.0% for the nine months ended September 30, 2025. The difference between the effective tax rate and the U.S. statutory federal rate of 21% is primarily attributable to the full valuation allowance against the Company’s U.S. net deferred tax assets, which prevents recognition of a tax benefit on U.S. pretax losses, and to Canadian income tax expense on the operations of Canadian Stone Industries Inc. at the applicable Canadian statutory rate. The provision recorded in each 2026 period consists of Canadian income taxes.

The Company continues to maintain a full valuation allowance against its U.S. net deferred tax assets, as it is not more likely than not that the Company will realize these deferred tax assets in future periods based on available positive and negative evidence, including the Company's recent history of losses. The deferred tax liability of $19.0 thousand and $20.0 thousand at September 30, 2026 and December 31, 2025 relates to the Company's Canadian operations and is not subject to the U.S. valuation allowance.

The Company applies an estimated annual effective tax rate to year-to-date pretax results in accordance with ASC 740-270. As of September 30, 2026 the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

The Company has substantial U.S. federal net operating loss carryforwards. Utilization of those carryforwards may be limited under Section 382 of the Internal Revenue Code if the Company experiences an ownership change as defined in that section. Shares of common stock outstanding increased significantly during the nine months ended September 30, 2026 through conversions of the Senior Secured Convertible Notes, issuances under the Equity Line of Credit and the restricted stock awards described in Note 15, and additional shares were issued after the balance sheet date as described in Note 19.

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

The Company's Chief Executive Officer serves as the chief operating decision maker ("CODM"). The CODM evaluates segment performance based on segment revenue, gross profit, and income (loss) from operations. Corporate overhead and certain shared services costs not directly attributable to a segment are reported within the Parent/Eliminations column. The tables also present interest expense and other non-operating items by segment and parent to reconcile income (loss) from operations to consolidated income (loss) before taxes. The accounting policies of the reportable segments are the same as those described in Note 3.

The following tables present financial information regarding the Company's reportable segments, reconciled to the Company's consolidated totals.

	Three Months Ended September 30,
	2026					2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$18,348	$3,136	$—	$(1,346)	$20,138	$13,033	$957	$—	$—	$13,990
Sales returns and allowances	(191)	—	—	9	(182)	(336)	—	—	—	(336)
Net sales	18,157	3,136	—	(1,337)	19,956	12,697	957	—	—	13,654
Cost of goods sold	13,321	2,183	—	(1,285)	14,219	9,680	720	—	—	10,400
Gross Profit	4,836	953	—	(52)	5,737	3,017	237	—	—	3,254
Selling, general and administrative expenses	3,491	943	802	1	5,237	2,470	298	602	—	3,370
Transaction Expenses	—	—	—	—	—	34	—	618	—	652
Change in fair value of contingent consideration	40	54	—	—	94	—	—	—	—	—
Income (loss) from operations	$1,305	$(44)	$(802)	$(53)	$406	$513	$(61)	$(1,220)	$—	$(768)
Gain (loss) on asset disposal, net.	29	3	—	—	32
Realized foreign currency gain (loss), net.	3	—	—	—	3	—	—	—	$—	—
Unrealized gain (loss) on derivative and debt instruments	—	—	(1)	—	(1)	—	—	(652)	—	(652)
Interest expense	(466)	(23)	(582)	—	(1,071)	(416)	(8)	(170)	—	(594)
Income (loss) from operations before taxes	$871	$(64)	$(1,385)	$(53)	$(631)	$97	$(69)	$(2,042)	$—	$(2,014)

Other financial information:
Depreciation & amortization (excluding amortization of finance lease right-of-use assets)	$79	$63	$—	$—	$142	$111	$7	$—	$—	$118
Capital expenditures	33	7	—	—	40	—	—	—	—	—

	Nine Months Ended September 30,
	2026					2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$47,235	$8,676	$—	$(1,346)	$54,565	$34,391	$957	$—	$—	$35,348
Sales returns and allowances	(502)	—	—	9	(493)	(943)	—	—	—	(943)
Net sales	46,733	8,676	—	(1,337)	54,072	33,448	957	—	—	34,405
Cost of goods sold	34,923	5,728	—	(1,285)	39,366	25,976	720	—	—	26,696
Gross Profit	11,810	2,948	—	(52)	14,706	7,472	237	—	—	7,709
Selling, general and administrative expenses	10,236	2,634	2,342	1	15,213	7,414	298	2,011	(210)	9,513
Transaction Expenses	—	—	—	—	—	34	—	618	—	652
Change in fair value of contingent consideration	40	112	—	—	152	—	—	—	—	—
Income (loss) from operations	$1,534	$202	$(2,342)	$(53)	$(659)	$24	$(61)	$(2,629)	$210	$(2,456)
Gain (loss) on asset disposal, net.	29	3	—	—	32	—	—	—	—
Unrealized gain (loss) on derivative and debt instruments	—	—	641	—	641	—	—	(652)	—	(652)
Realized foreign currency gain (loss), net.	(11)	—	—	—	(11)	—	—	—	—	—
Interest expense	(1,418)	(62)	(2,444)	—	(3,924)	(1,112)	(8)	(214)	—	(1,334)
Other income (expense) net	—	—	—	—	—	150	—	60	(210)	—
Income (loss) from operations before taxes	$134	$143	$(4,145)	$(53)	$(3,921)	$(938)	$(69)	$(3,435)	$—	$(4,442)

Other financial information:
Depreciation & amortization (excluding amortization of finance lease right-of-use assets)	$268	$198	$—	$—	$466	$341	$7	$—	$—	$348
Capital expenditures	122	11	—	—	133	2	—	—	—	2

Note 18 Segment Information (cont.)

	As of September 30, 2026					As of December 31, 2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Total assets	$56,611	$6,527	$5,790	$(12,073)	$56,855	$51,332	$5,531	$6,141	$(11,626)	$51,378

Note 19 Subsequent Events

The Company has evaluated subsequent events through November 12, 2026, the date these unaudited condensed consolidated financial statements were issued. Other than the events disclosed below, no other subsequent events occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Subsequent Equity Line of Credit Draws. Between October 1, 2026 and November 12, 2026, the Company submitted five VWAP Purchase Notices under the Equity Line of Credit agreement with Tumim Stone Capital, LLC (see Note 11), resulting in the issuance of an aggregate of 6,838 shares of Common Stock for aggregate gross proceeds of approximately $17.3 thousand. No further VWAP Purchase Notices were submitted through the date of this report.

Fraser Canyon Seller Notes. The Company did not make the CAD $400,000 principal payment due October 31, 2026 under the First Seller Note, for the reasons described in Note 11, and has continued to pay interest on the notes. Since October 2026, the Company has paid CAD $25,000 a month of principal on the First Seller Note.

Schedule 14C. On September 30, 2026, the Company filed a definitive information statement on Schedule 14C describing the stockholder consent of August 7, 2026, and mailed it to stockholders on or about October 6, 2026. The twenty-day period after the mailing ended on October 26, 2026. As of the date of this report, no exchange agreement has been executed and no certificate of amendment decreasing the authorized shares has been filed.

Redomiciliation — Merger into Nevada Corporation. At 12:01 a.m. Pacific Time on October 9, 2026, Capstone Holding Corp., a Delaware corporation, merged with and into Capstone Holding Corp., a Nevada corporation and wholly owned subsidiary of the Company, under an Agreement and Plan of Merger dated as of October 8, 2026 (the "Nevada Redomiciliation"). The Nevada Redomiciliation was approved by the Company's stockholders at the annual meeting of stockholders held on November 18, 2025. Each outstanding share of common stock, Series B Preferred Stock and Series Z Preferred Stock of the Delaware corporation was converted into one share of the same class or series of the Nevada corporation. As a result, the rights of the Company's stockholders are now governed by Nevada law and by the Nevada articles of incorporation and bylaws, which differ in some respects from the rights stockholders had under Delaware law. The holder of the Series B Preferred Stock consented to the Nevada Redomiciliation and waived any consent fee for it under its letter agreement with the Company, and the holders of the Series Z Preferred Stock consented to the Nevada Redomiciliation and waived, for the Nevada Redomiciliation only, the redemption of their shares that the certificate of designation would otherwise have required. Each such holder retained the same number of shares of the same respective series in the surviving Nevada corporation, and no preferred equity converted into common stock. No consideration other than shares of the surviving Nevada corporation was paid to any stockholder. All outstanding options, warrants, convertible notes, and other convertible securities of the Company, including the October 2025 Note described in Note 11, were assumed by the surviving Nevada corporation at the effective time of the merger on the same terms. The Nevada articles of incorporation authorize 50,000,000 shares of common stock, par value $0.0005 per share, and 25,000,000 shares of preferred stock. The Nevada Redomiciliation is intended to constitute a tax-free reorganization within the meaning of Section 368(a)(1)(F) of the Internal Revenue Code. The Company continues to operate under the name Capstone Holding Corp. and its common stock continues to trade on The Nasdaq Capital Market under the ticker symbol "CAPS." The Nevada Redomiciliation did not change the Company's business, directors, officers or fiscal year.

Reverse Stock Split. On October 6, 2026, the Board of Directors of the Company, pursuant to the authority granted by the Company's stockholders on June 18, 2026, approved a reverse stock split of the Company's issued and outstanding shares of common stock at a ratio of 1-for-30, and on October 15, 2026, after the Nevada Redomiciliation, the Board approved it again. The Reverse Stock Split was effected by a certificate of amendment to the Company's articles of incorporation filed with the Secretary of State of the State of Nevada on October 16, 2026 and effective at 12:01 a.m. Eastern Time on October 19, 2026, and the common stock began trading on a split-adjusted basis, under a new CUSIP number, at the open of trading on October 19, 2026. It reduced the shares of common stock outstanding from 27,536,950 to approximately 917,898. The total number of authorized shares of common stock and the par value of $0.0005 per share were not changed by the Reverse Stock Split, and the authorized common stock remains at 50,000,000 shares. The Company paid cash in lieu of any fractional shares that would otherwise have been issuable as a result of the Reverse Stock Split. Under their terms, the conversion price of the October 2025 Note increased from $0.2949 to $8.85 per share, which is $8.847 rounded to the nearest cent as the note provides; the votes per share of the Series B Preferred Stock and the closing price condition for its conversion adjusted proportionately, to one-thirtieth of a vote per share and $1,200 per share; and the number of outstanding shares and the stated value of the Series Z Preferred Stock adjusted proportionately, to approximately 48,918 shares and $39.60 per share. Section 7(d) of the October 2025 Note provides that on the sixteenth trading day after the Reverse Stock Split the conversion price is reduced to the Event Market Price, as defined in the note, if that price is lower. The sixteenth trading day after the Reverse Stock Split is November 10, 2026. On November 10, 2026, the conversion price of the October 2025 Note reset to $2.03 per share. At that price the $894,946.30 of principal outstanding is convertible into approximately 440,860 shares of Common Stock. All share and per-share amounts of common stock in these condensed consolidated financial statements, including weighted-average shares used to compute earnings (loss) per share and all per-share disclosures, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented (see Note 3). On November 2, 2026, Nasdaq notified the Company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2).

October 2025 Note. The October 2025 Note matured on October 22, 2026 with $918,281.38 of principal outstanding. The Company did not repay the note at maturity. Under the note, the failure to repay the outstanding amounts at maturity is an Event of Default on the sixth trading day after the maturity date. 3i, LP has treated an Event of Default as having occurred. On October 29, 2026, 3i, LP converted $23,335.08 of principal and $1,665.22 of interest, $25,000.30 in all, into 10,688 shares of Common Stock at the alternate conversion price that applies after an Event of Default, which is 90 percent of the lowest daily volume-weighted average price of the Common Stock in the ten trading days before conversion. The shares were issued on October 30, 2026, which left $894,946.30 of principal outstanding. 3i, LP has not demanded payment of the note. On November 6, 2026, the Company and 3i, LP entered into an amendment to the October 2025 Note that extends its maturity date to December 13, 2027. Under the amendment, before the new maturity date, 3i, LP may not, on account of any Existing Default, require redemption of the note, demand or collect any amount under it, or exercise any remedy against the Company, its subsidiaries or the collateral. The amendment defines an Existing Default as any Event of Default arising from circumstances that existed on or before the date of the amendment, and any Event of Default under Section 13(d) of the note arising from payments on the Company’s existing indebtedness. No default interest or late charge has accrued or will accrue through the new maturity date on account of any Existing Default or any failure to pay an amount that was due on or before the date of the amendment. 3i, LP keeps its right to convert the note at the alternate conversion price. For periods after October 22, 2026, interest accrues only on the principal outstanding from time to time, and the extension does not increase the minimum amount of interest stated in the note. The amendment also provides that the covenant in the note that prohibits other indebtedness from maturing before the note does not apply to indebtedness outstanding on the date of the amendment, to borrowings under revolving credit facilities in effect on that date up to their existing commitments, or to extensions, renewals or refinancings that do not increase the principal amount or the commitment. At the date of this report the note remained outstanding with $894,946.30 of principal, matures on December 13, 2027 and is subject to the standstill described above.

Equity Line Amendment. On November 6, 2026, the Company and Tumim Stone Capital, LLC entered into a second amendment to the Amended and Restated Common Stock Purchase Agreement, which extends the term of the ELOC to January 1, 2028. The amendment also removes the agreement’s restrictions on later waivers and amendments and waives any rights of the investor arising from actions of the Company before the date of the amendment that may have violated Sections 6.8 or 8.2 of the agreement. The amendment and the amendment to the October 2025 Note were reported on a Current Report on Form 8-K filed with the SEC on November 9, 2026.

October 2025 Note — Redemption Notice #4. On October 5, 2026, the Company received a Holder Optional Redemption Notice from 3i, LP (the "Holder") pursuant to Section 8(b) of the October Note. The notice was triggered by aggregate proceeds of $174,877.83 generated by the Company under VWAP Purchase Notices submitted to Tumim Stone Capital, LLC on September 29 and September 30, 2026. Pursuant to Section 8(b) of the October 2025 Note, the Holder elected to require the Company to apply a portion of such proceeds toward a Holder Optional Redemption of the October 2025 Note. The Holder Optional Redemption Price was $87,438.92, consisting of principal of $81,718.62, accrued but unpaid interest of $5,402.51, and a make-whole amount of $317.79. The Holder requested a redemption date of October 5, 2026, and the Company paid the redemption on October 5, 2026. Following this redemption, the outstanding principal balance of the October 2025 Note was $918,281.38, and interest and make-whole amount through maturity were $64,279.70.

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

Overview

Capstone Holding Corp., incorporated in Delaware in 1987 as a domestic corporation and reincorporated in Nevada on October 9, 2026, is a national, technology-enabled building products distribution and installation platform. Through our three operating subsidiaries — Instone (TotalStone, LLC), Canadian Stone Industries (Fraser Canyon Holdings Inc. and its subsidiaries, “CSI”), and Carolina Stone (Carolina Stone Distributors, LLC) — we distribute and install thin veneer stone, natural stone, manufactured stone, and related masonry and hardscape products for residential and commercial construction markets across 38 U.S. states and two Canadian provinces.

Instone, founded over 30 years ago, is the largest wholesale distributor of thin veneer masonry products in the United States, operating from four distribution centers in the Northeast, Midwest, Mid-Atlantic, and West Coast. CSI is a leading wholesale distributor of natural and manufactured stone products in Canada, operating from two locations in British Columbia and Ontario. Carolina Stone distributes and installs thin veneer stone and related masonry products for residential, commercial, and multi-family projects in the Southeast United States from three locations in North Carolina. Together, our platform offers over 3,000 SKUs across nine warehouse and distribution center locations, serving a diverse base of masonry dealers, contractors, builders, and homeowners.

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

A key differentiating factor for our strategy is that we own or are the exclusive distributor of seven of the brands we sell: Artepiso, Aura™, Beon Stone®, Interloc™, Nature’s Edge, Pangaea Stone® and Toro Stone™. Our products include stone veneer, landscape stone, and modular masonry fireplaces. The brands we distribute which we do not control include Cultured Stone®, Dutch Quality®, Eldorado Stone®, Isokern® and Willki Stone.

We operate in a market environment where there are about 7,000 building products dealers, most of which are privately held. Many of these dealers are not able to efficiently purchase or optimize storage space, which constrains their ability to sell the diverse range of products we offer. Our website enables dealers to buy in the quantities they require thus driving a more optimal level of inventory while also significantly reducing logistical challenges. We believe the ability for customers to buy in the quantities they need across many product lines instead of buying single product lines from different manufacturers helps them manage cash and, in turn, allows them to offer a higher level of service to their own customers.

We intend to continue to grow our business organically and through successfully integrating well-timed acquisitions.

Recent Developments

In addition to events previously disclosed, the following significant developments occurred during the financial periods covered by this Quarterly Report:

• Convertible Note, Price Adjustment (April 16, 2026). The Company and the holder of the Senior Secured Convertible Notes entered into a letter agreement to adjust the conversion price on $500,000 of principal outstanding under the October 2025 Convertible Note from $33.00 to $17.10 per share. The adjustment is accounted for as a modification of the embedded conversion feature, with the change in fair value of the bifurcated derivative liability reflected in earnings for the period (see Note 11).

• Convertible Note, Price Adjustment (August 10, 2026). The Company and the holder of the Senior Secured Convertible Notes entered into a Conversion Price Voluntary Adjustment Notice reducing the conversion price of both Notes to $8.847 per share with respect to all $1,900,759.78 of principal then outstanding. At that price the outstanding principal is convertible into approximately 214,848 shares of Common Stock. The adjustment is accounted for as a modification of the embedded conversion features, with the change in fair value of the bifurcated derivative liabilities reflected in earnings in the third quarter of 2026 (see Note 11).

• Convertible Note, Maturity Date Extension (November 6, 2026). The Company and the holder of the October 2025 Convertible Note entered into a first amendment to the October 2025 Convertible Note, which extends the maturity date of the October 2025 Note from October 22, 2026 to December 13, 2027. Before that date, the holder will not enforce or collect on account of any event of default arising on or before the date of this amendment, and no default interest or late charges accrue through that date on account of any such event of default. Interest for any period after October 22, 2026 accrues only on the principal outstanding. This amendment also excludes from the October 2025 Convertible Note covenant prohibiting maturity or acceleration of debt prior to the maturity date of the October 2025 Convertible Note the following agreements: existing indebtedness and existing revolving credit facilities and any extension, renewal, or refinancing of such indebtedness or those facilities that does not increase the principal amount outstanding or the commitment.

• Convertible Note Conversions and Repayment of the July 2025 Note. During the nine months ended September 30, 2026, an aggregate of $2,632,528 of principal and $184,936 of accrued interest and make-whole amounts were converted into 177,912 shares of Common Stock under the Senior Secured Convertible Notes. The July 2025 Note, which matured on July 29, 2026 and was extended to August 29, 2026, was repaid in full on August 28, 2026 after partial conversions and holder optional redemptions funded from equity line proceeds. In September 2026 the holder redeemed $89,640 of principal under the October 2025 Note from equity line proceeds and converted $560,748 of principal, leaving $1,000,000 of principal outstanding at September 30, 2026 (see Note 11).

• Revolving Credit Facility Waiver and Sixteenth Amendment. On May 18, 2026, the Company received a written waiver from Beacon Bank & Trust of the Company’s noncompliance with the minimum Cash Flow Coverage Ratio under the Revolving Credit Agreement as of March 31, 2026. On June 17, 2026, the Company entered into the Sixteenth Amendment to the Revolving Credit Agreement, extending the maturity date from June 19, 2026 to December 31, 2026 (see Note 10).

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

• Equity Line of Credit Draws. During the three months ended September 30, 2026, the Company submitted 50 VWAP Purchase Notices under the equity line with Tumim Stone Capital, LLC, resulting in the issuance of 149,032 shares of Common Stock for aggregate gross proceeds of approximately $792,587. During the nine months ended September 30, 2026, the Company submitted 70 notices for 200,524 shares and aggregate gross proceeds of approximately $1,412,435.

• 2025 Stock Incentive Plan; Restricted Stock Awards. On August 7, 2026, the Compensation Committee approved, and the Company issued, 160,307 shares of restricted common stock to eleven executive officers and directors under the 2025 Plan, including shares granted under the Master Restricted Stock Agreements entered into with the Company’s directors on the same date (see Note 15). Stock-based compensation expense for the March 30 and August 7, 2026 grants was approximately $644.0 thousand for the nine months ended September 30, 2026.

• Warrant Exercise. On July 10, 2026, 3i, LP exercised in full the February 2026 warrant to purchase 13,500 shares of Common Stock at $0.30 per share, and the Company issued 13,500 shares (see Note 14).

• Stockholder Consent and Schedule 14C. On August 7, 2026, the Board of Directors and stockholders holding a majority of the voting power approved by written consent one or more amendments to the Certificate of Incorporation to decrease the number of authorized shares, and the settlement of the Series Z Preferred Stock and accrued management fees payable to related parties through exchanges for up to 525,000 shares of Common Stock. The Company filed a preliminary information statement on Schedule 14C on September 14, 2026 and a definitive information statement on September 30, 2026, which was mailed to stockholders on or about October 6, 2026 (see Note 5 and Note 15). The Board also approved, and the holder consented to, an amendment to the Certificate of Designation of the Series B Preferred Stock, which was filed with the Delaware Secretary of State on August 10, 2026.

• Restatement. On August 12, 2026, the Company filed amendments to its Quarterly Reports for the periods ended June 30, 2025, September 30, 2025 and March 31, 2026 to restate the weighted average share and per share amounts and reported a related material weakness (see Item 4).

• Tariff Refunds. During the three months ended September 30, 2026, the Company collected the $438.0 thousand of IEEPA and reciprocal duty refunds recognized in the second quarter, together with statutory interest. In addition, on September 30, 2026, a supplier that acted as importer of record on merchandise TotalStone bought from it issued TotalStone a credit memo of $516.6 thousand. The credit is unconditional and is applied against amounts TotalStone owes the supplier on future purchases. The Company recognized the credit as a reduction of cost of goods sold and an increase in other current assets. The Company expects to use the credit against purchases within the next twelve months. The Company expects additional credits from another supplier, which it will recognize when issued. See Note 3.

• Staffing Agreement. In September 2026, the Company amended and restated its staffing agreement with Brookstone (see Note 5).

After the end of the quarter, on October 9, 2026, the Company changed its state of incorporation from Delaware to Nevada, and on October 19, 2026, the Company effected a 1-for-30 reverse stock split of its common stock (see Note 19 to the consolidated financial statements included in this Quarterly Report). All share and per share amounts of the Company’s common stock in this discussion and in Part II of this Quarterly Report have been adjusted for the reverse stock split.

On March 7, 2025, the Company closed its public offering (the “March 2025 Public Offering”) of 41,667 shares of common stock (the “Public Offering Shares”), which were registered under the Rule 424(b) of the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-1 (File No. 333-284105) which was declared effective by the SEC on February 14, 2025. The Public Offering Shares were sold at a public offering price of $120.00 per share, which generated net proceeds of approximately $3,252,000 after deducting underwriting discounts and commissions and other offering expenses.

In addition to its March 2025 Public Offering, the Company also executed various debt and equity restructuring transactions in the quarter ended March 31, 2025 that are described in Note 2 to the consolidated financial statements included in this Quarterly Report.

On August 22, 2025, the Company completed its membership interest purchase agreement of the Carolina Stone Holdings. The aggregate purchase price of the Holdings Membership Interest is (i) $2,625,000 in cash, subject to adjustment set forth in Section 2.6 of the Membership Purchase Agreement, plus (ii) a seller note in the original principal amount of $1,250,000, plus (iii) the amount payable pursuant to the terms of the earn-out agreement. The Company transferred $2,501,000 in cash to the Seller, representing the aggregate purchase price of $2,625,000 less $124,000 for the preliminary working capital adjustment as set forth in Section 2.6 of the Purchase Agreement.

Equity Line of Credit

On May 14, 2025, we entered into a purchase agreement (as restated and amended, the “Purchase Agreement”) with Tumim Stone Capital, LLC (the “Equity Line Investor”), pursuant to which the Equity Line Investor committed to purchase up to $20.0 million in shares of our Common Stock, subject to certain limitations and conditions as described in Note 11.

On June 26, 2025, the Company and the Equity Line Investor entered into a first amendment to the Purchase Agreement. The Purchase Agreement was amended and restated on June 16, 2026, and the amended and restated agreement was amended on July 2, 2026, as described in Note 11 to the consolidated financial statements included in this Quarterly Report.

On November 6, 2026, the Company and the Equity Line Investor entered into the Second Amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the parties extended the term of the Purchase Agreement from July 1, 2027 to January 1, 2028, subject to the other termination provisions thereof, removed certain restrictions on subsequent waivers and amendments, and waived any rights of the Equity Line Investor arising from actions taken by the Company prior to the date of the Purchase Agreement Amendment that may have violated Sections 6.8 or 8.2 of the Purchase Agreement.

Convertible Note Financing

On July 29, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Buyer”), pursuant to which the Company authorized the issuance of senior secured convertible notes to the Buyer, in the aggregate original principal amount of up to $10,909,885, which are being issued with a 8.34% original issue discount (each, a “Convertible Note”). The first Convertible Note was issued in the original principal amount of approximately $3,272,966 (the “Convertible Note Financing”). The Convertible Notes are convertible into shares of our common stock, in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $51.60. The Company received gross proceeds of $3,000,000, prior to the deduction of transaction related expenses, from the initial closing of the Convertible Note Financing. Concurrently with the Convertible Note Financing and the Purchase Agreement, the Company entered into a registration rights agreement and a security agreement with the Buyer.

On August 14, 2025, pursuant to Section 7(h) of the Conversion Note, the Company and the Buyer agreed, pursuant to a Conversion Price Voluntary Adjustment Notice executed by both parties, to reduce the Conversion Price of the Convertible Note with regard to $1,363,736 of principal of the Convertible Note to $30.00 per share starting on August 15, 2025 through the maturity date of the Convertible Note.

On October 5, 2025, pursuant to Section 7(h) of the Conversion Note, the Company and the Buyer agreed, pursuant to a Conversion Price Voluntary Adjustment Notice executed by both parties, to reduce the Conversion Price of the Convertible Note with regard to the entire principal of the Convertible Note to $30.00 per share starting on October 6, 2025 through the maturity date of the Convertible Note. The Company recognized an additional $845.0 thousand loss on debt extinguishment in October 2025 for the effect of this change in the conversion price.

On October 22, 2025, the Company issued to the Buyer a second Convertible Note in the original principal amount of $3,545,712.42 (the “October Note”). The October Note is convertible into shares of Common Stock, $0.0005 par value per share (the “Common Stock”), in certain circumstances in accordance with the terms of the Convertible Notes at an initial conversion price per share of $33.00. The Company received gross proceeds of $3,250,000, prior to the deduction of transaction-related expenses, from the closing of the October Note.

Exchange Agreement and Series Z Preferred Stock Certificate of Designation

The Chief Executive Officer of the Company, Matthew Lipman and the Chairman of the Board of Directors of the Company (the “Board”), Michael Toporek, control Brookstone Partners, a private equity group with 25 years of deep expertise in building products investments.

Entities controlled by Messrs. Lipman and Toporek, including Nectarine Management, LLC, held approximately 17% of the voting power of the Company’s outstanding voting stock at September 30, 2026. The notes held by BP Peptides, LLC (“BP Peptides”) and Brookstone Partners Acquisition XXI Corporation (“Brookstone Acquisition”) were exchanged for shares of Series Z 8% Non-Convertible Preferred Stock on September 30, 2025, as described below, and accordingly had no outstanding balance as notes payable as of September 30, 2026 and December 31, 2025. As of September 30, 2026, Stream Finance, LLC was the sole remaining related party note payable.

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

On September 30, 2025, following approval by the Audit Committee of the Board, the Company and each of BP Peptides and Brookstone Acquisition (collectively, the “Brookstone Lenders”), entered into an Exchange Agreement (the “Exchange Agreement”) whereby the Brookstone Lenders agreed to exchange their notes for shares of the Company’s newly created Series Z 8% Non-Convertible Preferred Stock (the “Series Z Preferred”). Based on the Nasdaq Official Closing Price of the Company’s common stock, $0.0005 par value per share (the “Common Stock”), of $1.32, before the reverse stock split, on the day prior to the parties entering into the Exchange Agreement, BP Peptides received 642,364 Series Z Preferred shares as originally issued, or approximately 21,412 shares as adjusted for the reverse stock split, and Brookstone Acquisition received 825,168 shares as originally issued, or approximately 27,506 shares as adjusted. The unaudited interim consolidated financial statements included in this Form 10-Q reflect the issuance of the Series Z shares as of September 30, 2025.

On September 30, 2025, following Board approval, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series Z 8% Non-Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware with up to three million five hundred thousand (3,500,000) Series Z Preferred shares being authorized for issuance.

Pursuant to the Certificate of Designation, the Series Z Preferred shares are not convertible into shares of Common Stock, have voting rights of one vote per share and will vote together as a single class with the Common Stock shareholders. Each share of Series Z Preferred will accrue cumulative dividends at a rate of eight percent (8%) per annum based on the stated value of $39.60 per share of the Series Z Preferred ($1.32 before the reverse stock split), accruing daily and payable, at the sole option of the Board, either in cash or payment-in-kind via the issuance of further shares of Series Z Preferred. The Series Z Preferred shares are redeemable upon the earlier of the seven-year anniversary of the issuance of the shares or the occurrence of a fundamental transaction (as defined in the Certificate of Designation).

On January 21, 2026, the Company entered into a conditional fee waiver agreement with Brookstone Partners IAC, Inc. under which Brookstone agreed to waive its $400.0 thousand annual management fee for fiscal year 2026, and the Company's Chief Executive Officer agreed to reduce his annual base cash salary to $1.00 with the fee waiver effective January 1, 2026 and the salary reduction effective February 1, 2026. The waived fees become payable if TotalStone's trailing twelve-month EBITDA, as defined in its senior credit agreement, reaches $4.0 million.

On February 12, 2026, the Company entered into a Letter Agreement with 3i, LP  (“3i”) modifying the Senior Secured Convertible Note dated October 22, 2025. The Letter Agreement deferred the $606,054 installment payment originally due January 22, 2026 to the maturity date. As consideration for the deferral, the Company issued to 3i a warrant to purchase 13,500 shares of common stock at an exercise price of $0.30 per share, exercisable for five years.

During the nine months ended September 30, 2026, the Company completed eighteen conversions of principal under the October Note; eleven conversions totaling $1,495,325 of principal and $104,673 of accrued interest, which were converted into 71,111 shares of common stock at a conversion price of $22.50 per share, one conversion totaling $213,084 of principal and $14,916 of accrued interest, which were converted into 13,333 shares of common stock at a conversion price of $17.10 per share, and six conversions totaling $560,748 of principal and $39,252 of accrued interest and make-whole amounts, which were converted into 67,820 shares of common stock at a conversion price of $8.847 per share.

During the nine months ended September 30, 2026, the Company completed two conversions of principal under the July Note: $250,372 of principal and $17,526 of accrued interest converted into 11,907 shares of common stock at $22.50 per share on April 16, 2026, and $112,999 of principal and $8,569 of accrued interest converted into 13,741 shares at $8.847 per share on August 12, 2026. The remaining principal of the July Note was redeemed for cash and the note was repaid in full on August 28, 2026 (see Note 11).

The Company completed 70 draws under its Equity Line of Credit during the nine months ended September 30, 2026, generating gross proceeds of approximately $1,412,435 for 200,524 shares of common stock.

On March 30, 2026, the Compensation Committee of the Board of Directors granted 66,500 restricted stock awards to executive officers and non-employee directors under the Company's 2025 Plan, with a grant-date fair value of $1,294,755. The awards generally vest at the third anniversary of the grant date for management recipients (with continued service required) and for non-employee director recipients, only upon the qualifying terminations of Board service described in Note 15; other terminations, including voluntary resignation, result in forfeiture. On August 7, 2026, the Compensation Committee granted a further 160,307 restricted stock awards under the true-up framework described in Note 15.

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

Other Income and Expenses

Other income and expenses consist primarily of interest expense on our line of credit and debt, changes in the fair value of derivative instruments, foreign currency gains and losses, and gains and losses on asset disposals.

Results of Operations

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the three months ended September 30, 2026 and 2025 in thousands:

Results of Operations Comparing Three Months Ended September 30, 2026 to 2025.

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Net Sales	$19,956	$13,654	$6,302	46%
Cost of goods sold	14,219	10,400	3,819	37%
Gross profit	5,737	3,254	2,483	76%

Operating expenses:
Selling, General and administrative	5,237	3,370	1,867	55%
Transaction expense	—	652	(652)	—%
Change in fair value of contingent consideration	94	—	94	—%
Income (loss) from operations	406	(768)	1,174	(153)%
Gain (loss) on asset disposal, net.	32	—	32	—%
Unrealized gain (loss) on derivative and debt instruments	(1)	(652)	651	—%
Realized foreign currency gain, net	3	—	3	—%
Interest and other expense, net	(1,071)	(594)	(477)	80%
Provision for Income Taxes	(1)	—	(1)	—%
Net loss	$(632)	$(2,014)	$1,382	(69)%

Sales

Net sales were $20.0 million for the three months ended September 30, 2026 compared to $13.7 million for the three months ended September 30, 2025. The period-over-period change in revenue was $6.3 million, or 46%, primarily driven by the full-period contributions from the Carolina Stone (August 2025) and Fraser Canyon (December 2025) acquisitions; Carolina Stone contributed $1.0 million of revenue in the 2025 period following its acquisition on August 22, 2025. Revenue from the Company’s legacy Instone operations increased approximately $0.4 million period-over-period; the change reflects approximately $2.2 million contributed by Carolina Stone and approximately $3.7 million contributed by Fraser Canyon. These amounts are after $1.3 million of intercompany eliminations recorded in the third quarter, of which $792.0 thousand relates to sales in the six months ended June 30, 2026 (see Note 1).

Cost of goods sold

Cost of goods sold increased by $3.8 million or 37%, for the three months ended September 30, 2026 compared to $10.4 million for the three months ended September 30, 2025.

The change in cost of goods sold was driven primarily by the increase in sales attributable to the Carolina Stone and Fraser Canyon acquisitions.

Gross profit margin was 28.7% for the three months ended September 30, 2026 compared to 23.8% for the three months ended September 30, 2025. The $516.6 thousand supplier credit recognized as a reduction of cost of goods sold (see Note 3) contributed approximately 2.6 percentage points of the increase, of which approximately 2.0 percentage points is the part of the credit that management treats as a one-time benefit (see Note 11); excluding the credit, gross margin was 26.2%. The remaining increase reflects the addition of Carolina Stone, whose stone distribution and installation mix carries a higher gross margin of approximately 30.4%, and the intercompany eliminations, which reduced net sales by $1.3 million and gross profit by $52 thousand (see Note 18). Excluding the supplier credit, gross margin in the TotalStone segment was 23.8%, consistent with the three months ended September 30, 2025.

Selling general and administrative expenses

Selling, general and administrative expenses increased by $1.9 million or 55%, for the three months ended September 30, 2026 compared to $3.4 million for the three months ended September 30, 2025, primarily driven by the full-period effect of the Carolina Stone ($645.0 thousand) and Fraser Canyon ($1.0 million) acquisitions and a $200.0 thousand increase in Parent expenses, which include stock-based compensation of $245.0 thousand on the restricted stock awards.

Transaction expenses

The Company recorded no transaction expenses in the three months ended September 30, 2026. The three months ended September 30, 2025 included $652.0 thousand of transaction expenses, $618.0 thousand at the Parent and $34.0 thousand at TotalStone.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $94.0 thousand for the three months ended September 30, 2026 compared to no change for the three months ended September 30, 2025, related to the remeasurement of the Carolina Stone and Fraser Canyon earn-outs.

Unrealized loss on derivative and debt instruments

Unrealized loss on derivative and debt instruments was $1.0 thousand for the three months ended September 30, 2026 compared to $652.0 thousand for the three months ended September 30, 2025, related to the Company’s Senior Secured Convertible Notes.

Realized foreign currency gain, net

Realized foreign currency gain, net, was $3.0 thousand for the three months ended September 30, 2026 compared to none for the three months ended September 30, 2025, related to the Canadian operations acquired in the Fraser Canyon acquisition.

Interest expense

Interest expense increased by $477.0 thousand, or 80%, for the three months ended September 30, 2026 compared to $594.0 thousand for the three months ended September 30, 2025, primarily driven by the amortization of debt discount and issuance costs on the Company’s Senior Secured Convertible Notes.

Provision for income taxes

The Company recorded a provision for income taxes of $1.0 thousand for the three months ended September 30, 2026, compared to no provision for the three months ended September 30, 2025. The provision consists of Canadian income taxes on the operations of Canadian Stone Industries Inc., which the Company did not own during the 2025 period. No U.S. tax benefit was recognized on the pretax loss in either period because of the full valuation allowance against U.S. net deferred tax assets.

The following is management’s discussion of the Company’s consolidated financial statements and results of operations for the nine months ended September 30, 2026 and 2025 in thousands:

Results of Operations Comparing Nine Months Ended September 30, 2026 to 2025.

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Net Sales	$54,072	$34,405	$19,667	57%
Cost of goods sold	39,366	26,696	12,670	47%
Gross profit	14,706	7,709	6,997	91%

Operating expenses:
Selling, General and administrative	15,213	9,513	5,700	60%
Transaction expense	—	652	(652)	—%
Change in fair value of contingent consideration	152	—	152	—%
Loss from operations	(659)	(2,456)	1,797	(73)%
Gain (loss) on asset disposal, net.	32	—	32	—%
Unrealized gain (loss) on derivative and debt instruments	641	(652)	1,293	—%
Realized foreign currency loss, net	(11)	—	(11)	—%
Interest and other expense, net	(3,924)	(1,334)	(2,590)	194%
Provision for Income Taxes	(6)	—	(6)	—%
Net loss	$(3,927)	$(4,442)	$515	(12)%

Sales

Net sales were $54.1 million for the nine months ended September 30, 2026 compared to $34.4 million for the nine months ended September 30, 2025. The period-over-period change in revenue was $19.7 million, primarily driven by the full-period contributions from the Carolina Stone (August 2025) and Fraser Canyon (December 2025) acquisitions; Carolina Stone contributed $1.0 million of revenue in the 2025 period following its acquisition on August 22, 2025. Revenue from the Company’s legacy Instone operations increased approximately $1.3 million period-over-period; the change reflects approximately $7.7 million contributed by Carolina Stone and approximately $10.7 million contributed by Fraser Canyon.

Cost of goods sold

Cost of goods sold increased by $12.7 million or 47%, for the nine months ended September 30, 2026 compared to $26.7 million for the nine months ended September 30, 2025.

The change in cost of goods sold was driven primarily by the increase in sales attributable to the Carolina Stone and Fraser Canyon acquisitions.

Gross profit margin was 27.2% for the nine months ended September 30, 2026 compared to 22.4% for the nine months ended September 30, 2025. Gross margin for the nine months ended September 30, 2026 benefited from the $438.0 thousand tariff refund recorded as a reduction of cost of goods sold in the second quarter and the $516.6 thousand supplier credit recognized as a reduction of cost of goods sold in the third quarter (see Note 3), which together contributed approximately 1.8 percentage points of the increase. The remaining increase reflects the addition of the CSI business, whose gross margin was approximately 28%, the addition of Carolina Stone, whose stone distribution and installation mix carries a higher gross margin of approximately 34%, and the intercompany eliminations, which reduced net sales by $1.3 million and gross profit by $52 thousand (see Note 18). Excluding the tariff refund and the supplier credit, gross margin in the legacy Instone business was approximately 21.7%, compared to 22.3% for the nine months ended September 30, 2025.

Gross margin excluding the supplier credit, and for the nine months also excluding the tariff refund, is a non-GAAP financial measure. The most directly comparable GAAP measure is gross margin. For the three months ended September 30, 2026, consolidated gross profit was $5,737 thousand, or 28.7% of net sales of $19,956 thousand. Excluding the $517 thousand supplier credit, it was $5,220 thousand, or 26.2%. Gross profit in the TotalStone segment was $4,836 thousand, or 26.6% of segment net sales of $18,157 thousand. Excluding the credit, it was $4,319 thousand, or 23.8%, compared with $3,017 thousand, or 23.8% of segment net sales of $12,697 thousand, for the three months ended September 30, 2025. For the nine months ended September 30, 2026, gross profit of the legacy Instone business was $8,604 thousand, or 24.4% of its net sales of $35,277 thousand. Excluding the $438 thousand tariff refund and the $517 thousand supplier credit, it was $7,649 thousand, or 21.7%, compared with $7,472 thousand, or 22.3% of net sales of $33,448 thousand, for the nine months ended September 30, 2025, before the acquisition of the CSI business. Management presents these measures because it treats the tariff recoveries as a one-time benefit (see Note 11), and excluding them shows gross margin on a basis comparable with the prior year. These measures should not be considered in isolation or as a substitute for gross margin determined in accordance with U.S. GAAP, and they may not be comparable to similarly titled measures of other companies.

Selling general and administrative expenses

Selling, general and administrative expenses increased by $5.7 million or 60%, for the nine months ended September 30, 2026 compared to $9.5 million for the nine months ended September 30, 2025, primarily driven by the full-period effect of the Carolina Stone ($2.3 million) and Fraser Canyon ($2.8 million) acquisitions and stock-based compensation of $0.6 million.

Transaction expenses

The Company recorded no transaction expenses in the nine months ended September 30, 2026. The nine months ended September 30, 2025 included $652.0 thousand of transaction expenses, $618.0 thousand at the Parent and $34.0 thousand at TotalStone.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $152.0 thousand for the nine months ended September 30, 2026 compared to no change for the nine months ended September 30, 2025, related to the remeasurement of the Carolina Stone and Fraser Canyon earn-outs.

Unrealized gain (loss) on derivative and debt instruments

Unrealized gain on derivative and debt instruments was $641.0 thousand for the nine months ended September 30, 2026 compared to an unrealized loss of $652.0 thousand for the nine months ended September 30, 2025, related to the Company’s Senior Secured Convertible Notes.

Realized foreign currency loss, net

Realized foreign currency loss, net, was $11.0 thousand for the nine months ended September 30, 2026 compared to none for the nine months ended September 30, 2025, related to the Canadian operations acquired in the Fraser Canyon acquisition.

Interest expense

Interest expense increased by $2.6 million or 194%, for the nine months ended September 30, 2026 compared to $1.3 million for the nine months ended September 30, 2025, primarily driven by the amortization of debt discount and issuance costs on the Company’s Senior Secured Convertible Notes.

Provision for income taxes

The Company recorded a provision for income taxes of $6.0 thousand for the nine months ended September 30, 2026, compared to no provision for the nine months ended September 30, 2025, for the same reasons.

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

The following table is a summary of TotalStone’s operating results through operating income (loss) reconciled to the Company’s consolidated totals with the inclusion of Parent and eliminating amounts:

	Three Months Ended September 30,
	2026					2025
Income (loss) from operations before taxes:	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Sales	$18,157	$3,136	$—	$(1,337)	$19,956	$12,697	$957	$—	$—	$13,654
Cost of goods sold	13,321	2,183	—	(1,285)	14,219	9,680	720	—	—	10,400
Gross Profit	4,836	953	—	(52)	5,737	3,017	237	—	—	3,254
Selling, general and administrative expenses	3,491	943	802	1	5,237	2,470	298	602	—	3,370
Transaction Expenses	—	—	—	—	—	34	—	618	—	652
Change in fair value of contingent consideration	40	54	—	—	94	—	—	—	—	—
Income (loss) from operations	$1,305	$(44)	$(802)	$(53)	$406	$513	$(61)	$(1,220)	$—	$(768)

Other financial information:
Depreciation & amortization included in SG&A expenses	$79	$63	$—	$—	$142	$111	$7	$—	$—	$118

	Nine Months Ended September 30,
	2026					2025
	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated	TotalStone	Carolina Stone Holdings	Parent	Eliminations	Consolidated
Income (loss) from operations before taxes:
Sales	$46,733	$8,676	$—	$(1,337)	$54,072	$33,448	$957	$—	$—	$34,405
Cost of goods sold	34,923	5,728	—	(1,285)	39,366	25,976	720	—	—	26,696
Gross Profit	11,810	2,948	—	(52)	14,706	7,472	237	—	—	7,709
Selling, general and administrative expenses	10,236	2,634	2,342	1	15,213	7,414	298	2,011	(210)	9,513
Transaction Expenses	—	—	—	—	—	34	—	618	—	652
Change in fair value of contingent consideration	40	112	—	—	152	—	—	—	—	—
Income (loss) from operations	$1,534	$202	$(2,342)	$(53)	$(659)	$24	$(61)	$(2,629)	$210	$(2,456)

Other financial information:
Depreciation & amortization included in SG&A expenses	$268	$198	$—	$—	$466	$341	$7	$—	$—	$348

Liquidity and Capital Resources

Working capital was $1,130.0 thousand as of September 30, 2026 compared to positive $98.0 thousand as of December 31, 2025. Excluding the current portion of long-term debt, working capital was $5.0 million and $3.8 million as of September 30, 2026 and December 31, 2025, respectively. The $1.2 million increase was primarily driven by a $4.8 million increase in accounts receivable, offset by a $1.4 million increase in accounts payable and a $1.7 million increase in borrowings under our revolving line of credit.

The Company primarily funds our operations through cash provided from operations of our building products distribution network and available capacity under our ABL Facility (“Revolver”). Our operating cash flows fluctuate based on seasonality with the first quarter typically a slower period in our calendar year resulting in negative operating cash flows from the building of accounts receivables and inventory levels. During the second half of the year we generally expect positive operating cash flows as we bring down accounts receivables and inventory levels from seasonal high periods and pay down our Revolver.

As of September 30, 2026, the Company had a combined balance of $12.0 million outstanding under its revolving credit facilities. Our Revolving Credit Agreement with Beacon Bank & Trust matures on December 31, 2026, as extended by the Sixteenth Amendment to the Credit Agreement dated June 17, 2026. As of September 30, 2026, the Company was in compliance with the minimum Cash Flow Coverage Ratio covenant under the Revolving Credit Agreement. The minimum Tangible Net Worth covenant is measured as of June 30 and December 31. The Company was in compliance with it as of June 30, 2026. The next measurement date is December 31, 2026. See Note 10. Management is in discussions with Beacon Bank & Trust regarding a longer-term extension of the Revolver with financial covenants aligned to the Company's anticipated future results.

The liquidity of the Company is largely dependent on our ability to borrow funds on our Revolver. The longer-term extension of the Revolver and future compliance with financial covenants are subject to risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations. The Company currently believes that it will have sufficient working capital to operate for a period of at least one year from the issuance date of the September 30, 2026 interim consolidated financial statements based on future expected results. Future acquisitions may be financed through other forms of financing that will depend on existing conditions.

In conclusion, the Company’s ability to continue as a going concern depends on its ability to generate sufficient cash flows from operations, access additional capital, and manage its debt maturities. The July 2025 Senior Secured Convertible Note was settled in full by August 28, 2026. The October 2025 Note matured on October 22, 2026. 3i, LP has treated an Event of Default as having occurred, has converted part of the note at the alternate conversion price that applies after an Event of Default, and has not demanded payment. On November 6, 2026, the Company and 3i, LP entered into an amendment to the October 2025 Note that extends its maturity date to December 13, 2027. The Company’s U.S. revolving credit facility with Beacon Bank & Trust (successor by merger to Berkshire Bank) matures in December 2026, as extended by the Sixteenth Amendment, and Canadian Stone Industries’ operating loan with TD Bank is uncommitted, repayable on demand and subject to annual renewal. The mezzanine term loan with Stream Finance, LLC matures in September 2028, as extended by the Fourth Amendment dated June 17, 2026. The equity line of credit with Tumim Stone Capital, LLC (the “ELOC”) runs to January 1, 2028, as extended by a second amendment dated November 6, 2026. In the three months ended September 30, 2026, the Company sold $792.6 thousand of shares under the ELOC, more than the $619.8 thousand it sold in the six months ended June 30, 2026, and principal of the Senior Secured Convertible Notes fell from $3,859.5 thousand at December 31, 2025 to $1,000.0 thousand at September 30, 2026. Management is evaluating alternatives to refinance or extend these obligations and believes that the Company’s existing cash, proceeds from sales under the ELOC, and expected operating cash flows will be sufficient to fund operations for at least the next twelve months from the date of this filing.

Seasonality

The Company historically experiences higher sales during our second and third quarters due to the favorable weather in the Midwestern and Northeastern United States for new construction and remodeling.

Summary of Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(2,718)	$(3,992)
Net cash used in investing activities	(158)	(2,441)
Net cash provided by financing activities	2,730	7,152
Effect of foreign currency rates on changes in cash	(7)	—
Net increase (decrease) in cash	$(153)	$719

Cash Flows from Operating Activities

Net cash used in operating activities was $2,718 thousand for the nine months ended September 30, 2026, primarily resulting from the Company’s net loss of $3,927 thousand and a $2.0 million build in working capital, partially offset by $3.3 million of non-cash items including depreciation, amortization, and accrued interest.

Net cash used in operating activities was $4.0 million for the nine months ended September 30, 2025, primarily resulting from our net loss of $4.4 million and a $0.9 million build in working capital, partially offset by $1.4 million of non-cash items, including the $652.0 thousand unrealized loss on derivative and debt instruments.

Cash Flows from Investing Activities

Net cash used in investing activities was $158.0 thousand for the nine months ended September 30, 2026, consisting of $133.0 thousand of property and equipment purchases and $38.0 thousand paid to settle the working capital adjustment under the Fraser Canyon purchase agreement (see Note 4), partially offset by $12.5 thousand of proceeds from the sale of assets.

Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2025, consisting primarily of $2.4 million paid for the Carolina Stone acquisition, net of cash acquired, together with $16.0 thousand of intangible asset purchases and $2.0 thousand of property and equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2026, primarily consisting of net borrowings under our revolving line of credit of $1.8 million and net proceeds from our equity line of credit of $1.3 million, partially offset by $227.0 thousand of principal repaid on the Senior Secured Convertible Notes.

Net cash provided by financing activities was $7.2 million for the nine months ended September 30, 2025, primarily consisting of net proceeds from our March 2025 public offering of $3.3 million, $3.0 million of proceeds from the issuance of the July 2025 Senior Secured Convertible Note and net borrowings under our revolving line of credit of $2.0 million, partially offset by debt repayments of $975.0 thousand and financing fees of $320.0 thousand.

Funding Requirements

The Company used the net proceeds of its March 2025 Public Offering and its Senior Secured Convertible Notes to fund a portion of the cash consideration for the Carolina Stone Holdings acquisition (closed August 22, 2025) and the Fraser Canyon Holdings acquisition (closed December 1, 2025), and for general corporate and working capital purposes.

Through October 22, 2025, the Company received an aggregate of $6,250,000 in gross proceeds pursuant to its Senior Secured Convertible Notes financings (the July 29, 2025 issuance and the October 22, 2025 issuance), as described in Note 11 to the consolidated financial statements included in this Quarterly Report and in the Recent Developments section of this Management's Discussion and Analysis. In addition, as described in Note 11 and Note 15, the Company may receive up to $18.3 million from the sale of the Equity Line Securities to the Equity Line Investor. Actual proceeds depend on an effective resale registration statement, the trading price and volume of the Common Stock and the other conditions of the agreement, which, as extended by a second amendment dated November 6, 2026, runs to January 1, 2028. After the November 9, 2026 purchase, 45,055 shares remained available under the existing resale registrations. The registration statement filed on October 30, 2026 covers a further 333,333 shares and was declared effective by the SEC on November 10, 2026. At the October 29, 2026 closing price of $2.73, the 378,388 shares would represent approximately $1.0 million before purchase price discounts and placement agent fees, and sales beyond those shares would require a further registration statement. The Company plans to raise additional funds to finance the growth of our operations through equity financing or debt financing arrangements. If we raise additional funds through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to the rights of our existing Common Stock, and our existing stockholders may experience dilution.

Off-Balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026, as amended on April 17, 2026, have not materially changed. In the second quarter of 2026, we added the following two critical accounting policies and Significant Judgments and Estimates to Note 3 in the footnotes to the consolidated financial statements: Business Combinations and Convertible Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation and in light of the remediation action plan that has been designed and implemented by the management as described below, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were not effective, due to the previously identified material weaknesses, which remain under remediation and the additional material weakness described below.

Remediation of the Material Weakness Identified in Connection with the Restatement. In connection with the restatement reported in the Company’s amended Quarterly Reports on Form 10-Q/A filed on August 12, 2026, management identified an additional material weakness in the Company’s internal control over financial reporting. The Company’s controls over the computation and review of the weighted average number of common shares outstanding used to compute net loss per share did not operate effectively. The Company has implemented an independent re-computation of the weighted average number of common shares outstanding from the share register each reporting period.

Our management has historically been composed of a small team, which resulted in limitations on segregation of duties. During the second quarter of 2026, management began a remediation action plan restructuring the accounting and financial reporting function and addressing the reported internal control weaknesses including the following steps:

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2026, we continued to implement the remediation actions described above, including the independent re-computation of the weighted average number of common shares outstanding from the share register implemented following the restatement reported in the Company’s amended Quarterly Reports on Form 10-Q/A filed on August 12, 2026. These changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was in compliance with its financial covenants under our Revolving Credit Agreement as of September 30, 2026, and although we received a written waiver from our lender for the first quarter of 2026, there can be no assurance that we will maintain compliance in future periods or that our lender will grant additional waivers, which could result in acceleration of our outstanding indebtedness and materially impair our liquidity.

As of September 30, 2026, the Company was in compliance with the minimum Cash Flow Coverage Ratio covenant under our Revolving Credit Agreement with Beacon Bank & Trust. The minimum Tangible Net Worth covenant is measured as of June 30 and December 31. The Company was in compliance with it as of June 30, 2026. The next measurement date is December 31, 2026. We were not in compliance with the Cash Flow Coverage Ratio covenant as of March 31, 2026. On May 18, 2026, we received a written waiver limited to that specific violation; the waiver did not extend to any future defaults or events of default. On June 17, 2026, we entered into the Sixteenth Amendment to the Revolving Credit Agreement, which extended the maturity date from June 19, 2026 to December 31, 2026. Beacon Bank & Trust has informed us that it expects to approve an extension of the Revolving Credit Agreement beyond December 31, 2026, but no extension has been approved or signed, and there can be no assurance that it will be. There can be no assurance that we will maintain compliance with the financial covenants of the amended Revolving Credit Agreement in future periods or that our lender will grant additional waivers if we do not.

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

On April 16, 2026, we reduced the conversion price applicable to $500,000 of the principal amount outstanding under the October Note to $17.10 per share. On the same date, the buyer converted an aggregate of $1,725,136 of principal and $120,762 of accrued interest into 85,240 shares of common stock, increasing our outstanding share count by approximately 22% in a single day. On August 10, 2026, we further reduced the conversion price of both Notes to $8.847 per share with respect to all $1,900,759.78 of principal then outstanding. On August 12, 2026, the holder converted $112,999 of principal and $8,569 of accrued interest into 13,741 shares of Common Stock at $8.847 per share, and the July 2025 Note was repaid in full on August 28, 2026. At September 30, 2026, the $1,000,000 of principal outstanding under the October Note was convertible into approximately 113,033 shares of Common Stock at $8.847 per share, compared with approximately 70,505 shares issuable under both Notes at the conversion prices in effect at June 30, 2026. On October 19, 2026, the 1-for-30 reverse stock split adjusted the conversion price of the October Note to $8.85 per share, and on November 10, 2026, under its terms, the conversion price reset to $2.03 per share. At $2.03 per share, the $894,946.30 of principal outstanding is convertible into approximately 440,860 shares of Common Stock. On October 29, 2026, after the initial maturity date of the October Note, which was extended to December 13, 2027, the holder converted $25,000.30 of the note into 10,688 shares of Common Stock at $2.3391 per share, the alternate conversion price that applies after an Event of Default (see the risk factor that follows).

These conversions have resulted in significant dilution to existing stockholders with respect to earnings, book value, and voting power per share, and may depress the market price of our Common Stock. If additional principal or interest is converted at the reduced price, or if we further reduce the conversion price, stockholders will experience additional material dilution. The shares of common stock issuable upon conversion of remaining unconverted principal may exert continued downward pressure on our stock price, which could impair our ability to raise capital through equity offerings or our Equity Line of Credit and could make any future conversions even more dilutive.

The October 2025 Note matured on October 22, 2026 and was not repaid, and the holder has treated an Event of Default as having occurred. On November 6, 2026, its maturity date was extended to December 13, 2027.

The Senior Secured Convertible Note issued to 3i, LP on October 22, 2025 matured on October 22, 2026, with $918,281.38 of principal outstanding. Under the terms of the note, the failure to repay the outstanding amounts at maturity constitutes an Event of Default (as defined in the note) on the sixth trading day after the maturity date. Subject to the standstill described below, upon an Event of Default, 3i, LP may exercise its rights and remedies under the note and the related transaction documents, including delivering a conversion notice or a redemption notice or initiating foreclosure proceedings against the assets that secure the note. 3i, LP has treated an Event of Default as having occurred. On October 29, 2026, it converted $25,000.30 of the note into 10,688 shares of Common Stock at the alternate conversion price that applies after an Event of Default, which is 90 percent of the lowest daily volume-weighted average price of our Common Stock in the ten trading days before conversion. That price was $2.3391 per share, against a conversion price of $8.85 per share. 3i, LP has not demanded payment of the note. On November 6, 2026, we entered into an amendment to the note with 3i, LP that extends its maturity date to December 13, 2027. Under the amendment, before the new maturity date, 3i, LP may not, on account of any Event of Default arising from circumstances that existed on or before the date of the amendment, or, under Section 13(d) of the note, from payments on our existing indebtedness, require redemption of the note, demand or collect any amount under it or exercise any remedy. 3i, LP keeps its right to convert the note at the alternate conversion price. See Note 19 to the consolidated financial statements for the other terms of the amendment. If we are unable to satisfy our obligations under the note when they become due, or if an Event of Default occurs that the standstill does not cover, 3i, LP may exercise its rights and remedies, which could result in substantial dilution to our existing stockholders, significant cash payment obligations, or the loss of assets securing the note. At the date of this report the note remained outstanding with $894,946.30 of principal, matures on December 13, 2027 and is subject to the standstill described above.

The Company regained compliance with the $1.00 Nasdaq minimum bid price requirement, but its Common Stock could be delisted if the bid price falls below $1.00 again. The minimum bid price is the only listing deficiency for which the Company has received notice from Nasdaq.

In January 2026, the Company received a notification from the Nasdaq Stock Market indicating that the closing bid price of its Common Stock had been below $1.00 per share for 30 consecutive business days, and that the Company was therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The Company had until July 6, 2026, to regain compliance, which required the closing bid price of its Common Stock to be at least $1.00 per share for a minimum of 10 consecutive business days. The Company did not regain compliance within that period, and Nasdaq granted the Company an additional 180-day compliance period through January 4, 2027. If the Company fails to maintain compliance, its Common Stock may be subject to delisting from Nasdaq, which could materially adversely affect the liquidity and trading price of its Common Stock and its ability to raise capital. In January 2025, the SEC approved amendments to Nasdaq Listing Rule 5810(c)(3)(A) that restrict the ability of listed companies to use reverse stock splits as a compliance tool. Under the amended rules, if a company effects a reverse stock split and subsequently fails to maintain the minimum bid price requirement within one year, the company will not be eligible for any compliance period and Nasdaq will issue a delisting determination. In addition, companies that effect reverse stock splits with a cumulative ratio of 250-to-1 or greater over any two-year period are subject to immediate delisting without a compliance period. At the 2026 Annual Meeting held on June 18, 2026, the Company’s stockholders authorized the Board of Directors to effect a reverse stock split as a potential measure to regain compliance, and on October 19, 2026, the Company effected a 1-for-30 reverse stock split. On November 2, 2026, Nasdaq notified the Company that it had regained compliance. However, the reverse stock split may not result in sustained compliance with the minimum bid price requirement, and the amended Nasdaq rules would preclude the Company from relying on an additional compliance period if the stock price subsequently falls below $1.00 within one year of the reverse stock split.

Nasdaq has adopted a new minimum market value requirement for continued listing that could apply to us.

In July 2026, the SEC approved new Nasdaq continued listing standards that require automatic delisting if the market value of a company's listed securities remains below $5 million for 30 consecutive business days (the “MVLS Rule”).  The new MVLS Rule eliminates any cure period, precludes any automatic stay of suspension pending an appeal, and results in an immediate trading suspension upon Nasdaq's determination of non-compliance. On July 29, 2026, the SEC stayed the effectiveness of that approval order pending its consideration of notices of intent to petition for review. On September 11, 2026, the SEC granted petitions for review of the approval order and ordered that it remain stayed pending further order of the SEC, and the amendments are not currently operative. On September 25, 2026, Nasdaq filed a rule change, effective on filing, under which the MVLS Rule would become operative only when the stay ends, with the 30 consecutive business days counted from the next business day. Accordingly, it is currently uncertain when the stay will be lifted, or the MVLS Rule delayed, modified, or set aside. If the MVLS Rule becomes effective and the market value of our listed securities remains below $5 million for 30 consecutive business days, Nasdaq would immediately issue a delisting determination and suspend trading in our Common Stock. As of October 29, 2026, the market value of our listed securities was approximately $2.5 million. Our reverse stock split did not, by itself, increase the market value of our listed securities, and any actions we take to address the requirement, including issuances of additional securities, could dilute existing stockholders. If our Common Stock were delisted, the liquidity of our Common Stock and our ability to raise capital, including under the ELOC, would be materially impaired.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2026, the Company issued 13,500 shares of Common Stock to 3i, LP upon the exercise in full, at an exercise price of $0.30 per share, of the warrant issued on February 12, 2026 in connection with the Letter Agreement described in Note 14 to the consolidated financial statements included in this Quarterly Report. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering, and the Company has filed a registration statement on Form S-1 registering their resale.

During the nine months ended September 30, 2026, in connection with the Senior Secured Convertible Notes, the Company issued 11,111 shares of Common Stock in the first quarter, 85,240 shares in the second quarter (on April 16, 2026), and 81,561 shares in the third quarter upon conversions of principal and accrued interest by the holder. The shares were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

On August 7, 2026, the Company issued 160,307 shares of restricted common stock as restricted stock awards to eleven executive officers and directors under the Capstone Holding Corp. 2025 Stock Incentive Plan, as amended (see Note 15 to the consolidated financial statements included in this Quarterly Report). The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The shares have not been registered as of the date of this filing.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

Insider trading arrangements and policies.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
2.1

Agreement and Plan of Merger, dated as of October 8, 2026, by and between Capstone Holding Corp., a Delaware corporation, and Capstone Holding Corp., a Nevada corporation (incorporated by reference to exhibit 2.1 to current report on Form 8-K filed with the SEC on October 13, 2026)

3.1	Articles of Incorporation of Capstone Holding Corp. (Nevada) (incorporated by reference to exhibit 3.1 to current report on Form 8-K filed with the SEC on October 13, 2026)
3.2	Bylaws of Capstone Holding Corp. (Nevada) (incorporated by reference to exhibit 3.2 to current report on Form 8-K filed with the SEC on October 13, 2026)
3.3

Certificate of Amendment to Articles of Incorporation of Capstone Holding Corp., filed with the Nevada Secretary of State on October 16, 2026 (incorporated by reference to exhibit 3.1 to current report on Form 8-K filed with the SEC on October 21, 2026)

3.4

Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to exhibit 3.1 to quarterly report on Form 10-Q filed with the SEC on August 12, 2026)

3.5	Certificate of Conversion filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.3 to current report on Form 8-K filed with the SEC on October 13, 2026)
3.6	Articles of Merger filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.4 to current report on Form 8-K filed with the SEC on October 13, 2026)
10.1

Amended and Restated Common Stock Purchase Agreement, dated as of June 16, 2026, by and between Capstone Holding Corp. and Tumim Stone Capital, LLC (incorporated by reference to exhibit 10.2 to current report on Form 8-K filed with the SEC on November 9, 2026)

10.2

First Amendment to Amended and Restated Common Stock Purchase Agreement, dated July 2, 2026, by and between Capstone Holding Corp. and Tumim Stone Capital, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on July 6, 2026)

10.3

First Amendment, effective July 29, 2026, to Senior Secured Convertible Note dated July 29, 2025 (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on August 3, 2026)

10.4

Form of Master Restricted Stock Agreement, dated August 7, 2026, by and between Capstone Holding Corp. and each of the recipients named in the schedule filed therewith, together with a schedule of omitted agreements filed pursuant to Instruction 2 to Item 601(b)(10) of Regulation S-K (incorporated by reference to exhibit 10.9 to quarterly report on Form 10-Q filed with the SEC on August 12, 2026)

10.5

Master Restricted Stock Agreement, dated August 7, 2026, by and between Capstone Holding Corp. and Matthew Lipman (incorporated by reference to exhibit 10.10 to quarterly report on Form 10-Q filed with the SEC on August 12, 2026)

10.6

Conversion Price Voluntary Adjustment Notice, dated August 10, 2026, between Capstone Holding Corp. and 3i, LP (incorporated by reference to exhibit 10.11 to quarterly report on Form 10-Q filed with the SEC on August 12, 2026)

10.7*#

Staffing Agreement, effective September 11, 2026, by and between Capstone Holding Corp., for itself and its subsidiaries, and Brookstone Partners IAC, Inc., amending and restating the Staffing Agreement dated June 9, 2025

10.8

First Amendment to Senior Secured Convertible Note dated October 22, 2025, dated as of November 6, 2026, by and between Capstone Holding Corp. and 3i, LP (incorporated by reference to exhibit 10.1 to current report on Form 8-K filed with the SEC on November 9, 2026)

10.9

Second Amendment to Amended and Restated Common Stock Purchase Agreement, dated as of November 6, 2026, by and between Capstone Holding Corp. and Tumim Stone Capital, LLC (incorporated by reference to exhibit 10.3 to current report on Form 8-K filed with the SEC on November 9, 2026)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Certain portions of this exhibit, indicated by [***], have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are the type of information the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE HOLDING CORP.

Date: November 12, 2026	By:	/s/ Matthew E. Lipman
Matthew E. Lipman
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	/s/ Edward Schultz
Edward Schultz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)